Form 10-Q
period 1996-06-30
VALUJET INC
filed 1996-08-14
CIK 948846

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended                  June 30, 1996
                               -----------------------------------------------
                                      OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------    -------------------

Commission file number                          0-26914
                      ---------------------------------------------------------

                                 VALUJET, INC.
           --------------------------------------------------------

            (Exact name of registrant as specified in its charter)

            Nevada                                      58-2189551
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                             1800 Phoenix Boulevard
                                   Suite 126
                            Atlanta, Georgia 30349
      ---------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 907-2580
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X           No
                            ---------          ---------


      As of August 1, 1996, there were 54,678,842 shares of Common Stock of the Registrant outstanding.

                                 VALUJET, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                                                                      Page No.
                                                                                                                      --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
- -------  --------------------
     Consolidated Balance Sheets - December 31, 1995 and June 30, 1996 (Unaudited)                                        3

     Consolidated Statements of Operations - Three months ended June 30, 1995 and 1996 (Unaudited);
               Six months ended June 30, 1995 and 1996 (Unaudited)                                                        5

     Consolidated Statements of Cash Flows - Six months ended June 30, 1995 and 1996 (Unaudited)                          7

     Condensed Notes to Unaudited Consolidated Interim Financial Statements                                               8

Item 2.   Management's Discussion and Analysis of Financial
- -------   -------------------------------------------------
          Condition and Results of Operations                                                                           10
          -----------------------------------


                          PART II - OTHER INFORMATION

Item 2.    Changes in Securities                                                                                        18
- ---------  ---------------------

Item 4.    Submission of Matters to a Vote of Security Holders                                                          18
- ---------  ---------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K                                                                             18
- ---------  --------------------------------


SIGNATURES


EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
- -------   --------------------

                                 VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,      June 30,
                                                         1995            1996
                                                     -------------  ------------

ASSETS                                                  (Note)       (Unaudited)
Current assets:
      Cash and cash equivalents                      $127,947,096   $207,977,095
      Accounts receivable, less allowance
        of $405,000 and $642,000 at December 31,
        1995 and June 30, 1996, respectively           12,074,394      1,743,722
      Inventories of parts                              4,016,266      4,516,325
      Prepaid expenses                                  4,758,205      3,211,915
      Deferred tax asset                                  401,621        401,621
      Assets held for disposition                               0     72,684,815
      Other current assets                                589,986      1,892,697
                                                     ------------   ------------
Total current assets                                  149,787,568    292,428,190
Property and equipment, at cost
      Flight equipment                                153,513,693    171,183,172
      Other property and equipment                     40,472,604     62,741,668
      Deposits on flight equipment
         purchase contracts                            21,801,525     23,230,773
                                                     ------------   ------------
                                                      215,787,822    257,155,613
      Less allowance for depreciation                 (18,834,231)   (31,889,198)
                                                     ------------   ------------
                                                      196,953,591    225,266,415
Debt issuance costs                                             0      3,897,441
                                                     ------------   ------------

Total assets                                         $346,741,159   $521,592,046
                                                     ============   ============




     Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                                   VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS



     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                  December 31,    June 30,
                                                     1995           1996
                                                 -------------  -------------
                                                    (Note)       (Unaudited)

Current liabilities:
      Accounts payable                           $  6,721,754   $  3,178,892
      Accrued liabilities                          35,866,095     25,605,155
      Air traffic liability                        22,221,133      3,827,152
      Income taxes payable                             24,957        334,902
      Current maturities of long-term debt         21,430,984     74,459,445
                                                 ------------   ------------
Total current liabilities                          86,264,923    107,405,546
Long-term debt less current maturities             87,607,149    237,980,172
Deferred income taxes payable                      10,803,856     10,803,856
Stockholders' equity:
      Common stock, $.001 par value:                   54,556         54,671
        1,000,000,000 shares authorized: issued
        and outstanding - 54,556,020 at December 31,
        1995 and 54,670,530 at June 30, 1996
      Additional paid-in capital                   74,433,062     76,677,298
      Retained earnings                            87,577,613     88,670,503
                                                 ------------   ------------
Total stockholders' equity                        162,065,231    165,402,472
                                                 ------------   ------------
Total liabilities and stockholders' equity       $346,741,159   $521,592,046
                                                 ============   ============




Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                        Three Months Ended
                                                  -----------------------------
                                                    June 30,          June 30,
                                                      1995              1996
                                                  --------------  -------------

Operating revenues:
       Passenger                                    $83,579,796   $ 77,961,574
       Cargo                                          1,146,173      1,261,818
       Other                                          2,187,045      1,993,898
                                                    -----------   ------------
Total operating revenues                             86,913,014     81,217,290

Operating expenses:
       Flight operations                              3,486,683      5,414,622
       Aircraft fuel                                 12,468,198     17,061,473
       Maintenance                                   11,321,971     15,807,217
       Station operations                            11,631,505     14,748,674
       Passenger services                             2,185,490      3,631,749
       Marketing and advertising                      2,530,839      2,223,363
       Sales and reservations                         7,448,004      6,547,058
       General and administrative                     2,543,638      4,271,741
       Employee bonus                                 4,200,000       (550,000)
       Depreciation                                   3,104,990      6,694,708
       Shutdown and other nonrecurring expenses               0     31,623,410
                                                    -----------   ------------
Total operating expenses                             60,921,318    107,474,015
                                                    -----------   ------------
Operating income (loss)                              25,991,696    (26,256,725)
Other expenses (income):
       Interest expense                               1,656,560      6,221,023
       Interest income                               (1,341,407)    (2,677,785)
       Arrangement fee for aircraft transfers                 0    (11,861,294)
       Gain from insurance recovery                  (1,093,527)    (2,814,785)
                                                    -----------   ------------
Total other expenses (income), net                     (778,374)   (11,132,841)
                                                    -----------   ------------
Income (loss) before income taxes                    26,770,070    (15,123,884)
Provision for income taxes                            9,910,026     (5,550,000)
                                                    -----------   ------------
Net income (loss)                                   $16,860,044    ($9,573,884)
                                                    ===========   ============
Net income (loss) per share                               $0.28         ($0.18)
                                                    ===========   ============
Weighted average shares outstanding                  59,392,398     54,663,481
                                                    ===========   ============


See accompanying notes.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                      Six Months Ended
                                                 ----------------------------
                                                  June 30,        June 30,
                                                   1995             1996
                                                 ------------   -------------

Operating revenues:
       Passenger                                 $141,801,874   $183,530,818
       Cargo                                        2,025,267      2,707,764
       Other                                        3,832,616      4,973,715
                                                 ------------   ------------
Total operating revenues                          147,659,757    191,212,297

Operating expenses:
       Flight operations                            6,194,525     12,932,717
       Aircraft fuel                               22,596,536     39,137,578
       Maintenance                                 19,499,970     31,418,618
       Station operations                          20,621,123     32,641,303
       Passenger services                           3,710,436      7,623,789
       Marketing and advertising                    5,393,400      6,506,737
       Sales and reservations                      12,482,178     15,442,045
       General and administrative                   4,353,268      8,161,420
       Employee bonus                               6,632,000      1,245,000
       Depreciation                                 5,603,537     13,211,088
       Shutdown and other nonrecurring expenses             0     31,623,410
                                                 ------------   ------------
Total operating expenses                          107,086,973    199,943,705
                                                 ------------   ------------
Operating income (loss)                            40,572,784     (8,731,408)
Other expenses (income):
       Interest expense                             3,086,455      8,624,015
       Interest income                             (2,857,573)    (4,524,234)
       Arrangement fee for aircraft transfers               0    (11,861,294)
       Gain from insurance recovery                (1,093,527)    (2,814,785)
                                                 ------------   ------------
Total other expenses (income), net                   (864,645)   (10,576,298)
                                                 ------------   ------------
Income before income taxes                         41,437,429      1,844,890
Provision for income taxes                         15,506,773        752,000
                                                 ------------   ------------
Net income                                       $ 25,930,656   $  1,092,890
                                                 ============   ============
Net income per share                                    $0.44          $0.02
                                                 ============   ============
Weighted average shares outstanding                59,414,608     59,587,450
                                                 ============   ============


See accompanying notes.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                Six Months Ended
                                                       ----------------------------------
                                                           June 30,          June 30,
                                                             1995              1996
                                                       -----------------  --------------

Operating activities:
Net income                                                 $ 25,930,656   $   1,092,890
Adjustments to reconcile net income
 to cash provided by operating activities:
      Depreciation                                            5,603,537      14,690,386
      Provision for uncollectible accounts                     (121,000)      2,420,482
      Gain from insurance recovery on loss of aircraft                0      (2,814,785)
      Deferred income taxes                                     (14,277)              0
      Changes in certain assets and liabilities:
            Accounts receivable                              (3,423,060)      7,910,190
            Other current assets                             (5,375,359)       (256,477)
            Accounts payable and accrued liabilities         20,921,819     (13,803,802)
            Air traffic liability                            16,958,769     (18,393,981)
            Income taxes payable                              5,839,040         309,945
                                                           ------------   -------------
Net cash provided by (used in) operating activities          66,320,125      (8,845,152)

Investing activities:
Proceeds from insurance claim                                 3,000,000       4,000,000
Purchases of property and equipment                         (44,103,065)   (116,706,995)
                                                           ------------   -------------
Net cash used in investing activities                       (41,103,065)   (112,706,995)

Financing activities:
Issuance of long-term debt                                   25,713,486     216,529,498
Proceeds from sale of common stock                              233,332       2,244,351
Proceeds from notes receivable                                5,700,010               0
Payment of long-term debt                                    (3,962,142)    (17,191,703)
Payment of offering expenses                                    (35,151)              0
                                                           ------------   -------------
Net cash provided by financing activities                    27,649,535     201,582,146
                                                           ------------   -------------

Net increase in cash and cash equivalents                    52,866,595      80,029,999
Cash and cash equivalents at beginning of period             85,077,542     127,947,096
                                                           ------------   -------------

Cash and cash equivalents at end of period                 $137,944,137   $ 207,977,095
                                                           ============   =============



See accompanying notes.

                                 VALUJET, INC.
     CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     ----------------------------------------------------------------------


A.  BASIS OF PRESENTATION

          In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, the results of operations for the three and six month periods ended June 30, 1996 and June 30, 1995, and cash flows for the six month periods ended June 30, 1996 and June 30, 1995. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 29, 1996, and amendments thereto.

          The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

B.  NET INCOME PER COMMON SHARE

          Net income per share is based on the weighted average number of common shares outstanding and common stock equivalents during the periods. Common stock equivalents include shares issuable upon the assumed exercise of stock options using the treasury stock method when dilutive.

C.  LONG-TERM DEBT

                                              December 31,   June 30,
                                                 1995          1996
                                             ------------  ------------
  (Unaudited)
 Promissory notes due 1998 through 2006..    $109,038,133  $312,439,617
 Less current maturities.................      21,430,984    74,459,445
                                             ------------  ------------
                                             $ 87,607,149  $237,980,172
                                             ============  ============


  During 1995 and during the six months ended June 30, 1996, the Company signed promissory notes totaling $76,095,000 and $70,593,000, respectively, to finance the purchase of 21 aircraft and spare engines during 1995 and 10 aircraft during 1996. The Company also closed a private offering of $150,000,000 principal amount of 10 1/4% Senior Notes due 2001. Interest on the senior notes is payable semi-annually on April 15 and October 15. The notes related to aircraft financing bear interest at rates ranging from 6.8% to 9.78% per annum and principal and interest payments are due in monthly or quarterly installments over four to ten year terms on a mortgage-style amortization based on the delivery date of the aircraft. Certain of these notes with an aggregate unpaid purchase balance of approximately $15.6 million as of June 30, 1996, have a variable rate of interest based on the London interbank offered rate plus 1.85% to 3% (1.85% at December 31, 1995 and June 30, 1996) based on the Company's compliance with specific financial ratios concerning leverage and fixed charge coverage. Certain other of these notes have a variable rate of interest based on LIBOR plus a range of 1.15% to 1.50%. A substantial portion of the secured notes require prepayment if specific financial ratios (concerning debt to equity, net worth, fixed charge coverage and current ratio) are not maintained. The aircraft and engines serve as collateral on this debt. Total interest paid was approximately $3,100,000 and $5,400,000 for the six months ended June 30, 1995 and June 30, 1996, respectively.


D.  COMMITMENTS AND CONTINGENCIES

  On May 11, 1996, the Company suffered a tragic loss involving Flight 592. The accident, following a number of incidents and heightened Federal Aviation Administration (FAA) scrutiny resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular, despite the fact that the cause of the accident is still under investigation by the National Transportation Safety Board. In response to the accident, the FAA conducted an extraordinary review of the Company's operations. As a result, the Company significantly reduced its schedule between May 19, 1996 and June 17, 1996, and on June 17, 1996 entered into a consent order with the FAA under which the Company agreed to several matters including the suspension of operations until such time as the Company is able to satisfy the FAA as to its safety concerns and the payment of $2,000,000 to the FAA to compensate it for the cost of the special inspections. When the Company satisfies the FAA's safety concerns, the consent order permits the resumption of service with up to 15 aircraft as opposed to 51 aircraft in service prior to the shutdown. See Note E regarding charges associated with the accident and related shutdown of operations.

  As a result of the above mentioned events, several class action suits have been filed by shareholders against the Company and various officers alleging, among other things, misrepresentations regarding the Company's safety. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's stock. Management intends to defend these actions vigorously and believes that the suits are without merit. While any litigation contains elements of uncertainty, management presently believes, based on the information available to it and discussions with outside counsel, that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the results of operations or the financial position of the Company.

  Several lawsuits have also been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. The Company's insurance carrier has assumed defense of these lawsuits and handles all aspects of such claims. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the accompanying financial statements. The Company maintains $750 million of liability insurance per occurrence with a major group of independent insurers that provide facilities for all forms of aviation insurance for many major airlines. Management believes, based on the information currently available to it, that such coverage is sufficient to cover claims associated with this accident and that the insurers have sufficient financial strength to pay claims.


E.  SHUTDOWN AND OTHER NONRECURRING EXPENSES

  Costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule from May 19, 1996 to the June 17, 1996 and the suspension of operations subsequent to June 17, 1996 are shown in the statement of operations as shutdown and other nonrecurring expenses. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance costs in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations during May and June are included in shutdown and other nonrecurring expenses.

A summary of such costs is as follows:


       Maintenance                      $7,855,000
       Legal and other consulting        6,317,000
       Facilities rental                 4,109,000
       Wages, salaries and benefits      3,916,000
       FAA payment                       2,000,000
       Depreciation                      1,480,000
       Other                             5,946,000
                                        ----------
                                       $31,623,000
                                       ===========

    No accrual was provided for costs to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities; such costs will be recognized as they are incurred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

  RESULTS OF OPERATIONS

  ValuJet Airlines, Inc. began flight operations on October 26, 1993 with two DC-9-32 aircraft operating eight daily flights between Atlanta and Jacksonville, Orlando and Tampa. Since that time and until suspension of service on June 17, 1996, the Company has increased the number of markets served and number of flights offered as the Company has placed in service additional aircraft. The following chart indicates the expansion of service through June 1996:

                                                                  New
     As of                   Total Number  Number of Peak        Cities
  Quarter End                of Aircraft    Day Flights          Added
                             -----------   ------------    -------------------------------------

December 1993                     6            34           Atlanta, Jacksonville,
                                                            Orlando, Tampa, Fort  Lauderdale,
                                                            Louisville, Memphis, New  Orleans

March 1994                       10            70           Nashville, Washington, D.C. (Dulles),
                                                            West Palm Beach, Fort  Myers, Savannah

June 1994                        14            92           Chicago (Midway), Philadelphia

September 1994                   16           114           Dallas/Fort Worth, Indianapolis

December 1994                    22           124           None

March 1995                       27           184           Detroit, Hartford/Springfield, Miami,
                                                            Raleigh/Durham, Columbus,  Montreal

June 1995                        28           208           Boston

September 1995                   34           228           Kansas City, Newport News, Jackson
                                                            (Montreal discontinued)

December 1995                    42           268           None

March 1996                       47           286           Charlotte, Pittsburgh

June 1996                        51             0           New York (La Guardia), Fort Walton Beach,
                                                            Mobile
                                                            Service suspended to all markets as of
                                                            June 17, 1996


On May 11, 1996, ValuJet Flight 592 from Miami to Atlanta crashed in the Florida Everglades. There were no survivors among the 110 people aboard, including 105 customers and five flight crew members. The accident, following a number of incidents and heightened FAA scrutiny, resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular, despite the fact that the cause has not yet been definitively determined. In response to the accident, the FAA conducted an extraordinary review of the Company's operations, including an FAA inspection of each aircraft before departure, the review of the maintenance history of each aircraft and the presence of an FAA inspector onboard each Company aircraft at least once per week. The intensive inspection process and the redoubling of the Company's focus on safety resulted in many flight delays and cancellations. In response to these circumstances, the Company reduced its schedule by more than 40% between May 19, 1996 and June 17, 1996, by reducing service to its markets without eliminating service to any market. In addition, the Company retained The Spectrum Group and named James B. Davis (General USAF-Ret.) as its "safety czar" to conduct a thorough inspection of the Company's maintenance and safety policies and procedures.

          On June 17, 1996, the Company entered into a consent order with the FAA under which: (i) the Company agreed to suspend operations until such time as the Company is able to satisfy the FAA as to various safety concerns identified by the FAA as a result of its intensive inspections of the Company's operations, (ii) the FAA agreed to work with the Company in order to reestablish operations with up to 15 aircraft, and (iii) the Company is to pay $2 million to the FAA to compensate it for the costs of the special inspections conducted. In order to reduce costs while the Company prepares its plan to restore service, the Company has furloughed more than 90% of its personnel.

          Other consequences of the accident, ensuing media coverage and shutdown of operations include:

          1. The Company is unable to predict with certainty when the Company will be able to resume service or the level of service that will be offered at that time. The Company's recommencement of service is also subject to approval by the Department of Transportation (DOT). The Association of Flight Attendants
(AFA) has made certain filings with the DOT, asserting that the Company's management should be replaced prior to resumption of service. The Company is unable to predict what effect, if any, the filings will have on the DOT's determination or the timing thereof.

          2. The expansion of the Company's operations will likely be subject to FAA approval for an indefinite period of time.

          3. The Company expects that its traffic after resumption of service will be less than experienced prior to suspension of operations. The Company is unable to predict how significantly the accident and shutdown will affect load factors after the Company resumes operations or the length of time load factors will be impacted.

          4. The Company has sought to defer acceptance of certain aircraft presently under contract for delivery in 1996 and the Company may lease out or sell some of its aircraft.

          5. The Company has refunded fares paid by customers affected by the Company's changing schedules and cancellations and by those who otherwise chose to change their travel plans.

          6. After resumption of service, the Company's cost per ASM will likely increase to some extent to reflect the cost of any additional maintenance or safety procedures adopted by the Company and lower aircraft utilization levels.

          7. The Company may reduce its workforce permanently if the FAA, safety concerns or lack of customer acceptance extends the period prior to the Company reestablishing prior levels of service.

          8. The aircraft destroyed was insured for $4.0 million which is in excess of its book value. The Company carries $750 million of liability insurance. Although the Company believes that such insurance will be sufficient to cover all claims arising from the accident, there can be no assurance that the aggregate of all claims will not exceed such insurance limits.

          9. Several stockholder lawsuits have been filed against the Company and certain of its officers and directors alleging, among other things, violations of federal securities laws. While the Company denies that it has violated any of its obligations under the federal securities laws and believes that the lawsuits do not have any merit, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

         10. Various governmental authorities are conducting civil and criminal investigations of the circumstances surrounding the accident. The Company is cooperating with the authorities in connection with these investigations.



          In light of these factors, persons investing in the securities of the Company should be apprised of the following additional risks:

          1. There can be no assurance that the Company will be able to recover sufficient customer acceptance in order to regain profitability.

          2. Even if the Company regains profitability, the Company may have permanently lost a certain amount of customer support which could decrease the Company's profitability indefinitely.

          3. The Company may face losses of customer support as a result of the shutdown of its operations in addition to the costs incurred during the period operations have been affected.

          4. If the National Transportation Safety Board (NTSB) were to determine that the Company's maintenance procedures or aging aircraft contributed to the cause of the accident, such determination could also have a substantial adverse effect on the Company's future operations.

          5. The occurrence of one or more subsequent incidents by ValuJet's aircraft could likely have a substantial adverse effect on the Company's public perception and future operations.

          As a result of the accident, the ensuing extraordinary review of the Company's operations by the FAA and the reduction in the level of service by the Company for an indefinite period of time, the Company's results for periods prior to May 11, 1996 are not necessarily reflective of the results to be expected in future periods. The following is a comparison of selected financial data of the Company for the three and six months ended June 30, 1995 and 1996.

                                                                  Three Months Ended
                              --------------------------------------------------------------------------------------
                                                 June 30, 1995                              June 30, 1996
                              ------------------------------------------------  ------------------------------------
                                                     Percent of        Per                Percent of       Per
                                    Amount            Revenues         ASM       Amount    Revenues        ASM
                              -------------------  --------------  -----------  ---------  ---------  --------------
                                                            (000)                              (000)
Total operating revenues                $ 86,913           100.0%      10.10c   $ 81,217      100.0%          8.28c
                                        ========           =====        =====   ========      =====           =====

Expense Category:
- -----------------

Flight operations                       $  3,487             4.0%       0.41c      5,415        6.7%          0.55c
Aircraft fuel                             12,468            14.3         1.45     17,061       21.0            1.74
Maintenance                               11,322            13.0         1.31     15,807       19.4            1.61
Station operations                        11,631            13.4         1.35     14,749       18.2            1.51
Passenger services                         2,185             2.5         0.25      3,632        4.5            0.37
Marketing and advertising                  2,531             2.9         0.29      2,223        2.7            0.23
Sales and reservations                     7,448             8.6         0.87      6,547        8.1            0.67
General and administrative                 2,544             2.9         0.30      4,272        5.3            0.44
Employee bonuses                           4,200             4.8         0.49       (550)      (0.7)          (0.06)
Depreciation                               3,105             3.6         0.36      6,695        8.2            0.68
Nonrecurring expenses                          0             0.0         0.00     31,623       38.9            3.23
Other expenses, net                         (778)           (0.9)       (0.09)   (11,133)     (13.7)          (1.14)
                                        --------           -----        -----   --------      -----           -----

Total expenses                          $ 60,143            69.2%       6.99c   $ 96,341      118.6%          9.83c
                                        ========           =====        =====   ========      =====           =====


                                                                  Six Months Ended
                              --------------------------------------------------------------------------------------
                                                 June 30, 1995                              June 30, 1996
                              ------------------------------------------------  ------------------------------------
                                                     Percent of        Per                Percent of       Per
                                    Amount            Revenues         ASM       Amount    Revenues        ASM
                              -------------------  --------------  -----------  ---------  ---------  --------------
Total operating revenues                $147,660           100.0%       9.41c   $191,212      100.0%          8.25c
                                        ========           =====        =====   ========      =====           =====

Expense Category:
- -----------------

Flight operations                       $  6,195             4.2%       0.40c     12,933        6.8%          0.56c
Aircraft fuel                             22,597            15.3         1.44     39,137       20.4            1.69
Maintenance                               19,500            13.2         1.24     31,419       16.4            1.35
Station operations                        20,621            14.0         1.31     32,641       17.1            1.41
Passenger services                         3,710             2.5         0.24      7,624        4.0            0.33
Marketing and advertising                  5,394             3.7         0.34      6,507        3.4            0.28
Sales and reservations                    12,482             8.5         0.80     15,442        8.1            0.67
General and administrative                 4,353             2.9         0.28      8,161        4.3            0.35
Employee bonuses                           6,632             4.5         0.42      1,245         .7            0.05
Depreciation                               5,603             3.7         0.36     13,211        6.9            0.57
Nonrecurring expenses                          0             0.0         0.00     31,623       16.5            1.36
Other expenses, net                         (865)           (0.6)       (0.06)   (10,576)      (5.5)          (0.46)
                                        --------           -----        -----   --------      -----           -----

Total expenses                          $106,222            71.9%       6.77c   $189,367       99.1%          8.16c
                                        ========           =====        =====   ========      =====           =====

Quarter over quarter comparison
- -------------------------------

Operating revenues

   Total operating revenues decreased approximately 7% ($5,696,000) from the second quarter 1995 to the second quarter 1996. This decrease was primarily due to the reduction in traffic as a result of the May 11, 1996 accident and the suspension of service on June 17, 1996. The average number of flights increased from 172 flights per day during the second quarter 1995 to 190 flights per day during the second quarter 1996 as the Company placed into service additional aircraft and commenced service to additional markets. Total available seat miles (ASMs) increased 14% from the three months ending June 30, 1995 to the three months ending June 30, 1996 and revenue passenger miles (RPMs) decreased 14% during the same period due to lower load factors. The increase in ASMs was attributable to increasing service levels up until May 11, 1996.

   The load factor for the second quarter 1996 was approximately 56% compared to approximately 74% for the second quarter 1995 due to a decrease in traffic as a result of the accident and schedule unreliability during the period of intensive FAA scrutiny. Meanwhile, the average fare increased to $73.79 for the three months ending June 30, 1996 from $66.31 for the three months ended June 30, 1995 primarily due to a 4% increase in stage length and the Company's decision not to reduce gross fares upon the expiration of the 10% federal excise tax on air transportation as of January 1, 1996.

Expenses

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft fuel, maintenance expenses, and passenger services expenses. Expenses for hull insurance and compensation of pilots (exclusive of bonuses) are included in flight operations. Also included are expenses related to flight dispatch and flight operations administration. Expenses for flight operations per ASM increased from approximately .41c per ASM in the second quarter of 1995 to .55c per ASM in the second quarter of 1996 due to the Company reducing its schedule by more than 40% shortly after the May 11, 1996 accident and suspending operations as of June 17, 1996.

   Aircraft fuel expenses include both the direct cost of the fuel as well as the costs of delivering fuel into the aircraft. On a per ASM basis, fuel expense increased from 1.45c per ASM during the second quarter 1995 to 1.74c per ASM during the second quarter 1996. The Company's average fuel cost increased from approximately $.60 per gallon for the second quarter 1995 to approximately $.72 per gallon for the second quarter 1996 while fuel burn per block hour decreased from 870 gallons to 858 gallons over the same period. Approximately $.04 per gallon of this increase was due to the expiration as of October 1, 1995 of the airlines' exemption to a certain excise tax applied to fuel.

   Maintenance expenses include all expenses related to the upkeep of the aircraft and ground equipment. Such expenses include maintenance labor, parts and supplies. The cost of engine overhauls and routine maintenance costs for aircraft and engine maintenance are charged to maintenance expense as incurred. Maintenance expenses increased 40% from the second quarter 1995 to the second quarter 1996. Maintenance expenses in prior periods were lower as a result of the Company having a fewer number of aircraft, and since each aircraft acquired by the Company entered service immediately following a scheduled maintenance check, no scheduled maintenance was required during the first several months of each aircraft's operations. Due to the Company's use of a continuous overhaul program, the Company's aircraft are generally scheduled for some level of overhaul procedures within twelve months of the purchase date. Maintenance expenses were also impacted by the intense FAA inspections during May and June requiring certain scheduled maintenance procedures to be performed in advance of their regular schedule.

   Station operations expenses include all expenses incurred at the airports, as well as station operations administration. Station operations expenses include landing fees, facilities rental, station labor, passenger liability insurance and ground handling expenses. Station operations expenses increased approximately 27% ($3,118,000) from the second quarter 1995 to the second quarter 1996, primarily due to an increase in the number of cities served and an increase in the number of departures. The Company served 24 cities at the end of the second quarter 1995 and increased that number to 31 during the second quarter 1996. In addition, departures increased from approximately 15,449 during the second quarter 1995 to 17,060 during the second quarter 1996, and the average cost per departure increased from approximately $753 to approximately $865 over the same period primarily as a result of the reduced schedule during May and June and the suspension of operations as of June 17, 1996.

   Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. Passenger services expenses for the second quarter 1996 increased approximately 66% over the second quarter 1995 level as the number of departures rose approximately 10%. The Company also spent more on hotel costs and training. Hotel expenditures increased due to the Company operating a schedule which required more overnight stays by flight crew and the impact of the irregular schedule operated between May 12, 1996 and June 17, 1996. Additional training expenses were incurred to train flight crew to operate the MD-80 series aircraft which were placed into service during the quarter. The Company also incurred certain additional costs related to the reduced and suspended operations during May and June.

   Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. Marketing and advertising expenses, as a percentage of revenues, decreased from 2.9% in the second quarter 1995 to 2.7% in the second quarter 1996 due to the Company's suspension of advertising after the May 11, 1996 accident.

   Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees and travel agency commissions. Sales and reservations expenses remained flat as bookings dropped off and more time was spent refunding customers. The costs related to refunding reservations as a result of the accident and shutdown are included in the nonrecurring expense line item.

   General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, accounting and other miscellaneous expenses. General and administrative expenses increased 68% from the second quarter 1995 to the second quarter 1996. This increase in expense was primarily due to the Company's continuing expansion as evidenced by the addition of three cities at the beginning of May. The Company also experienced an increase in legal and consulting costs.

   Employee bonuses for the second quarter 1995 and the second quarter 1996 were accrued at approximately 14% and (5%), respectively, of pretax, pre-bonus income. The negative accrual is a result of reducing the year-to-date accrual given the second quarter results. The actual amount to be paid out and the form of such pay-out are at the sole discretion of the Company's Board of Directors.

   Depreciation expense includes depreciation on aircraft and ground equipment, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation expense increased 116% from $3,105,000 in the second quarter 1995 to $6,695,000 in the second quarter 1996 as additional aircraft and other property have been acquired. The Company operated 28 aircraft with an average acquisition price of approximately $3.4 million at the end of the second quarter 1995 as compared to 51 aircraft with an average acquisition price of approximately $4.8 million at the end of the second quarter 1996. Also, certain depreciation expense on unused assets is included in the shutdown and other nonrecurring expenses line item.

   Shutdown and other nonrecurring expenses include those expenses that are identified as relating to the May 11, 1996 accident, the extraordinary FAA review of operations and the subsequent reduced schedule and shutdown. These expenses include extra maintenance costs, labor, hotel expenses, facility rental on unused facilities, certain passenger related expenses, depreciation on unused assets, unusual maintenance costs due to the FAA inspections, the FAA fee to be paid, reservations expenses related to refunds, and various consulting and legal expenses.

   Other expenses (income), net includes interest income and interest expense. During the second quarter of 1996, interest expense exceeded interest income by approximately $3,543,000 due to increasing debt levels attributable to the acquisition of aircraft and the completion of the issuance of $150 million 10.25% Senior Notes due 2001. The Company also recognized income of $14.7 million related to gains from insurance proceeds on loss of aircraft and an arrangement fee for aircraft transfers.

Year-to-date over year-to-date comparison
- -----------------------------------------

Operating revenues

   Total operating revenues increased approximately 29% ($43,553,000) from the six months ended June 30, 1995 to the six months ended June 30, 1996. This increase was due to several factors. The average number of flights increased from

156 flights per day to 222 flights per day during the same period as the Company placed into service additional aircraft and commenced service to additional markets. Total available seat miles (ASMs) increased 47% from the six months ending June 30, 1995 to the six months ending June 30, 1996 and revenue passenger miles (RPMs) increased 21% during the same period. The increases in ASMs and RPMs were attributable to increasing service levels prior to the accident.

   The load factor for the first six months of 1996 was approximately 57% compared to approximately 69% for the first six months of 1995 due to a 17% increase in passengers and a 47% increase in ASMs over the same period. The load factor was also negatively impacted by the accident on May 11, 1996 and schedule unreliability during intensive FAA scrutiny. Meanwhile, the average fare increased to $72.75 for the six months ending June 30, 1996 from $65.63 for the six months ended June 30, 1995 primarily due to the Company's decision not to reduce gross fares upon the expiration of the 10% federal excise tax on air transportation as of January 1, 1996. The Company did, however, match the lower fares of the industry in February, but in March returned fares to near their previous levels.

Expenses

   Expenses for flight operations per ASM increased from approximately .40c per ASM for the six months ended June 30, 1995 to .56c per ASM for the six months ended June 30, 1996 as the Company spent approximately $2.0 million to subcontract replacement aircraft due to two of the Company's aircraft requiring substantial unplanned repairs. Both of these aircraft were put back into
scheduled service in the second quarter 1996.   These expenses were also
impacted by the reduction in schedule shortly after the May 11 accident and the subsequent shutdown of operations on June 17, 1996.

    Aircraft fuel cost increased approximately 73% from the first six months of 1995 to the first six months of 1996 primarily due to an increase in the cost of fuel and a 47% increase in ASMs. The Company's average fuel cost increased from approximately $.60 per gallon for the six months ended June 30, 1995 to approximately $.70 per gallon for the six months ended June 30, 1996 while fuel burn per block hour decreased from 880 gallons to 846 gallons over the same period. Approximately $.04 per gallon of this increase was due to the expiration as of October 1, 1995 of the airlines' exemption to a certain excise tax applied to fuel. Fuel expenses were also impacted by additional ferrying and positioning flights made necessary as a result of the FAA intensive investigation.

   Maintenance expenses increased 61% from the first six months of 1995 to the first six months of 1996. Maintenance expenses in prior periods were lower as a result of the Company having a fewer number of aircraft, and since each aircraft acquired by the Company entered service immediately following a scheduled maintenance check, no scheduled maintenance was required during the first several months of each aircraft's operations. Due to the Company's use of a continuous overhaul program, the Company's aircraft are generally scheduled for some level of overhaul procedures within twelve months of the purchase date.
The Company's maintenance expenses were also negatively impacted by the intensive FAA investigation beginning shortly after the May 11, 1996 accident.

   Station operations expenses increased approximately 58% ($12,020,000) from the six months ended June 30, 1995 to the six months ended June 30, 1996, primarily due to an increase in the number of cities served, an increase in the number of departures and the disruption of service during the second quarter of 1996. Departures increased from approximately 28,030 during the first six months of 1995 to 39,875 during the first six months of 1996, and the average cost per departure increased from approximately $736 to approximately $819 over the same period primarily as a result of irregular operations due to weather during the first quarter 1996 and irregular operations due to FAA inspections during the second quarter 1996.

   Passenger services expenses for the first six months of 1996 increased approximately 105% over the first six months of 1995 as the number of departures rose approximately 42% and the number of passengers increased approximately 17%. The Company also spent more on hotel costs and training. Hotel expenditures increased due to the Company operating a schedule which required more overnight stays by flight crew, the impact of severe weather which caused unplanned overnight stays during the first quarter of 1996 and the disruption in service during the second quarter of 1996. Additional training expenses were incurred to train flight crews to operate the MD-80 series aircraft which were placed into service during the second quarter.

   Marketing and advertising expenses, as a percentage of revenues, decreased from 3.7% in the first six months of 1995 to 3.4% in the first six months of 1996 due to the Company halting all advertising as of May 11, 1996.

   Sales and reservations expenses increased 24% from the six months ended June 30, 1995 to the six months ended June 30, 1996 as the number of bookings increased approximately 10%. Sales and reservations expenses were also impacted by the severe weather during the first quarter 1996 as additional agents were utilized to answer flight information calls and were also impacted by the disruption in service during the second quarter 1996.

   General and administrative expenses increased 87% from the six months ended June 30, 1995 to the six months ended June 30, 1996. This increase in expense was primarily due to the Company's continuing expansion and increases in legal and consulting costs.

   Depreciation expense increased 136% from $5,604,000 for the first six months of 1995 to $13,211,000 for the first six months of 1996 as additional aircraft and other property have been acquired.

   Other expenses (income), net includes interest income and interest expense. During the six months ended June 30, 1996 interest expense exceeded interest income by approximately $4,100,000 due to increasing debt levels attributable to the acquisition of aircraft and the issuance during April of $150 million of 10.25% Senior Notes due 2001. The Company also recognized income of $14.7 million related to gains from insurance proceeds and an arrangement fee for aircraft transfers.

LIQUIDITY AND CAPITAL RESOURCES

   For the six months ended June 30, 1996, the Company used cash flow in operating activities of approximately $8.8 million and used cash of approximately $116.7 million to acquire property and equipment (of which approximately $70.6 million was funded through the issuance of long-term debt). On April 17, 1996, the Company closed a private offering of $150,000,000 principal amount of 10 1/4% Senior Unsecured Notes due April 15, 2001. Interest is payable on the Notes semi-annually. The Indenture under which the Notes have been issued provides for certain limitations on the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends and make certain investments. As of June 30, 1996, the Company had cash and cash equivalents of approximately $208 million and working capital of approximately $185.0 million.

   As of June 30, 1996, the Company's fleet consists of 43 DC-9-30 aircraft, four MD-80 aircraft and four DC-9-21 aircraft, with an additional four DC-9-30 series aircraft and six MD-80 series aircraft currently under contract for delivery during the remainder of 1996. The Company is actively trying to sell all of the MD-80 aircraft, the four DC-9-21 aircraft and two of the four DC-9-30 aircraft scheduled to deliver. The Company is also actively trying to sell or lease up to 15 of its DC-9-30 aircraft that may not be in the Company's short-term operating plans.

   The Company has contracted with McDonnell Douglas for the purchase of 50 MD-95 aircraft, at a cost of approximately $1.0 billion, for delivery in 1999 to 2002. Approximately $60,000,000 of this amount will be paid in progress payments during 1996 to 1998. The balance of the purchase price after all progress payments will need to be paid or financed upon delivery of each aircraft. If the Company exercises its option to acquire up to an additional 50 MD-95 aircraft, additional payments could be required beginning in this period. The Company expects to finance at least 80% of the cost of each of these aircraft. Although McDonnell Douglas has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that aircraft related debt financing, coupled with the assistance to be provided by McDonnell Douglas, should be available when needed.

   There is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

   The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next several years. By December 31, 1999, all of the Company's aircraft must be brought into compliance with Stage 3 requirements. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft and acquiring Stage 3 aircraft. The Company expects that the FAA certified hush kits will cost approximately $1.8 million per aircraft or approximately $46.8
million for a fleet of 25 non-hushed DC-9-32 aircraft as of June 30, 1996.   Any
disposition of Stage 2 aircraft would reduce this obligation. The Company expects to finance a portion of the cost of these hush kits and to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on such loans out of working capital generated from operations during the term of the financing. The phase in period for full compliance with Stage 3 (until December 31, 1999) and the term of the financing will allow the Company to spread the payments for Stage 3 compliance over a number of years.


   As of June 30, 1996, the Company's long-term debt related to asset financing was $162.4 million, with respect to which the Company's aircraft and certain other equipment are pledged as security. Certain debt bears interest at fixed rates ranging from 6.8% to 9.78% per annum and is repayable in consecutive monthly or quarterly installments over a four- to ten-year period. During the second quarter 1996, the Company prepaid $5.8 million of fixed rate debt without penalty. The notes prepaid had interest rates ranging from 9.93% to 11.5%. Certain other notes with an aggregate unpaid principal balance of approximately $15.6 million as of June 30, 1996, have a variable rate of interest based on the London interbank offered rate (LIBOR) plus 1.85% to 3% (1.85% at June 30, 1996 and December 31, 1995) based on the Company's compliance with specific financial ratios concerning leverage and fixed charge coverage. Certain other notes have a variable rate of interest based on LIBOR plus a range of 1.15% to 1.50%. A substantial portion of the secured notes require prepayment if specific financial ratios (concerning debt to equity, net worth, fixed charge coverage and current ratio) are not maintained. During the period since the Company's suspension of operations, the Company has continued to make all payments under its secured debt when due and the Company has not received any notices of default from its creditors. The Company has purchased all of its aircraft and consequently, has no lease commitments relating to its aircraft fleet. All of such aircraft financing debt will mature by May 2006. The Company anticipates that it will be in violation of certain covenants related to some of its aircraft secured debt by September 30, 1996, as a result of the Company's suspension of operations subsequent to the accident of Flight 592. The Company expects to enter into negotiations with the affected lenders in an effort to avoid any declarations of default. There can be no assurance that such negotiations will be successful.

   During the period of the Company's suspended operations the Company has furloughed more than 90% of its personnel to reduce costs during this period. Although the Company has sufficient cash assets to pay its recurring obligations and debt service for an extended period of time, the Company's failure to resume flight operations may result in defaults under the Company's secured debt and the acceleration of the Company's debt. In such event, there can be no assurance that the Company would be able to satisfy all of its obligations on a timely basis. The Company is unable to predict with certainty when the appropriate governmental agencies will approve the recommencement of the Company's flight operations.

                          PART II  - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
- -----------------------------

   As a result of the Company's issuance of 10 1/4% Senior Notes due 2001 on April 17, 1996, the Company has entered into an Indenture which limits the amount of dividends that may be paid with respect to the Company's Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

   The annual meetings of Stockholders of the Company were held on May 23, 1996. At the meeting, the entire Board of Directors of the Company was reelected by the following votes: (1) Don Chapman: Shares Voted For - 45,498,996, Shares Withholding Authority - 184,615; (2)Timothy P. Flynn: Shares Voted For - 45,523,722, Shares Withholding Authority -159,889;(3)Maurice J. Gallagher, Jr.:
Shares Voted For - 45,535,556, Shares Withholding Authority - 148,055;(4) Lewis
H. Jordan: Shares Voted For - 45,535,343, Shares Withholding Authority - 148,268;(5) Robert L. Priddy: Shares Voted For - 45,535,041, Shares Withholding Authority - 148,570. In addition, the Company's 1996 Stock Option Plan was approved by the Stockholders at the meeting by a vote of 35,128,892 shares for approval of the plan, 5,448,284 shares against approval of the plan and 94,947 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
- ----------------------------------------

(a) The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.

   10 - Consent Order In the Matter of ValuJet Airlines, Inc.  with United
        States Department of Transportation, Federal Aviation Administration 11 - Statement Re: Computation of Earnings Per Share

(b) Reports on Form 8-K. A Form 8-K dated April 17, 1996, was filed during the quarter ended June 30, 1996, reporting the closing of a private offering of $150,000,000 principal amount of 10 1/4% Senior Notes due 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        VALUJET, INC.



Date: August 12, 1996   /s/ Robert L. Priddy
                        --------------------------------------------------
                        Robert L. Priddy
                        Chairman of the Board and Chief Executive Officer



Date: August 12, 1996   /s/ Michael D. Acks
                        --------------------------------------------------
                        Michael D. Acks
                        Controller and Chief Accounting Officer