Form 10-K/A
period 1995-12-31
VALUJET INC
filed 1996-10-08
CIK 948846

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1


(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required] for the transition period from ________________________ to _______________________


Commission file number 0-26914

                                 VALUJET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                                                  58-2189551
---------------------------------                            -------------------
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1800 Phoenix Boulevard, Atlanta, Georgia                            30349
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

              (770) 907-2580
--------------------------------------------------
Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                        which registered

       None                                                         None
-------------------                                     ------------------------


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                               (Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes     X            No
                                                     -------            -------

     As of March 5, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of such stock in the NASDAQ Stock Market on March 5, 1996, was approximately $745,000,000. As of March 5, 1996, the Registrant had 54,625,960 shares of Common Stock outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The Form 10-K for the year ended December 31, 1995, filed with the Commission on March 29, 1996, is hereby amended by substituting the enclosed
Exhibit 10.22 for the Exhibit 10.22 to such report previously filed with the Commission.



                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VALUJET, INC.


Date:  September 12, 1996             /s/ Robert L. Priddy
                                      --------------------------------------
                                      Robert L. Priddy
                                      Chairman of the Board and Chief
                                      Executive Officer




Date:  September 12, 1996             /s/ Michael D. Acks
                                     ---------------------------------------
                                     Michael D. Acks
                                     Controller and Chief Accounting Officer