Form 10-Q
period 1996-09-30
VALUJET INC
filed 1996-11-14
CIK 948846

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 1996
                              ------------------------------------------------
                                       OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------
Commission file number                          0-26914
                      ---------------------------------------------------------
                                             VALUJET, INC.
                      ---------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

           Nevada                                       58-2189551
---------------------------------           -----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                             1800 Phoenix Boulevard
                                   Suite 126
                            Atlanta, Georgia 30349
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 907-2580
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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


      As of November 1, 1996, there were 54,861,822 shares of Common Stock of the Registrant outstanding.

                                 VALUJET, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-----------------------------

         Consolidated Balance Sheets - December 31, 1995 and
               September 30, 1996 (Unaudited)                               3

         Consolidated Statements of Operations - Three months
               ended September 30, 1995 and 1996 (Unaudited);
               Nine months ended September 30, 1995 and 1996 (Unaudited)    5

         Consolidated Statements of Cash Flows - Nine months ended
               September 30, 1995 and 1996 (Unaudited)                      7

         Condensed Notes to Unaudited Consolidated Interim Financial
               Statements                                                   8


Item 2.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations                               10
         -----------------------------------



                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  16
------   --------------------------------



SIGNATURES


EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------    --------------------

                                 VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                 December 31,   September 30,
                                                    1995            1996
                                                -------------   -------------
               ASSETS                              (Note)       (Unaudited)
Current assets:
 Cash and cash equivalents                       $127,947,096   $178,986,199
 Accounts receivable, less allowance
   of $405,000 and $663,000 at December 31,
   1995 and September 30, 1996, respectively       12,074,394      4,362,625
 Inventories of parts                               4,016,266      6,566,015
 Prepaid expenses                                   4,758,205      3,622,076
 Income taxes receivable                                    0     14,622,494
 Deferred tax asset                                   401,621        401,621
 Assets held for disposition                                0     68,416,006
 Other current assets                                 589,986      2,353,016
                                                 ------------   ------------
Total current assets                              149,787,568    279,330,052
Property and equipment, at cost
 Flight equipment                                 153,513,693    124,300,459
 Other property and equipment                      40,472,604     65,123,137
 Deposits on flight equipment
    purchase contracts                             21,801,525     14,244,895
                                                 ------------   ------------
                                                  215,787,822    203,668,491
 Less allowance for depreciation                  (18,834,231)   (32,395,095)
                                                 ------------   ------------
                                                  196,953,591    171,273,396
Debt issuance costs                                         0      3,749,136
                                                 ------------   ------------

Total assets                                     $346,741,159   $454,352,584
                                                 ============   ============




Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                                 VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   December 31,   September 30,
                                                       1995           1996
                                                  --------------  -------------
                                                      (Note)       (Unaudited)

Current liabilities:
  Accounts payable                                 $  6,721,754   $  1,979,189
  Accrued liabilities                                35,866,095     21,248,105
  Air traffic liability                              22,221,133      2,712,539
  Income taxes payable                                   24,957              0
  Current maturities of long-term debt               21,430,984     23,512,267
  Debt on assets held for sale                                0     47,227,664
                                                   ------------   ------------
Total current liabilities                            86,264,923     96,679,764
Long-term debt less current maturities               87,607,149    203,127,014
Deferred income taxes payable                        10,803,856     10,803,856
Stockholders' equity:
  Common stock, $.001 par value:                         54,556         54,780
    1,000,000,000 shares authorized: issued
    and outstanding - 54,556,020 at December 31,
    1995 and 54,779,630 at September 30, 1996
  Additional paid-in capital                         74,433,062     76,961,491
  Retained earnings                                  87,577,613     66,725,679
                                                   ------------   ------------
Total stockholders' equity                          162,065,231    143,741,950
                                                   ------------   ------------
Total liabilities and stockholders' equity         $346,741,159   $454,352,584
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

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                   Three Months Ended
                                             -------------------------------
                                              September 30,    September 30,
                                                  1995               1996
                                             --------------   --------------

Operating revenues:
     Passenger                                $104,576,338   $      16,890
     Cargo                                       1,341,057               0
     Other                                       3,378,487         294,029
                                              ------------   -------------
Total operating revenues                       109,295,882         310,919

Operating expenses:
     Flight operations                           5,563,926         339,049
     Aircraft fuel                              14,444,593          45,000
     Maintenance                                12,484,549       6,748,554
     Station operations                         14,935,801         253,672
     Passenger services                          3,246,693           2,692
     Marketing and advertising                   1,695,176         415,891
     Sales and reservations                      9,265,856          52,957
     General and administrative                  2,707,130       2,784,562
     Employee bonus                              4,150,000               0
     Depreciation                                4,130,582          85,047
     Arrangement fee for aircraft transfers              0      (1,175,000)
     Gain from insurance recovery                        0               0
     Gain on sale of assets                              0      (2,334,678)
     Shutdown and other nonrecurring expenses            0      23,039,576
                                              ------------   -------------
Total operating expenses                        72,624,306      30,257,322
                                              ------------   -------------
Operating income (loss)                         36,671,576     (29,946,403)
Other expenses (income):
     Interest expense                            1,768,099       7,198,351
     Interest income                            (1,113,824)     (2,274,930)
                                              ------------   -------------
Total other expenses (income), net                 654,275       4,923,421
                                              ------------   -------------
Income (loss) before income taxes               36,017,301     (34,869,824)
Provision for income taxes                      13,356,162     (12,925,000)
                                              ------------   -------------
Net income (loss)                             $ 22,661,139    ($21,944,824)
                                              ============   =============
Net income (loss) per share                          $0.38          ($0.40)
                                              ============   =============
Weighted average shares outstanding             59,386,646      54,690,157
                                              ============   =============


See accompanying notes.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                  Nine Months Ended
                                             ------------------------------
                                              September 30,  September 30,
                                                   1995           1996
                                             --------------  --------------

Operating revenues:
     Passenger                                $246,378,212   $ 183,547,708
     Cargo                                       3,366,324       2,707,764
Other                                            7,211,103       5,267,744
                                              ------------   -------------
Total operating revenues                       256,955,639     191,523,216

Operating expenses:
     Flight operations                          11,412,451      13,271,766
     Aircraft fuel                              37,387,129      39,182,578
     Maintenance                                31,984,519      38,167,172
     Station operations                         35,556,924      32,894,975
     Passenger services                          6,957,129       7,626,481
     Marketing and advertising                   7,088,576       6,922,628
     Sales and reservations                     21,748,034      15,495,002
     General and administrative                  7,060,399      10,945,982
     Employee bonus                             10,782,000       1,245,000
     Depreciation                                9,734,119      13,296,135
     Arrangement fee for aircraft transfers              0     (13,036,294)
     Gain from insurance recovery               (1,093,527)     (2,814,785)
     Gain on sale of assets                              0      (2,334,678)
     Shutdown and other nonrecurring expenses            0      54,662,986
                                              ------------   -------------
Total operating expenses                       178,617,753     215,524,948
                                              ------------   -------------
Operating income (loss)                         78,337,886     (24,001,732)
Other expenses (income):
     Interest expense                            4,854,554      15,822,366
     Interest income                            (3,971,397)     (6,799,164)
                                              ------------   -------------
Total other expenses (income), net                 883,157       9,023,202
                                              ------------   -------------
Income (loss) before income taxes               77,454,729     (33,024,934)
Provision for income taxes                      28,862,934     (12,173,000)
                                              ------------   -------------
Net income (loss)                             $ 48,591,795    ($20,851,934)
                                              ============   =============
Net income (loss) per share                          $0.82          ($0.38)
                                              ============   =============
Weighted average shares outstanding             59,403,840      54,646,157
                                              ============   =============


See accompanying notes.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                 Nine Months Ended
                                                          ----------------------------------
                                                             September 30,     September 30,
                                                                 1995              1996
                                                          ------------------  --------------

Operating activities:
Net income (loss)                                               $ 48,591,795    ($20,851,934)
Adjustments to reconcile net income
   to cash provided by (used in) operating activities:
     Depreciation                                                  9,734,119      22,199,949
     Provision for uncollectible accounts                          1,967,488       3,187,931
     Gain from disposal of assets                                          0      (5,149,463)
     Deferred income taxes                                           (14,277)              0
     Changes in operating assets and liabilities:
       Accounts receivable                                       (17,905,471)      4,523,838
       Other current assets                                       (3,881,687)     (3,176,650)
       Accounts payable and accrued liabilities                   24,641,549     (19,360,555)
       Air traffic liability                                      21,961,861     (19,508,594)
       Income taxes payable                                        7,788,378     (14,647,451)
                                                                ------------   -------------
Net cash provided by (used in) operating activities               92,883,755     (52,782,929)

Investing activities:
Proceeds from insurance claim                                              0       4,000,000
Proceeds from dispossal of equipment                                       0      71,801,874
Purchases of property and equipment                              (76,743,264)   (135,225,048)
                                                                ------------   -------------
Net cash used in investing activities                            (76,743,264)    (59,423,174)

Financing activities:
Issuance of long-term debt                                        46,177,098     222,694,800
Proceeds from sale of common stock                                    92,551       2,528,653
Proceeds from notes receivable                                     5,700,010               0
Payment of long-term debt                                         (7,643,464)    (61,978,247)
                                                                ------------   -------------
Net cash provided by financing activities                         44,326,195     163,245,206
                                                                ------------   -------------

Net increase in cash and cash equivalents                         60,466,686      51,039,103
Cash and cash equivalents at beginning of period                  85,077,542     127,947,096
                                                                ------------   -------------

Cash and cash equivalents at end of period                      $145,544,228   $ 178,986,199
                                                                ============   =============



See accompanying notes.

                                 VALUJET, INC.
     CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     ----------------------------------------------------------------------


A.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, the results of operations for the three and nine month periods ended September 30, 1996 and September 30, 1995, and cash flows for the nine month periods ended September 30, 1996 and September 30, 1995. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 29, 1996, and amendments thereto.

     The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

B.   NET INCOME PER COMMON SHARE

     Net income per share is based on the weighted average number of common shares outstanding and common stock equivalents during the periods. Common stock equivalents include shares issuable upon the assumed exercise of stock options using the treasury stock method when dilutive.

C.   LONG-TERM DEBT

                                             December 31,  September 30,
                                                 1995          1996
                                             ------------  ------------
                                                            (Unaudited)
 Promissory notes due 1998 through 2006..    $109,038,133  $273,866,945
 Less current maturities.................      21,430,984    23,512,267
 Less debt on assets held for sale.......               0    47,227,664
                                             ------------  ------------
                                            $  87,607,149  $203,127,014
                                            =============  ============


     During 1995 and during the nine months ended September 30, 1996, the Company signed promissory notes totaling $76,095,000 and $80,871,000, respectively, to finance the purchase of 21 aircraft and spare engines during 1995 and 12 aircraft during 1996. During 1996, the Company also closed a private offering of $150,000,000 principal amount of 10 1/4% Senior Notes due 2001. Interest on the senior notes is payable semi-annually on April 15 and October
15. The notes related to aircraft financing bear interest at rates ranging from 7.43% to 10.18% per annum and principal and interest payments are due in monthly or quarterly installments over four to ten year terms on a mortgage-style amortization based on the delivery date of the aircraft. Certain of these notes with an aggregate unpaid principal balance of approximately $15.0 million as of September 30, 1996, have a variable rate of interest based on the London interbank offered rate plus 1.85% to 3% (1.85% at December 31, 1995 and September 30, 1996) based on the Company's compliance with specific financial ratios concerning leverage and fixed charge coverage. Certain other of these notes have a variable rate of interest based on LIBOR plus a range of 1.20% to 2.75%. A substantial portion of the secured notes require prepayment if specific financial ratios (concerning debt to equity, net worth, fixed charge coverage and current ratio) are not maintained. The aircraft and engines serve as collateral on this debt. Total interest expense on secured debt was approximately $4,900,000 and $8,800,000 for the nine months ended September 30, 1995 and September 30, 1996, respectively.


D.  COMMITMENTS AND CONTINGENCIES

    On May 11, 1996, the Company suffered a tragic loss involving Flight 592. The accident, following a number of incidents and heightened Federal Aviation Administration (FAA) scrutiny resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular, despite the fact that the cause of the accident is still under investigation by the National Transportation Safety Board. In response to the accident, the FAA conducted an extraordinary review of the Company's operations. As a result, the Company significantly reduced its schedule between May 19, 1996 and June 17, 1996, and on June 17, 1996 entered into a consent order with the FAA under which the Company agreed to several matters including the suspension of operations until such time as the Company is able to satisfy the FAA as to its safety concerns and the payment of $2,000,000 to the FAA to compensate it for the cost of the special inspections. The Company satisfied the FAA's requirements and received FAA clearance during August 1996. The Company received its determination of fitness from the Department of Transportation on September 25, 1996 and restarted operations on September 30, 1996. See Note E regarding charges associated with the accident and related shutdown of operations.

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

  Numerous lawsuits have also been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. The Company's insurance carrier has assumed defense of these lawsuits under a reservation of rights and is providing the defense of such claims. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial ststements. The Company maintains $750 million of liability insurance per occurrence with a major group of independent insurers that provide facilities for all forms of aviation insurance for many major airlines.
Although the Company believes, based on the information currently available to it, that such coverage is sufficient to cover claims associated with this accident and that the insurers have sufficient financial strangth to pay claims, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.


E.  SHUTDOWN AND OTHER NONRECURRING EXPENSES

  Costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule from May 19, 1996 to June 17, 1996 and the suspension of operations subsequent to June 17, 1996 are shown in the statement of operations as shutdown and other nonrecurring expenses. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance costs in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations during the second and third quarters of 1996 are included in shutdown and other nonrecurring expenses. Personnel costs include full wages, salaries and benefits that were provided to idled employees during the reduction and suspension of operations through September 30, 1996.

A summary of such costs is as follows:


       Maintenance                     $16,874,000
       Legal and other consulting        8,247,000
       Facilities rental                 5,950,000
       Wages, salaries and benefits      5,679,000
       Depreciation                      8,904,000
       FAA payment                       2,000,000
       Other                             7,009,000
                                       -----------
                                       $54,663,000
                                       ===========


  No accrual was provided for costs to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities; such costs will be recognized as they are incurred. There was no accrual for salaries and wages in connection with the furlough of employees because they were paid through June 30, 1996 with no additional severence benefits provided.

F. ASSETS HELD FOR DISPOSITION

  During 1996, as a result of the accident involving Flight 592 and the consent order with the FAA which required the Company to reestablish operations with up to 15 aircraft and subjects further expansion of the Company's operations to FAA and DOT approval, the Company plans to sell or lease certain of its aircraft. Those aircraft which the Company has decided to sell have been classified in the balance sheet as assets held for disposition and are stated at the lower of carrying amount or fair value less cost to sell. At September 30, 1996, the fair value, as estimated by the current market value, less cost to sell exceeded the carrying amount of such aircraft.

G. RECLASSIFICATIONS

  In May 1996, the AICPA issued a new edition of its Industry Audit Guide, Audit of Airlines, which changed the classification of gains and losses resulting from the sale or involuntary conversion of property and equipment from nonoperating gains or losses to operating gains or losses that must be reported as a component of income (loss) from operations. Such amounts in prior period financial statements were reclassified to conform to the current presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

    RESULTS OF OPERATIONS

    The following chart indicates the service offered by the Company from January 1995 through September 1996:

                                                                      Number
                 As of           Total Number     Number of Peak    of  Cities
              Quarter End        of Aircraft       Day Flights        Served
              -----------       -------------    ---------------   ------------

             March 1995               27               184              23

             June 1995                28               208              24

             September 1995           34               228              26

             December 1995            42               268              26

             March 1996               47               286              28

             June 1996                51                 0          Service suspended to all markets as of
                                                                    June 17, 1996

             September 1996           46                16          Service resumed on September 30, 1996 to
                                                                    Atlanta, Fort Lauderdale, Orlando, Tampa,
                                                                    Washington, D.C.


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

  On June 17, 1996, the Company entered into a consent order with the FAA under which: (i) the Company agreed to suspend operations until such time as the Company was able to satisfy the FAA as to various safety concerns identified by the FAA as a result of its intensive inspections of the Company's operations,
(ii) the FAA agreed to work with the Company in order to reestablish operations with up to 15 aircraft, and (iii) the Company paid $2 million to the FAA to compensate it for the costs of the special inspections conducted. In order to reduce costs while the Company prepared its plan to restore service, the Company furloughed more than 90% of its personnel for several weeks.

  Other consequences of the accident, ensuing FAA inspections, media coverage and shutdown of operations include:

  1. The suspension of operations is anticipated to result by year-end 1996 in the failure of the Company to meet certain financial covenants under certain of the Company's secured debt. Such failure could result in the acceleration of that debt and possibly other debt of the Company.

  2. The expansion of the Company's operations will likely be subject to FAA and DOT approval for an indefinite period of time.

  3. The Company is unable to predict how significantly the accident and shutdown will affect load factors or the length of time load factors will be impacted.

  4. The Company has sold certain of its aircraft and has assigned its rights to purchase certain aircraft previously under contract for delivery in 1996. In addition, the Company may lease or sell some of its other aircraft.

  5. During the second quarter 1996, the Company refunded fares paid by customers affected by the Company's changing schedules and cancellations and by those who otherwise chose to change their travel plans.

  6. The Company's cost per ASM will likely increase to some extent to reflect the cost of any additional maintenance procedures adopted by the Company and lower aircraft utilization levels.

  7. The Company may reduce its workforce permanently if the FAA, safety concerns or lack of customer acceptance extends the period prior to the Company reestablishing prior levels of service.

  8. The aircraft destroyed was insured for $4.0 million which was in excess of its book value. The Company carries $750 million of liability insurance. Although the Company believes that such insurance will be sufficient to cover all claims arising from the accident, there can be no assurance that the aggregate of all claims will not exceed such insurance limits.

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

  In light of these factors, persons investing in the securities of the Company should be apprised of the following additional risks:

  1. The suspension of operations is anticipated to result by year-end 1996 in the failure of the Company to meet certain financial covenants (the fixed charge coverage ratio) under certain of the Company's secured debt. Such failure could result in the acceleration of such debt and a reduction in the Company's cash position. If the Company fails to timely repay all indebtedness accelerated or if the Company's other secured lenders or the holders of the Company's 10 1/4 % senior notes seek to accelerate their debt as a result of such accelerations, then a substantial portion or all of the Company's debt could be accelerated. The Company does not have sufficient cash to satisfy all of its debt at this time.

  2. There can be no assurance that the Company will be able to recover sufficient customer acceptance in order to regain profitability.

  3. Even if the Company regains profitability, the Company may have permanently lost a certain amount of customer support which could decrease the Company's profitability indefinitely.

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

  As a result of the accident, the ensuing extraordinary review of the Company's operations by the FAA and the suspension of operations in June 1996 and the current and prospective FAA imposed limitation on the number of aircraft that may be operated by the

Company, the Company's results for periods prior to May 11, 1996 are not necessarily reflective of the results to be expected in future periods. The Company's operations for the third quarter 1996 are also not reflective of future operations as a result of the suspension of operations for all but one day of such quarter. The Company's operations for previous quarters are not necessarily reflective of future operations because the number of aircraft that may be operated by the Company, currently and prospectively, is limited by the FAA. Consequently, the following is a description of the actual costs incurred by category for the three months ended September 30, 1996.

Three months ended September 30, 1996
-------------------------------------

Operating revenues

  Total operating revenues for the three months ended September 30, 1996 were $310,919. This was made up of approximately $17,000 of passenger revenue for the operations starting on September 30, 1996. The other revenue of approximately $294,000 was from engine leases, gate sub-leases and other sources.

Expenses

  Flight operations expenses for the three months ended September 30, 1996 include expenses related to the administrative functions of flight operations. These include payroll costs, certain consulting services, training costs and a portion of the hull insurance.

  Aircraft fuel expenses include both the direct cost of the fuel as well as the costs of delivering fuel into the aircraft. Fuel expense for the third quarter 1996 represents the cost of fuel to operate on September 30, 1996, the first day of the resumption of service.

  Maintenance expenses for the three months ended September 30, 1996 include all administrative costs of the maintenance department as well as normal recurring maintenance performed during the quarter. Expenses for engine overhaul and certain scheduled heavy maintenance procedures are included in this cost. All non-routine maintenance costs performed during the suspension of operations are included in the nonrecurring expense line item.

  Station operations expenses for the third quarter 1996 include all expenses related to the administrative functions of station operations as well as expenses related to operating on September 30, 1996. Included in the administrative expenses of station operations are certain payroll costs, training expenses and other miscellaneuos expenses related to station operations.

  Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses.

  Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. Marketing and advertising expenses for the three month period ended September 30, 1996 include those expenses incurred in relation to the resumption of operations on September 30, 1996.

  Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees and travel agency commissions. Sales and reservations expenses for the third quarter 1996 represent those expenses incurred during the period from September 25, 1996 to September 30, 1996 (the period that the Company's reservations services were open during the third quarter 1996).

  General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, bad debts, accounting and other miscellaneous expenses. General and administrative expenses increased 3% from the third quarter 1995 to the third quarter 1996.

  There was no accrual for employee bonuses for the third quarter 1996 due to the lack of operating income. The actual amount to be paid out and the form of such pay-out are at the sole discretion of the Company's Board of Directors.

  Depreciation expense includes depreciation on aircraft and ground equipment, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation expense for the third quarter 1996 represents the amount of depreciation estimated for one day of operations. The remainder of the depreciation expense for the quarter has been classified as shutdown and other nonrecurring expenses.

  The arrangement fee for aircraft transfers of $1,175,000 represents the amount received in connection with the assignment of an MD-80 aircraft that was under contract for delivery to the Company during the fourth quarter 1996.

  The gain on sale of assets represents the gain recognized on the sale of four DC-9-21s, three MD-80s and certain aircraft engines.

  Shutdown and other nonrecurring expenses include costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule from May 19, 1996 to June 17, 1996 and the suspension of operations subsequent to June 17, 1996. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations during May, June and third quarter 1996 are included in shutdown and other nonrecurring expenses. Personnel costs include full wages, salaries and benefits that were provided to idled employees during the reduction and suspension of operations through September 30, 1996.


  A summary of such costs is as follows:

            Maintenance                     $16,874,000
            Legal and other consulting        8,247,000
            Facilities rental                 5,950,000
            Wages, salaries and benefits      5,679,000
            Depreciation                      8,904,000
            FAA payment                       2,000,000
            Other                             7,009,000
                                            -----------
                                            $54,663,000
                                            ===========

       The Company also expects to incur additional shutdown and nonrecurring expenses in the fourth quarter 1996 as a result of idled aircraft and facilities due to the reduced level of service attributable to the Company's agreement with the FAA.

       No accrual was provided for costs to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities as such costs will be recognized as they are incurred. There was no accrual for salaries and wages in connection with the furlough of employees because they were paid through June 30, 1996 with no additional severance benefits provided.

       Other expenses (income), net includes interest income and interest expense. During the third quarter of 1996, interest expense exceeded interest income by approximately $4,923,000 due to increasing debt levels attributable to the acquisition of aircraft and the completion of the issuance of $150 million 10 1/4 % Senior Notes due 2001.


Nine months ended September 30, 1996
------------------------------------

 The Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 provides a comparison of the Company's operations for the six months ended June 30, 1996 and June 30, 1995. Since the Company's operations were suspended for all but one day of third quarter 1996, any comparison of the Company's operations for the nine months ended September 30, 1996 (reflecting only six months of active operations) with the nine months ended September 30, 1995 would not be meaningful. The Company's operations for the first nine months of 1996 are not reflective of future operations as a result of the suspension of operations for the period from June 18, 1996 until September 30, 1996. The Company's operations for previous quarters are not necessarily reflective of future operations because the number of aircraft that may be operated by the Company, currently and prospectively, is limited by the FAA.

LIQUIDITY AND CAPITAL RESOURCES

          For the year ended December 31, 1995, the Company generated cash flow from operations of approximately $113.8 million and used cash of approximately $142.1 million to acquire property and equipment (of which approximately $73.7 million was funded through the issuance of long-term debt).

          For the nine months ended September 30, 1996, the Company used cash flow in operating activities of approximately $52.8 million and used cash of approximately $59.4 million to acquire property and equipment (net of cash received from disposal of equipment of approximately $75.8 million). As of September 30, 1996, the Company had cash and cash equivalents of approximately $179.0 million and working capital of approximately $182.7 million.

          As of September 30, 1996, the Company's fleet consisted of 45 DC-9-30 aircraft and one MD-80 aircraft. During the third quarter 1996, the Company sold three of its four MD-80 aircraft and all four of its DC-9-21 aircraft, purchased two DC-9-30 aircraft under contract and assigned its purchase rights with respect to the remaining DC-9-30 aircraft and MD-80 aircraft under contract. The Company is also actively trying to sell or lease its one remaining MD-80 aircraft and up to 15 of its DC-9-30 aircraft that may not be in the Company's short-term operating plans.

          The Company has contracted with McDonnell Douglas for the purchase of 50 MD-95 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. Approximately $40 million of this amount will be paid in progress payments during 1996 to 1998. The balance of the purchase price after all progress payments will need to be paid or financed upon delivery of each aircraft. If the Company exercises its option to acquire up to an additional 50 MD-95 aircraft, additional payments could be required beginning in this period. The Company expects to finance at least 80% of the cost of each of these aircraft. Although McDonnell Douglas has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the assistance to be provided by McDonnell Douglas, aircraft related debt financing should be available when needed. There is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

          The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next several years. By December 31, 1999, all of the Company's aircraft must be brought into compliance with Stage 3 requirements. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft and acquiring Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $1.8 million per aircraft or approximately $45.0 million for a fleet of 25 non-hushed DC-9-32 aircraft as of September 30, 1996. Any disposition of Stage 2 aircraft would reduce this obligation. The Company expects to finance a portion of the cost of these hush kits and to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on such loans out of cash flow generated from operations during the term of the financing. The phase in period for full compliance with Stage 3 (until December 31, 1999) and the term of financing will allow the Company to spread the payments for Stage 3 compliance over a number of years.

          As of September 30, 1996, the Company's long-term debt related to asset financing totaled $123.9 million, with respect to which the Company's aircraft and certain other equipment are pledged as security. The Company has purchased all of its aircraft and, consequently, has no lease commitments relating to its aircraft fleet. In addition, the Company has $150 million of 10 1/4 % senior unsecured notes outstanding. The principal balance of the senior notes is due in 2001 and interest is payable semi-annually. All of the Company's debt has final maturities ranging from 1998 to 2006 with scheduled debt amortization (calculated without giving effect to any prepayment that may be required as a result of any covenant violations or sale of assets) is as follows: 1996--$7.5 million, 1997--$25.5 million, 1998--$27.4 million, 1999--
$24.6 million, 2000 and after --$188.8 million. These notes provide for acceleration of their maturities upon certain defaults, including a payment default under or defaults resulting in an acceleration of other debt of the Company and its subsidiaries.

          In September 1996, the Company received approximately $55.2 million from the sale of its four DC-9-21 aircraft and three of its MD-80 aircraft, applied approximately $39.2 million to the prepayment of debt secured by such aircraft and purchased two additional DC-9-32 aircraft for approximately $13.1 million.

          Certain debt bears interest at fixed rates ranging from 7.43% to 10.18% per annum and is repayable in consecutive monthly or quarterly
installments over a four- to ten-year period.   Certain other notes with an
aggregate unpaid principal balance of approximately $15.0 million as of September 30, 1996 have a variable rate of interest based on the London interbank offered rate (LIBOR) plus 1.85% to 3% (1.85% at September 30, 1996 and December 31, 1995) based on the Company's compliance with specific financial
ratios concerning leverage and fixed charge coverage.   The Company anticipates
that its fixed charge coverage ratio as of December 31, 1996, may result in an increase in interest rate, but that any increase in interest expense would not be more than $200,000 on an annual basis. Certain other notes have a variable rate of interest based on LIBOR plus 1.20% to 2.75%.

          A substantial portion of the secured notes require prepayment if specific financial covenants (concerning debt to equity, net worth fixed charge coverage and current ratio) are not maintained. Of the $123.9 million principal amount of secured debt as of September 30, 1996, there is debt with a principal balance of $90.8 million subject to loan agreements with financial covenants.
As of September 30, 1996, the Company was in violation of the fixed charge coverage ratio with one senior and one junior lender. The Company has received a waiver of compliance with this financial covenant for the September 1996 quarter from these two lenders. The fixed charge coverage ratios contained in the secured debt agreements with financial covenants range from 1 to 1 to 3 to
1. The Company anticipates that its fixed charge coverage ratio for the period ending December 31, 1996 will be less than required and as a result, those secured lenders would have the right to accelerate such debt (with a principal balance of $90.8 million as of September 30, 1996) unless a forbearance or waiver is
obtained by the Company.    After completion of its fourth quarter 1996
financial statements, the Company will be able to ascertain whether it failed to satisfy these financial covenants for the period ending December 31, 1996. The other financial covenants include a current ratio the most restrictive of which is 1 to 1, a leverage ratio the most restrictive of which is 3 to 1 and a minimum net worth requirement the most restrictive of which is approximately $80 million. As of September 30, 1996, the Company's current ratio exceeded 1 to 1, its leverage ratio was less than 3 to 1 and its net worth was approximately $144 million. The Company expects that it will continue to be in compliance with such other ratios in the short term. During the period since the Company's suspension of operations, the Company has continued to make all payments under its secured debt when due. The Company expects to continue negotiations with the affected lenders during the fourth quarter of 1996 in an effort to avoid any prepayment events or acceleration of debt. There can be no assurance that such negotiations will be successful.

          If the Company is unable to successfully negotiate waivers or forbearance from its secured lenders with financial covenants and if such lenders accelerate debt, then the Company will be required to prepay such debt (up to approximately $90.8 million as of September 30, 1996) within a short period of time. If the Company fails to do so, then such secured lenders would have the right to foreclose upon the aircraft securing such debt and other debt holders of the Company (including holders of the unsecured Company's 10 1/4 % senior notes) would have the right to accelerate the Company's debt. Based on the language of the Indenture governing the Company's 10 1/4 % senior notes, the Company believes that the holders of the senior notes would not have the right to accelerate the senior notes if the Company pays off debt within the time provided after acceleration upon the occurrence of a prepayment event (such as the failure to satisfy a financial covenant).

          During the period of the Company's suspended operations, the Company furloughed approximately 90% of its personnel to reduce costs during this period. Although the Company has sufficient cash assets to pay its recurring obligations and debt service for an extended period of time, the Company's failure to resume profitable operations may result in defaults under the Company's secured debt and the acceleration of the Company's debt. In such event, there can be no assurance that the Company would be able to satisfy all of its obligations on a timely basis.

          As a result of the accident and suspension of operations, several class action suits have been filed by stockholders against the Company and various officers alleging, among other things, misrepresentations regarding the Company's safety, compliance with regulatory requirements and inspections by the FAA. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's stock. Although management of the Company intends to defend these actions vigorously and believes that the suits are without merit, any litigation contains elements of uncertainty and there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

          Numerous lawsuits have also been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. The Company's insurance carrier has assumed defense of these lawsuits under a reservation of rights and is providing the defense of such claims. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance per occurrence with a major group of independent insurers that provide facilities for all forms of aviation insurance for many major airlines.
Although the Company believes, based on the information currently available to it, that such coverage is sufficient to cover claims associated with this accident and that the insurers have sufficient financial strength to pay claims, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.

                          PART II  - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.

    11 - Statement Re: Computation of Earnings Per Share

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               VALUJET, INC.



Date: November 12, 1996        /s/ Robert L. Priddy
                               ---------------------------------------------
                               Robert L. Priddy
                               Chairman of the Board and Chief Executive Officer



Date: November 12, 1996        /s/ Michael D. Acks
                              -------------------------------------------------
                              Michael D. Acks
                              Controller and Chief Accounting Officer