Form 10-K
period 1996-12-31
VALUJET INC
filed 1997-03-31
CIK 948846

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________________________ to
_______________________

Commission file number 0-26914

                                 VALUJET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            NEVADA                                            58-2189551
--------------------------------                   -----------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                          Identification No.)

      1800 Phoenix Boulevard, Atlanta, Georgia                   30349
----------------------------------------------------          ----------
(Address of principal executive offices)                       (Zip Code)

        (770) 907-2580
----------------------------------------------------
Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                   Name of each exchange on
                                                           which registered

      None                                                       None
-------------------                                   -------------------------

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
                                                Yes     X            No
                                                     -------            ------

          As of March 10, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of such stock in the NASDAQ Stock Market on March 10, 1997, was approximately $340,000,000. As of March 10, 1997, the Registrant had 54,878,322 shares of Common Stock outstanding.

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

                      Documents Incorporated by Reference
                      -----------------------------------

          Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of Stockholders to be held on May 21, 1997, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.


                 Exhibit Index is located on pages 33 - 34.

                                     PART I

ITEM 1.  BUSINESS
         --------


HISTORY

   ValuJet Airlines, Inc. was organized as a Nevada corporation in July 1992. In October 1995, ValuJet Airlines, Inc. became a wholly-owned subsidiary of ValuJet, Inc. (the "Company") as a result of a merger. The consolidated financial information contained herein or incorporated herein by reference reflects the financial information regarding the Company and its subsidiaries, before and after such merger.

THE COMPANY

   The Company, through its wholly owned subsidiary, ValuJet Airlines, Inc., operates an affordable, no frills, limited frequency, scheduled airline serving short haul markets primarily in the eastern United States. The Company believes that its low cost, no frills philosophy allows it to offer among the lowest fares in its markets and generate its own traffic by stimulating incremental demand with price-conscious travelers. Prior to June 17, 1996, the Company offered service to 31 cities from Atlanta and the Company's three "focus cities," Washington DC (Dulles Airport), Boston and Orlando. The Company's operations were interrupted by the suspension of the Company's service on June 17, 1996, pursuant to a consent order entered into with the FAA following the accident involving Flight 592 on May 11, 1996, and the ensuing extensive media and FAA scrutiny. As of September 30, 1996, the Company resumed operations with service between Atlanta and four other cities. As of March 21, 1997, the FAA has approved 24 of the Company's DC-9-32 aircraft for flight and the Company operates 144 flights per peak day between Atlanta and 20 other cities. In the short term, the Company does not expect to recommence service to all markets previously served by the Company. There can be no assurance as to when the Company will be able to reestablish its profitable operations, if at all, or to resume its previous levels of service and growth strategy.

STRATEGY

   The Company's strategy is to provide a safe, reliable, customer friendly alternative for affordable air transportation. The Company's operating strategy is based on its commitment to offer everyday low fares that stimulate demand from leisure and fare conscious business travelers. The key elements in this strategy are a simple fare structure and an efficient cost structure which is achieved through a highly productive and efficient work force, a ticketless distribution technology and a fleet of DC-9 aircraft.

   For the customer, "simple" means the service is easy to understand and use, including a simplified fare structure, with everyday low prices, simplified reservations and check-in procedures and a ticketless process. In contrast, today's airline industry is characterized by complex fares, schedules, reservations, check-in procedures and ticketing.

   The Company's service is intended to satisfy the basic air transportation needs of the Company's targeted customers who are short haul travelers visiting friends and relatives, vacationing or involved with fare conscious businesses. The Company believes that the basic air transportation needs of its targeted customers can be satisfied by providing a limited number of flights per day (currently up to seven frequencies), baggage service, in-flight beverages and the ability to make advance reservations. The Company avoids what it believes to be unnecessary and nonproductive costs such as meals, a frequent flyer program, advance seat assignment, airport clubs or other amenities offered by many of its competitors.

   The Company's pricing structure and affordable fares are intended to stimulate new demand for air travel by leisure customers and fare conscious business travelers who would have otherwise used ground transportation or not have traveled. The Company's simple fare system incorporates a predictable, "everyday low pricing" fare structure designed to provide its customers with substantial savings over its competitors based on walk up fares and further savings by purchasing seats in advance or by flying during off peak times. In the first six months of 1996, the Company's average fare in its markets was $72.75, substantially less than the average fare in those markets prior to the Company's commencement of operations. The Company generates its own traffic through low fare market stimulation rather than pursuing the more traditional airline approach of competing for market share with existing carriers.

IMPACT OF ACCIDENT AND SUSPENSION OF OPERATIONS

   On May 11, 1996, ValuJet tragically lost its flight 592 en route from Miami to Atlanta. There were no survivors. The accident resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular. In response to the accident, the FAA announced an extraordinary review of the Company's operations.

   On June 17,1996, the Company entered into a consent order with the FAA under which: (i) the Company agreed to suspend operations until such time as the Company was able to satisfy the FAA as to various regulatory compliance concerns identified by the FAA as a result of its intensive inspections of the Company's operations, (ii) the FAA agreed to work with the Company in order to reestablish operations with up to 15 aircraft initially, and (iii) the Company paid $2 million to the FAA to compensate it for the costs of the special inspections conducted. In order to reduce costs, the Company furloughed approximately 90% of its personnel in June 1996.

   On August 29, 1996, the FAA returned the Company's operating certificate and the Department of Transportation ("DOT") issued a "show cause" order regarding the Company's fitness as an air carrier. The DOT gave its final approval on September 26, 1996, and the Company resumed operations with service between Atlanta and four other cities on September 30, 1996.

   As of March 21, 1997, the FAA has approved 24 of the Company's 43 aircraft for flight operations.

   Other effects of the accident, ensuing FAA inspections, media coverage and suspension of operations include:

1. The suspension of operations has resulted in the failure of the Company to meet certain financial covenants under certain of the Company's secured debt. See Management's Discussion and Analysis of Financial Condition and Results of Operatons - Liquidity and Capital Resources in Item 7 of this Report on Form 10-K for further discussion.

2. The expansion of the Company's operations will likely be subject to FAA and DOT approval for an indefinite period of time.

3. The Company is unable to predict how significantly the accident and suspension of operations will affect load factors and yield or the length of time load factors and yield will be impacted.

4. The Company has sold certain of its aircraft and has assigned its rights to purchase certain aircraft previously under contract for delivery in 1996. In addition, the Company may lease out or sell some of its other aircraft.

5. In 1996, the Company refunded fares paid by customers affected by the Company's changing schedules and by those who otherwise chose to change their travel plans.

6. The Company's cost per ASM has increased and is likely to remain inflated to some extent to reflect the cost of additional maintenance procedures and infrastructure adopted by the Company and lower aircraft utilization levels.

7. The Company may reduce its workforce permanently if reduced traffic levels continue and the Company is unable to reestablish its previous service levels.

8. The aircraft lost was insured for $4.0 million which is in excess of book value. The Company carries $750 million of liability insurance. Although the Company believes that such insurance will be sufficient to cover all claims arising from the accident, there can be no assurance that all claims will be covered or that the aggregate of all claims will not exceed such insurance limits.

9. Several stockholder lawsuits have been filed against the Company and certain of its officers and directors alleging, among other things, violation of federal securities laws. While the Company denies that it has violated any of its obligations under the federal securities laws and believes that the lawsuits do not have any merit, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

10. Various governmental authorities are conducting investigations of the circumstances surrounding the accident. The Company is cooperating with the authorities in connection with these investigations.

     In light of these factors, persons investing in securities of the Company should be apprised of the following additional risks:

1. The suspension of operations has resulted in the failure of the Company to meet certain financial covenants (the fixed charge coverage ratio) under certain of the Company's secured debt. This could result in the acceleration of such debt and a reduction in the Company's cash position. If the Company does not timely repay all indebtedness accelerated or if the Company's other secured lenders or the holders of the Company's 10 1/4% senior notes seek to accelerate their debt as a result of such accelerations, then a substantial portion or all of the Company's debt could be accelerated. For a further discussion, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Report on Form 10-K.

2. There is no assurance that the Company will recover sufficient customer acceptance in order to regain profitability.

3. If the Company regains profitability, there may be reduced customer support which could decrease the Company's profitability indefinitely.

4. The expansion of the Company's operations will likely be subject to FAA and DOT approval for an indefinite period of time.

5. Although preliminary information indicates no connection, if the National Transportation Safety Board (NTSB) were to determine that the Company's maintenance procedures or aging aircraft contributed to the cause of the accident, such determination could have a substantial adverse effect on the Company's future operations.

6. The occurrence of one or more subsequent incidents or accidents by the Company's aircraft could likely have a substantial adverse effect on the Company's public perception and future operations.

GEOGRAPHIC MARKET

   The Company's markets are located predominantly in the eastern United States. These markets are attractive to the Company due to the concentration of major population centers within relatively short distances from Atlanta, historically high air fares and the potential for attracting leisure customers who would otherwise use ground transportation.

   During 1996, the Atlanta Airport was the second busiest airport in the United States, enplaning over 30 million passengers. Additionally, the Company will offer service to Florida markets as the Company believes that more than 20 million people visit the Florida markets by automobile every year from Atlanta and other points in the eastern United States.

   In the Company's city selection process, the Company considers the amount of airport charges, incentives offered by communities to be served, the ability to stimulate air travel and competitive factors.

FARES, ROUTE SYSTEM AND SCHEDULING

   The Company serves short haul markets (up to 1,000 miles) from Atlanta, with a limited number of flights (up to seven round trips per destination per day) offering basic air transportation at affordable fares.

   The Company offers a range of fares based on advance purchases of 14 days, 7 days, 2 days and "walk-up" fares. Within the 14 and 7 day fare types, the Company offers off-peak and peak fares which are $10 to $30 higher based on day of week and time of day traveled. Peak travel times are those designated by flight by the Company; peak times are generally portions of the day or all day on Thursdays, Fridays, Saturdays and Sundays. All the Company's fares are nonrefundable, but can be changed prior to departure for a $30 fee. The Company's fares are always purchased on a one-way basis. The Company's fares do not require any minimum, maximum or day of week (e.g., Saturday night) stay.
The Company's simplified fare offerings, all for a single class of service, are in direct contrast to prevalent pricing policies in the industry where there are typically many different price offerings and restrictions for seats on any one flight.

   The Company's published Atlanta fares for non-stop service range from $39 to $89 for off-peak one-way travel on a 14 day advance purchase basis and $119 to $149 for one-way travel on a "walk-up" basis. During the reintroduction of the Company's service to markets previously served and during the introduction of service to new markets, the Company generally offers introductory one-way fares for all flights to or from Atlanta.

   A majority of the Company's customers originate or terminate their travel on the Company's non-stop service. One-stop connecting service is provided through Atlanta between certain of the other cities served by the Company.

   The following table sets forth certain information with respect to the Company's route system based on the Company's schedule in effect or announced as of March 6, 1997.

                                                              Round Trip
                                        Service                 Flights
                                     Commencement              Scheduled
            Airport Served              Date (a)             On Peak Day (b)
            ---------------          ---------------         ---------------

       Atlanta-
         Akron/Canton, OH........      March 1997                  3
         Boston, MA..............      February 1997               1(c)
         Chicago, IL (Midway)....      October 1996                4
         Columbus, OH............      October 1996                3

         Dallas/Fort Worth, TX...      April 1997                  4
         Fort Lauderdale, FL.....      September 1996              5
         Fort Myers, FL..........      January 1997                2
         Fort Walton Beach, FL...      October 1996                2
         Jacksonville, FL........      October 1996                3
         Louisville, KY..........      October 1996                3
         Memphis, TN.............      October 1996                3
         Mobile, AL..............      October 1996                2
         New Orleans, LA.........      October 1996                4
         Newport News, VA........      October 1996                3
         Orlando, FL.............      September 1996              6
         Philadelphia, PA........      October 1996                4
         Raleigh/Durham, NC......      October 1996                4
         Savannah, GA............      October 1996                2
         Tampa, FL...............      September 1996              5
         Washington DC (Dulles)..      September 1996              7
         West Palm Beach, FL.....      December 1996               3
       Washington, DC (Dulles)-
         Atlanta, GA.............      September 1996              7
         Boston, MA..............      February 1997               4

--------------------------

(a) For markets served by the Company prior to the suspension of its operations, the date indicated is the date the Company recommenced service.

(b) Peak day refers to the days of the week on which the Company provides the greatest number of flights for the route shown.

(c) Does not include one-stop service through Washington, DC (Dulles) (up to four round trips per peak day).


     Subject to the FAA's approval, the Company will consider the addition of other markets and the provision of service between cities other than Atlanta. There can be no assurance as to the timing of approvals of additional aircraft by the FAA which will depend upon the FAA's review of the Company's operations. Service is provided on all routes every day although more frequent service may be provided on peak travel days.

     The Company's aircraft scheduling strategy is directly related to the perceived needs of its target market segments and the low fixed ownership costs of its aircraft fleet. The Company's target customers are travelers visiting friends and relatives, vacationers and small business travelers who are more price sensitive than schedule or frequency sensitive. As a result, the Company's schedule has provided for one to seven frequencies per peak travel day in any given market.

     The Company's low fixed aircraft ownership costs (depreciation plus interest expense) provide the Company with flexibility to tailor capacity to demand. As a result, on low demand travel days such as Tuesday and Wednesday, the Company reduces total costs by operating a reduced schedule with fewer frequencies per market. Conversely on peak days, the Company may add more frequency to accommodate higher demand. The Company generally keeps a number of its aircraft out of scheduled service in order to provide operating spares and to rotate aircraft into routine scheduled maintenance.

AIRCRAFT

     As of March 21, 1997, the Company owned 43 DC-9-30 series aircraft with 113 to 115 seats. All of the Company's aircraft are configured with a single class of service. In order to simplify its operations and in light of the limited number of aircraft the Company is authorized to operate, the Company intends to sell or lease out up to 13 of its DC-9-30 aircraft. Aircraft in excess of the number the Company is authorized to operate will be stored until the Company receives authorization to operate from the FAA or until a sale or lease arrangement is consummated.

     As of March 21, 1997, the FAA has approved 24 aircraft for operation by the Company. The addition of aircraft to the Company's operating specifications is subject to FAA and DOT approval. There can be no assurance as to the timing or extent of any such subsequent approvals. The Company's expansion is subject to FAA approval and could be affected by heightened FAA scrutiny and the Company's ability to regain customer acceptance.

     The Company has entered into a contract with McDonnell Douglas to purchase 50 new MD-95 aircraft, to be delivered from 1999 through 2002, with options to purchase an additional 50 aircraft. The MD-95 will have 129 seats in a single class configuration. The Company estimates that the MD-95 aircraft, with a slightly larger capacity, increased fuel efficiency and lower maintenance costs, will provide a cost per ASM lower than its existing DC-9 fleet, even after including its higher acquisition cost. The Company is the "launch" customer of the MD-95 aircraft. The Company became the launch customer for the MD-95 aircraft because (i) the availability of DC-9's in large numbers was becoming increasingly uncertain, and (ii) the MD-95 purchase terms presented the Company with the most attractive DC-9 replacement alternative in comparison with other manufacturers' products. Further, as the MD-95 aircraft is an extension of the original DC-9 family of aircraft, the Company believes it will realize substantial savings in training and parts as well as having the advantage of being able to carry a greater number of customers.

     According to FAA rules, before January 1, 1997, each new entrant airline must have at least 50% of its fleet in compliance with the FAA's Stage 3 noise level requirements. The balance of such airlines' fleets must be brought into compliance with Stage 3 noise level requirements in phases: 75% by December 31, 1998 and full compliance required by December 31, 1999. As of March 21, 1997, 15 of the Company's 24 aircraft on its operating specifications complied with these requirements. Of the Company's remaining 19 aircraft, three comply with Stage 3 as of the date of this report. The Company intends to meet the Stage 3 requirements by installing hush kits on certain of its Stage 2 aircraft, by disposing of other Stage 2 aircraft and by acquiring Stage 3 aircraft.

SAFE HARBOR STATEMENTS

     Statements made by the Company in this report regarding the Company's ability to increase its service levels,to maintain its low cost structure and to become profitable again are forward-looking statements and are not historical facts. Instead they are estimates or projections involving numerous risks and uncertainties including but not limited to governmental approval of increases in service by the Company, the Company's ability to dispose of certain aircraft, the utilization level of the Company's aircraft, the level of those costs which are beyond the Company's control, the effect of the Company's accounting policies, the Company's ability to hire and retain qualified personnel under its new compensation program and results of pending lawsuits. These risks and uncertainties could potentially cause the Company's implementation of additional service to be delayed or the Company's costs to exceed present estimates. The Company disclaims any obligation to update or correct any of its forward-looking statements.

MAINTENANCE AND REPAIRS

     Since the Company's fleet of DC-9 aircraft are all more than 20 years old, it is likely that they will require higher maintenance expenses than newer aircraft. The Company believes that its aircraft are mechanically reliable and that the estimated cost of maintenance to fly such aircraft is and will continue to be within industry norms. Included in these maintenance expense estimates are current requirements to comply with existing FAA Aging Aircraft Airworthiness Directives ("ADs"). Amendments to FAA regulations have been proposed and are currently pending administrative approval which would require certain heavy maintenance checks and other maintenance requirements for aircraft operating beyond certain operational limits. The Company will be required to comply with such proposals, if adopted, and with any other aging aircraft issues, regulations or ADs, that may be promulgated in the future. There can be no assurance that the Company's costs of maintenance (including costs to comply with aging aircraft requirements) will fall within industry norms.

     Various incidents involving the Company's aircraft prior to May 1996, the accident involving Flight 592 and the suspension of the Company's operations have contributed to a negative public perception as to the safety of the Company's aircraft and operations.

     Extraordinary regulatory review of the Company's operations by the FAA followed the May 1996 accident and various FAA findings ultimately resulted in the consent order under which the Company's operations were suspended on June 17, 1996. The Company has subsequently satisfied the FAA's requirements outlined in the consent order and the FAA returned the Company's operating certificate to it on August 29, 1996. The Company is likely to be subject to increased and continuing regulatory scrutiny which could affect the Company's operations, acquisition program and expansion plans indefinitely.

     Aircraft maintenance and repair consists of routine daily or "turn-around" maintenance and major overhaul. Routine daily maintenance is performed at Atlanta by the Company's employees or contract employees and by contractors at the other cities served by the Company. Major overhauls or heavy checks are performed by a contractor at the contractor's own maintenance base. In response to FAA concerns, the Company has decided to limit to two the number of outside contractors performing heavy maintenance on the Company's aircraft. At this time, these contractors are Zantop of Macon, Georgia, and Aero Corp. of Lake City, Florida. The Company may replace these contractors or add additional contractors subject to FAA approval. Other routine daily maintenance contractors are either other airlines which operate DC-9-30 series aircraft or other maintenance companies approved by the FAA, who in either case have employees qualified in DC-9-30 series aircraft maintenance.

     The addition of MD-95 aircraft will require greater inventories of spare parts and associated costs.

FUEL

     The cost of jet fuel is an important expense for the Company. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply, such as the effect of the invasion of Kuwait by Iraq in August 1990.
Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. Increases in fuel prices or a shortage of supply could have a material adverse effect on the Company's operations and operating results. The Company has not entered into any agreement which fixes the price of fuel over any period of time.

     The Company's fleet of DC-9 Series 30 aircraft are relatively fuel inefficient compared to newer aircraft and industry averages. The primary reasons for this inefficiency are the aircraft size, engine technology and short trip length operations. In management's opinion, the lower ownership costs of the DC-9 aircraft more than compensate for this relative fuel inefficiency.

     A significant increase in the price of jet fuel would result in a disproportionately higher increase in the Company's average total costs than its competitors using more fuel efficient aircraft and whose fuel costs represent a smaller portion of total costs. The Company would possibly seek to pass such a cost increase to the Company's customers through a fare increase. There can be no assurance that any such fare increase would not reduce the competitive advantage the Company seeks by offering affordable fares.

     The MD-95 aircraft to be acquired by the Company are expected to be more fuel efficient and should make the Company relatively less susceptible to adverse effects attributable to fuel price changes.

DISTRIBUTION AND MARKETING

     The Company's marketing efforts are vital to its success as it seeks to stimulate new customer demand, sell outside of the conventional distribution systems and forgo traditional amenities such as a frequent flyer program. The Company has targeted short haul travelers visiting friends and relatives, vacationing or involved with fare conscious businesses. These are market segments which the Company believes offer the greatest opportunity for stimulating new demand, selling direct and not requiring traditional amenities. Based on a survey conducted by the Company in 1994, a substantial majority of the Company's customers were traveling for pleasure.

     The primary objectives of the Company's marketing activities are to develop a brand identity or personality which is visibly unique and easily contrasted with its competitors and to communicate its service directly to potential customers. When initiating service to a new market or restarting flights to previously served markets, the Company typically makes extensive use of billboard, radio and newspaper advertising, as well as active public relations efforts, and focuses on the affordable fares to be offered on an everyday basis.

Company Personality

     The Company has sought to establish consumer recognition of the Company as a small vibrant company, where customers receive affordable airline transportation which exceeds their expectations. The Company attempts to portray a fun and friendly personality in contrast to the image portrayed by many other airlines.

     To achieve this personality, the Company has developed a color scheme for its aircraft and station facilities designed to be striking and bold, the "Critter" cartoon airplane logo and tag lines designed to be friendly and fun, casual attire for employees (including leather jackets for pilots, varsity jackets for flight attendants and casual sportswear) and a variety of promotional materials such as ValuJet shirts, sweaters, bumper stickers and license plates. Additionally, the Company's Atlanta gate areas are furnished with brightly colored plastic playground equipment reinforcing the Company's family orientation.

Customer Communication

     The Company communicates regularly and frequently with potential customers through the use of advertisements in newspapers, on radio and on billboards. These communications feature the Company's destinations, everyday affordable fares, ease of use (including its simplified fare structure and ticketless travel process) and the Company's reservations phone number. The Company uses tag lines such as "Good Times, Great Fares", "Wherever We Fly, You Win" and "Low Fares Everyday, Everywhere We Fly" to reinforce its identity. The Company offers a toll-free telephone number (1-800-VALUJET) for reservations from outside Atlanta and its reservations number in the Atlanta area is 770-994-VALU.

     The Company seeks to sell seats directly to the customer whenever possible. The Company also sells a smaller percentage of seats through travel agents and
pays customary sales commissions, but without volume override increases.   Sales
are not as of the date of this report made through the conventional CRSs. Management believes that although travel agents have become accustomed to making reservations through the CRSs, the cost savings and direct communication with customers that the Company achieves by not participating in such systems justifies the Company's decision not to participate in the CRSs. The Company reviews this decision from time to time. Information on its customers' needs, travel patterns and identity is collected, organized and stored by the Company's automated reservation system and can be used at a future time for direct marketing efforts.

     The Company performs public relations and promotional activities in house. Advertising is handled by an outside advertising agency.

     The Company and The Hertz Corporation operate a joint program under which the Company's customers are able to reserve a Hertz rental car outside of Florida at discounted rates when making a reservation for the Company's flights. Alamo Rent A Car offers discounted car rental rates to the Company's customers in Florida.

     Air travel in the Company's markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the midwest/northeastern U.S. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, in an attempt to stimulate further air travel.

AUTOMATION

     Automation is a key component of the Company's strategy. The Company's UNIX based computer system has been specifically designed to implement the Company's simplified, ticketless service and is an important component of the Company's attempt to maintain its low cost structure, particularly as the Company grows.

     The Company has designed its computer system to capture information in the computer at its source, eliminating paper records whenever possible. These entries are made by the reservation agents, eliminating subsequent data processing entries. Once the initial data has been entered into the system, the system updates various affected files and reports. The Company's software supports all of the Company's operational areas (e.g., flight operations, maintenance, accounting, marketing and personnel). As airline computer applications change constantly, the Company from time to time reviews various software and hardware applications which, coupled with the existing computer system, are intended to improve the Company's competitive posture.

     A key component of this system and the Company's low cost structure is the "ticketless" environment. At the time of a sale/reservation, the Company provides its customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport, this information is available for customer check-in, which typically requires only two to three key strokes by the gate agent and helps to alleviate long lines and achieve a quicker turnaround of aircraft. After the flight has departed, the computer posts passenger revenue from the passenger manifest information. Unlike most of the Company's competitors, the Company has no tickets to be accounted for and processed.

     Furthermore, the Company does not participate in the ARC, the airline industry collection agent for travel agency sales. At the time of the reservation, the Company identifies the travel agency making the booking and takes credit card information. Each agency then receives a statement summarizing these transactions. Although management believes that travel agencies are accustomed to doing business through ARC, management believes that the cost savings realized by avoiding the fees and revenue accounting costs inherent in the ARC system justify not participating in ARC.

     Because of its ticketless system and its non-participation in ARC, the Company's customers are not able to transfer their reservations from the Company to other airlines, for example in the event of an interruption of a Company flight or a last minute change in their travel plans.

EMPLOYEES

     As of March 21, 1997, the Company employed approximately 2,000 people. Additional employees will be hired as the Company increases the number of aircraft operated subject to FAA approval.

     The Company has modified its compensation program, increasing employee base pay for most work groups and reducing reliance on the payment of variable performance bonuses as a major component of the overall compensation package. Regular, periotic bonuses will be eliminated.

     Training, both initial and recurrent, is required for most employees. The average training period for all new employees is approximately two weeks. Both pilot training and mechanic training are provided by professional training organizations, which may include other airlines. New hire pilots pay for their own initial training which includes an airline transport pilot rating. The Company generally pays for recurrent training.

     FAA regulations require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown, and to be medically certified as physically fit. Licenses and medical certification are subject to periodic continuation requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants must have initial and periodic competency fitness training and certification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. All of these employees are subject to pre-employment and subsequent drug testing.

     The Company believes that current conditions in the airline industry have created a sufficient pool of qualified, licensed pilots, dispatchers and mechanics to fill the Company's needs in the flight operations, maintenance and quality control areas, and that the Company will have little difficulty in hiring and continuing to employ the required personnel. There can be no assurance that these conditions will remain favorable.

     The Company's flight attendants have elected the Association of Flight Attendants ("AFA") and the Company's mechanics have elected the Teamsters to represent them in negotiating a contract with the Company. The Company does not expect that the unionization of flight attendants or mechanics will have a material effect on its operating costs or performance. However, until union contracts are negotiated, there can be no assurance that this will be the case.

     The Company is unable to predict whether any of its other employees will elect to be represented by a labor union or other collective bargaining unit. The election by the Company's employees for representation in such an organization could result in employee compensation and working condition demands that may affect operating performance or expenses.

     The AFA has filed a lawsuit against the Company relating to the termination of certain former flight attendants. See "Legal Proceedings" in Item 3 of this Report on Form 10-K.

     The Company from time to time considers alternative means of providing compensation to its employees and the Company's method of determining compensation is subject to possible change in the future.

AIRPORT OPERATIONS

     Ground handling services typically can be placed in three categories-- public contact, underwing and complete. Public contact services involve meeting, greeting and serving the Company's customers at the check-in counter, gate and baggage claim area. Underwing ground handling services include, but are not limited to, marshalling the aircraft into and out of the gate, baggage and mail loading and unloading, as well as lavatory and water servicing, anti-icing and deicing and certain services provided to the aircraft overnight. Complete ground handling consists of public contact and underwing services combined.

     All of the Company's ground handling services in Atlanta are conducted by the Company's employees. At other airports, Company operations not conducted by the Company's employees are contracted to other air carriers, ground handling companies or fixed base operators.

INSURANCE

     The Company carries customary levels of passenger liability insurance, aircraft insurance for aircraft loss or damage and other business insurance.
The Company is exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. The Company is required by the DOT to carry liability insurance on each of its aircraft. The Company currently maintains liability insurance in the amount of $750 million per occurrence. Although the Company currently believes its insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that the Company will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by the Company's insurance could have a material adverse effect on the Company. Moreover, any aircraft accident, even if fully insured, could cause and has caused a public perception that some of the Company's aircraft are less safe or reliable than other aircraft, which could have and has had a material adverse effect on the Company's business.

SEASONALITY AND CYCLICALITY

     The Company's operations are primarily dependent upon passenger travel demand and, as such, may be subject to seasonal variations. Management believes that the weakest travel periods will generally be during the months of January, May and September. Leisure travel generally increases during the summer months and at holiday periods.

     The airline industry is highly volatile. General economic conditions directly affect the level of passenger travel. Leisure travel is highly discretionary and varies depending on economic conditions. While business travel is not as discretionary, business travel generally diminishes during unfavorable economic times as businesses tend to tighten cost controls.

COMPETITION

     The following table identifies airlines which provide non-stop service to and from Atlanta and the cities indicated and the approximate number of daily round trip flights scheduled to be flown by those other airlines as of April 1997.

                                       DAILY NON-STOP ROUND TRIPS
                                       --------------------------
                                           American/Northwest/
ATLANTA TO/FROM                         Delta    USAir  Others(a)
---------------------------            --------  -----  ---------

Akron/Canton, OH...........
Boston, MA.................               8.5        --      --
Chicago, IL (Midway)(b)....                --        --       1
Columbus, OH...............                 5        --      --
Dallas/Fort Worth, TX......                15      11.5      --
Fort Lauderdale, FL........               9.5        --      --
Fort Myers, FL.............               7.5        --      --

Fort Walton Beach, FL......                --        --       9
Jacksonville, FL...........                 8        --       2
Louisville, KY.............               7.5        --       1
Memphis, TN................               9.5         6      --
Mobile, AL.................                 8        --      --
New Orleans, LA............                 9        --      --
Newport News, VA...........                 5(c)     --      --
Orlando, FL................                14        --      --
Philadelphia, PA...........               9.5         7      --
Raleigh/Durham, NC.........               9.5        --      --
Savannah, GA...............                 9        --      --
Tampa, FL..................                10        --      --
Washington DC (Dulles)(d)..                 6        --       1
West Palm Beach, FL........                 9        --       1
                                        -----     -----      --

Total......................             159.5      24.5      15
                                        =====     =====      ==

---------------------

(a) Includes Air South and Kiwi. Also includes commuter affiliates of major airlines which generally provide service with turboprop aircraft.
(b) Several major airlines operate daily flights to Chicago's O'Hare Airport which are not reflected in the table above.
(c) Service provided by Delta to Norfolk, VA.
(d) Delta operates daily flights to Washington DC's National Airport which are not reflected in the table above.


     The Company currently intends to provide service between Atlanta and other markets generally within a 1,000 mile radius. In the future, the Company may add additional service between cities already served by the Company or may add service to new markets. The Company's selection of markets depends on a number of factors existing at the time service to such market is being considered. Consequently, there can be no assurance that the Company will continue to provide service to all of the markets listed above or that the Company will not provide service to any other particular market.

     With respect to the Company's one-stop service provided between markets served on a connecting basis through Atlanta, the Company faces competition from numerous airlines with varying degrees of flight frequency and marketing approaches. In addition, the Company competes with numerous nonstop flights to many of its cities from other airports in the same metropolitan areas as served by the Company (such as Washington's National Airport and Chicago's O'Hare Airport).

     Delta Air Lines implemented a low cost operation, Delta Express, in October 1996. The initial service provided by Delta Express does not include Atlanta, but does provide nonstop service between Orlando and markets north of Atlanta.

     The identity of competing airlines and the number and character of the flights flown changes from month to month, and while management believes published schedules for the month of April 1997, upon which the foregoing information was based, are representative of the competition the Company may face, competing airlines and their flight schedules are subject to frequent change.

     The Company may also face competition from other airlines which may begin serving any of the markets it serves or plans to serve, from new low cost airlines that may be formed to compete in the low fare market (including any that may be formed by other major airlines) and from ground transportation alternatives.

     The most significant competitive factors among airlines are price (fare levels), convenient departure times, flight frequency and the availability of incentives such as a frequent flyer program. The Company currently does not offer a frequent flyer program and typically offers limited flight frequencies. There can be no assurances that the Company will not choose to develop a frequent flyer program or join an existing program for competitive reasons. Additionally, competitive factors include access to computerized reservation and ticketing systems used by travel agents, dependability of service, name recognition, airports served and the availability, quality and convenience of other passenger services.

GOVERNMENT REGULATION

U.S. Department of Transportation

     All interstate air carriers are subject to regulation by the DOT and the FAA under the Federal Aviation Act of 1958, as amended (the "Aviation Act"). The DOT's jurisdiction extends primarily to the economic aspects of air transportation, while the FAA's regulatory authority relates primarily to air safety, including aircraft certification and operations, crew licensing and training and maintenance standards.

     In general, the amount of economic regulation over interstate air carriers in terms of market entry and exit, pricing and inter-carrier acquisitions and agreements has been greatly reduced subsequent to enactment of the Deregulation Act. As a result of that change in the regulatory structure, any company's entry into the domestic air transportation business has been greatly simplified, and the level of post-entry regulation to which an airline is subject has been greatly reduced.

     The Company has obtained a Certificate of Public Convenience and Necessity issued by the DOT pursuant to Section 401 of the Aviation Act. Each United States carrier must qualify as a United States citizen, which requires that it be organized under the laws of the United States or a state, territory or possession thereof, that its President and at least two-thirds of its Board of Directors and other managing officers must be comprised of United States citizens, that not more than 25% of its voting stock may be owned by foreign nationals, and that the carrier not be otherwise subject to foreign control.

     As a result of the Company's suspension of operations on June 17, 1996, the Company was required to apply for recertification by the DOT. The DOT issued a "show cause" order on August 29, 1996, reflecting its preliminary determination that the Company had satisfied the DOT requirements and issued its final order on September 26, 1996, approving its return to service.

     In January 1996, the Department of Transportation requested comments on the application of air carrier passenger notice requirements to ticketless air travel. Comments were sought on whether passengers who do not receive a ticket should nonetheless receive a document containing various notices, including oversales and denied boarding compensation, domestic and international baggage liability, contract of carriage terms, refund penalties and international death/injury liability limitations, that are currently provided with, and most commonly printed on the back of, passengers' tickets. If adopted, such a requirement could increase the cost and adversely affect the operational efficiency of the Company's ticketless travel approach.

U.S. Federal Aviation Administration

     The Company has also obtained an operating certificate issued by the FAA pursuant to Part 121 of the Federal Aviation Regulations. The Company's operating certificate was surrendered to the FAA in connection with the consent order dated June 17, 1996 and returned to the Company on August 29, 1996, after the Company satisfied the requirements of the FAA in the consent order. Under the consent order, increases in the number of aircraft are subject to FAA approval.

     The FAA has jurisdiction over the regulation of flight operations generally, including the licensing of pilots and maintenance personnel, the establishment of minimum standards for training and maintenance and technical standards for flight, communications and ground equipment. As required, the Company has effective FAA certificates of airworthiness for all of its aircraft. The Company's flight personnel, flight and emergency procedures, aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA. The Company's director of safety and regulatory compliance acts as a liaison between the Company and the FAA, implementing any changes requested by the FAA with respect to operating procedures or training programs and generally ensuring proper compliance with aviation regulations applicable to the Company.

     The DOT and FAA also have authority under the Aviation Safety and Noise Abatement Act of 1979, as amended, under the Airport Noise and Capacity Act of 1990 ("ANCA") and, along with the Environmental Protection Agency, under the Clean Air Act to monitor and regulate aircraft engine noise and exhaust emissions. To the Company's knowledge, the Company's aircraft comply with all applicable FAA noise control regulations (except as indicated below) and with current emissions standards.

     ANCA requires the phase-out of Stage 2 airplanes (which meet less stringent noise emission standards than later Stage 3 airplanes) in the contiguous 48 states by December 31, 1999. In September 1991, the FAA promulgated final rules establishing interim compliance dates of December 31, 1994, December 31, 1996 and December 31, 1998 for phasing out Stage 2 aircraft. As of March 21, 1997, the Company's aircraft on its operating specifications consisted of 24 aircraft, 15 of which comply with Stage 3. Therefore, the Company must take action to continually assure that its fleet will be in compliance with ANCA.

Miscellaneous

     All international service is subject to the regulatory requirements of the appropriate authorities of the other country involved. The Company does not currently provide any international service.

     All air carriers are subject to certain provisions of the Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission ("FCC"). To the extent the Company is subject to FCC requirements, it has taken and will continue to take all necessary steps to comply with those requirements.

     The Company's operations may become subject to additional federal regulatory requirements in the future under certain circumstances. The Company's labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy. To the extent the Company seeks to provide international air transportation in the future, it will be required to obtain additional authority from the DOT and become subject to regulatory requirements imposed by affected foreign jurisdictions. The Company is also subject to state and local laws and regulations at locations where it operates and the regulations of various local authorities that operate the airports it serves.


ITEM 2.  PROPERTY
         --------

  The Company leases approximately 40,500 square feet of office space at its principal address for general corporate and operational use (including Atlanta reservations) under a lease which expires September 30, 1999 and the Company also leases approximately 15,000 square feet of space for use as a training center under a lease that expires August 31, 1999. The Company has signatory status on a lease of facilities at the Atlanta Airport, which lease expires in the year 2010. The Company also maintains a separate reservations center in leased premises in Savannah, Georgia (approximately 7,000 square feet) which lease expires in January 2000 and leases additional space in Newport News, Virginia (approximately 20,000 square feet) which lease expires in the year 2001. The Company is not currently using its leased premises in Newport News, Virginia, and is seeking to sublease such space.

  The check-in counters, gates and airport office facilities at each of the airports the Company serves are leased from the appropriate airport authority or subleased from other airlines. Such arrangements may include baggage handling,
station operations, cleaning and other services.   If such facilities at any
additional cities to be served by the Company are not available to the Company at acceptable rates, or if such facilities become no longer available to the Company at acceptable rates, then the Company may choose not to service such markets.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

  Several stockholder class action suits have been filed against the Company and certain of its executive officers ("Defendants"). The consolidated lawsuits discussed below seek class certification for all purchasers of stock in the Company during periods beginning on or after June 1995 and ending on or before June 18, 1996, and are based on allegedly misleading public statements made by the Company or omission to disclose material facts in violation of federal securities laws. A total of 14 stockholder lawsuits have been filed against and served upon the Company between May 30, 1996 and July 26, 1996. Of these suits, 11 have been filed in the United States District Court for the Northern District of Georgia and these suits have been consolidated into a single action (In re
                                                                        -----
ValuJet, Inc.).  Another lawsuit filed in the United States District Court for
-------------
the Middle District of Florida has been transferred to the Northern District of Georgia and has been consolidated into In re ValuJet, Inc. One additional class
                                       -------------------
action stockholder lawsuit possibly has been filed but not served upon the Defendants. All of the Defendants filed a joint Motion to Dismiss the Consolidated Amended Complaint on December 23, 1996. The Plaintiffs' response to this motion to Dismiss is due on May 9, 1997. On November 25, 1996, Plaintiffs filed their Motion for Class Certification. On January 14, 1997, Defendants filed a "Notice of Stay of Discovery and Other Proceedings", in which Defendants state that the filing of their Motion to Dismiss has stayed the issue of class certification pursuant to the Private Securities Litigation Reform Act. By consent of the parties, Defendants are not currently obligated to respond to Plaintiffs' Motion for Class Certification, and if the Court decides that the issue of class certification is not stayed by the Private Securities Litigation Reform Act, the Defendants have 30 days from the date of such decision to respond to Plaintiffs' Motion for Class Certification. Two suits (Cohen et al.
                                                                   ------------
v. ValuJet, Inc., et al. and Hepler et al. v. ValuJet, Inc. et al.) have been
------------------------     -------------------------------------
filed in the State Court of Fulton County, Georgia. On December 23, 1996, all Defendants in both actions, other than SabreTech, Inc., answered the Complaint and filed a Motion to Dismiss the Complaint. Additionally, Defendant Timothy Flynn filed a Motion to Dismiss for lack of personal jurisdiction. By consent of the parties, the Plaintiffs have until May 9, 1997, to respond to these motions to dismiss. Although the Company denies that it has violated any of its obligations under the federal securities laws and believes that meritorious defenses exist in the lawsuits, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

  Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. Thus far,approximately 50 such lawsuits have been filed against ValuJet Airlines, Inc. prior to March 15, 1997. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases will proceed in state courts in Florida and Georgia. In 36 of these lawsuits, SabreTech, Inc. has been named as a co-defendant as a result of the role that the maintenance contractor played in the accident. The Company's insurance carrier has assumed defense of these suits under a reservation of rights and has settled and paid approximately 15 claims as of March 21, 1997, and is pursuing settlements in the balance of the claims. The Company maintains a $750 million policy of liability insurance per occurrence. The Company believes that the coverage will be sufficient to cover all claims arising from the accident.

  On August 30, 1996, Metropolitan Nashville Airport Authority filed suit against the Company in State Court in Tennessee for breach of contract and a declaratory judgment for an anticipatory breach. The Nashville Airport Authority seeks damages of approximately $2.6 million. The dispute involves whether the Company was entitled to exercise a termination right contained in its lease agreement.

  Kiwi Airlines has brought suit against ValuJet Airlines, Inc. in the Bankruptcy Court in the District of New Jersey claiming damages attributable to the breach by ValuJet Airlines, Inc. of certain obligations under an agreement under which Kiwi was to operate certain flights on behalf of the Company in December 1996 and January 1997. The parties have agreed to a settlement of the dispute, subject to Bankruptcy Court approval.

   On October 21, 1995, the Association of Flight Attendants ("AFA") filed suit in federal court alleging that the Company had violated the Railway Labor Act by terminating between 20 and 40 flight attendants for engaging in protected union activities associated with the AFA's organizing drive. The Company believes that it has not wrongfully terminated any of these flight attendants. By order dated January 30, 1996, the court struck AFA's demands for jury trial, punitive damages and attorneys' fees. During the course of discovery, the number of plaintiffs in the case has been reduced to the AFA and five individuals.

   In November 1995, the Company filed suit against Delta and TWA in federal district court alleging violations of the antitrust laws and, regarding TWA, breaches of contract, arising from the Company's attempt to obtain slots to conduct flight operations at New York's LaGuardia Airport. Preliminary injunctive relief was denied, and the parties have since been involved in discovery. The court granted TWA's motion for summary judgment on contract and conspiracy claims, but has not entered such judgment, and TWA has remained a party. Trial is currently set for fall 1997.

   From time to time, the Company is engaged in litigation arising in the ordinary course of its business. The Company does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         -------------------------------------------------

   No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

Market Information
------------------

   The Company's Common Stock, $.001 par value, is traded on the NASDAQ Stock Market under the symbol "VJET." As of March 19, 1997, there were approximately 4,294 holders of record of the Company's Common Stock. The following table sets forth the reported high and low sale prices for the Common Stock for each fiscal quarter since January 1, 1995.

     Fiscal year ended
     December 31, 1995                            High    Low
     -----------------                           ------  ------

 Quarter Ending March 31, 1995                   $12.63  $ 4.75
 Quarter Ending June 30, 1995                    $17.94  $12.00
 Quarter Ending September 30, 1995               $18.06  $13.31
 Quarter Ending December 31, 1995                $34.75  $15.94

    Fiscal year ended
    December 31, 1996                             High    Low
    -----------------                            ------  ------

 Quarter Ending March 31, 1996                   $27.63  $18.50
 Quarter Ending June 30, 1996                    $27.50  $ 4.50
 Quarter Ending September 30, 1996               $14.00  $ 8.38
 Quarter Ending December 31, 1996                $12.25  $ 5.94

   As of March 10, 1997, the closing price of the Common Stock was $8.375.

   All stock prices have been adjusted to give effect to the two separate 2-for-1 stock splits paid in April 1995 and November 1995.

Dividends
---------

   No cash dividends have ever been declared by the Company on its Common Stock. The Company intends to retain earnings to finance the development and growth of its business. Accordingly, the Company does not anticipate that any dividends will be declared on its Common Stock for the foreseeable future. Future payments of cash dividends, if any, will depend on the Company's financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Company's Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

   The information required by this Item is as follows:

                      (in thousands except per share data)

                                      1996              1995          1994       1993
                                     --------------------------------------------------
  Operating revenues                 $219,636         $367,757      $133,901    $ 5,811
  Net income (loss)                   (41,469)          67,763        20,732      (894)
  Earnings (loss) per
   share *                              (0.76)            1.13          0.44     (0.03)
  Total assets                        417,187          346,741       173,039     30,264
  Long-term debt including current
   maturities                         244,706          109,038        46,965     10,398


  *   See Note 1 of Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

     RESULTS OF OPERATIONS

  The following chart indicates the service offered by the Company from January
   1995 through December 1996:

                                                                   Number/
       As of                 Total Number     Number of Peak       Cities
    Quarter End              of Aircraft       Day Flights         Served
    -----------              ------------     -------------    --------------------------------------
      March 1995                  27              184                23

      June 1995                   28              208                24

      September 1995              34              228                26

      December 1995               42              268                26

      March 1996                  47              286                28

      June 1996                   51                0          Service suspended to all markets as of
                                                               June 17, 1996

      September 1996              46*              16          Service resumed on September 30, 1996
                                                               to Atlanta, Fort Lauderdale, Orlando,
                                                               Tampa, Washington, D.C.

      December 1996               43**            124                18

   *     Of which 4 had been approved for service by the FAA

   **   Of which 15 had been approved for service by the FAA


   On May 11, 1996, ValuJet tragically lost its flight 592 en route from Miami to Atlanta. There were no survivors. The accident resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular. In response to the accident, the FAA conducted an extraordinary review of the Company's operations.

   On June 17, 1996, the Company entered into a consent order with the FAA under which: (i) the Company agreed to suspend operations until such time as the Company was able to satisfy the FAA as to various regulatory compliance concerns identified by the FAA as a result of its intensive inspections of the Company's operations, (ii) the FAA agreed to work with the Company in order to reestablish operations with up to 15 aircraft initially, and (iii) the Company paid $2 million to the FAA to compensate it for the costs of the special inspections conducted. In order to reduce costs while the Company prepared its plan to restore service, the Company furloughed more than 90% of its personnel (approximately 3,600 of 4,000) for several weeks.

   On August 29, 1996, the FAA returned the Company's operating certificate and the Department of Transportation ("DOT") issued a "show cause" order regarding the Company's fitness as an air carrier. The DOT gave its final approval on September 26, 1996, and the Company resumed operations with service between Atlanta and four other cities on September 30, 1996.

   Other effects of the accident, ensuing FAA inspections, media coverage and suspension of operations include:

   1. The suspension of operations has resulted in the failure of the Company to meet certain financial covenants under certain of the Company's secured debt. See Liquidity and Capital Resources below for further discussion.

   2. The expansion of the Company's operations will likely be subject to FAA and DOT approval for an indefinite period of time.

   3. The Company is unable to predict how significantly the accident and suspension of operations will affect load factors and yield or the length of time load factors and yield will be impacted.

   4    The Company has sold certain of its aircraft and has assigned its rights to purchase certain aircraft previously under contract. In addition, the Company plans to lease out or sell some of its other aircraft.

   5. In 1996, the Company refunded fares paid by customers affected by the Company's changing schedules and by those who otherwise chose to change their travel plans.

   6. The Company's cost per ASM has increased and is likely to remain inflated to some extent to reflect the cost of additional maintenance procedures and infrastructure adopted by the Company and lower aircraft utilization levels.

   7. The Company may reduce its workforce permanently if reduced traffic levels continue and the Company is unable to reestablish its previous service levels.

   8. The aircraft lost was insured for $4.0 million which was in excess of book value. The Company carries $750 million of liability insurance. Although the Company believes that such insurance will be sufficient to cover all claims arising from the accident, there can be no assurance that all claims will be covered or that the aggregate of all claims will not exceed such insurance limits.

   9. Several stockholder lawsuits have been filed against the Company and certain of its officers and directors alleging, among other things, violation of federal securities laws. While the Company denies that it has violated any of its obligations under the federal securities laws and believes that the lawsuits do not have any merit, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

   10. Various governmental authorities are conducting investigations of the circumstances surrounding the accident. The Company is cooperating with the authorities in connection with these investigations.

   In light of these factors, persons investing in the securities of the Company should be apprised of the following additional risks:

   1. The suspension of operations has resulted in the failure of the Company to meet certain financial covenants (the fixed charge coverage ratio) under certain of the Company's secured debt. This could result in the acceleration of such debt and a reduction in the Company's cash position. If the Company does not timely repay all indebtedness accelerated or if the Company's other secured lenders or the holders of the Company's 10 1/4 % senior notes seek to accelerate their debt as a result of such accelerations, then a substantial portion or all of the Company's debt could be accelerated. The Company does not have sufficient cash to satisfy all of its debt at this time.

   2. There is no assurance that the Company will recover sufficient customer acceptance in order to regain profitability.

   3. If the Company regains profitability, there may be reduced customer support which could decrease the Company's profitability indefinitely.

   4. The expansion of the Company's operations will likely be subject to FAA and DOT approval for an indefinite period of time.

   5. Although preliminary information indicates no connection, if the National Transportation Safety Board (NTSB) were to determine that the Company's maintenance procedures or aging aircraft contributed to the cause of the accident, such determination could also have a substantial adverse effect on the Company's future operations.

   6. The occurrence of one or more subsequent incidents by the Company's aircraft could likely have a substantial adverse effect on the Company's public perception and future operations.

   As a result of the accident, the ensuing extraordinary review of the Company's operations by the FAA and the suspension of operations in June 1996 and the current and prospective FAA imposed limitation on the number of aircraft that may be operated by the Company, the Company's results for periods prior to May 11, 1996 are not necessarily reflective of the results to be expected in future periods. The Company's operations for 1996 are also not reflective of future operations as a result of the suspension of operations for a significant portion of 1996. The following is a description of the costs incurred by category for the year ended December 31, 1996 compared to year-ends December 31, 1995 and 1994.

                                    Year Ended December 31, 1994            Year Ended December 31, 1995
                                ----------------------------------        --------------------------------
                                                % of                               % of
                                  Amount      revenues     Per ASM        Amount    revenues      Per ASM
                                --------      --------     -------       --------   --------      -------
OPERATING REVENUES              $133,901      100.0%        9.05c        $367,757      100.0%       9.62c

EXPENSE CATEGORY

Flight Operations               $  6,967        5.2%         0.47        $ 16,273        4.4%        0.42
Aircraft Fuel                     21,775       16.3%         1.47          55,813       15.2%        1.46
Maintenance                       14,862       11.1%         1.00          47,330       12.9%        1.24
Station Operations                20,198       15.1%         1.37          49,931       13.6%        1.31
Passenger Services                 3,942        2.9%         0.27          10,363        2.8%        0.27
Marketing and Advertising          6,546        4.9%         0.44           8,989        2.4%        0.23
Sales and Reservations
General and Administrative        11,325        8.5%         0.77          31,156        8.5%        0.81
Employee Bonuses                   5,146        3.8%         0.35          14,382        3.9%        0.38
Depreciation                       3,555        2.7%         0.24          15,147        4.1%        0.40
Other expenses (income),
 net                                 965        0.7%         0.06             (70)       0.0%       (0.00)
Shutdown and Other
 Nonrecurring                          0        0.0%         0.00               0        0.0%        0.00
                                --------   --------         -----        --------      -----        -----

Total Expenses                  $100,320       75.0%        6.78c        $259,931       70.7%       6.80c

                                       Year Ended December 31, 1996
                                       -----------------------------
                                                   % of
                                       Amount    revenues    Per ASM
                                       ------    --------    -------

OPERATING REVENUES                     $219,636    100.0%     8.12c

EXPENSE CATEGORY

Flight Operations                    $ 16,479        7.5%     0.61
Aircraft Fuel                          46,691       21.3%     1.73
Maintenance                            49,500       22.5%     1.83
Station Operations                     42,018       19.1%     1.55
Passenger Services                      8,879        4.0%     0.33
Marketing and Advertising               8,426        3.8%     0.31
Sales and Reservations                 18,378        8.4%     0.68
General and Administrative             13,659        6.2%     0.51
Employee Bonuses                        1,245        0.6%     0.05
Depreciation                           17,551        8.0%     0.65
Other expenses (income), net           (5,252)      -2.4%    (0.19)
Shutdown and Other Nonrecurring        67,994       31.0%     2.51
                                     --------    -------     -----

Total Expenses                       $285,568      130.0%   10.57c


Operating revenues

          Total operating revenues for the year ended December 31, 1996 were approximately $219.6 million as compared to $367.8 million and $133.9 million for the years ending December 31, 1995 and 1994, respectively. The decrease from 1995 to 1996 is a result of the Company's reduced service level and suspension of operations during the second and third quarters of 1996. The increase over 1994 is due to the Company flying more available seat miles (ASMs) during 1996. The Company flew 2.7 billion ASMs in 1996 as compared to 3.8 billion and 1.5 billion in 1995 and 1994, respectively. The Company's load factors for 1996, 1995 and 1994 were 57.1%, 68.8% and 64.0%, respectively. The lower load factor in 1996 is due to the accident and ensuing circumstances. The Company's average fare was $69.81 for 1996, $68.10 for 1995 and $63.48 for 1994 due to the absence of the 10% federal excise tax for a substantial part of 1996.


Expenses

          Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft fuel, maintenance expenses and passenger services expenses. Expenses for hull insurance and compensation of pilots (exclusive of bonuses) are included in flight operations. Flight operations expenses were higher, on a per ASM basis, for year ended December 31, 1996 than the previous two years due to the extended period of time that the Company's operations were suspended, the additional training costs incurred at restart and the change in the Company's compensation structure in September 1996 which reduced the percentage of compensation represented by bonuses and shifted this cost to base pay charged to each department. The cost of hull insurance also increased substantially as of October 1, 1996. Certain flight operations administrative costs were also incurred during the period of the suspension with no ASMs being generated over which to spread these costs.

          Aircraft fuel expenses include both the direct cost of the fuel as well as the costs of delivering fuel into the aircraft. Fuel expense, on a per ASM basis was higher for 1996 than either of the previous two years due to an increase in the average cost of fuel. The average cost for fuel increased from $0.58 per gallon for 1994 to $0.60 per gallon for 1995 to $0.71 per gallon for 1996. This approximate 20% increase in the price per gallon in fuel accounts for the 18% increase in fuel cost per ASM.

          Maintenance expenses include all administrative costs of the maintenance department as well as normal recurring maintenance performed during the year. Expenses for engine overhaul and certain scheduled heavy maintenance procedures are included in this cost. Most non-routine maintenance costs performed during the suspension of operations are included in the nonrecurring expense line item. Maintenance expenses for the year ended December 31, 1996 were higher, on a per ASM basis, than both 1995 and 1994 due to the suspension of operations during the second and third quarters of 1996 and the reduced level of service once the Company was able to resume operations. The Company also had a lower utilization rate on the aircraft it operated which results in the spreading of certain fixed costs over fewer ASMs or block hours. The Company maintained or paid storage costs on many more aircraft than it was allowed to operate. Certain maintenance administrative costs were also incurred during the period of the suspension of operations with no ASMs being generated over which to spread these costs.

          Station operations expense includes all expenses incurred at the airports, as well as station operations administration and liability insurance. Certain facility rental expense related to non-operating stations as a result of the suspension of operations are included in shutdown and other nonrecurring expenses. Stations operations expenses were higher, on a per ASM basis, for the year ended December 31, 1996 than in 1995 and 1994 due to the shutdown and the inefficiencies generated from restarting operations on a limited basis. Many of the station facilities were not fully utilized during the fourth quarter due to the limited operation. Another factor which contributed to a higher 1996 station operations expense was an increase in insurance costs as of October 1, 1996. Certain station operations administrative costs were also incurred during the period of the suspension of operations with no ASMs being generated over which to spread these costs.

          Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. The increase in passenger services expenses for 1996, on a per ASM basis, over 1995 and 1994 is due to the restructuring of the compensation policy as it relates to flight attendants. The flight attendants' salary levels were adjusted upward and the regular quarterly bonus portion of their compensation was eliminated. This shift caused the department expense to be higher while reducing the amount of bonus expense.

          Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. Marketing and advertising expenses for 1996, as a percentage of revenue, were higher than 1995 and lower than 1994. These expenses were higher in 1996 than 1995 due to the additional advertising costs incurred at the resumption of operations being spread over a reduced revenue base caused by lower service levels and load factors. Certain marketing administrative costs were also incurred during the period of the suspension of operations with no ASMs being generated over which to spread these costs.

          Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees and travel agency commissions. Sales and reservations expenses for the year ended December 31, 1996 were 8.4% of revenue as compared to 8.5 % for each of 1995 and 1994.

          General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, bad debts, accounting and other miscellaneous expenses. General and administrative costs for 1996 were higher than each of 1995 and 1994 due to the shift in compensation structure to one based to a larger extent on base salaries and also due to increased legal fees.

          The amount of bonus expense for the year ended December 31, 1996 reflects the change in salary structure as of September 1996 to less of a bonus based structure and the fact that the Company had a net loss from the second quarter 1996 through the end of the year. The amount charged to 1996 approximates the amount paid out to those employees in the quarterly pool for the first quarter of 1996. The actual amount to be paid out and the form of such pay-out are at the sole discretion of the Company's Board of Directors.

          Depreciation expense includes depreciation on aircraft and ground equipment, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation expense for the year ended December 31, 1996 was higher than each of the pervious two years as additional aircraft and other property have been acquired. During 1996, the Company made the decision to dispose of certain idled aircraft. Subsequent to the decision to sell or lease out such aircraft, no depreciation was recorded on aircraft held for sale. Depreciation on aircraft idled as a result of the suspension of operations and reduced operations and not yet returned to service has been recorded in shutdown and other nonrecurring expenses.

          Shutdown and other nonrecurring expenses include costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule from May 19, 1996 to June 17, 1996, the suspension of operations from June 17, 1996 to September 29, 1996 and the reduced schedule from September 30, 1996 to December 31, 1996. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations from May through December, 1996 are included in shutdown and other nonrecurring expenses. Personnel costs include full wages, salaries and benefits that were provided to idled employees during the reduction and suspension of operations.

                 A summary of such costs is as follows:

     Maintenance                                            $27,750,000
     Legal and other consulting                               8,843,000
     Facilities rental                                        6,114,000
     Wages, salaries and benefits, excluding maintenance      4,895,000
     Depreciation                                            11,054,000
     FAA remediation                                          2,000,000
     Other                                                    7,338,000
                                                            -----------
                                                            $67,994,000
                                                            ===========

   The Company also expects to incur additional shutdown and nonrecurring expenses in the first and second quarters of 1997 as a result of idled aircraft and facilities due to the reduced level of service attributable to the Company's agreement with the FAA.

   No accrual was provided for costs to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities as such costs will be recognized as they are incurred. There was no accrual for salaries and wages in connection with the furlough of employees at December 31, 1996 as such employees were paid through June 30, 1996 with no additional severance benefits provided.

   Other expenses (income), net includes interest income and interest expense as well as certain property transactions. During the year ended December 31, 1996, interest expense exceeded interest income by approximately $14,534,000 due to increasing debt levels attributable to the acquisition of aircraft and the completion of the issuance of $150 million 10 1/4 % Senior Notes due 2001. During 1996, the Company also recognized $13.0 million of income as an arrangement fee for aircraft transfers, a $2.8 million gain from insurance recovery and a $3.9 million gain on the sale of aircraft.

LIQUIDITY AND CAPITAL RESOURCES

   For the year ended December 31, 1996, the Company used cash flow from operations of approximately $80.4 million, used cash of approximately $127.6 million to acquire property and equipment and generated cash flow from the disposal of property and equipment of $97.6 million. Approximately $224.5 million of cash was generated from the issuance of debt which was partially offset by debt repayments of approximately $93.0 million.

   As of December 31, 1996, the Company had cash and cash equivalents of approximately $150.0 million and working capital of approximately $168.6 million.

   As of December 31, 1996, the Company's fleet consisted of 43 DC-9-30 aircraft. During the third quarter 1996, the Company sold three of its four MD-80 aircraft and all four of its DC-9-21 aircraft, purchased two DC-9-30 aircraft under contract and assigned its purchase rights with respect to the remaining DC-9-30 aircraft and MD-80 aircraft under contract. The Company sold its last remaining MD-80 aircraft and two DC-9-30 aircraft during the fourth quarter of 1996 and is actively pursuing the sale or lease of up to 13 of its surplus DC-9-30 aircraft.

   The Company has contracted with McDonnell Douglas for the purchase of 50 MD-95 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. Approximately $40 million of this amount will be paid in progress payments during 1997 and 1998. The balance of the purchase price after all progress payments will need to be paid or financed upon delivery of each aircraft. If the Company exercises its option to acquire up to an additional 50 MD-95 aircraft, additional payments could be required beginning in this period. The Company expects to finance at least 80% of the cost of each of these aircraft. Although McDonnell Douglas has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the assistance to be provided by McDonnell Douglas, aircraft related debt financing should be available when needed. There is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

   The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next several years. By December 31, 1999, all of the Company's aircraft must be brought into compliance with Stage 3 requirements. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft, disposing of Stage 2 aircraft and acquiring Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $2.2 million per aircraft or approximately $55.0 million for a fleet of 25 non-hushed DC-9-32 aircraft as of December 31, 1996. Any disposition of Stage 2 aircraft would reduce this obligation. The Company may be able to finance a portion of the cost of these hush kits and plans to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on such loans out of cash flow generated from operations during the term of the financing.
The phase in period for full compliance with Stage 3 (until December 31, 1999) and the expected terms of financing, if available, should allow the Company to spread the payments for Stage 3 compliance over a number of years.

   As of December 31, 1996, the Company's debt related to asset financing totaled $94.7 million, with respect to which the Company's aircraft and certain other equipment are pledged as security. The Company has purchased all of its aircraft and, consequently, has no lease commitments relating to its aircraft fleet. In addition, the Company has $150 million of 10 1/4 % senior unsecured notes outstanding. The principal balance of the senior notes is due in 2001 and interest is payable semi-annually. All of the Company's debt has final maturities ranging from 1998 to 2006 with scheduled debt amortization (calculated without giving effect to any prepayment that may be required as a result of any covenant violations or sale of assets) as follows:

1997--$21.5 million, 1998--$23.1 million, 1999--$20.6 million, 2000--$15.5 million, 2001--$162.9 million, 2002 and after --$1.1 million. These notes provide for acceleration of their maturities upon certain defaults, including a payment default or defaults resulting in an acceleration of other debt of the Company and its subsidiaries.

   Certain debt bears interest at fixed rates ranging from 7.43% to 10.18% per annum and is repayable in consecutive monthly or quarterly installments over a
four- to five-year period.   Certain other notes with an aggregate unpaid
principal balance of approximately $14.3 million as of December 31, 1996 have a variable rate of interest based on the London interbank offered rate (LIBOR) plus 1.85% to 3% (1.85% at December 31, 1996 and December 31, 1995) based on the Company's compliance with specific financial ratios concerning leverage and fixed charge coverage. Certain other notes have a variable rate of interest based on LIBOR plus 1.20% to 2.75%.

   A substantial portion of the secured notes require prepayment if specific financial ratios (concerning debt to equity, net worth, fixed charge coverage and current ratio) are not maintained. Of the $94.7 million principal amount of secured debt as of December 31, 1996, there is debt with a principal balance of approximately $66.1 million subject to loan agreements with financial covenants. As of December 31, 1996, the Company was in violation of the fixed charge coverage ratio with seven lenders on approximately $66.1 million of debt. The Company has subsequently executed agreements with six of the seven affected lenders for the waiver or reset of this financial test for the fourth quarter of 1996 and each quarter in 1997. The remaining lender represents approximately $19.0 million in outstanding debt, which has been classified as current maturities or debt on assets held for disposition, where appropriate, until such time as an agreement is completed. The Company expects to continue negotiations with this lender in an effort to reach a waiver agreement and avoid a prepayment event or acceleration of debt. There can be no assurance that such negotiations will be successful. The Company continues to meet all of its debt payment obligations on time.

   If the Company is unable to successfully negotiate waivers or forbearance from its secured lender with financial covenants who has yet to agree to a waiver and if such lender demands prepayment of debt, then the Company will be required to prepay such debt within a short period of time. If the Company fails to do so, then such secured lender would have the right to foreclose upon the aircraft securing such debt and other debt holders of the Company (including holders of the unsecured Company's 10 1/4 % senior notes) would have the right to accelerate the Company's debt. Based on the language of the Indenture governing the Company's 10 1/4 % senior notes, the Company believes that the holders of the senior notes would not have the right to accelerate the senior notes if the Company pays off debt within the time provided after acceleration upon the occurrence of a prepayment event (such as the failure to satisfy a financial covenant).

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

   As a result of the accident and suspension of operations, several class action suits have been filed by stockholders against the Company and various officers and directors alleging, among other things, misrepresentations under applicable securities laws. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's stock. Although management of the Company intends to defend these actions vigorously and believes that the suits are without merit, any litigation contains elements of uncertainty and there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

   Numerous lawsuits have also been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. The Company's insurance carrier has assumed defense of these lawsuits under a reservation of rights. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance per occurrence with a major group of independent insurers that provide facilities for all forms of aviation insurance for many major airlines. Although the Company believes, based on the information currently available to it, that such coverage is sufficient to cover claims associated with this accident and that the insurers have sufficient financial strength to pay claims, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefore or that all damages awarded will be covered by insurance.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

   The response to this Item is submitted as a separate section of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

   None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

   The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 21, 1997, which Proxy Statement is to be filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

   The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 21, 1997, which Proxy Statement is to be filed with the Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

   The information required by this Item is incorporated herein by reference to the data under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 21, 1997, which Proxy Statement is to be filed with the Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

   The information required by this Item is incorporated herein by reference to the data under the heading "CERTAIN TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 21, 1997, which Proxy Statement is to be filed with the Commission.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

   (a)

         l. The response to this portion of Item 14 is submitted as a separate section of this report.


         2. The response to this portion of Item 14 is submitted as a separate section of this report.

         3.    Filing of Exhibits:

               Exhibit 11 - Statement Re:  Computation of Per Share Earnings
               Exhibit 23 - Consent of Independent Auditors
               Exhibit 27 - Financial Data Schedule

   (b) The Registrant did not file any current reports on Form 8-K during the fourth quarter 1996.

   (c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 60l of Regulation S-K.

         Exhibit No. and Description
         ---------------------------

         3.1  Articles of Incorporation.  (1)
         3.2  Bylaws.  (As amended on December 12, 1996).
         3.3 Agreement and Plan of Merger among the Registrant, ValuJet Airlines, Inc. and VJET Acquisition, Inc. (1)
         4.1 See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2. (1)
         4.2 Form of Unit Purchase Agreement signed by investors in Preferred Stock private placement. (2)
         4.3 Form of Unit Purchase Agreement signed by investors in Common Stock private placement. (2)
         4.4 Investor Rights Agreement dated September 30, 1993 among ValuJet Airlines, Inc. and investment funds managed by Montgomery Asset Management, L.P. (1)
         10.1 Aircraft Sale and Loan Agreement dated August 25, 1993, between ValuJet Airlines, Inc. and McDonnell Douglas Corporation. (2)
         10.2 Employment Agreement dated September 1, 1993, between ValuJet Airlines, Inc. and Robert L. Priddy. (2)(3)
         10.3 Employment Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan. (2)(3)
         10.4 Letter Agreement dated July 26, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan amending Employment Agreement. (2)(3)
         10.5 Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan. (2)(3)
         10.6 ValuJet Airlines, Inc. 1993 Incentive Stock Option Plan.  (2)(3)
         10.7 ValuJet Airlines, Inc. 1994 Stock Option Plan.  (2)(3)
         10.8 Agreement dated May 5, 1994, between ValuJet Airlines, Inc. and McDonnell Douglas Corporation. (2)
         10.9 Director Noncompete Agreement dated as of May 18, 1994, between ValuJet Airlines, Inc. and Timothy P. Flynn. (2)(3)
        10.10 Director Noncompete Agreement dated as of May 18, 1994, between ValuJet Airlines, Inc. and Don L. Chapman. (2)(3)

         10.11  Hush Kit Purchase and Aircraft Modification Contract dated as of
                June 1, 1994, between ABS Partnership and ValuJet Airlines,
                Inc. (4)
         10.12  DC-9-32 Hushkit Financing Facility dated December 2, 1994. (5)
         10.13  Form of Debt Participation Agreement among ValuJet Airlines,
                Inc., McDonnell Douglas Finance Corporation, SouthTrust Bank of
                Georgia, N.A. and First Security Bank of Utah, N.A. (5)
         10.14  Form of Debt Participation Agreement among ValuJet Airlines,
                Inc., McDonnell Douglas Finance Corporation, NationsBank of
                Georgia, N.A. and First Security Bank of Utah, N.A. (5)
         10.15  Form of Debt Participation Agreement among ValuJet Airlines,
                Inc., McDonnell Douglas Finance Corporation, certain lenders and First Security Bank of Utah, N.A. (5)
         10.16  ValuJet Airlines, Inc. 401(k) Plan Adoption Agreement. (5)
         10.17  ValuJet Airlines, Inc. 1995 Employee Stock Purchase Plan. (6)
         10.18  Purchase Agreement between McDonnell Douglas Corporation and
                ValuJet Airlines, Inc. dated December 6, 1995.  (7)
         10.19  Agreement and Lease of Premises Central Passenger Terminal
                Complex Hartsfield Atlanta International Airport.  (7)
         10.20  Indenture dated as of April 17, 1996, among the Company, its subsidiaries and Bank of Montreal Trust Company, as Trustee. (8)
         10.21  Exchange and Registration Rights Agreement dated as of April 17,
                1996, between the Company and Goldman, Sachs & Co.  (8)
         10.22  Consent Order in the Matter of ValuJet Airlines, Inc. with
                United States Department of Transportation, Federal Aviation
                Administration. (9)
         10.23  ValuJet, Inc. 1996 Stock Option Plan.
         10.24  Employment letter dated October 28, 1996, between ValuJet
                Airlines, Inc. and D. Joseph Corr.  (3)
         21     Subsidiaries of the Registrant.

---------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995, and amendments thereto.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994, and amendments thereto.

(3) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission file number 0-24164, filed with the Commission on August 4, 1994.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commision file No. 0-24164, filed with the Commision on March 31, 1995, and amendment thereto.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commision file No. 0-24164, filed with the Commision on August 11, 1995.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-26914, filed with the Commission on March 29, 1996.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission file No. 0-26914, filed with the Commission on May 3, 1996.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission file No. 0-26914, filed with the Commission on August 14, 1996.


   (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


         Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     VALUJET, INC.



                     By:  /s/  Robert L. Priddy
                        -----------------------------------------
                          Robert L. Priddy, Chairman of the Board


                     Date:   March 28, 1997



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/  Robert L. Priddy                                      March 28, 1997
----------------------------------------------
Robert L. Priddy, Chairman of the Board (Chief
Executive Officer) and Director


/s/  Lewis H. Jordan                                       March 28, 1997
-----------------------------------------------
Lewis H. Jordan, President (Chief Operating Officer)
and Director

/s/  Stephen C. Nevin                                      March 28, 1997
-----------------------------------------------
Stephen C. Nevin, Senior Vice President - Finance
(Principal Financial Officer)


/s/  Michael D. Acks                                       March 28, 1997
-----------------------------------------------
Michael D. Acks, Controller (Principal
Accounting Officer)


                    [SIGNATURES CONTINUED ON NEXT PAGE]

/s/  Maurice J. Gallagher, Jr.                          March 28, 1997
-----------------------------------------------
Maurice J. Gallagher, Jr., Director


/s/  Timothy P. Flynn                                   March 28, 1997
-----------------------------------------------
Timothy P. Flynn, Director



                                                        March __, 1997
-----------------------------------------------
Don L. Chapman, Director

                                 EXHIBIT INDEX
                                 -------------

         Exhibit No. and Description
         ---------------------------

         3.1  Articles of Incorporation.  (1)
         3.2  Bylaws. (As amended on December 12, 1996).
         3.3 Agreement and Plan of Merger among the Registrant, ValuJet Airlines, Inc. and VJET Acquistion, Inc. (1)
         4.1 See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2. (1)
         4.2 Form of Unit Purchase Agreement signed by investors in Preferred Stock private placement. (2)
         4.3 Form of Unit Purchase Agreement signed by investors in Common Stock private placement. (2)
         4.4 Investor Rights Agreement dated September 30, 1993 among ValuJet Airlines, Inc. and investment funds managed by Montgomery Asset Management, L.P.(1)
         10.1 Aircraft Sale and Loan Agreement dated August 25, 1993, between ValuJet Airlines, Inc. and McDonnell Douglas Corporation. (2)
         10.2 Employment Agreement dated September 1, 1993, between ValuJet Airlines, Inc. and Robert L. Priddy. (2)(3)
         10.3 Employment Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan. (2)(3)
         10.4 Letter Agreement dated July 26, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan amending Employment Agreement. (2)(3)
         10.5 Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan. (2)(3)
         10.6 ValuJet Airlines, Inc. 1993 Incentive Stock Option Plan.  (2)(3)
         10.7 ValuJet Airlines, Inc. 1994 Stock Option Plan.  (2)(3)
         10.8 Agreement dated May 5, 1994, between ValuJet Airlines, Inc. and McDonnell Douglas Corporation. (2)
         10.9 Director Noncompete Agreement dated as of May 18, 1994, between ValuJet Airlines, Inc. and Timothy P. Flynn. (2)(3)
        10.10 Director Noncompete Agreement dated as of May 18, 1994, between ValuJet Airlines, Inc. and Don L. Chapman. (2)(3)
        10.11 Hush Kit Purchase and Aircraft Modification Contract dated as of June 1, 1994, between ABS Partnership and ValuJet Airlines, Inc.(4)
        10.12 DC-9-32 Hushkit Financing Facility dated December 2, 1994. (5)

        10.13 Form of Debt Participation Agreement among ValuJet Airlines, Inc., McDonnell Douglas Finance Corporation, SouthTrust Bank of Georgia, N.A. and First Security Bank of Utah, N.A. (5)

        10.14 Form of Debt Participation Agreement among ValuJet Airlines, Inc., McDonnell Douglas Finance Corporation, NationsBank of Georgia, N.A. and First Security Bank of Utah, N.A. (5)
        10.15 Form of Debt Participation Agreement among ValuJet Airlines, Inc., McDonnell Douglas Finance Corporation, certain lenders and First Security Bank of Utah, N.A. (5)
        10.16 ValuJet Airlines, Inc. 401(k) Plan Adoption Agreement. (5)
        10.17 ValuJet Airlines, Inc. 1995 Employee Stock Purchase Plan. (6)
        10.18 Purchase Agreement between McDonnell Douglas Corporation and
              ValuJet Airlines, Inc. dated December 6, 1995.  (7)
        10.19 Agreement and Lease of Premises Central Passenger Terminal
              Complex Hartsfield Atlanta International Airport.  (7)

        10.20 Indenture dated as of April 17, 1996, among the Company, its subsidiaries and Bank of Montreal Trust Company, as Trustee.  (8)
        10.21 Exchange and Registration Rights Agreement dated as of April 17,
              1996, between the Company and Goldman, Sachs & Co.  (8)
        10.22 Consent Order in the Matter of ValuJet Airlines, Inc. with
              United States Department of Transportation, Federal Aviation
              Administration. (9)
        10.23 ValuJet, Inc. 1996 Stock Option Plan.
        10.24 Employment letter dated October 28, 1996, between ValuJet
              Airlines, Inc. and D. Joseph Corr.  (3)
        11    Statement Re:  Computation of Per Share Earnings.
        21    Subsidiaries of the Registrant.
        23    Consent of Independent Auditors.
        27    Financial Data Schedule
___________________________________
(1) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995, and amendments thereto.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994, and amendments thereto.

(3) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission file number 0-24164, filed with the Commission on August 4, 1994.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commision file No. 0-24164, filed with the Commision on March 31, 1995, and amendment thereto.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commision file No. 0-24164, filed with the Commision on August 11, 1995.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-26914, filed with the Commission on March 29, 1996.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission file No. 0-26914, filed with the Commission on May 3, 1996.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission file No. 0-26914, filed with the Commission on August 14, 1996.

                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 1996

                                 VALUJET, INC.

                               ATLANTA, GEORGIA

                                 ValuJet, Inc.

The following consolidated financial statements of ValuJet, Inc. are included in Item 8:

        Consolidated balance sheets - December 31, 1996 and 1995..........F-4

        Consolidated statements of operations - Years
          ended December 31, 1996, 1995, and 1994.........................F-5

        Consolidated statements of stockholders' equity - Years ended
          December 31, 1996, 1995, and 1994...............................F-6

        Consolidated statements of cash flows - Years ended
          December 31, 1996, 1995, and 1994...............................F-8

        Notes to consolidated financial statements - December 31, 1996....F-9

The following consolidated financial statement schedule of ValuJet, Inc. is included in Item 14(d):

        Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors


The Stockholders and Board of Directors
ValuJet, Inc.

We have audited the accompanying consolidated balance sheets of ValuJet, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ValuJet, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP

Atlanta, Georgia
February 10, 1997, except for
Note 4 as to which the date
is March 27, 1997

                                 ValuJet, Inc.

                          Consolidated Balance Sheets

                                                  DECEMBER 31
                                              1996           1995
                                        -----------------------------
ASSETS
Current assets:
Cash and cash equivalents                 $150,012,695   $127,947,096
Accounts receivable, less allowance of
 $838,000 and $405,000 at
 December 31, 1996 and 1995,
 respectively                                7,014,702     12,074,394
Income tax receivable                       36,440,653              -
Inventories of parts and supplies            6,607,307      4,016,266
Prepaid expenses                             8,066,792      4,758,205
Deferred tax asset                                   -        401,621
Assets held for disposition                 42,060,242              -
Other current assets                           839,040        589,986
                                           --------------------------
Total current assets                       251,041,431    149,787,568

Property and equipment:
Flight equipment                           126,829,882    153,513,693
Other property and equipment                65,662,504     40,472,604
Deposits on flight equipment purchase       14,534,895     21,801,525
 contracts
                                           --------------------------
                                           207,027,281    215,787,822
Less accumulated depreciation              (44,455,397)   (18,834,231)
                                           --------------------------
                                           162,571,884    196,953,591
Debt issuance costs                          3,573,561              -
                                           --------------------------
Total assets                              $417,186,876   $346,741,159
                                          ===========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                          $  3,221,542   $  6,721,754
Accrued liabilities                         22,718,555     35,866,095
Air traffic liability                        3,813,583     22,221,133
Income taxes payable                                 -         24,957
Deferred tax liability                       1,298,400              -
Current maturities of long-term debt        33,246,302     21,430,984
Debt on assets held for disposition         18,188,222              -
                                           --------------------------
Total current liabilities                   82,486,604     86,264,923

Long-term debt less current maturities     193,271,800     87,607,149
Deferred income taxes payable               18,028,835     10,803,856

Stockholders' equity:
Convertible preferred stock, $.01 par
 value:
Authorized shares - 5,000,000
Issued and outstanding shares - none at
 December 31, 1996 and 1995                          -              -
Common stock, $.001 par value:
Authorized shares - 1,000,000,000
Issued and outstanding - 54,875,610 and
 54,556,020 at December 31, 1996 and            54,876         54,556
 1995, respectively
Additional paid-in capital                  77,236,447     74,433,062
Retained earnings                           46,108,314     87,577,613
                                           --------------------------
Total stockholders' equity                 123,399,637    162,065,231
                                           --------------------------
Total liabilities and stockholders'       $417,186,876   $346,741,159
 equity
                                          ===========================

See accompanying notes.

                                 ValuJet, Inc.

                     Consolidated Statements of Operations

                                                    YEAR ENDED DECEMBER 31
                                              1996           1995           1994
                                         -------------------------------------------

Operating revenues:
Passenger                                 $209,707,346   $352,574,954   $129,551,344
Cargo                                        2,968,863      4,874,449              -
Other                                        6,960,023     10,307,975      4,349,966
                                         -------------------------------------------
Total operating revenues                   219,636,232    367,757,378    133,901,310

Operating expenses and other, net:
Flight operations                           16,478,712     16,272,833      6,967,015
Aircraft fuel                               46,691,296     55,812,838     21,774,936
Maintenance                                 49,500,163     47,330,009     14,862,239
Station operations                          42,018,389     49,931,088     20,197,983
Passenger services                           8,878,835     10,363,538      3,941,749
Marketing and advertising                    8,426,358      8,988,656      6,546,043
Sales and reservations                      18,377,843     31,155,592     11,325,162
General and administrative                  13,659,237     10,617,312      5,038,897
Employee bonus                               1,245,000     14,382,000      5,146,039
Depreciation                                17,550,596     15,147,647      3,555,426
Arrangement fee for aircraft transfers     (13,036,294)             -              -
Gain on insurance recovery                  (2,814,785)    (1,093,527)             -
Gain on sale of property                    (3,934,576)             -              -
Shutdown and other nonrecurring expenses    67,994,000              -              -
                                         -------------------------------------------
Total operating expenses and other, net    271,034,774    258,907,986     99,355,489
                                          -------------------------------------------
Operating (loss) income                    (51,398,542)   108,849,392     34,545,821

Interest expense (income):
Interest expense                            22,186,349      6,579,020      2,388,240
Interest income                             (7,652,592)    (5,555,160)    (1,422,955)
                                         -------------------------------------------
Total interest expense, net                 14,533,757      1,023,860        965,285
                                          -------------------------------------------

(Loss) income before income taxes          (65,932,299)   107,825,532     33,580,536
Income tax (benefit) expense               (24,463,000)    40,062,934     12,848,556
                                          -------------------------------------------
Net (loss) income                         $(41,469,299)  $ 67,762,598   $ 20,731,980
                                          ===========================================

Net (loss) income per share                     $(0.76)         $1.13          $0.44
                                         ============================================

Weighted average shares outstanding         54,702,000     59,793,000     47,620,000
                                         ============================================

See accompanying notes.

                                 ValuJet, Inc.

                Consolidated Statements of Stockholders' Equity

                         CONVERTIBLE PREFERRED STOCK               COMMON STOCK
                     ---------------------------------------------------------------------     NOTES
                                              ADDITIONAL                        ADDITIONAL   RECEIVABLE   RETAINED        TOTAL
                                               PAID-IN-                          PAID-IN    FROM COMMON     EARNINGS   STOCKHOLDERS'
                      SHARES      AMOUNT       CAPITAL      SHARES    AMOUNT     CAPITAL     STOCK SALE    (DEFICIT)     EQUITY
                     --------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1993    3,250,000  $ 32,500  $ 11,826,244  22,300,000  $ 223,000  $ 4,302,028   ($324,010) $  (916,965) $15,142,797
Payments on notes
 receivable from
 common stock sale
 and offering
 expenses related
 to issuance of
 common stock                 -         -             -           -          -       (8,858)    124,000            -      115,142
Conversion of
 preferred stock     (3,250,000)  (32,500)  (11,826,244) 13,000,000    130,000   11,728,744           -            -            -
Issuance of common
 stock to employees           -         -             -      39,680        396         (396)          -            -            -
Issuance of common
 stock, net of
 issuance costs               -         -             -   6,000,000     60,000   16,904,743           -            -   16,964,743
Exercise of warrants
 for common stock             -         -             -   1,000,000     10,000    1,190,000           -            -    1,200,000
Issuance of common
 stock for exercise
 of options                   -         -             -       8,000         80        1,253           -            -        1,333
Exercise of warrants
 for common stock             -         -             -  10,422,300    104,224   38,856,528           -            -   38,960,752
Exchange of warrants
 for common stock             -         -             -     447,160      4,472       (4,472)          -            -            -
Net income                    -         -             -           -          -            -           -   20,731,980   20,731,980
                     ------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1994            -         -             -  53,217,140    532,172   72,969,570   (200,010)   19,815,015   93,116,747
Issuance of common
 stock for exercise
 of options                   -         -             -      28,000        280       10,171           -            -       10,451
Issuance of common
 stock for exercise
 of options                   -         -             -   1,309,000     13,090      373,111           -            -      386,201
Issuance of common
 stock under stock
 purchase plan                -         -             -       1,880         18       39,206           -            -       39,224
Change in par value           -         -             -           -   (491,004)     491,004           -            -            -
Accrued compensation
 related to stock
 options                      -         -             -           -          -      550,000           -            -      550,000
Payments on notes
 receivable from
 common stock sale            -         -             -           -          -            -     200,010            -      200,010
Net income                    -         -             -           -          -            -           -   67,762,598   67,762,598

                                 ValuJet, Inc.



                               CONVERTIBLE PREFERRED STOCK               COMMON STOCK
                           ---------------------------------------------------------------     NOTES
                                                ADDITIONAL                      ADDITIONAL   RECEIVABLE   RETAINED        TOTAL
                                                 PAID-IN-                        PAID-IN    FROM COMMON   EARNINGS    STOCKHOLDERS'
                             SHARES  AMOUNT      CAPITAL     SHARES    AMOUNT    CAPITAL     STOCK SALE  (DEFICIT)        EQUITY
                            -------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1995                -      -          -      54,556,020   54,556   74,433,062         -     87,577,613    162,065,231
Issuance of common stock
 for exercise of options                                      310,810      311      835,862                        -        836,173
Issuance of common stock
 under stock purchase plan                                      8,770        9      113,493                        -        113,502
Accrued compensation
 related to stock options                                           -        -    1,854,030                        -      1,854,030
Net loss                                                            -        -            -              (41,469,299)   (41,469,299)

                            -------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1996                -   $  -    $     -       54,875,600  $54,876  $77,236,447  $      -   $46,108,314   $123,399,637

                           ========================================================================================================

See accompanying notes.

                                 ValuJet, Inc.

                     Consolidated Statements of Cash Flows

                                                     YEAR ENDED DECEMBER 31
                                               1996            1995           1994
                                        ----------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                         $ (41,469,299)  $  67,762,598   $ 20,731,980
Adjustments to reconcile net (loss)
 income to cash (used in) provided by
 operating activities:
Depreciation and amortization                29,164,596      15,147,647      3,548,426
Provision for uncollectible accounts          3,637,589       3,159,935      1,043,902
Deferred income taxes                         8,925,000       7,390,070      3,012,165
Gain on disposal of flight equipment         (6,749,361)     (1,093,527)             -
Changes in operating assets and
 liabilities:
   Accounts receivable                        1,422,103      (7,705,398)    (6,285,616)
   Other current assets                      (6,148,682)     (6,644,002)    (1,218,142)
   Accounts payable and accrued
    liabilities                             (14,354,877)     23,738,400     16,921,695
   Air traffic liability                    (18,407,550)     12,614,252      7,361,035
   Income taxes payable                     (36,465,610)       (581,559)       606,516
                                         -----------------------------------------------
Net cash (used in) provided by
 operating activities                       (80,446,091)    113,788,416     45,721,961

INVESTING ACTIVITIES
Purchases of property and equipment        (127,570,815)   (142,128,206)   (61,969,880)
Proceeds from disposal of equipment          97,598,198       3,000,000              -
                                         -----------------------------------------------
Net cash used in investing activities       (29,972,617)   (139,128,206)   (61,969,880)

FINANCING ACTIVITIES
Notes receivable                                      -       5,500,000     (5,500,000)
Payment received on notes receivable
 from common stock sale                               -         200,010         50,000
Issuance of long-term debt                  224,497,189      73,707,688     40,612,884
Proceeds from sale of common stock              949,675         435,876     56,961,546
Payment of long-term debt                   (92,962,557)    (11,634,230)    (4,045,580)
                                         -----------------------------------------------
Net cash provided by financing
 activities                                 132,484,307      68,209,344     88,078,850
                                        ----------------------------------------------
Net increase in cash and cash
 equivalents                                 22,065,599      42,869,554     71,830,931
Cash and cash equivalents at beginning
 of year                                    127,947,096      85,077,542     13,246,611
                                         -----------------------------------------------
Cash and cash equivalents at end of year  $ 150,012,695   $ 127,947,096   $ 85,077,542
                                         ==============================================

Cash paid for income taxes                $   4,041,000   $  32,770,000   $  9,215,600
                                         ==============================================
Cash paid for interest                    $  19,412,000   $   6,592,000   $  2,155,000
                                         ==============================================

See accompanying notes.

                                 ValuJet, Inc.

                   Notes to Consolidated Financial Statements

                               December 31, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REORGANIZATION AND PRINCIPLES OF CONSOLIDATION

ValuJet Airlines, Inc. was originally incorporated on July 10, 1992 under the name of Charter Way, Inc. In May 1993, the Company changed its name to ValuJet Airlines, Inc. As a result of a merger between ValuJet Airlines, Inc. and VJET Acquisition, Inc. on October 19, 1995, ValuJet Airlines, Inc. became a wholly-owned subsidiary of ValuJet, Inc. ValuJet, Inc. was incorporated on July 17, 1995 by ValuJet Airlines, Inc. as its wholly-owned subsidiary.

ValuJet, Inc. formed VJET Acquisition, Inc. as its wholly-owned subsidiary. Pursuant to a Plan and Agreement of Merger ("the Merger"), VJET Acquisition, Inc. was merged into ValuJet Airlines, Inc. with ValuJet Airlines, Inc. being the surviving corporation. In connection with the Merger, each outstanding share of Common Stock, $.01 par value per share, of ValuJet Airlines, Inc. was converted into and became the right to receive one share of Common Stock, $.001 par value per share, of ValuJet, Inc., and the shares of Common Stock of VJET Acquisition, Inc. owned by ValuJet, Inc. were converted into shares of Common Stock of ValuJet Airlines, Inc. The shares of Common Stock of ValuJet, Inc. owned by ValuJet Airlines, Inc. were canceled. Therefore, the then current stockholders of ValuJet Airlines, Inc. became stockholders of ValuJet, Inc. and ValuJet Airlines, Inc. became a wholly-owned subsidiary of ValuJet, Inc. Each of the former stockholders of ValuJet Airlines, Inc. has exactly the same proportionate interest in ValuJet, Inc. as they had in ValuJet Airlines, Inc. prior to the Merger.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

The Company offers affordable, no-frills, point-to-point scheduled air transportation and cargo service, serving short-haul markets primarily in the eastern United States.

                                 ValuJet, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are due primarily from major credit card processors and travel agents. These receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

INVENTORIES OF PARTS AND SUPPLIES

Inventories of flight equipment expendable parts, materials and supplies are carried at the lower of cost or market using the first-in, first-out method
(FIFO). These items are charged to expense when issued for use. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date aircraft are retired from service.

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of cost. Flight equipment is depreciated to its residual values, estimated at 20%, using the straight-line method over seven to ten years. Other property and equipment is depreciated over three years.

                                 ValuJet, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST CAPITALIZED

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at the Company's weighted average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. In 1996, approximately $1,212,000 of interest cost was capitalized. No interest was capitalized in 1995 or 1994.

AIRCRAFT AND ENGINE MAINTENANCE

The Company accounts for airframe and aircraft engine overhaul costs using the direct-expensing method. Overhauls are performed on a continuous basis and the cost of overhauls and routine maintenance costs for aircraft and engine maintenance are charged to maintenance expense as incurred.

ADVERTISING COSTS

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $6,261,000, $8,038,000 and $5,507,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

REVENUE RECOGNITION

Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                 ValuJet, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREOPERATING COSTS

The cost of routine development of new routes and the preoperating cost incurred in connection with aircraft acquisitions are charged to expense as incurred.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to officers, directors, key employees and consultants of the Company with an exercise price equal to or below the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes compensation expense only if the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. However, the Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and preferred shares outstanding and dilutive common stock equivalents during the periods.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common and preferred stock issued for consideration below the initial public offering ("IPO") price of $3.125 per share and stock options and warrants issued with exercise prices below the IPO price during the twelve-month period preceding the initial filing of the Registration Statement ("Cheap Stock") have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for all periods prior to the effective date of the IPO.

                                 ValuJet, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE (CONTINUED)

In accordance with APB Opinion No. 15, supplemental income per share data for 1994 is presented for comparability purposes. The following income per share is calculated excluding the effects of Cheap Stock issued during the twelve-months immediately preceding the effective date of the Company's IPO.


                         YEAR ENDED
                        DECEMBER 31,
                            1994
                      --------------

Net income per share           $0.42
                      ==============


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996, and the effect of adoption was not material.

During 1996, as a result of the accident involving Flight 592 and the consent order with the FAA which requires the Company to reestablish operations with up to 15 aircraft and subjects further expansion of the Company's operations to FAA and DOT approval, the Company plans to sell certain of its aircraft with a carrying amount of approximately $42 million. Those aircraft which the Company has decided to sell have been classified in the balance sheet as assets held for disposition and are stated at the lower of carrying amount or fair value less cost to sell. The Company began marketing the aircraft to potential

                                 ValuJet, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

buyers and plans to sell the aircraft during 1997. At December 31, 1996, the fair value, as estimated by the current market value, less cost to sell exceeded the carrying amount of such aircraft.

RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the current year presentation.

2. COMMITMENTS AND CONTINGENCIES

On May 11, 1996, the Company suffered a tragic loss involving Flight 592. The accident resulted in extensive media coverage calling into question the safety of low-fare airlines in general, and the Company in particular, despite the fact that the cause of the accident is still under investigation by the National Transportation Safety Board. In response to the accident, the Federal Aviation Administration (FAA) conducted an extraordinary review of the Company's operations. As a result, the Company significantly reduced its schedule between May 19, 1996 and June 17, 1996, and on June 17, 1996 entered into a consent order with the FAA under which the Company agreed to several matters including the suspension of operations until such time as the Company was able to satisfy the FAA as to its various regulatory compliance concerns and the payment of $2,000,000 to the FAA to compensate it for the cost of the special inspections. The Company satisfied the FAA's requirements and received FAA clearance during August 1996. The Company received its determination of fitness from the Department of Transportation on September 25, 1996 and restarted operations on September 30, 1996. See Note 9 regarding charges associated with the accident and related suspension of operations.

As a result of the above mentioned events, numerous lawsuits were filed against the Company seeking damages attributable to the deaths of those on Flight 592. Thus far, a total of approximately 50 such lawsuits have been filed against ValuJet Airlines, Inc. Most of the cases were initially removed to the federal court.

                                 ValuJet, Inc.

2. COMMITMENTS AND CONTINGENCIES (CONTINUED)

That court however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction for only seven cases. As a consequence, most of the cases will proceed in state courts in Florida and Georgia. In 36 of these lawsuits, a third party maintenance contractor has been named as a co-defendant. The Company's insurance carrier has assumed defense of these suits under a reservation of rights. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance, per occurrence, with a major group of independent insurers that provide facilities for all forms of aviation insurance for many major airlines.

Although the Company believes, based on the information currently available to it, that such coverage will be sufficient to cover all claims arising out of the loss of Flight 592 and that the insurers have sufficient financial strength to pay claims, there can be no assurance that the total amount of judgments and settlements will not exceed the Company's insurance limit or that all damages awarded will be covered by insurance.

Several stockholder class action suits have been filed against the Company and certain of its executive officers ("Defendants"). The consolidated lawsuits seek class certification for all purchasers of stock in the Company during periods beginning on or after June 1995 and ending on or before June 18, 1996, and are based on allegedly misleading public statements made by the Company or failure to disclose material facts in violation of federal securities laws. A total of 14 stockholder lawsuits were filed against the Company. Of these suits, 11 were filed in the United States District Court for the Northern District of Georgia and these suits have been consolidated into a single action (In re: ValuJet,
                                                             ---------------
Inc.). Another lawsuit filed in the United States District Court for the Middle
----
District of Florida has been transferred to the Northern District of Georgia and has been consolidated into In re: ValuJet, Inc. All of the Defendants filed a
                           --------------------
joint Motion to Dismiss the Consolidated Amended Complaint on December 23, 1996. The Plaintiffs' response to this motion to Dismiss is due on May 9, 1997. On November 25, 1996, Plaintiffs filed their

                                 ValuJet, Inc.

2. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Motion for Class Certification. On January 14, 1997, Defendants filed a "Notice of Stay of Discovery and Other Proceedings", in which Defendants state that the filing of their Motion to Dismiss has stayed the issue of class certification pursuant to the Private Securities Litigation Reform Act. By consent of the parties, Defendants are not currently obligated to respond to Plaintiffs' Motion for Class Certification, and if the Court decides that the issue of class certification is not stayed by the Private Securities Litigation Reform Act, the Defendants have 30 days from the date of such decision to respond to Plaintiffs' Motion for Class Certification. Two suits (Cohen et al. v. ValuJet, Inc., et
                                           ----------------------------------
al. and Hepler et al. v. ValuJet, Inc. et al.) have been filed in the State
---     -------------------------------------
Court of Fulton County, Georgia. On December 23, 1996, all Defendants in both actions, other than a third party contractor, answered the Complaint and filed a Motion to Dismiss the Complaint. Additionally, a director named in the suits filed a Motion to Dismiss for lack of personal jurisdiction. By consent of the parties, the Plaintiffs have until May 9, 1997, to respond to these motions to dismiss. The Company denies that it has violated any of its obligations under the federal securities laws and believes that meritorious defenses exist in the lawsuits.

On August 30, 1996, Metropolitan Nashville Airport Authority filed suit against the Company in State Court in Tennessee for breach of contract and a declaratory judgment for an anticipatory breach. The Nashville Airport Authority seeks damages of approximately $2.6 million. The dispute involves whether the Company was entitled to exercise a termination right contained in its lease agreement. Management believes the ultimate resolution will not have a material adverse effect on the Company's financial position or results of operations.

From time to time, the Company is engaged in litigation arising in the ordinary course of business. The Company does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.

At December 31, 1996, the Company's contractual commitments consisted primarily of scheduled aircraft acquisitions. The Company has entered into a contract with a major aircraft manufacturer to purchase 50 new aircraft, to be delivered from 1999 to 2002, with options to purchase another 50 aircraft. Aggregate funding needed for these and all other aircraft commitments was approximately $1 billion at December 31, 1996. Approximately $162 million of this amount is required to be paid in progress payments due from 1995 to 2001. After progress payments, the balance of the total purchase price must be paid or financed upon delivery of each aircraft. While the major aircraft manufacturer is required to provide credit support for a

                                 ValuJet, Inc.

2. COMMITMENTS AND CONTINGENCIES (CONTINUED)

limited portion of third party financing, the Company will be required to obtain financing from other sources relating to these deliveries. If the Company exercises its option to acquire up to an additional 50 aircraft, additional payments could be required beginning in 1997. In conjunction with these contractual commitments, the Company has made refundable deposits of approximately $13,008,000 at December 31, 1996.

Future required deposits for aircraft progress payments as of December 31, 1996 are as follows:

1997                      $  7,567,000
1998                        31,655,000
1999                        35,512,000
2000                        44,874,000
2001                        29,565,000
                        --------------
                          $149,173,000
                        ==============

3. ACCRUED LIABILITIES

                                 DECEMBER 31
                                  1996         1995
                        ---------------------------

Accrued bonuses           $          -  $12,017,001
Accrued maintenance          7,710,207    4,700,000
Other                       15,008,348   19,149,094
                        ---------------------------
                          $ 22,718,555  $35,866,095
                        ===========================

                                 ValuJet, Inc.

4. LONG-TERM DEBT

                                                 DECEMBER 31
                                                  1996          1995
                                        ----------------------------

Senior notes                              $150,000,000  $          -
Promissory notes for aircraft and other
 equipment                                  94,706,324   109,038,133

                                        ----------------------------
                                           244,706,324   109,038,133
Less current maturities                     33,246,302    21,430,984
Less debt on assets held for disposition
                                            18,188,222             -
                                        ----------------------------
                                          $193,271,800  $ 87,607,149
                                        ============================

During April 1996, the Company closed a private offering of $150,000,000 principal amount of 10 1/4% Senior Notes due 2001. In October 1996, the Company exchanged the unregistered Notes for Registered 10 1/4% Senior Notes due 2001. Interest on the Senior Notes is payable semi-annually on April 15 and October 15.

The promissory notes relate to aircraft financing and bear interest at rates ranging from 7.43% to 10.18% per annum, and principal and interest payments are due in monthly or quarterly installments over four to seven year terms on a mortgage-style amortization based on the delivery date of the aircraft. Certain of these notes, with an aggregate unpaid principal balance of approximately $14.3 million as of December 31, 1996, have a variable rate of interest based on the London interbank offered rate (LIBOR) (5.5% at December 31, 1996) plus 1.85% to 3% (1.85% at December 31, 1996) based on the Company's compliance with specific financial ratios concerning leverage and fixed charge coverage. Certain other of these notes have a variable rate of interest based on LIBOR plus a range of 1.20% to 2.75%.

A substantial portion of the secured notes require prepayment if specific financial ratios (concerning debt to equity, net worth, fixed charge coverage and current ratio) are not maintained. At December 31, 1996, the Company was in violation of the fixed charge coverage ratio covenant related to approximately $66,103,000 of this secured debt. In March 1997, certain of the Company's secured lenders agreed to waive the fixed charge coverage ratio covenant at December 31, 1996 and to waive or reduce the required fixed charge coverage ratio through December 31, 1997. As a result, management

                                 ValuJet, Inc.

4. LONG-TERM DEBT (CONTINUED)

believes it will meet all loan covenant requirements on such debt totalling $47,151,000 through December 31, 1997. Accordingly, amounts payable under these secured debt agreements, excluding current maturities and debt on assets held for disposition, are classified as long-term in the accompanying consolidated balance sheet. The Company remains in violation of the fixed charge coverage ratio for $18,952,000 of secured debt. As a result, such debt has been classified as current maturities or debt on assets held for disposition, where appropriate, in the accompanying consolidated balance sheet. No prepayment requests have been made related to such debt. The Company's aircraft, engines and computer and telephone equipment totalling approximately $155,157,000 serve as collateral on secured debt.

Future statutory long-term debt principal payments at December 31, 1996 were as follows:

Year ending December 31,
     1997                        $ 21,457,302
     1998                          23,124,833
     1999                          20,552,472
     2000                          15,536,446
     2001                         162,885,469
     Thereafter                     1,149,802
                                 ------------
                                 $244,706,324
                               ==============
5. LEASES

The Company leases facilities from local airport authorities or other carriers, as well as office space. These leases are operating leases and have terms from one month to fourteen years.

Total rental expense charged to operations for facilities and office space for the years ended December 31, 1996, 1995 and 1994 was approximately $15,824,000, $12,516,000, and $4,726,000, respectively.

                                 ValuJet, Inc.

5. LEASES (CONTINUED)

Future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year at December 31, 1996 were as follows:

Year ending December 31,
        1997                        $ 5,076,000
        1998                          4,922,000
        1999                          4,750,000
        2000                          4,131,000
        2001                          3,954,000
        Thereafter                   34,597,000
                                  -------------
                                    $57,430,000
                                  =============

6. STOCKHOLDERS' EQUITY

During 1993, the Company issued 1,200,000 shares of common stock to an officer of the Company and 300,000 shares to a consultant in exchange for notes receivable of $200,010 and $50,000, respectively. During 1996 and 1995, the notes receivable were repaid in full.

In conjunction with a private placement offering during 1993, the Company issued 250,000 Preferred Stock purchase warrants to the placement agent which entitled the holder to acquire shares of Preferred Stock at a price of $4.80 per share. These warrants were exercised for common stock during the year ended December 31, 1994.

Also, during 1993, the Company issued 260 units ("Units"), each consisting of 12,500 shares of convertible Series A Preferred Stock ("Preferred Stock") and warrants to purchase 50,000 shares of common stock, or 3,250,000 shares of Preferred Stock and 13,000,000 warrants to purchase common stock, for $11,858,744, net of issuance costs of $1,141,351. Each warrant entitled the holder to purchase shares of common stock at a price of $3.75 per share on or before December 31, 1995. The warrants were callable by the Company at $.0125 per share if the closing bid price of the Company's common

                                 ValuJet, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

stock was greater than or equal to $5 per share for a period of fifteen consecutive trading days and if the common stock issuable upon exercise of warrants was then covered by an effective registration statement filed with the Securities and Exchange Commission. In addition, in conjunction with a sale of common stock in 1993, the Company issued 1,000,000 warrants to purchase common stock at a price of $3.75 per share. In October 1994, the Company called the 14,000,000 warrants outstanding at that date. Pursuant to the Company's exchange offer, 10,422,300 warrants for common stock were exercised for $3.75 per share resulting in proceeds of approximately $38,960,000, net of expenses. The remaining 3,577,700 warrants for common stock were exchanged for 447,160 shares of common stock, in accordance with the Company's exchange offer.

On July 6, 1994, the Company closed an IPO of 6,000,000 shares of its common stock, generating proceeds of approximately $17 million, net of underwriting discounts and commissions, and other expenses. Concurrent with the closing of the Company's IPO all of the Company's Preferred Stock was automatically converted into common stock on a one-for-four basis.

On June 28, 1994, the Company issued 39,680 shares of common stock to a trust for the benefit of its employees at the IPO date. These shares were valued at the IPO price of $3.12 per share and compensation expense related to these shares will be recognized over the vesting period of three years from the issuance date. At the end of the vesting term, the shares will be divided among the employees employed at the IPO date remaining with the Company at the end of the three year vesting period. Approximately 33,000 of these shares had been earned as of December 31, 1996.

During 1995, the Company announced two separate two-for-one stock splits effected in the form of stock dividends. The stock splits were payable on April 10, 1995 and November 21, 1995 to stockholders of record as of the close of business on March 24, 1995 and November 6, 1995, respectively. All references in the consolidated financial statements to shares, per share amounts and stock plans have been retroactively restated to reflect the stock splits.

                                 ValuJet, Inc.

7. STOCK OPTION PLANS

In 1993, the Company established the ValuJet Airlines, Inc. 1993 Incentive Stock Option Plan (the "1993 Plan") whereby up to 4,800,000 options may be granted to officers, directors and key employees to purchase shares of common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10% of the voting power of all classes of the Company's stock, the exercise price per share shall not be less than 110% of the fair value of the shares on the date of grant.

On March 31, 1994, the Company established the ValuJet Airlines, Inc. 1994 Stock Option Plan (the "1994 Plan") whereby up to 4,000,000 incentive stock options or non-qualified options may be granted to officers, directors, key employees and consultants of the Company.

On January 30, 1996, the Company established the ValuJet, Inc. 1996 Stock Option Plan (the "1996 Plan") whereby up to 5,000,000 incentive stock options or non-qualified options may be granted to officers, directors, key employees and consultants of the Company.

Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than ten years from the date of grant.

At December 31, 1996, the vesting of 1,504,000 stock options with a weighted average exercise price of $0.85 granted to two executive officers was accelerated such that they became fully vested on that date. Such stock options represented all of the nonvested stock options held by the two executive officers.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123,which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 7.3% and 6.4%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .625 for 1996 and 1995; and a weighted-average expected life of the options of 5 years.

                                 ValuJet, Inc.

7. STOCK OPTION PLANS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of stock option activity under the above-described plans is as follows:

                                                                   WEIGHTED
                                      SHARES      PRICE RANGE   AVERAGE PRICE
                                  --------------------------------------------

Balance at December 31, 1993         3,880,000   $        0.17    $ 0.17
Granted                              2,240,000    1.00    3.75      2.90
Exercised                               (8,000)           0.17      0.17
Canceled                               (92,000)   0.17    3.13      1.63
                                  ------------
Balance at December 31, 1994         6,020,000    0.17    3.75      1.16
Granted                              1,175,600    3.75   23.19      5.67
Exercised                           (1,337,000)   0.17    3.13      0.33
Canceled                              (239,200)   0.17   12.19      3.42
                                  ------------
Balance at December 31, 1995         5,619,400    0.17   23.19      2.20
Granted                              1,406,000    3.75   23.19     15.99
Exercised                             (310,010)   0.17    3.13      2.68
Canceled                               (91,860)   0.17   12.19      5.91
                                  ------------
Balance at December 31, 1996         6,623,530    0.17   23.19      5.06
                                  ============
Exercisable at December 31, 1996     4,336,430
                                  ============

                                 ValuJet, Inc.

7. STOCK OPTION PLANS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable options:


                                    OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------------------------------------------------

                                                               WEIGHTED
                                                               AVERAGE            WEIGHTED                                WEIGHTED
       RANGE OF                                              REMAINING            AVERAGE                                  AVERAGE
       EXERCISE                       NUMBER                 CONTRACTUAL          EXERCISE               NUMBER           EXERCISE
        PRICES                      OUTSTANDING                 LIFE               PRICE               EXERCISABLE          PRICE
------------------------------------------------------------------------------------------------------------------------------------

           $0.17                      2,516,000                    6.50               $ 0.17           2,452,000              $ 0.17

        $1.00-$5.13                   2,603,230                    7.69               $ 3.52           1,315,230              $ 2.68

       $8.50-$15.00                     570,000                    9.62               $10.23              15,600              $13.43

      $18.38 - $23.19                   934,300                    8.82               $19.35             553,600              $18.40

                           ---------------------------------------------------------------------------------------------------------

                                      6,623,530                    7.60               $ 5.06           4,336,430              $ 3.21

                           =========================================================================================================


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            1996          1995
                                      ----------------------------

Pro forma net income (loss)             $(44,880,415)  $67,193,721
Pro forma earnings (loss) per share:           (0.82)         1.14


Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

The weighted-average fair value of options granted during 1996 and 1995 with option prices equal to the market price on the date of grant was $7.82 and $4.00, respectively. The weighted average fair value of options granted during 1996 and 1995 with option prices less than the market price of the stock on the date of grant was $10.13 and $2.73, respectively.

At December 31, 1996, the Company had reserved a total of 12,144,190 shares of common stock for future issuance upon exercise of stock options.

                                 ValuJet, Inc.

8. INCOME TAXES

The income tax provision (benefit) consists of the following:

                          YEAR ENDED DECEMBER 31
                      1996          1995         1994
                -----------------------------------------
Current:
Federal           $(31,311,000)  $30,389,736  $ 8,387,121
State               (2,077,000)    2,283,128    1,449,270
                -----------------------------------------
Total current      (33,388,000)   32,672,864    9,836,391

Deferred:
Federal             10,614,000     6,313,839    2,694,773
State               (1,689,000)    1,076,231      317,392
                 ----------------------------------------
Total deferred       8,925,000     7,390,070    3,012,165
                 ----------------------------------------
                  $(24,463,000)  $40,062,934  $12,848,556
                 ========================================

A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows:

                                                YEAR ENDED DECEMBER 31
                                           1996          1995          1994
                                     -----------------------------------------

Tax at statutory rate                  $(23,076,000)  $37,738,937  $11,648,639
State taxes, net of federal benefit      (2,448,000)    2,183,583    1,330,254
Other                                     1,061,000       140,414      233,576
Valuation reserve                                 -             -     (363,913)
                                     -----------------------------------------
                                       $(24,463,000)  $40,062,934  $12,848,556
                                     =========================================

                                 ValuJet, Inc.

8. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                            DECEMBER 31
                                         1996         1995
                                    --------------------------
Deferred tax liabilities:
Prepaid insurance                     $ 2,687,180  $ 1,210,775
Depreciation                           19,584,784   10,919,065
Gain on involuntary conversion          1,484,100            -
                                    --------------------------
Total deferred tax liabilities         23,756,064   12,129,840
Deferred tax assets:
Accrued liabilities                       770,463    1,181,489
State operating loss carryforwards      2,035,751            -
Non qualified stock options               929,956            -
Other                                     692,659      546,116
                                    --------------------------
Total deferred tax assets               4,428,829    1,727,605
                                    --------------------------
Net deferred tax liability            $19,327,235  $10,402,235
                                    ==========================

Various subsidiaries of the Company have state operating loss carryforwards of approximately $3,100,000 with expiration dates through the year 2011.

                                 ValuJet, Inc.

9. SHUTDOWN AND OTHER NONRECURRING EXPENSES

Shutdown and other nonrecurring expenses include costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule from May 19, 1996 to the June 17, 1996 shutdown, the suspension of operations from June 17, 1996 to September 29, 1996 and the reduced schedule from September 30, 1996 to December 31, 1996. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations from May through December, 1996 are included in shutdown and other nonrecurring expenses. Personnel costs include full wages, salaries and benefits that were provided to idled employees during the reduction and suspension of operations.

A summary of such costs is as follows for the year ended December 31, 1996:

Maintenance                               $27,750,000
Legal and other consulting                  8,843,000
Facilities rental                           6,114,000
Wages, salaries and benefits, excluding
 maintenance                                4,895,000
FAA remediation                             2,000,000
Depreciation                               11,054,000
Other                                       7,338,000
                                        -------------
                                          $67,994,000
                                        =============


No accrual was provided for costs to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities as such costs will be recognized as they are incurred. There is no accrual for salaries and wages in connection with the furlough of employees at December 31, 1996 as such employees were paid through June 30, 1996 with no additional severance benefits provided.

                                 ValuJet, Inc.

10. RELATED PARTY TRANSACTIONS

The Company has utilized temporary employees provided by a temporary agency which is partially owned by the daughter of one of the Company's officers. This arrangement was terminated during 1996. Amounts recorded as expense related to this agency were approximately $4,223,000, $12,663,000, and $5,140,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Accounts payable to this agency was approximately $370,703 at December 31, 1995. No amounts were due at December 31, 1996.

11. FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various high credit-quality financial institutions or in short-duration high quality debt securities. The Company periodically evaluates the relative credit standing of those financial institutions that are considered in the Company's investment strategy. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

  Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

  Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                 ValuJet, Inc.

11. FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                                     1996                           1995
                                       --------------------------------------------------------------
                                             CARRYING        FAIR            CARRYING       FAIR
                                              AMOUNT        VALUE             AMOUNT        VALUE
                                       --------------------------------------------------------------
Cash and cash equivalents                   $150,012,695  $150,012,695     $127,947,096  $127,947,096

Accounts receivable, net of allowance          7,014,702     7,014,702       12,074,394    12,074,394
Accounts payable                               3,221,036     3,221,036        6,721,754     6,721,754
Long-term debt                               244,706,324   219,326,000      109,038,133   110,973,000

12. EMPLOYEE BENEFIT PLANS

Effective April 1, 1995, the Company adopted the ValuJet Airlines, Inc. 401(k) Plan (the "Plan"), a defined contribution benefit plan which qualifies under
Section 401(k) of the Internal Revenue Code. All employees of the Company are eligible to participate in the Plan. Participants may contribute up to 15% of their base salary to the Plan. Contributions to the Plan by the Company are discretionary. No employer contributions were made in 1996 or 1995.

Effective May 16, 1995, the Company formed the 1995 Employee Stock Purchase Plan (the "Stock Plan") whereby employees who complete twelve months of service are eligible to make quarterly purchases of the Company's common stock at up to a 15% discount from the market value on the offering date. The discount rate is determined by the Board of Directors before each offering date. The Company is authorized to issue up to 4,000,000 shares of common stock under this plan. During 1996 and 1995, the employees purchased a total of 8,770 and 1,880 shares at an average price of $12.94 and $20.86 per share, respectively, which represented a 5% discount from the market price on the offering dates.

                                 ValuJet, Inc.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 is as follows (in thousands, except per share data):

                                                QUARTER
                                FIRST     SECOND      THIRD     FOURTH
                          -----------------------------------------------

Fiscal 1996:
Operating revenues             $109,995  $ 81,217   $    311   $ 28,113
Operating income (loss)
                                 17,525   (11,581)   (29,946)   (27,397)
Net income (loss)                10,667    (9,574)   (21,945)   (20,617)
Net income (loss) per share
                                    .18      (.18)      (.40)      (.38)


                                               QUARTER
                                FIRST     SECOND     THIRD      FOURTH
                            ----------------------------------------------

Fiscal 1995:
Operating revenues             $ 60,747  $ 86,913   $109,296   $110,801
Operating income                 14,581    27,086     36,672     30,511
Net income                        9,071    16,860     22,661     19,171
Net income per share                .15       .28        .38        .32



NOTE 14.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $150,000,000 of 10 1/4% Senior Notes issued during 1996 are fully and unconditionally guaranteed on a joint and several basis by ValuJet Airlines, Inc., a wholly-owned subsidiary of the Company, and all its subsidiaries ("Guarantors"). All of the operations of the Company are conducted by ValuJet Airlines, Inc. and its subsidiaries. All of the Guarantors are wholly-owned or indirect subsidiaries of the Company, and there are no direct or indirect subsidiaries that are not Guarantors. Separate financial statements of the Guarantors are not presented because all of the Company's subsidiaries guarantee the Senior Notes on a full, unconditional and joint and several basis.

Summarized financial information of ValuJet Airlines, Inc. and its subsidiaries is as follows:

                                                December 31, 1996
                                                -----------------
                Current assets                    $246,041,431
                Non-current assets                 162,571,884
                Current liabilities                 69,954,233
                Non-current liabilities            218,956,474

                                                    Year Ended
                                                December 31, 1996
                                                -----------------
                Operating revenues                $219,636,232
                Operating loss                     (51,398,542)
                Loss before income taxes           (65,932,299)
                Net loss                           (41,469,299)

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS


                                 VALUJET, INC.

------------------------------------------------------------------------------------------------------------------------------------

           COL. A                                COL. B                         COL. C             COL. D             COL. E
------------------------------------------------------------------------------------------------------------------------------------

                                                                             Additions
                                                              -------------------------------------
                                            Balance at        Charged to Costs   Charged to Other     Deductions-   Balance at end
        Description                    Beginning of Period       and Expenses   Accounts - Describe     Describe       of Period
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts           $404,870              $3,637,589                          $3,204,752/2/     $837,707
                                     -----------------------------------------------------------------------------------------------

      Total                                 $404,870              $3,637,589                          $3,204,752        $837,707
                                     ===============================================================================================


Year ended December 31, 1995
Deducted from asset accounts:
  Allowance for doubtful accounts           $949,870              $3,159,935                          $3,704,935/2/     $404,870
                                     -----------------------------------------------------------------------------------------------

      Total                                 $949,870              $3,159,935                          $3,704,935        $404,870
                                     ===============================================================================================


Year ended December 31, 1994
Deducted from asset accounts:
  Allowance for doubtful accounts           $ 45,000              $  904,870                          $        0        $949,870
  Valuation allowance for deferred
    tax assets                               371,414                       0                             371,414/1/            0
                                     -----------------------------------------------------------------------------------------------

      Total                                 $416,414              $  904,870                          $  371,414        $949,870
                                     ===============================================================================================


/1/ Company met the "more likely than not" criterion to recognize the deferred tax asset as of December 31, 1994.
/2/  Uncollectible accounts written off, net of recoveries.