Form 10-K/A
period 1996-12-31
VALUJET INC
filed 1997-04-10
CIK 948846

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 31, 1996 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _____________________ to _______________________

Commission file number 0-26914



                                 VALUJET, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEVADA                                             58-2189551
--------------------------------                     ---------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

1800 Phoenix Boulevard, Atlanta, Georgia                         30349
----------------------------------------             ---------------------------
(Address of principal executive offices)                       (Zip Code)

              (770) 907-2580
--------------------------------------------------
Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
      Title of each class                                   which registered

              None                                                None
--------------------------------------                  ------------------------


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

                                     ITEM I
                           (of this Amendment No. 1)

   The Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, is hereby amended by substituting the following Item 7 in place of Item 7 found on pages 18 through 28 of the report on Form 10-K previously filed with the Commission:

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         RESULTS OF OPERATIONS
         ---------------------

   The following chart indicates the service offered by the Company from January 1995 through December 1996:


                                                                  Number of
             As of           Total Number   Number of Peak-        Cities
          Quarter End         of Aircraft    Day Flights           Served
          -----------        ------------   ---------------   -------------------------

           March 1995              27           184                 23

           June 1995               28           208                 24

           September 1995          34           228                 26

           December 1995           42           268                 26

           March 1996              47           286                 28

           June 1996               51             0         Service suspended to all
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

   In light of these factors, persons investing in the securities of the Company should be apprised of the following additional risks:

   1. The suspension of operations has resulted in the failure of the Company to meet certain financial covenants (the fixed charge coverage ratio) under certain of the Company's secured debt agreements. This could result in the acceleration of such debt and a reduction in the Company's cash position. If the Company does not timely repay all indebtedness accelerated or if the Company's other secured lenders or the holders of the Company's 10 1/4 % senior notes seek to accelerate their debt as a result of such accelerations, then a substantial portion or all of the Company's debt could be accelerated. The Company does not have sufficient cash to satisfy all of its debt at this time.

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

   As a result of the accident, the ensuing extraordinary review of the Company's operations by the FAA, the suspension of operations in June 1996 and the current and prospective FAA imposed limitation on the number of aircraft that may be operated by the Company, the Company's results for periods prior to May 11, 1996 are not necessarily reflective of the results to be expected in future periods. The Company's operations for 1996 are also not reflective of future operations as a result of the suspension of operations for a significant portion of 1996. The following is a description of the costs incurred by category for the year ended December 31, 1996 compared to year-ends December 31, 1995 and 1994.

                              Year Ended December 31, 1994   Year Ended December 31, 1995
                              ----------------------------   -----------------------------
                                           % of                           % of
                                Amount   Revenues Per ASM      Amount    Revenues  Per ASM
                              ---------  -------- -------    ---------   --------  -------
                                (000)                          (000)
OPERATING REVENUES             $133,901   100.0%    9.05c     $367,757   100.0%      9.62c

EXPENSE CATEGORY

Flight Operations              $  6,967     5.2%    0.47c     $ 16,273     4.4%      0.42c
Aircraft Fuel                    21,775    16.3     1.47        55,813    15.2       1.46
Maintenance                      14,862    11.1     1.00        47,330    12.9       1.24
Station Operations               20,198    15.1     1.37        49,931    13.6       1.31
Passenger Services                3,942     2.9     0.27        10,363     2.8       0.27
Marketing and Advertising         6,546     4.9     0.44         8,989     2.4       0.23
Sales and Reservations           11,325     8.5     0.77        31,156     8.5       0.81
General and Administrative        5,039     3.8     0.34        10,617     2.9       0.28
Employee Bonuses                  5,146     3.8     0.35        14,382     3.9       0.38
Depreciation                      3,555     2.7     0.24        15,147     4.1       0.40
Other expenses (income), net        965     0.7     0.06           (70)   (0.0)     (0.00)
Shutdown and Other
 Nonrecurring                         0     0.0     0.00             0     0.0       0.00
                                --------   -----    ----       -------   -----      -----

Total Expenses                 $100,320    75.0%    6.78c     $259,931    70.7%      6.80c

                                   Year Ended December 31, 1996
                                   -----------------------------
                                                % of
                                    Amount    Revenues   Per ASM
                                   --------   --------   -------
                                     (000)

OPERATING REVENUES                 $219,636      100.0%     8.12c

EXPENSE CATEGORY

Flight Operations                  $ 16,479        7.5%      0.61c
Aircraft Fuel                        46,691       21.3       1.73
Maintenance                          49,500       22.5       1.83
Station Operations                   42,018       19.1       1.55
Passenger Services                    8,879        4.0       0.33
Marketing and Advertising             8,426        3.8       0.31
Sales and Reservations               18,378        8.4       0.68
General and Administrative           13,659        6.2       0.51
Employee Bonuses                      1,245        0.6       0.05
Depreciation                         17,551        8.0       0.65
Other expenses (income), net         (5,252)      (2.4)     (0.19)
Shutdown and Other Nonrecurring      67,994       31.0       2.51
                                   --------      -----      -----

Total Expenses                     $285,568      130.0%     10.57c


OPERATING REVENUES
------------------

          Total operating revenues for the year ended December 31, 1996 were approximately $219.6 million as compared to $367.8 million and $133.9 million for the years ending December 31, 1995 and 1994, respectively. The decrease from 1995 to 1996 is a result of the Company's reduced service level and suspension of operations during the second and third quarters of 1996. The increase over 1994 is due to the Company flying more available seat miles (ASMs) during 1996. The Company flew 2.7 billion ASMs in 1996 as compared to 3.8 billion and 1.5 billion in 1995 and 1994, respectively. The Company's load factors for 1996, 1995 and 1994 were 57.1%, 68.8% and 64.0%, respectively. The lower load factor in 1996 is due in part to the accident and ensuing circumstances. The Company's average fare was $69.81 for 1996, $68.10 for 1995 and $63.48 for 1994 due to the absence of the 10% federal excise tax for a substantial part of 1996.


EXPENSES
--------

          Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft fuel, maintenance expenses and passenger services expenses. Expenses for hull insurance and compensation of pilots (exclusive of bonuses) are included in flight operations. Flight operations expenses were higher, on a per ASM basis, for the year ended December 31, 1996 than the previous two years due to the extended period of time that the Company's operations were suspended, the additional training costs incurred at restart and the change in the Company's compensation structure in September 1996 which reduced the percentage of compensation represented by bonuses and shifted this cost to base pay charged to each department. The cost of hull insurance also increased substantially as of October 1, 1996. Certain flight operations administrative costs were also incurred during the period of the suspension with no ASMs being generated over which to spread these costs.

          Aircraft fuel expenses include both the direct cost of the fuel as well as the costs of delivering fuel into the aircraft. Fuel expense, on a per ASM basis, was higher for 1996 than either of the previous two years due to an increase in the average price of fuel. The average price of fuel increased from $0.58 per gallon for 1994 to $0.60 per gallon for 1995 to $0.71 per gallon for 1996. This approximate 20% increase in the price per gallon of fuel accounts for the 18% increase in fuel cost per ASM.

          Maintenance expenses include all administrative costs of the maintenance department as well as normal recurring maintenance performed during the year. Expenses for engine overhaul and certain scheduled heavy maintenance procedures are included in this cost. Most non-routine maintenance costs performed during the suspension of operations are included in the nonrecurring expense line item. Maintenance expenses for the year ended December 31, 1996 were higher, on a per ASM basis, than both 1995 and 1994 due to the suspension of operations during the second and third quarters of 1996 and the reduced level of service once the Company was able to resume operations. The Company also had a lower utilization rate on the aircraft it operated which results in the spreading of certain fixed costs over fewer ASMs or block hours. The Company maintained or paid storage costs on many more aircraft than it was able to operate. Certain maintenance administrative costs were also incurred during the period of the suspension of operations with no ASMs being generated over which to spread these costs.

          Station operations expense includes all expenses incurred at the airports, as well as station operations administration and liability insurance. Certain facility rental expense related to non-operating stations as a result of the suspension of operations are included in shutdown and other nonrecurring expenses. Station operations expenses were higher, on a per ASM basis, for the year ended December 31, 1996 than in 1995 and 1994 due largely to the suspension of operations and the inefficiencies generated from restarting operations on a limited basis. Many of the station facilities were not fully utilized during the fourth quarter due to the limited operation. Another factor which contributed to a higher 1996 station operations expense was an increase in insurance costs as of October 1, 1996. Certain station operations administrative costs were also incurred during the period of the suspension of operations with no ASMs being generated over which to spread these costs.

          Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. The increase in passenger services expenses for 1996, on a per ASM basis, over 1995 and 1994 is due to the restructuring of the compensation policy as it relates to flight attendants. The flight attendants' salary levels were adjusted upward and the regular quarterly bonus portion of their compensation was eliminated. This change caused the department expense to be higher while reducing the amount of bonus expense.

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

          The amount of bonus expense for the year ended December 31, 1996 reflects the change in salary structure as of September 1996 to less of a bonus based structure and the fact that the Company had a net loss from the second quarter 1996 through the end of the year. The amount charged to 1996 approximates the amount paid to those employees in the quarterly pool for the first quarter of 1996. The actual amount to be paid and the form of such payout are at the sole discretion of the Company's Board of Directors.

          Depreciation expense includes depreciation on aircraft and ground equipment, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation expense for the year ended December 31, 1996 was higher than each of the previous two years as additional aircraft and other property have been acquired. During 1996, the Company made the decision to dispose of certain idled aircraft. Subsequent to the decision to sell or lease out such aircraft, no depreciation was recorded on aircraft held for sale. Depreciation on aircraft idled as a result of the suspension of operations and reduced operations and not yet returned to service has been recorded in shutdown and other nonrecurring expenses.

          Shutdown and other nonrecurring expenses include costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule from May 19, 1996 to June 17, 1996, the suspension of operations from June 17, 1996 to September 29, 1996 and the reduced schedule from September 30, 1996 to December 31, 1996. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and maintenance in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations from May through December 1996 are included in shutdown and other nonrecurring expenses. Personnel costs include full wages, salaries and benefits that were provided to idled employees during the reduction and suspension of operations.

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

   No accrual was provided for costs to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities as such costs will be recognized as they are incurred. There was no accrual for salaries and wages in connection with the June 18, 1996 furlough of employees at December 31, 1996 as such employees were paid through June 30, 1996 with no additional severance benefits provided.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

   As of December 31, 1996, the Company had cash and cash equivalents of approximately $150.0 million and working capital of approximately $168.6 million. The Company also had approximately $36.4 million of income tax receivable which it expects to receive during the second or third quarter of 1997. There can be no assurance that the Internal Revenue Service will not dispute or delay this refund.

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

   The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next several years. By December 31, 1999, all of the Company's aircraft must be brought into compliance with Stage 3 requirements. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft, disposing of Stage 2 aircraft and acquiring Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $2.2 million per aircraft or approximately $55.0 million for a fleet of 25 non-hushed DC-9-30 aircraft as of December 31, 1996. Any disposition of Stage 2 aircraft would reduce this obligation. The Company may be able to finance a portion of the cost of these hush kits and plans to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on such loans out of cash flow generated from operations during the term of the financing.
The phase-in period for full compliance with Stage 3 (until December 31, 1999) and the expected terms of financing, if available, should allow the Company to spread the payments for Stage 3 compliance over a number of years.

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

   A substantial number of the secured notes require prepayment if specific financial ratios (concerning debt to equity, net worth, fixed charge coverage and current ratio) are not maintained. Of the $94.7 million principal amount of secured debt as of December 31, 1996, there is debt with a principal balance of approximately $66.1 million subject to loan agreements with financial covenants. As of December 31, 1996, the Company was in violation of the fixed charge coverage ratio with seven lenders on approximately $66.1 million of debt. The Company has subsequently executed agreements with six of the seven affected lenders for the waiver or reset of this financial test for the fourth quarter of 1996 and each quarter in 1997. The remaining lender represents approximately $19.0 million in outstanding debt, which has been classified as current maturities or debt on assets held for disposition, where appropriate, until such time as an agreement is completed. The Company expects to continue negotiations with this lender in an effort to reach a waiver agreement and avoid a prepayment event or acceleration of debt. There can be no assurance that such negotiations will be successful. The Company continues to meet all of its debt payment obligations on time.

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


                                    ITEM II
                           (of this Amendment No. 1)

   The Form 10-K for the year ended December 31, 1996, filed with the Commission on March 31, 1997, is hereby amended by substituting the following as Note 14 in the Notes to Consolidated Financial Statements in place of Note 14 found on page F-30 of the report on Form 10-K previously filed with the Commission:


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

   Summarized financial information of ValuJet Airlines, Inc. and its subsidiaries is as follows:


                                         December 31, 1996
                                         ------------------

         Current assets                      $246,041,431
         Non-current assets                   162,571,884
         Current liabilities                   81,743,233
         Non-current liabilities              207,167,474

                                              Year Ended
                                          December 31, 1996
                                          -----------------

         Operating revenues                 $219,636,232
         Operating loss                      (51,398,542)
         Loss before income taxes            (65,932,299)
         Net loss                            (41,469,299)



                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                               VALUJET, INC.



Date:   April 4, 1997          /s/  Robert L. Priddy
                               -------------------------------------------------
                               Robert L. Priddy
                               Chairman of the Board and Chief Executive Officer



Date:   April 4, 1997          /s/  Michael D. Acks
                               -------------------------------------------------
                               Michael D. Acks
                               Controller and Chief Accounting Officer