Form 10-Q
period 1997-03-31
VALUJET INC
filed 1997-05-14
CIK 948846

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended              March 31, 1997
                              ------------------------------------------------

                                       OR


[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------
Commission file number                            0-26914
                      ---------------------------------------------------------

                                 VALUJET, INC.
           ---------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

            Nevada                                          58-2189551
------------------------------------------------            ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
         or organization)                                No.


                            1800 Phoenix Boulevard
                                   Suite 126
                            Atlanta, Georgia  30349
    ----------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (Zip Code)

                               (770) 907-2580
        --------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


   As of May 1, 1997, there were 54,878,330 shares of Common Stock of the Registrant outstanding.

                                 VALUJET, INC.

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements
------- --------------------

     Consolidated Balance Sheets - December 31, 1996 and
         March 31, 1997 (Unaudited)                                         3

     Consolidated Statements of Operations - Three months
         ended March 31, 1996 and 1997 (Unaudited)                          5

     Consolidated Statements of Cash Flows - Three months
         ended March 31, 1996 and 1997 (Unaudited)                          6

     Condensed Notes to Unaudited Consolidated Interim
         Financial Statements                                               7

Item 2.  Management's Discussion and Analysis of Financial
-------  --------------------------------------------------
     Condition and Results of Operations                                   10
     -----------------------------------



                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  16
-------  --------------------------------


SIGNATURES                                                                 17


EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                                 VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               December 31,    March 31,
                                                  1996           1997
                                               -------------  ----------
              ASSETS                             (Note)       (Unaudited)

Current assets:
 Cash and cash equivalents                    $150,012,695   $138,870,824
 Accounts receivable, less allowance
  of $838,000 and $988,000 at December 31,
  1996 and March 31, 1997, respectively          7,014,702      6,493,156
 Inventories of parts                            6,607,307      6,343,023
 Prepaid expenses                                8,066,792      5,880,766
 Income taxes receivable                        36,440,653     46,249,293
 Assets held for disposition                    42,060,242     38,474,758
 Other current assets                              839,040      1,013,446
                                              ------------   ------------
Total current assets                           251,041,431    243,325,266
Property and equipment, at cost
 Flight equipment                              126,829,882    127,175,366
 Other property and equipment                   65,662,504     69,711,711
 Deposits on flight equipment
   purchase contracts                           14,534,895     14,534,895
                                              ------------   ------------
                                               207,027,281    211,421,972
 Less allowance for depreciation               (44,455,397)   (51,012,992)
                                              ------------   ------------
                                               162,571,884    160,408,980
Debt issuance costs                              3,573,561      3,376,686
                                              ------------   ------------

Total assets                                  $417,186,876   $407,110,932
                                              ============   ============




   Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                                 VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    December 31,     March 31,
                                                        1996           1997
                                                   -------------  -------------
                                                      (Note)       (Unaudited)

Current liabilities:
   Accounts payable                                $  3,221,542   $  2,884,873
   Accrued liabilities                               22,718,555     29,336,412
   Air traffic liability                              3,813,583      9,594,526
   Deferred tax liability                             1,298,400      1,298,400
   Current maturities of long-term debt              33,246,302     31,912,738
   Debt on assets held for sale                      18,188,222     12,572,648
                                                   ------------   ------------
Total current liabilities                            82,486,604     87,599,597
Long-term debt less current maturities              193,271,800    196,575,908
Deferred income taxes payable                        18,028,835     18,028,835
Stockholders' equity:
   Common stock, $.001 par value:                        54,876         54,878
      1,000,000,000 shares authorized: issued
      and outstanding - 54,875,610 at December 31,
      1996 and 54,878,320 at March 31, 1997
   Additional paid-in capital                        77,236,447     77,250,384
   Retained earnings                                 46,108,314     27,601,330
                                                   ------------   ------------
Total stockholders' equity                          123,399,637    104,906,592
                                                   ------------   ------------
Total liabilities and stockholders' equity         $417,186,876   $407,110,932
                                                   ============   ============




   Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                       Three Months Ended
                                                       -------------------
                                                    March 31,       March 31,
                                                     1996             1997
                                                  ------------    ------------

Operating revenues:
   Passenger                                      $105,569,244   $  35,115,347
   Cargo                                             1,445,946         449,250
   Other                                             2,979,817       1,363,614
                                                  ------------   -------------
Total operating revenues                           109,995,007      36,928,211

Operating expenses and other, net:
   Flight operations                                 7,518,095       4,103,189
   Aircraft fuel                                    22,076,105       9,135,751
   Maintenance                                      15,611,401      14,105,487
   Station operations                               17,892,629      10,352,864
   Passenger services                                3,992,040       1,695,087
   Marketing and advertising                         4,283,374       2,351,691
   Sales and reservations                            8,894,987       3,077,699
   General and administrative                        3,889,679       2,796,391
   Employee bonus                                    1,795,000               0
   Depreciation                                      6,516,380       4,885,297
   Gain on sale of assets                                    0         (49,600)
   Shutdown and other nonrecurring expenses                  0       9,338,000
                                                  ------------   -------------
Total operating expenses and other, net             92,469,690      61,791,856
                                                  ------------   -------------
Operating income (loss)                             17,525,317     (24,863,645)
Interest (income) expense:
   Interest expense                                  2,402,992       6,209,708
   Interest income                                 ( 1,846,449)    ( 1,566,369)
                                                  ------------   -------------
Interest (income) expense, net                         556,543       4,643,339
                                                  ------------   -------------
Income (loss) before income taxes                   16,968,774     (29,506,984)
Provision for income taxes                           6,302,000     (11,000,000)
                                                  ------------   -------------
Net income (loss)                                 $ 10,666,774    $(18,506,984)
                                                  ============   =============
Net income (loss) per share                       $       0.18    $      (0.34)
                                                  ============   =============
Weighted average shares outstanding                 59,738,532      54,877,000
                                                  ============   =============


See accompanying notes.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                       Three Months Ended
                                                       -------------------
                                                  March 31,         March 31,
                                                    1996               1997
                                               ----------------  --------------

Operating activities:
Net income (loss)                                $ 10,666,774    $(18,506,984)
Adjustments to reconcile net income (loss) to
   cash provided by (used in) operating
   activities:
Depreciation                                        6,516,380       7,120,172
Provision for uncollectible accounts                1,165,597         558,822
Gain from disposal of assets                                0         (49,600)
Changes in operating assets and liabilities:
   Accounts receivable                             (5,035,572)        (37,276)
   Other current assets                            (3,521,754)      2,275,904
   Accounts payable and accrued liabilities        (9,722,794)      7,585,112
   Air traffic liability                           10,441,921       5,780,943
   Income taxes payable                             5,871,945      (9,808,640)
                                                 ------------   -------------
Net cash provided by (used in) operating
   activities                                      16,382,497      (5,081,547)

Investing activities:
Proceeds from disposal of equipment                         0         704,974
Purchases of property and equipment               (45,758,574)    ( 3,134,207)
                                                 ------------   -------------
Net cash used in investing activities             (45,758,574)    ( 2,429,233)
Financing activities:
Issuance of long-term debt                         24,186,722               0
Proceeds from sale of common stock                  2,078,157          13,939
Payment of long-term debt                         ( 5,235,388)    ( 3,645,030)
                                                 ------------   -------------

Net cash provided by (used in) financing
   activities                                      21,029,491     ( 3,631,091)
                                                 ------------   -------------

Net decrease in cash and cash equivalents          (8,346,586)    (11,141,871)
Cash and cash equivalents at beginning of
    period                                        127,947,096     150,012,695
                                                 ------------   -------------

Cash and cash equivalents at end of period       $119,600,510   $ 138,870,824
                                                 ============   =============



See accompanying notes.

                                 VALUJET, INC.
    CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
    ----------------------------------------------------------------------


A. BASIS OF PRESENTATION

   In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three month periods ended March 31, 1997 and March 31, 1996, and cash flows for the three month periods ended March 31, 1997 and March 31, 1996. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1997, and amendments thereto.

   The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NET INCOME PER COMMON SHARE

   Net income per share is based on the weighted average number of common shares outstanding and common stock equivalents during the periods. Common stock equivalents include shares issuable upon the assumed exercise of stock options using the treasury stock method when dilutive. See Note G.

C. LONG-TERM DEBT

                                               December 31,    March 31,
                                                  1996          1997
                                               ------------  ------------
                                                              (Unaudited)

   Senior Notes due 2001...................    $150,000,000  $150,000,000
   Promissory notes due 1998 through 2006..      94,706,324    91,061,294
   Less current maturities.................      33,246,302    31,912,738
   Less debt on assets held for sale.......      18,188,222    12,572,648
                                               ------------  ------------
                                               $193,271,800  $196,575,908
                                               ============  ============


   During 1996, the Company signed promissory notes totaling $80,871,000 to finance the purchase of 12 aircraft. During first quarter 1997, there were no aircraft purchases and no debt incurred to purchase aircraft. During 1996, the Company closed a private offering of $150,000,000 principal amount of 10
1/4% Senior Notes due 2001. Interest on the senior notes is payable semi-annually on April 15 and October 15. The notes related to aircraft financing bear interest at rates ranging from 7.43% to 10.18% per annum and principal and interest payments are due in monthly or quarterly installments over four to seven year terms on a mortgage-style amortization based on the delivery date of the aircraft. Certain of these notes with an aggregate unpaid principal balance of approximately $13.6 million as of March 31, 1997, have a variable rate of interest based on the London interbank offered rate ("LIBOR") plus 1.85% to 3% (1.85% at December 31, 1996 and March 31, 1997) based on the Company's compliance with specific financial ratios concerning leverage and fixed charge coverage. Certain other of these notes have a variable rate of interest based on LIBOR plus a range of 1.20% to 2.75%. The aircraft and engines serve as collateral on this debt. Total interest expense on secured debt was approximately $2,403,000 and $2,454,000 for the three months ended March 31, 1996 and March 31, 1997, respectively.

    A substantial portion of the secured notes require prepayment if specific financial ratios (concerning debt to equity, net worth, fixed charge coverage and current ratio) are not maintained. At March 31, 1997, the Company was in violation of the fixed charge coverage ratio covenant related to approximately $18.0 million of the secured debt. As a result, such debt has been classified as current maturities or debt on assets held for disposition, where appropriate, in the accompanying balance sheet.

D. COMMITMENTS AND CONTINGENCIES

   On May 11, 1996, the Company suffered a tragic loss involving Flight 592.
The accident resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular. In response to the accident, the Federal Aviation Administration (FAA) conducted an extraordinary review of the Company's operations. As a result, on June 17, 1996 the Company entered into a consent order with the FAA under which the Company agreed to several matters including the suspension of operations until such time as the Company was able to satisfy the FAA as to its various regulatory compliance concerns and the payment of $2,000,000 to the FAA to compensate it for the cost of the special inspections. The Company satisfied the FAA's requirements and received FAA clearance during August 1996. The Company received its determination of fitness from the Department of Transportation on September 25, 1996 and restarted operations on September 30, 1996. See Note E regarding charges associated with the accident and related shutdown of operations.

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

   Numerous lawsuits have also been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. The Company's insurance carrier has assumed defense of these lawsuits under a reservation of rights and is providing the defense of such claims. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance, per occurrence, with a major group of independent insurers that provide facilities for all forms of aviation insurance for many major airlines. Although the Company believes, based on the information currently available to it, that such coverage is sufficient to cover claims arising out of the loss of Flight 592 and that the insurers have sufficient financial strength to pay claims, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.

   On August 30, 1996, Metropolitan Nashville Airport Authority filed suit against the Company in State Court in Tennessee for breach of contract and a declaratory judgment for an anticipatory breach. The Nashville Airport Authority seeks damages of approximately $2.6 million. The dispute involves whether the Company was entitled to exercise a termination right contained in its lease agreement. Management believes the ultimate resolution will not have a materially adverse effect on the Company's financial position or results of operations.

   From time to time, the Company is engaged in litigation arising in the ordinary course of business. The Company does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.

E. SHUTDOWN AND OTHER NONRECURRING EXPENSES

   Costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule and grounded aircraft for the three months ended March 31, 1997 are shown in the statement of operations as shutdown and other nonrecurring expenses. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including unusual maintenance costs in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft as a result of the reduced operations is included in shutdown and other nonrecurring expenses. No such costs were incurred in the three months ended March 31, 1996 as the loss of Flight 592 did not occur until May 11, 1996.

A summary of such costs is as follows:


          Maintenance                $7,300,000
          Depreciation                2,338,000
                                     ----------
                                     $9,338,000
                                     ==========


F.   ASSETS HELD FOR DISPOSITION

     During 1996, as a result of the loss of Flight 592 and the consent order with the FAA which required the Company to reestablish operations with up to 15 aircraft and subjected further expansion of the Company's operations to FAA and DOT approval, the Company plans to sell or lease certain of its aircraft. As of March 31, 1997 the Company had 24 aircraft on its operations specifications. Those aircraft which the Company will not place into operations and has decided to sell have been classified in the balance sheet as assets held for disposition and are stated at the lower of carrying amount or fair value less cost to sell. At March 31, 1997, the fair value, as estimated by the current market value, less cost to sell exceeded the carrying amount of such aircraft.

G.   NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997 the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and, upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted.

     Pro forma basic and diluted earnings per share for the three months ended March 31, 1996 and 1997 calculated under the provisions of SFAS No. 128 are as follows:

                                         Quarter Ended March 31,
                                            1996         1997
                                         ----------  ------------

          Basic earnings (loss) per share    $0.20       $(0.34)
          Diluted earnings (loss) per share   0.18        (0.34)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------
     RESULTS OF OPERATIONS

     The following chart indicates the service offered by the Company as of various dates between January 1, 1996 and March 31, 1997:

                                                               Number
                         Total Number     Number of Peak     of  Cities
         As of           of Aircraft        Day Flights       Served
  -------------------  ---------------  -------------------  ---------

   January 1, 1996           42              268                26
   March 31, 1996            47              286                28
   June 30, 1996             51                0    Service suspended to all
                                                    markets as of June 17, 1996

   September 30, 1996        46*              16    Service resumed on
                                                    September 30, 1996 to
                                                    Atlanta, Fort Lauderdale,
                                                    Orlando, Tampa,
                                                    Washington, D.C.

   December 31, 1996         43**            124                18

   March 31, 1997            42***           148                21

   *       Of which 4 had been approved for service by the FAA
   **     Of which 15 had been approved for service by the FAA
   ***   Of which 24 had been approved for service by the FAA


   On May 11, 1996, ValuJet tragically lost its Flight 592 en route from Miami to Atlanta. There were no survivors. The accident resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular. In response to the accident, the FAA conducted an extraordinary review of the Company's operations. On June 17, 1996, the Company entered into a consent order with the FAA under which the Company agreed to suspend operations until such time as the Company was able to satisfy the FAA as to various regulatory compliance concerns identified by the FAA as a result of its intensive inspections of the Company's operations. On August 29, 1996, the FAA returned the Company's operating certificate and the Department of Transportation ("DOT") issued a "show cause" order regarding the Company's fitness as an air carrier. The DOT gave its final approval on September 26, 1996, and the Company resumed operations with service between Atlanta and four other cities on September 30, 1996.

   Other effects of the accident, ensuing FAA inspections, media coverage and suspension of operations include:

   1. The suspension of operations has resulted in the failure of the Company to meet certain financial covenants as of December 31, 1996 under certain of the Company's secured debt. See Liquidity and Capital Resources below for further discussion.

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

   6. The Company's workforce may be lower than the May 1996 level permanently if the Company is unable to reestablish its previous service levels.

   7. The Company carries $750 million of liability insurance. Although the Company believes that such insurance will be sufficient to cover all claims arising from the accident, there can be no assurance that all claims will be covered or that the aggregate of all claims will not exceed such insurance limits.

   8. Several stockholder lawsuits have been filed against the Company and certain of its officers and directors alleging, among other things, violation of applicable securities laws. While the Company denies that it has violated any of its obligations under the applicable securities laws and believes that the lawsuits do not have any merit, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

   9. Various governmental authorities are conducting investigations of the circumstances surrounding the accident. The Company is cooperating with the authorities in connection with these investigations.


   As a result of the accident, the ensuing extraordinary review of the Company's operations by the FAA, the suspension of operations in June 1996 and the current and prospective FAA imposed limitation on the number of aircraft that may be operated by the Company, the Company's results for periods prior to May 11, 1996 are not necessarily reflective of the results to be expected in future periods. The Company's operations for the first quarter 1997 may not be reflective of future operations as a result of the reduced level of service, the Company's ownership of more aircraft than could be used during that period and additional infrastructure to support larger operations. The following is a description of the costs incurred by category for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

                                    Three Months Ended March 31, 1996       Three Months Ended March 31, 1997
                                    ----------------------------------     -----------------------------------
                                                 % of                                   % of
                                    Amount     Revenues     Per ASM        Amount      Revenues       Per ASM
                                   --------  ------------  ---------      ---------  -------------   ---------
                                    (000)                                    (000)

OPERATING REVENUES                 $109,995        100.0%       8.22c     $36,928         100.0%         7.21c

EXPENSE CATEGORY

Flight Operations                  $  7,518          6.8%       0.56c     $ 4,103          11.1%         0.80c
Aircraft Fuel                        22,076         20.1        1.65        9,136          24.7          1.78
Maintenance                          15,611         14.2        1.17       14,106          38.2          2.75
Station Operations                   17,893         16.3        1.34       10,353          28.0          2.02
Passenger Services                    3,992          3.6        0.30        1,695           4.6          0.33
Marketing and Advertising             4,283          3.9        0.32        2,352           6.4          0.46
Sales and Reservations                8,895          8.1        0.66        3,078           8.3          0.60
General and Administrative            3,890          3.5        0.29        2,796           7.6          0.55
Employee Bonuses                      1,795          1.6        0.13            0           0.0          0.00
Depreciation                          6,516          5.9        0.49        4,885          13.2          0.95
Other expenses (income), net            557          0.5        0.04        4,593          12.4          0.90
Shutdown and Other Nonrecurring           0          0.0        0.00        9,338          25.3          1.82
                                   --------        -----        ----      -------         -----          ----

Total Expenses                     $ 93,026         84.5%       6.95c     $66,435         179.8%        12.96c


OPERATING REVENUES
------------------

   Total operating revenues for the quarter ended March 31, 1997 were approximately $36.9 million as compared to $110.0 million for the quarter ended March 31, 1996. The decrease from 1996 to 1997 is a result of the Company's reduced service level during the first quarter of 1997. The Company flew 512 million ASMs during the first quarter of 1997 as compared to 1.3 billion ASMs during the first quarter of 1996. The Company's load factors for the three month periods ending March 31, 1997 and 1996 were 53.9% and 58.0%, respectively. The lower load factor in 1997 is due in part to publicity related to the accident and increased competition. The Company's average fare was $60.47 for the three months ending March 31, 1997 and $72.01 for the three months ending March 31, 1996 due to the Company offering numerous sales during 1997.

EXPENSES
--------

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft fuel, maintenance expenses and passenger services expenses. Expenses for hull insurance and compensation of pilots are included in flight operations. Flight operations expenses were higher, on a per ASM basis, for the quarter ended March 31, 1997 than the quarter ended March 31, 1996 due to additional training costs incurred as aircraft are added to the schedule and the change in the Company's compensation structure in September 1996 which reduced the percentage of compensation represented by bonuses and shifted this cost to base pay charged to each department. The cost of hull insurance also increased substantially as of October 1, 1996.

   Aircraft fuel expenses include both the direct cost of the fuel as well as the costs of delivering fuel into the aircraft. Fuel expense, on a per ASM basis, was higher for the first quarter 1997 than the first quarter 1996 due to an increase in the average price of fuel. The average price of fuel increased from $0.69 per gallon for the first quarter 1996 to $0.76 per gallon for the first quarter 1997. This approximate 10% increase in the price per gallon of fuel accounts for the 8% increase in fuel cost per ASM.

   Maintenance expenses include all administrative costs of the maintenance department as well as normal recurring maintenance performed during the year. Expenses for engine overhaul and certain scheduled heavy maintenance procedures are included in this cost. Most non-routine maintenance costs performed on idled aircraft are included in the nonrecurring expense line item. Maintenance expenses for the quarter ended March 31, 1997 were higher, on a per ASM basis, than the quarter ended March 31, 1996 due to the reduced level of service during the first quarter 1997 and the fact that the Company incurred substantial costs to ready certain aircraft for service which expenses are not included in the shutdown and other nonrecurring expenses line item. The Company also had a lower utilization rate on the aircraft it operated which results in the spreading of certain fixed costs over fewer ASMs or block hours. The Company maintained or paid storage costs on many more aircraft than it was able to operate.

   Station operations expense includes all expenses incurred at the airports, as well as station operations administration and liability insurance. Station operations expenses were higher, on a per ASM basis, for the first quarter 1997 than the first quarter 1996 due largely to the inefficiencies generated from restarting operations on a limited basis. Many of the station facilities were not fully utilized during the first quarter 1997 due to the limited operation. Another factor which contributed to a higher 1996 station operations expense was an increase in insurance costs as of October 1, 1996.

   Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. The increase in passenger services expenses for the first quarter 1997, on a per ASM basis, over the first quarter 1996 is due to the restructuring of the compensation policy in September 1996 as it relates to flight attendants. The flight attendants' salary levels were adjusted upward and the regular quarterly bonus portion of their compensation was eliminated. This change caused the department expense to be higher while reducing the amount of bonus expense.

   Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. Marketing and advertising expenses for the first quarter 1997, as a percentage of revenue, were higher than the first quarter 1996 due to the additional advertising costs incurred at the resumption of operations into various markets being spread over a reduced revenue base caused by lower service levels and load factors.

   Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees and travel agency commissions. Sales and reservations expenses for the quarter ended March 31, 1997 were 8.3% of revenue as compared to 8.1 % for the quarter ended March 31, 1996.

   General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, bad debts, accounting and other miscellaneous expenses. General and administrative costs for the first quarter 1997 were higher, on a per ASM basis, than the first quarter 1996 due to the shift in compensation structure to one based to a larger extent on base salaries and also due to increased legal fees and the reduced level of ASMs over which to spread these costs.

   There was no expense recorded in the first quarter 1997 related to bonuses as the Company did not have income. The actual amount to be paid and the form of such payout are at the sole discretion of the Company's Board of Directors.

   Depreciation expense includes depreciation on aircraft and ground equipment, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation expense for the quarter ended March 31, 1997 was lower than the quarter ended March 31, 1996 due to depreciation on non-performing assets being recorded in the shutdown and other nonrecurring expenses line item. During 1996, the Company made the decision to dispose of certain idled aircraft. Subsequent to the decision to sell or lease out such aircraft, no depreciation was recorded on aircraft held for sale. Depreciation on aircraft idled as a result of the suspension of operations and reduced operations and not yet returned to service has been recorded in shutdown and other nonrecurring expenses.

      Shutdown and other nonrecurring expenses for the first quarter 1997 include depreciation on non-performing assets which are not held for sale and certain heavy maintenance procedures performed to ready aircraft for service. The Company also expects to incur additional shutdown and nonrecurring expenses in the second quarter of 1997 as a result of idled aircraft and facilities due to the reduced level of service attributable to the Company's agreement with the FAA. No accrual was provided for costs to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities as such costs will be recognized as they are incurred.

      Interest (income) expense, net includes interest income and interest expense. During the quarter ended March 31, 1997, interest expense exceeded interest income by approximately $4,643,000 due to increasing debt levels attributable to the acquisition of aircraft and the completion in April 1996 of the issuance of $150 million 10 1/4 % senior notes due 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      For the quarter ended March 31, 1997, the Company used cash flow from operations of approximately $5.1 million, used cash of approximately $3.1 million to acquire property and equipment and generated cash flow from the disposal of property and equipment of $.7 million. Approximately $3.6 million of cash was used for the repayment of debt.

      As of March 31, 1997, the Company had cash and cash equivalents of approximately $138.9 million and working capital of approximately $155.7 million. Included in working capital is approximately $36.4 million of income tax receivable which the Company expects to receive during the second or third quarter of 1997. There can be no assurance that the Internal Revenue Service will not dispute or delay this refund.

      As of March 31, 1997, the Company's fleet consisted of 42 DC-9-30 aircraft. The Company has contracted with McDonnell Douglas for the purchase of 50 MD-95 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. Approximately $40 million of this amount will be paid in progress payments during 1997 and 1998. The balance of the purchase price after all progress payments will need to be paid or financed upon delivery of each aircraft. If the Company exercises its option to acquire up to an additional 50 MD-95 aircraft, additional payments could be required beginning in this period. The Company expects to finance at least 80% of the cost of each of these aircraft. Although McDonnell Douglas has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the assistance to be provided by McDonnell Douglas, aircraft related debt financing should be available when needed. There is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

      The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next several years. By December 31, 1999, all of the Company's aircraft must be brought into compliance with Stage 3 requirements. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft, disposing of Stage 2 aircraft and acquiring Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $2.3 million per aircraft or approximately $55.0 million for a fleet of 24 non-hushed DC-9-30 aircraft as of March 31, 1997. Any disposition of Stage 2 aircraft would reduce this obligation. The Company may be able to finance a portion of the cost of these hush kits and plans to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on such loans out of cash flow generated from operations during the term of the financing.
The phase-in period for full compliance with Stage 3 (until December 31, 1999) and the expected terms of financing, if available, should allow the Company to spread the payments for Stage 3 compliance over a number of years.

      As of March 31, 1997, the Company's debt related to asset financing totaled $91.1 million, with respect to which the Company's aircraft and certain other equipment are pledged as security. The Company has purchased all of its aircraft and, consequently, has no lease commitments relating to its aircraft fleet. In addition, the Company has $150 million of 10 1/4 % senior unsecured notes outstanding. The principal balance of the senior notes is due in 2001 and interest is payable semi-annually. All of the Company's debt has final maturities ranging from 1998 to 2006 with scheduled debt amortization (calculated without giving effect to any prepayment that may be required as a result of any covenant violations or sale of assets) as follows: remainder of 1997--$17.9 million, 1998--$23.1 million, 1999--$20.6 million, 2000--$15.5 million, 2001--$162.9 million, 2002 and after --$1.1 million. These notes provide for acceleration of their maturities upon certain defaults, including a payment default or defaults resulting in an acceleration of other debt of the Company and its subsidiaries.

      Certain debt bears interest at fixed rates ranging from 7.43% to 10.18% per annum and is repayable in consecutive monthly or quarterly installments over
a four- to five-year period.   Certain other notes with an aggregate unpaid
principal balance of approximately $13.6 million as of March 31, 1997 have a variable rate of interest based on the London interbank offered rate (LIBOR) plus 1.85% to 3% (1.85% at December 31, 1996 and March 31, 1997) based on the Company's compliance with specific financial ratios concerning leverage and fixed charge coverage. Certain other notes have a variable rate of interest based on LIBOR plus 1.20% to 2.75%.

      A substantial number of the secured notes require prepayment if specific financial ratios (concerning debt to equity, net worth, fixed charge coverage and current ratio) are not maintained. Of the $91.1 million principal amount of secured debt as of March 31, 1997, there is debt with a principal balance of approximately $62.8 million subject to loan agreements with financial covenants. As of March 31, 1997, the Company was in violation of the fixed charge coverage ratio with one lender on approximately $18.0 million of debt, which has been classified as current maturities or debt on assets held for disposition, where appropriate. The Company is attempting to meet with this lender in an effort to reach an agreement and avoid a prepayment event or acceleration of debt. There can be no assurance that such negotiations will be successful. The Company continues to meet all of its debt payment obligations on time.

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

      Numerous lawsuits have also been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. The Company's insurance carrier has assumed defense of these lawsuits under a reservation of rights. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance per occurrence with a major group of independent insurers that provides facilities for all forms of aviation insurance for many major airlines. Although the Company believes, based on the information currently available to it, that such coverage is sufficient to cover claims associated with this accident and that the insurers have sufficient financial strength to pay claims, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.

                          PART II  - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.

      11 - Statement Re: Computation of Earnings Per Share
      27 - Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VALUJET, INC.



Date: May 14, 1997              /s/ Robert L. Priddy
                                ------------------------------
                                Robert L. Priddy
                                Chairman of the Board and Chief Executive
                                Officer


Date: May 14, 1997              /s/ Michael D. Acks
                                ------------------------------
                                Michael D. Acks
                                Controller and Chief Accounting Officer