Form 10-Q
period 1997-06-30
VALUJET INC
filed 1997-08-14
CIK 948846

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended                June 30,1997
                               ------------------------------------------------
                                       OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ---------------------

Commission file number                       0-26914
                      ---------------------------------------------------------

                                          VALUJET, INC.
                      ---------------------------------------------------------

            (Exact name of registrant as specified in its charter)

            Nevada                                      58-2189551
-----------------------------------        ------------------------------------

 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                             1800 Phoenix Boulevard
                                   Suite 126
                              Atlanta, Georgia  30349
              --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 907-2580
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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


      As of August 1, 1997, there were 54,993,880 shares of Common Stock of the Registrant outstanding.

                                 VALUJET, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  ---------------------

         Consolidated Balance Sheets - December 31, 1996 and
              June 30, 1997 (Unaudited)                                      3

         Consolidated Statements of Operations - Three months ended
              June 30, 1996 and 1997 (Unaudited);
              Six months ended June 30, 1996 and 1997 (Unaudited)            5

         Consolidated Statements of Cash Flows - Six months ended
              June 30, 1996 and 1997 (Unaudited)                             7

         Condensed Notes to Unaudited Consolidated Interim Financial
              Statements                                                     8


Item 2.  Management's Discussion and Analysis of Financial
------   -------------------------------------------------
         Condition and Results of Operations                                11
         -----------------------------------



                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   17
-------  --------------------------------



SIGNATURES


EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                                 VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                       December 31,       June 30,
                                                          1996              1997
                                                      ------------    ------------

                         ASSETS                          (Note)       (Unaudited)

Current assets:
     Cash and cash equivalents                        $150,012,695   $149,724,768
     Accounts receivable, less allowance
        of $838,000 and $1,141,000 at December 31,
        1996 and June 30, 1997, respectively             7,014,702      6,583,785
     Inventories of parts                                6,607,307      6,159,038
     Prepaid expenses                                    8,066,792      2,481,642
     Income taxes receivable                            36,440,653     13,711,144
     Assets held for disposition                        42,060,242              0
     Other current assets                                  839,040      1,118,194
                                                      ------------   ------------
Total current assets                                   251,041,431    179,778,571
Property and equipment, at cost
     Flight equipment                                  126,829,882    166,292,124
     Other property and equipment                       65,662,504     70,779,835
     Deposits on flight equipment
         purchase contracts                             14,534,895     15,352,895
                                                      ------------   ------------
                                                       207,027,281    252,424,854
     Less allowance for depreciation                   (44,455,397)   (58,375,017)
                                                      ------------   ------------
                                                       162,571,884    194,049,837
Debt issuance costs                                      3,573,561      3,179,811
                                                      ------------   ------------

Total assets                                          $417,186,876   $377,008,219
                                                      ============   ============




     Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                                 VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        December 31,     June 30,
                                                            1996           1997
                                                        -------------  -------------
                                                           (Note)       (Unaudited)

Current liabilities:
     Accounts payable                                   $  3,221,542    $ 3,305,939
     Accrued liabilities                                  22,718,555     24,311,893
     Air traffic liability                                 3,813,583     10,638,312
     Deferred tax liability                                1,298,400        485,400
     Current maturities of long-term debt                 33,246,302      9,039,986
     Debt on assets held for sale                         18,188,222              0
                                                        ------------   ------------
Total current liabilities                                 82,486,604     47,781,530
Long-term debt less current maturities                   193,271,800    226,620,758
Deferred income taxes payable                             18,028,835      6,721,835
Stockholders' equity:
     Common stock, $.001 par value:                           54,876         54,964
        1,000,000,000 shares authorized: issued
        and outstanding - 54,875,610 at December 31,
        1996 and 54,963,330 at June 30, 1997
     Additional paid-in capital                           77,236,447     77,453,497
     Retained earnings                                    46,108,314     18,375,635
                                                        ------------   ------------
Total stockholders' equity                               123,399,637     95,884,096
                                                        ------------   ------------
Total liabilities and stockholders' equity              $417,186,876   $377,008,219
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

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                      Three Months Ended
                                                 ----------------------------
                                                   June 30,       June 30,
                                                     1996           1997
                                                 -------------  -------------

Operating revenues:
     Passenger                                   $ 77,961,574   $ 45,192,019
     Cargo                                          1,261,818        677,831
     Other                                          1,993,898      1,889,317
                                                 ------------   ------------
Total operating revenues                           81,217,290     47,759,167

Operating expenses and other, net:
     Flight operations                              5,414,622      4,801,014
     Aircraft fuel                                 17,061,473     10,716,157
     Maintenance                                   15,807,217     10,534,328
     Station operations                            14,748,674     12,132,375
     Passenger services                             3,631,749      2,122,077
     Marketing and advertising                      2,223,363      2,875,368
     Sales and reservations                         6,547,058      3,723,027
     General and administrative                     4,271,741      3,346,538
     Employee bonus                                  (550,000)             0
     Depreciation                                   6,694,708      7,362,025
     Arrangement fee for aircraft transfers       (11,861,294)             0
     Gain from insurance recovery                  (2,814,785)             0
     Shutdown and other nonrecurring expenses      31,623,410              0
                                                 ------------   ------------
Total operating expenses and other, net            92,797,936     57,612,909
                                                 ------------   ------------
Operating loss                                    (11,580,646)    (9,853,742)
Interest expense (income):
     Interest expense                               6,221,023      6,513,064
     Interest income                               (2,677,785)    (1,702,111)
                                                 ------------   ------------
Total interest expense, net                         3,543,238      4,810,953
                                                 ------------   ------------
Loss before income taxes                          (15,123,884)   (14,664,695)
Provision for income taxes                         (5,550,000)    (5,439,000)
                                                 ------------   ------------
Net loss                                          ($9,573,884)   ($9,225,695)
                                                 ============   ============
Net loss per share                                     ($0.18)        ($0.17)
                                                 ============   ============
Weighted average shares outstanding                54,663,481     54,906,000
                                                 ============   ============


See accompanying notes.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     Six Months Ended
                                              -------------------------------
                                                 June 30,         June 30,
                                                  1996              1997
                                              -------------     -------------

Operating revenues:
  Passenger                                   $183,530,818      $  80,307,366
  Cargo                                          2,707,764          1,127,081
  Other                                          4,973,715          3,252,931
                                              ------------      -------------
Total operating revenues                       191,212,297         84,687,378

Operating expenses:
  Flight operations                             12,932,717          8,904,203
  Aircraft fuel                                 39,137,578         19,851,908
  Maintenance                                   31,418,618         24,639,815
  Station operations                            32,641,303         22,485,239
  Passenger services                             7,623,789          3,817,164
  Marketing and advertising                      6,506,737          5,227,059
  Sales and reservations                        15,442,045          6,800,726
  General and administrative                     8,161,420          6,142,929
  Employee bonus                                 1,245,000                  0
  Depreciation                                  13,211,088         12,247,322
  Arrangement fee for aircraft transfers       (11,861,294)                 0
  Gain from insurance recovery                  (2,814,785)                 0
  Gain on sale of assets                                 0            (49,600)
  Shutdown and other nonrecurring expenses      31,623,410          9,338,000
                                              ------------      -------------
Total operating expenses                       185,267,626        119,404,765
                                              ------------      -------------
Operating income (loss)                          5,944,671        (34,717,387)
Interest expense (income):
  Interest expense                               8,624,015         12,722,772
  Interest income                               (4,524,234)        (3,268,480)
                                              ------------      -------------
Total interest expense, net                      4,099,781          9,454,292
                                              ------------      -------------
Income (loss) before income taxes                1,844,890        (44,171,679)
Provision for income taxes                         752,000        (16,439,000)
                                              ------------      -------------
Net income (loss)                             $  1,092,890       ($27,732,679)
                                              ============      =============
Net income (loss) per share                          $0.02             ($0.51)
                                              ============      =============
Weighted average shares outstanding             59,587,450         54,892,000
                                              ============      =============


See accompanying notes.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                   Six Months Ended
                                                           ------------------------------
                                                               June 30,        June 30,
                                                                1996            1997
                                                           --------------  --------------

Operating revenues:
Net income (loss)                                         $   1,092,890    ($27,732,679)
Adjustments to reconcile net income
   to cash provided by (used in) operating activities:
     Depreciation                                            14,690,386      14,634,446
     Provision for uncollectible accounts                     2,420,482         749,515
     Gain from disposal of assets                            (2,814,785)        (49,600)
     Deferred income taxes                                            0     (11,307,000)
     Changes in operating assets and liabilities:
          Accounts receivable                                 7,910,190        (318,598)
          Other current assets                                 (256,477)      5,754,265
          Accounts payable and accrued liabilities          (13,803,802)      3,467,059
          Air traffic liability                             (18,393,981)      6,824,729
          Income taxes payable                                  309,945      21,431,109
                                                          -------------   -------------
Net cash provided by (used in) operating activities          (8,845,152)     13,453,246

Investing activities:
Proceeds from disposal of equipment                           4,000,000         949,974
Purchases of property and equipment                        (116,706,995)     (5,862,705)
                                                          -------------   -------------
Net cash used in investing activities                      (112,706,995)     (4,912,731)

Financing activities:
Issuance of long-term debt                                  216,529,498               0
Proceeds from sale of common stock                            2,244,351         217,138
Payment of long-term debt                                   (17,191,703)     (9,045,580)
                                                          -------------   -------------
Net cash provided by (used in) financing activities         201,582,146      (8,828,442)
                                                          -------------   -------------

Net increase (decrease) in cash and cash equivalents         80,029,999        (287,927)
Cash and cash equivalents at beginning of period            127,947,096     150,012,695
                                                          -------------   -------------

Cash and cash equivalents at end of period                $ 207,977,095   $ 149,724,768
                                                          =============   =============



See accompanying notes.

                                 VALUJET, INC.
     CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     ----------------------------------------------------------------------


A.  BASIS OF PRESENTATION

  In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, the results of operations for the three and six month periods ended June 30, 1997 and June 30, 1996, and cash flows for the six month periods ended June 30, 1997 and June 30, 1996. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1997, and amendments thereto.

  The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

B.  NET INCOME PER COMMON SHARE

  Net income per share is based on the weighted average number of common shares outstanding and common stock equivalents during the periods. Common stock equivalents include shares issuable upon the assumed exercise of stock options using the treasury stock method when dilutive. See Note G.

C. LONG-TERM DEBT
                                             December 31,     June 30,
                                                 1996           1997
                                           --------------  ------------
                                                            (Unaudited)
 Senior notes due 2001...................    $150,000,000  $150,000,000
 Promissory notes due 1998 through 2006..      94,706,324    85,660,744
 Less current maturities.................      33,246,302     9,039,986
 Less debt on assets held for sale.......      18,188,222             0
                                             ------------  ------------
                                             $193,271,800  $226,620,758
                                             ============  ============


  Interest on the Company's $150 million senior notes is payable semi-annually on April 15 and October 15 at 10 1/4% per annum. Certain debt bears interest at fixed rates ranging from 8.0% to 9.78% per annum and is repayable in consecutive
monthly or quarterly installments over a two- to four-year period.   Certain
other notes have a variable rate of interest based on the London interbank offered rate (LIBOR) plus 2.26% to 2.75%.

  A substantial portion of the secured notes require prepayment if specific financial ratios (concerning debt to equity, net worth, fixed charge coverage and current ratio) are not maintained. Although the Company was in violation of the fixed charge coverage ratio as of December 31, 1996, the Company subsequently entered into agreements with six of the seven affected lenders for a waiver or reset of this financial test for each quarter in 1997. In August, 1997, the Company completed the private placement of $80 million of 10 1/2% senior secured notes due April 15, 2001. All of the secured debt with financial maintenance covenants was repaid with a portion of the proceeds of this offering. As a result, such debt has been classified as long-term debt in the accompanying balance sheet. Certain aircraft, together with the installed engines related thereto, three spare engines and four hush kits after their purchase by ValuJet Airlines serve as collateral for the senior secured notes.

D.  COMMITMENTS AND CONTINGENCIES

  On May 11, 1996, the Company suffered a tragic loss involving Flight 592. The accident resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular, despite the fact that the cause of the accident is still under investigation by the National Transportation Safety Board. In response to the accident, the Federal Aviation Administration (FAA) conducted an extraordinary review of the Company's operations. As a result, on June 17, 1996 the Company entered into a consent order with the FAA under which the Company agreed to several matters including the suspension of operations until such time as the Company was able to satisfy the FAA as to various regulatory compliance concerns and the payment of $2,000,000 to the FAA to compensate it for the cost of the special inspections. The Company satisfied the FAA's requirements and received FAA clearance during August 1996. The Company received its determination of fitness from the Department of Transportation on September 25, 1996 and restarted operations on September 30, 1996. See Note H regarding charges associated with the accident and related shutdown of operations.

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

E.  PROPOSED MERGER

  On July 10, 1997, the Company entered into a merger agreement with Airways Corporation ("Airways"). Under the merger agreement (which remains subject to, among other things, shareholder approval by both companies), the Company will acquire Airways through a merger of Airways with and into the Company (the "Merger"). The purchase price to be paid by the Company in the Merger will consist of approximately 9.1 million shares of Common Stock of the Company.
Upon completion of the Merger, the Company intends to change its name to AirTran Holdings, Inc., and to change the name of ValuJet Airlines to AirTran Airlines, while Airways' operating subsidiary, AirTran Airways, Inc. ("AirTran") will continue to operate under its current name.

F.  ASSETS HELD FOR DISPOSITION

  During 1996, as a result of the loss of Flight 592 and the consent order with the FAA which required the Company to reestablish operations with up to 15 aircraft and subjected further expansion of the Company's operations to FAA and DOT approval, the Company's management decided to sell or lease certain of its aircraft. Those aircraft which the Company decided to sell were removed from operations and were classified in the balance sheet as assets held for disposition and were stated at the lower of carrying amount or fair value less cost to sell. Such aircraft were available for sale and an active sales program was initiated. The fair value, as estimated by the current market value of these aircraft, less cost to sell exceeded the carrying amount of such aircraft.

  At June 30, 1997, as a result of the pending merger with Airways and the resulting opportunities for the Company to expand its services, the Company's management has decided to make the remaining aircraft classified as assets held for disposition available for a return to its operating specifications. Each of ValuJet Airlines and AirTran has the necessary authority to conduct flight operations, including a Certificate of Public Convenience and Necessity from the DOT and an operating certificate from the FAA. All remaining aircraft classified as assets held for disposition were reclassified to flight equipment at their carrying amount at June 30, 1997 and will continue to be depreciated over their remaining depreciable lives.

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

  Pro forma basic and diluted earnings per share for the three months and six months ended June 30, 1996 and 1997 calculated under the provisions of SFAS No. 128 are as follows:

                                        Quarter Ended June 30,   Six Months Ended June 30,
                                         1996           1997         1996         1997
                                       --------      --------      -------      -------

       Basic earnings per share        $(0.18)        $(0.17)        $0.02      $(0.51)
       Diluted earnings per share       (0.18)         (0.17)        $0.02       (0.51)


H.  SHUTDOWN AND OTHER NONRECURRING EXPENSES

    Costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule and grounded aircraft for the six months ended June 30, 1997 are shown in the statement of operations as shutdown and other nonrecurring expenses. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance costs in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations during May and June of 1996 are included in shutdown and other nonrecurring expenses. No such costs were incurred in the three months ended June 30, 1997.

A summary of such costs is as follows:

                             Quarter Ended June 30,          Six Months Ended June 30,
                              1996            1997             1996             1997
                          -----------     ----------       -----------      -----------
Maintenance               $7,855,000     $         0       $ 7,855,000      $7,300,000
Depreciation               1,480,000               0         1,480,000       2,038,000
Legal/consulting           6,317,000               0         6,317,000               0
Facilities rental          4,109,000               0         4,109,000               0
Wages/Salaries             3,916,000               0         3,916,000               0
FAA payment                2,000,000               0         2,000,000               0
Other                      5,946,000               0         5,946,000               0
                         -----------     -----------       -----------      ----------
                         $31,623,000               0       $31,623,000      $9,338,000
                         ===========      ==========       ===========      ==========

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 -------  ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

  RESULTS OF OPERATIONS
  The following chart indicates the service offered by the Company as of various dates between January 1, 1996 and June 30, 1997:


                                                                       Number
                      Total Number    Number of Peak                of  Cities
      As of           of Aircraft      Day Flights                    Served
   ----------         -----------     ---------------    --------------------------------------
January 1, 1996           42                268                        26
March 31, 1996            47                286                        28
June 30, 1996             51                  0          Service suspended to all markets as of
                                                         June 17, 1996

September 30, 1996        46*                16          Service resumed on September 30, 1996 to
                                                         Atlanta, Fort Lauderdale, Orlando, Tampa,
                                                         Washington, D.C.

December 31, 1996         43**              124                        18

March 31, 1997            42***             148                        21

June 30, 1997             42****            184                        24

*    Of which 4 had been approved for service by the FAA
**   Of which 15 had been approved for service by the FAA
***  Of which 24 had been approved for service by the FAA
**** Of which 30 had been approved for service by the FAA

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

  As a result of the accident, the ensuing extraordinary review of the Company's operations by the FAA, the suspension of operations in June 1996 and the current and prospective FAA imposed limitation on the number of aircraft that may be operated by the Company, the Company's results for periods prior to May 11, 1996 are not necessarily indicative of the results to be expected in future periods. The Company's operations for the first and second quarters 1997 may not be indicative of future operations as a result of the reduced level of service, the Company's ownership of more aircraft than may be used and additional infrastructure to support larger operations during the first and second quarters of 1997. The following is a description of the costs incurred by category for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 and the six months ended June 30, 1997 compared to the six months ended June 30, 1996.


                                                      Three Months Ended
                                   ----------------------------------------------------------
                                             June 30, 1996                 June 30, 1997
                                   --------------------------------  ------------------------
                                                Percent of    Per            Percent of   Per
                                    Amount       Revenues     ASM    Amount   Revenues    ASM
                                  ---------    -----------  ------  -------  ---------  -----
                                                  (000)                          (000)
Total operating revenues           $ 81,217      100.0%     8.28c   $47,759     100.0%  6.82c
                                   ========      =====      =====   =======     =====    ====

Expense Category:
-----------------

Flight operations                  $  5,415        6.7%     0.55c     4,801      10.1%  0.69c
Aircraft fuel                        17,061       21.0       1.74    10,716      22.4    1.53
Maintenance                          15,807       19.4       1.61    10,534      22.1    1.50
Station operations                   14,749       18.2       1.51    12,132      25.4    1.73
Passenger services                    3,632        4.5       0.37     2,122       4.4    0.30
Marketing and advertising             2,223        2.7       0.23     2,875       6.0    0.41
Sales and reservations                6,547        8.1       0.67     3,723       7.8    0.53
General and administrative            4,272        5.3       0.44     3,347       7.0    0.48
Employee bonuses                       (550)      (0.7)     (0.06)        0       0.0    0.00
Depreciation                          6,695        8.2       0.68     7,362      15.4    1.05
Nonrecurring expenses                31,623       38.9       3.23         0       0.0    0.00
Other expenses, net                 (11,133)     (13.7)     (1.14)    4,811      10.1    0.69
                                   --------      -----      -----   -------     -----   -----

Total expenses                     $ 96,341      118.6%     9.83c   $62,423     130.7%   8.91c
                                   ========      =====      =====   =======     =====   =====


                                                       Six Months Ended
                                   ----------------------------------------------------------
                                             June 30, 1996                 June 30, 1997
                                   --------------------------------  ------------------------
                                                Percent of    Per            Percent of   Per
                                    Amount       Revenues     ASM    Amount   Revenues    ASM
                                  ---------    -----------  ------  -------  ---------  -----
                                       (000)                                             (000)
Total operating revenues           $191,212      100.0%     8.25c   $ 84,687    100.0%   6.98c
                                   ========      =====      =====   ========    =====   =====

Expense Category:
-----------------

Flight operations                  $ 12,933       6.8%      0.56c     8,904      10.5%   0.73c
Aircraft fuel                        39,137      20.4       1.69      19,852     23.4    1.64
Maintenance                          31,419      16.4       1.35      24,640     29.1    2.03
Station operations                   32,641      17.1       1.41      22,485     26.6    1.85
Passenger services                    7,624       4.0       0.33       3,817      4.5    0.31
Marketing and advertising             6,507       3.4       0.28       5,227      6.2    0.43
Sales and reservations               15,442       8.1       0.67       6,801      8.0    0.56
General and administrative            8,161       4.3       0.35       6,143      7.2    0.51
Employee bonuses                      1,245        .7       0.05           0      0.0    0.00
Depreciation                         13,211       6.9       0.57      12,247     14.5    1.01
Nonrecurring expenses                31,623      16.5       1.36       9,338     11.0    0.77
Other expenses, net                 (10,576)     (5.5)     (0.46)      9,405     11.2    0.78
                                   --------      -----     -----    --------    -----   -----

Total expenses                     $189,367      99.1%      8.16c   $128,859    152.2%  10.62c
                                   ========      =====     =====    ========    =====   =====


Quarter over quarter comparison
-------------------------------

OPERATING REVENUES
------------------

  Total operating revenues for the quarter ended June 30, 1997 were approximately $47.8 million as compared to $81.2 million for the quarter ended June 30, 1996. The decrease from 1996 to 1997 is a result of the Company's reduced service level during the second quarter of 1997. The Company flew 701 million ASMs during the second quarter of 1997 as compared to 980 million ASMs during the second quarter of 1996. The Company's load factors for the three month periods ending June 30, 1997 and 1996 were 54.9% and 55.7%, respectively. The Company believes that the lower load factor in 1997 is due in part to publicity related to the accident and increased competition. The Company's average fare was $58.92 for the three months ending June 30, 1997 and $73.79 for the three months ending June 30, 1996 due to the Company offering numerous sales during 1997.


EXPENSES
--------

  Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft fuel, maintenance expenses and passenger services expenses. Expenses for hull insurance and compensation of pilots are included in flight operations. Flight operations expenses were higher, on a per ASM basis, for the quarter ended June 30, 1997 than the quarter ended June 30, 1996 due to the higher cost of hull insurance since October 1, 1996.

  Aircraft fuel expenses include both the direct cost of the fuel as well as the costs of delivering fuel into the aircraft. Fuel expense, on a per ASM basis, was lower for the second quarter 1997 than the second quarter 1996 due to a decrease in the average price of fuel. The average price of fuel decreased from $0.72 per gallon for the second quarter 1996 to $0.67 per gallon for the second quarter 1997. This approximate 7% decrease in the price per gallon of fuel as well as a decrease in fuel burn per block hour from 858 gallons to 837 gallons over the same period accounts for the 12% decrease in fuel cost per ASM.

  Maintenance expenses include all administrative costs of the maintenance department as well as normal recurring maintenance performed during the year. Expenses for engine overhaul and certain scheduled heavy maintenance procedures are included in this cost. Most non-routine maintenance costs performed on idled aircraft are included in the nonrecurring expense line item. Maintenance expenses for the quarter ended June 30, 1997 were lower, on a per ASM basis, than the quarter ended June 30, 1996 due to the reduced level of service during the second quarter 1997 and the timing of certain heavy maintenance procedures. The Company also incurred substantial expenses during the second quarter 1996 related to the FAA increased inspections.

  Station operations expense includes all expenses incurred at the airports, as well as station operations administration and liability insurance. Station operations expenses were higher, on a per ASM basis, for the second quarter 1997 than the second quarter 1996 due largely to the inefficiencies generated from restarting operations on a limited basis. Many of the station facilities were not fully utilized during the second quarter 1997 due to the limited operation. Another factor which contributed to a higher 1997 station operations expense was an increase in insurance costs as of October 1, 1996.

  Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. Passenger services expenses remained flat as a percentage of revenue from second quarter 1996 to second quarter 1997 and decreased on a per ASM basis over the same period as a result of the timing and amount of purchase of catering supplies.

  Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. Marketing and advertising expenses for the second quarter 1997, as a percentage of revenue, were higher than the second quarter 1996 due to the additional advertising costs incurred at the resumption of operations into various markets being spread over a reduced revenue base caused by lower service levels and load factors.

  Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees and travel agency commissions. Sales and reservations expenses for the quarter ended June 30, 1997 were 7.8% of revenue as compared to 8.1 % for the quarter ended June 30, 1996.

  General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, bad debts, accounting and other miscellaneous expenses. General and administrative costs for the second quarter 1997 were higher, on a per ASM basis, than the second quarter 1996 due to the shift in compensation structure to one based to a larger extent on base salaries and also due to increased legal fees and the reduced level of ASMs over which to spread these costs.

  There was no expense recorded in the second quarter 1997 related to bonuses as the Company did not have income. The actual amount to be paid and the form of such payout are at the sole discretion of the Company's Board of Directors.

  Depreciation expense includes depreciation on aircraft and ground equipment, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation expense for the quarter ended June 30, 1997 was higher than the quarter ended June 30, 1996 due to the return of aircraft to operating specifications and to depreciation on non-performing assets being recorded in the shutdown and other nonrecurring expenses line item for the second quarter 1996.

  During the quarter ended June 30, 1997, interest expense exceeded interest income by approximately $4,811,000 due to increasing debt levels attributable to the completion in April 1996 of the issuance of $150 million 10 1/4 % senior notes due 2001.

Year-to-date over year-to-date comparison
-----------------------------------------

OPERATING REVENUES
------------------

  Total operating revenues decreased approximately 56% ($106,525,000) from the six months ended June 30, 1996 to the six months ended June 30, 1997. This decrease was due to several factors. The average number of flights decreased from 222 flights per day to 127 flights per day during the same period due to reduced service levels attributable to the suspension of operations and FAA approval process for aircraft and markets. Total available seat miles (ASMs) decreased 48% from the six months ending June 30, 1996 to the six months ending June 30, 1997 and revenue passenger miles (RPMs) decreased 50% during the same period. The decreases in ASMs and RPMs were attributable to reduced service levels subsequent to the accident.


EXPENSES
--------

  Expenses for flight operations per ASM increased from approximately .56c per ASM for the six months ended June 30, 1996 to .73c per ASM for the six months ended June 30, 1997 due to the Company's higher training costs during the first quarter of 1997 and the Company's increased cost for hull insurance during the six month period ending June 30, 1997.

   Aircraft fuel cost decreased approximately 3% an a per ASM basis from the first six months of 1996 to the first six months of 1997 primarily due to a decrease in the fuel burn per block hour. The Company's average fuel cost increased from approximately $.70 per gallon for the six months ended June 30, 1996 to approximately $.71 per gallon for the six months ended June 30, 1997 while fuel burn per block hour decreased from 846 gallons to 837 gallons over the same period. Fuel expenses were also impacted by additional ferrying and positioning flights made necessary as a result of the FAA intensive investigations during the second quarter of 1996.

  Maintenance expenses were higher on a per ASM basis from the first six months of 1996 to the first six months of 1997. Maintenance expenses in prior periods were lower as a result of aircraft recently acquired by the Company entering service immediately following a scheduled maintenance check, therefore, no scheduled maintenance was required during the first several months of each aircraft's operations. Due to the Company's use of a continuous overhaul program, the Company's aircraft are generally scheduled for some level of overhaul procedures within twelve months of the purchase date. The Company's maintenance expenses were also negatively impacted by the number of aircraft which were put into heavy maintenance during the first quarter of 1997 in anticipation of their return to service.

  Station operations expenses increased on a per ASM basis from the six months ended June 30, 1996 to the six months ended June 30, 1997, primarily due to inefficiencies in the use of the Company's station assets, primarily related to airport gate usage. The second quarter 1997 costs were also higher, on a per ASM basis, due to a substantial increase in liability insurance costs as of October 1, 1996.

  Passenger services expenses decreased from .33 cents per ASM to .31 cents per ASM from the first six months of 1996 to the first six months of 1997.

  Marketing and advertising expenses, as a percentage of revenues, increased from 3.4% in the first six months of 1996 to 6.2% in the first six months of 1997 due to the Company halting all advertising as of May 11, 1996 and a lower revenue base during the first six months of 1997 over which to spread these costs.

  Sales and reservations expenses remained flat from the six month period ending June 30, 1996 to the six month period ending June 30, 1997, decreasing from 8.1% of revenue to 8.0% of revenue.

  General and administrative costs for the six months ending June 30, 1997 were higher, on a per ASM basis, than the six months ending June 30, 1996 due to the shift in compensation structure to one based to a larger extent on base salaries and also due to increased legal fees and the reduced level of ASMs over which to spread these costs.

  Depreciation expense for the six months ended June 30, 1997 was higher than the six months ended June 30, 1996 due to the return of aircraft to operating specifications and to depreciation on non-performing assets being recorded in the shutdown and other nonrecurring expenses line item for the second quarter 1996.

  During the six months ended June 30, 1997 interest expense exceeded interest income by approximately $9,500,000 due to increasing debt levels attributable to the issuance during April 1996 of $150 million of 10 1/4% Senior Notes due 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  As of June 30, 1997, the Company had cash and cash equivalents of approximately $149.7 million and working capital of approximately $132.0 million.

  The Company has contracted with McDonnell Douglas for the purchase of 50 MD-95 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. Approximately $7.6 million and $31.7 million of cash and notes payable will be paid in progress payments during 1997 and 1998, respectively. The balance of the purchase price after all progress payments is required to be paid or financed upon delivery of each aircraft. If the Company exercises its option to acquire up to an additional 50 MD-95 aircraft, additional payments will be required. The Company may finance up to 90% of the cost or appraised value of each of these aircraft. Although McDonnell Douglas has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the assistance to be provided by McDonnell Douglas, aircraft related debt financing should be available when needed. However, there is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

  The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next several years. By December 31, 1999, all of the Company's aircraft must be brought into compliance with Stage 3 requirements. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft and acquiring Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $2.3 million per aircraft or approximately $55.0 million for a fleet of 24 non-hushed DC-9-30 aircraft as of June 30, 1997. Any disposition of Stage 2 aircraft would reduce this obligation. Approximately $7.3 million of the proceeds from the Company's sale of 10 1/2% senior secured notes ("10 1/2% Secured Notes") will be used to finance 80% of the cost of four hush kits. The Company may be able to finance a portion of the cost of the remaining hush kits to be acquired and plans to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on such loans out of cash flow generated from operations during the term of the financing. The phase-in period for full compliance with Stage 3 (through December 31, 1999) and the expected terms of financing, if available, should allow the Company to spread the payments for Stage 3 compliance over a number of years.

  Prior to the filing date of this report, the Company completed the issuance of $80 million of its 10 1/2% Secured Notes due April 15, 2001. Approximately $68.5 million of the proceeds of this new debt issuance was used to prepay and replace secured debt, including debt to seven bank lenders whose secured aircraft loans contained various financial maintenance covenants. As a result of this new financing, the Company no longer has any debt outstanding with financial maintenance covenants.

  As of June 30, 1997, the Company's debt related to asset financing totaled approximately $85.7 million with respect to which the Company's aircraft and certain other equipment are pledged as security. The Company has purchased all of its aircraft and, consequently, has no lease commitments relating to its aircraft fleet. In addition, the Company has $150 million of 10 1/4 % senior unsecured notes ("10 1/4% Senior Notes") outstanding. The principal balance of the 10 1/4% Senior Notes is due in 2001 and interest is payable semi-annually. The Company's debt (other than the 10 1/4% Senior Notes and debt refinanced with the proceeds of the 10 1/2% Secured Notes due 2001) has final maturities ranging from 1998 to 2001, with scheduled debt amortization (calculated without giving effect to any prepayment that may be required as a result of asset sales) as follows: remainder of 1997--$4.7 million, 1998--$6.6 million, 1999--$3.0 million, 2000--$1.4 million, 2001--$400,000.

  Certain of the Company's secured debt, excluding the 10 1/2% Secured Notes, bears interest at fixed rates ranging from 8.0% to 9.78% per annum and is repayable in consecutive monthly or quarterly installments over a two- to four-
year period.   Certain other notes have a variable rate of interest based on the
London interbank offered rate (LIBOR) plus 2.26% to 2.75%.

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

                          PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

  Several stockholder class action suits have been filed against ValuJet and certain of its executive officers ("Defendants"). The consolidated lawsuits discussed below seek class certification for all purchasers of stock in ValuJet during periods beginning on or after June 1995 and ending on or before June 18, 1996, and are based on allegedly misleading public statements made by ValuJet or omission to disclose material facts in violation of federal securities laws. A total of 14 stockholder lawsuits have been filed against and served upon ValuJet between May 30, 1996 and July 26, 1996. Of these suits, 11 have been filed in the United States District Court for the Northern District of Georgia and these suits have been consolidated into a single action (In re ValuJet, Inc.).
                                                   -------------------
Another lawsuit filed in the United States District Court for the Middle District of Florida has been transferred to the Northern District of Georgia and has been consolidated into In re ValuJet, Inc. One additional class action
                           -------------------
stockholder lawsuit (Davis v. ValuJet Airlines, Inc., et al.) has been filed and
                     ---------------------------------------
served upon the Defendants.  Regarding Davis, the Defendants filed a "Notice of
                                       -----
Newly-Filed Case Opposition to Joiner of Michael Acks and Alternative Motion to Dismiss" on the same grounds that Defendants have moved to dismiss Plaintiffs' existing Complaint. All of the Defendants filed a joint Motion to Dismiss the Consolidated Amended Complaint on December 23, 1996, to which the Plaintiffs have responded. The Defendants have until July 14, 1997, to file their reply. On November 25, 1996, Plaintiffs filed their Motion for Class Certification. On January 14, 1997, Defendants filed a "Notice of Stay of Discovery and Other Proceedings," in which Defendants state that the filing of their Motion to Dismiss has stayed the issue of class certification pursuant to the Private Securities Litigation Reform Act. By consent of the parties, Defendants are not currently obligated to respond to Plaintiffs' Motion for Class Certification, and if the Court decides that the issue of class certification is not stayed by the Private Securities Litigation Reform Act, the Defendants have 30 days from the date of such decision to respond to Plaintiffs' Motion for Class Certification. Two suits (Cohen et al. v. ValuJet, Inc., et al. and Hepler et
                           -------------------------------------     ---------
al. v. ValuJet, Inc. et al.) have been filed in the State Court of Fulton
---------------------------
County, Georgia. On December 23, 1996, all Defendants in both actions, other than SabreTech, answered the Complaint and filed a Motion to Dismiss the Complaint. Additionally, Defendant Timothy Flynn filed a Motion to Dismiss for lack of personal jurisdiction. On May 8, 1997, Plaintiffs responded to this motion. Defendants are currently working on a response with respect to which no deadline has been established. On May 2, 1997, the Court ordered the consolidation of these two state court actions and now refers to them as Cohen,
                                                                         ------
et al. v. ValuJet Airlines, Inc.  Although ValuJet denies that it has violated
--------------------------------
any of its obligations under the federal securities laws and believes that meritorious defenses exist in the lawsuits, there can be no assurance that ValuJet will not sustain material liability under such or related lawsuits.

  Numerous lawsuits have been filed against ValuJet seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected.
Thus far, approximately 52 such lawsuits have been filed against ValuJet Airlines, Inc. prior to May 31, 1997. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases will proceed in state courts in Florida and Georgia. In approximately 40 of these lawsuits, SabreTech, has been named as a co-defendant as a result of the role that it played in the accident. ValuJet's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and ValuJet and has settled and paid approximately 30 claims as of May 31, 1997, and is pursuing settlements in the balance of the claims. ValuJet maintains a $750 million policy of liability insurance per occurrence. ValuJet believes that the coverage will be sufficient to cover all claims arising from the accident.

  In one of the wrongful death suits pending in the State Court of Fulton County, Georgia, ValuJet petitioned the Court in April 1997 to allow ValuJet to file a third party complaint against SabreTech, seeking to hold SabreTech responsible for the accident involving Flight 592. SabreTech is the maintenance contractor who delivered oxygen generators without safety caps and in a mislabeled box for shipment aboard Flight 592. The oxygen generators are currently believed to have caused or contributed to the fire which resulted in the accident. The third party complaint seeks indemnification against losses attributable to the lawsuits referred to above and other damages that ValuJet suffered as a result of the accident. In June 1997, the judge denied ValuJet's motion to file the third party complaint. ValuJet has appealed this denial.

  In May 1997, SabreTech filed a Complaint for declaratory judgment and other relief against ValuJet. The action seeks a determination that SabreTech is not liable to ValuJet for the accident involving Flight 592 as a result of language contained in certain of the contracts between the parties and that ValuJet is liable to SabreTech for damages that it has suffered. ValuJet intends to vigorously defend this lawsuit and to assert all claims it has against SabreTech.

  On August 30, 1996, Metropolitan Nashville Airport Authority filed suit against ValuJet in State Court in Tennessee for breach of contract and a declaratory judgment for an anticipatory breach. The Nashville Airport Authority seeks damages of approximately $2.6 million. The dispute involves whether ValuJet was entitled to exercise a termination right contained in its lease agreement.

  In May 1997, the State of Florida filed suit against ValuJet and its insurers in the United States District Court for the Southern District of Florida seeking recovery of costs incurred relating to the accident involving Flight 592. ValuJet does not believe that it is obligated for such amounts and has filed a motion to dismiss this lawsuit.

  On October 21, 1995, the Association of Flight Attendants ("AFA") filed suit in federal court alleging that ValuJet had violated the Railway Labor Act by terminating between 20 and 40 flight attendants for engaging in protected union activities associated with the AFA's organizing drive. ValuJet believes that it has not wrongfully terminated any of these flight attendants. By order dated January 30, 1996, the court struck AFA's demands for jury trial, punitive damages and attorneys' fees. During the course of discovery, the number of plaintiffs in the case has been reduced to the AFA and five individuals.

  In November 1995, ValuJet filed suit against Delta and TWA in federal district court alleging violations of the antitrust laws and, regarding TWA, breaches of contract, arising from ValuJet's attempt to obtain slots to conduct flight operations at New York's LaGuardia Airport. Preliminary injunctive relief was denied, and the parties have since been involved in discovery. The court granted TWA's motion for summary judgment on contract and conspiracy claims, but has not entered such judgment, and TWA has remained a party. Trial is currently set for fall 1997.

  From time to time, ValuJet is engaged in litigation arising in the ordinary course of its business. ValuJet does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.

  Several governmental inquiries and investigations have been launched in connection with the loss of Flight 592, including investigations by the DOT, the NTSB, the U.S. Attorney's Office in Atlanta, Georgia and Miami, Florida and certain state agencies in Florida. Although ValuJet does not believe, based on information currently available to it, that such investigations and inquiries will result in any finding of criminal wrongdoing on its part, the investigations have not yet been concluded and the possibility of such a finding cannot be ruled out. ValuJet may also be assessed civil penalties in connection with the accident and/or the results of ensuing investigations. Any such findings or penalties could be material. In addition, it is possible that ValuJet could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against others acting on behalf of ValuJet at the time of the accident.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) The following exhibits are filed as part of this report. The exhibit numbers refer to Item 601 of Regulation S-K.

     2.1 - Plan of Reorganization and Agreement of Merger dated as of July 10, 1997, between the Company and Airways Corporation.

     2.2 - Plan of Merger dated as of July 10, 1997, between the Company and Airways Corporation.

    11   - Statement Re: Computation of Earnings Per Share


(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997. A Form 8-K dated as of July 10, 1997, was filed with the Commission to report that the Company entered into a Merger Agreement with Airways Corporation under which Airways Corporation will, subject to the satisfaction or waiver of the conditions thereto, merge with and into the Company.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               VALUJET, INC.



Date: August 14, 1997                   /s/   ROBERT L. PRIDDY
                               ------------------------------------------------
                               Robert L. Priddy
                               Chairman of the Board and Chief Executive Officer



Date: August 14, 1997                  /s/   MICHAEL D. ACKS
                               ------------------------------------------------
                               Michael D. Acks
                               Controller and Chief Accounting Officer