Form 10-Q
period 1997-09-30
VALUJET INC
filed 1997-11-05
CIK 948846

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 1997
                                -----------------------------------------------
                                       OR


[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                         to
                               ----------------------     ---------------------
Commission file number                      0-26914
                      ---------------------------------------------------------
                                          VALUJET, INC.
                      ---------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

            Nevada                                        58-2189551
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                             1800 Phoenix Boulevard
                                   Suite 126
                              Atlanta, Georgia  30349
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (770) 907-2580
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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


      As of November 1, 1997, there were 55,209,976 shares of Common Stock of the Registrant outstanding.

                                 VALUJET, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX


                                                                                                        Page No.
                                                                                                        --------

                                           PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-------  --------------------

     Consolidated Balance Sheets - December 31, 1996 and September 30, 1997 (Unaudited)                     3

     Consolidated Statements of Operations - Three months ended September 30, 1996 and 1997 (Unaudited);
               Nine months ended September 30, 1996 and 1997 (Unaudited)                                    5

     Consolidated Statements of Cash Flows - Nine months ended September 30, 1996 and 1997 (Unaudited)      7

     Condensed Notes to Unaudited Consolidated Interim Financial Statements                                 8

Item 2.   Management's Discussion and Analysis of Financial
-------   -------------------------------------------------
          Condition and Results of Operations                                                              11
          -----------------------------------



                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                16
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                                                                 17
-------   -----------------------------------



SIGNATURES


EXHIBITS


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                                 VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                       December 31,    September 30,
                                                          1996             1997
                                                       ------------   -------------
                         ASSETS                           (Note)       (Unaudited)

Current assets:
     Cash and cash equivalents                         $150,012,695   $123,209,923
     Accounts receivable, less allowance
        of $838,000 and $1,291,000 at December 31,
        1996 and September 30, 1997, respectively         7,014,702      7,774,890
     Notes receivable                                             0     12,700,000
     Inventories of parts                                 6,607,307      7,812,121
     Prepaid expenses                                     8,066,792        688,491
     Income taxes receivable                             36,440,653     12,684,240
     Assets held for disposition                         42,060,242              0
     Other current assets                                   839,040      1,763,661
                                                       ------------   ------------
Total current assets                                    251,041,431    166,633,326
Property and equipment, at cost
     Flight equipment                                   126,829,882    174,671,425
     Other property and equipment                        65,662,504     67,455,689
     Deposits on flight equipment
         purchase contracts                              14,534,895     19,442,895
                                                       ------------   ------------
                                                        207,027,281    261,570,009
     Less allowance for depreciation                    (44,455,397)   (66,372,100)
                                                       ------------   ------------
                                                        162,571,884    195,197,909
Debt issuance costs                                       3,573,561     10,344,740
                                                       ------------   ------------

Total assets                                           $417,186,876   $372,175,975
                                                       ============   ============




 Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                                 VALUJET, INC.
                          CONSOLIDATED BALANCE SHEETS



         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                         December 31,   September 30,
                                                             1996            1997
                                                         -------------  --------------
                                                            (Note)       (Unaudited)

Current liabilities:
     Accounts payable                                    $  3,221,542    $  3,652,706
     Accrued liabilities                                   22,718,555      31,701,436
     Air traffic liability                                  3,813,583       8,912,432
     Deferred tax liability                                 1,298,400         485,400
     Current maturities of long-term debt                  33,246,302       9,125,000
     Debt on assets held for sale                          18,188,222               0
                                                         ------------    ------------
Total current liabilities                                  82,486,604      53,876,974
Long-term debt less current maturities                    193,271,800     233,833,268
Deferred income taxes payable                              18,028,835       3,046,835
Stockholders' equity:
     Common stock, $.001 par value:                            54,876          55,006
        1,000,000,000 shares authorized: issued
        and outstanding - 54,875,610 at December 31,
        1996 and 55,005,740 at September 30, 1997
     Additional paid-in capital                            77,236,447      77,600,497
     Retained earnings                                     46,108,314       3,763,395
                                                         ------------    ------------
Total stockholders' equity                                123,399,637      81,418,898
                                                         ------------    ------------
Total liabilities and stockholders' equity               $417,186,876    $372,175,975
                                                         ============    ============



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See condensed notes to financial statements.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                         Three Months Ended
                                                    September 30,     September 30,
                                                        1996               1997
                                                 -------------------  --------------

Operating revenues:
     Passenger                                        $      16,890   $  53,569,962
     Cargo                                                        0         582,203
     Other                                                  294,029       2,261,112
                                                      -------------   -------------
Total operating revenues                                    310,919      56,413,277

Operating expenses and other, net:
     Flight operations                                      339,049       5,094,049
     Aircraft fuel                                           45,000      13,521,439
     Maintenance                                          6,748,554      16,265,898
     Station operations                                     253,672      12,857,477
     Passenger services                                       2,692       2,552,467
     Marketing and advertising                              415,891       2,888,417
     Sales and reservations                                  52,957       4,543,931
     General and administrative                           2,784,562       3,129,216
     Employee bonus                                               0               0
     Depreciation                                            85,047       8,260,604
     Arrangement fee for aircraft transfers              (1,175,000)              0
     Gain on sale of assets                              (2,334,678)       (224,945)
     Rebranding expenses                                          0         325,077
     Shutdown and other nonrecurring expenses            23,039,576               0
                                                      -------------   -------------
Total operating expenses and other, net                  30,257,322      69,213,630
                                                      -------------   -------------
Operating loss                                          (29,946,403)    (12,800,353)
Interest expense (income):
     Interest expense                                     7,198,351       7,131,350
     Interest income                                     (2,274,930)     (1,644,463)
                                                      -------------   -------------
Total interest expense, net                               4,923,421       5,486,887
                                                      -------------   -------------
Loss before income taxes                                (34,869,824)    (18,287,240)
Provision for income taxes                              (12,925,000)     (3,675,000)
                                                      -------------   -------------
Net loss                                               ($21,944,824)   ($14,612,240)
                                                      =============   =============
Net loss per share                                           ($0.40)         ($0.27)
                                                      =============   =============
Weighted average shares outstanding                      54,690,157      54,984,451
                                                      =============   =============


See accompanying notes.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                         Nine Months Ended
                                                 ---------------------------------
                                                  September 30,     September 30,
                                                      1996              1997
                                                 --------------  ------------------

Operating revenues:
     Passenger                                   $ 183,547,708       $ 133,877,328
     Cargo                                           2,707,764           1,709,284
     Other                                           5,267,744           5,514,043
                                                 -------------       -------------
Total operating revenues                           191,523,216         141,100,655

Operating expenses:
     Flight operations                              13,271,766          13,998,252
     Aircraft fuel                                  39,182,578          33,373,347
     Maintenance                                    38,167,172          40,905,713
     Station operations                             32,894,975          35,342,716
     Passenger services                              7,626,481           6,369,631
     Marketing and advertising                       6,922,628           8,115,476
     Sales and reservations                         15,495,002          11,344,657
     General and administrative                     10,945,982           9,272,145
     Employee bonus                                  1,245,000                   0
     Depreciation                                   13,296,135          20,507,926
     Arrangement fee for aircraft transfers        (13,036,294)                  0
     Gain from insurance recovery                   (2,814,785)                  0
     Gain on sale of assets                         (2,334,678)           (274,545)
     Rebranding expenses                                     0             325,077
     Shutdown and other nonrecurring expenses       54,662,986           9,338,000
                                                 -------------       -------------
Total operating expenses                           215,524,948         188,618,395
                                                 -------------       -------------
Operating loss                                     (24,001,732)        (47,517,740)
Interest expense (income):
     Interest expense                               15,822,366          19,854,122
     Interest income                                (6,799,164)         (4,912,943)
                                                 -------------       -------------
Total interest expense, net                          9,023,202          14,941,179
                                                 -------------       -------------
Loss before income taxes                           (33,024,934)        (62,458,919)
Provision for income taxes                         (12,173,000)        (20,114,000)
                                                 -------------       -------------
Net loss                                          ($20,851,934)       ($42,344,919)
                                                 =============       =============
Net loss per share                                      ($0.38)             ($0.77)
                                                 =============       =============
Weighted average shares outstanding                 54,646,157          54,922,522
                                                 =============       =============


See accompanying notes.

                                 VALUJET, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                              Nine Months Ended
                                                        ------------------------------
                                                         September 30,   September 30,
                                                             1996            1997
                                                        --------------   -------------

Operating activities:
Net loss                                                 ($20,851,934)   ($42,344,919)
Adjustments to reconcile net loss
 to cash used in operating activities:
  Depreciation                                             22,199,949      23,356,441
  Provision for uncollectible accounts                      3,187,931       2,181,299
  Gain from disposal of assets                             (5,149,463)       (274,545)
  Deferred income taxes                                             0     (14,982,000)
  Changes in operating assets and liabilities:
   Accounts receivable                                      4,523,838      (2,941,487)
   Notes receivable                                                 0     (12,700,000)
   Other current assets                                    (3,176,650)      5,248,866
   Accounts payable and accrued liabilities               (19,360,555)     10,717,969
   Air traffic liability                                  (19,508,594)      5,098,849
   Income taxes payable                                   (14,647,451)     22,943,413
                                                        -------------   -------------
Net cash used in operating activities                     (52,782,929)     (3,696,114)

Investing activities:
Proceeds from disposal of equipment                        75,801,874       3,216,853
Purchases of property and equipment                      (135,225,048)    (17,357,941)
                                                        -------------   -------------
Net cash used in investing activities                     (59,423,174)    (14,141,088)

Financing activities:
Issuance of long-term debt                                222,694,800      72,418,306
Proceeds from sale of common stock                          2,528,653         364,180
Payment of long-term debt                                 (61,978,247)    (81,748,056)
                                                        -------------   -------------
Net cash provided by (used in) financing activities       163,245,206      (8,965,570)
                                                        -------------   -------------

Net increase (decrease) in cash and cash equivalents       51,039,103     (26,802,772)
Cash and cash equivalents at beginning of period          127,947,096     150,012,695
                                                        -------------   -------------

Cash and cash equivalents at end of period              $ 178,986,199   $ 123,209,923
                                                        =============   =============



See accompanying notes.

                                 VALUJET, INC.
     CONDENSED NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     ----------------------------------------------------------------------


A.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated interim financial statements contain all adjustments necessary to present fairly the company's financial position as of September 30, 1997 and December 31, 1996, the results of operations for the three and nine month periods ended September 30, 1997 and September 30, 1996, and cash flows for the nine month periods ended September 30, 1997 and September 30, 1996. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1997, and amendments thereto.

     The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

B.   NET INCOME PER COMMON SHARE

     Net income per share is based on the weighted average number of common shares outstanding and common stock equivalents during the periods. Common stock equivalents include shares issuable upon the assumed exercise of stock options using the treasury stock method when dilutive. See Note G.

C. LONG-TERM DEBT

                                             December 31,   September 30,
                                                 1996          1997
                                            -------------   -------------
                                                             (Unaudited)
  Senior notes due 2001...................   $150,000,000   $150,000,000
  Senior secured notes due 2001...........              0     80,000,000
  Promissory notes due 1998 through 2001..     94,706,324     12,958,268
  Less current maturities.................    (33,246,302)    (9,125,000)
  Less debt on assets held for sale.......    (18,188,222)             0
                                             ------------   ------------
                                             $193,271,800   $233,833,268
                                             ============   ============


  In August, 1997, the Company completed the private placement of $80 million of 10 1/2% senior secured notes due April 15, 2001. All of the Company's secured debt with financial maintenance covenants was repaid with a portion of the
proceeds of this offering.   Certain aircraft, together with the installed
engines related thereto, three spare engines and four hush kits after their purchase by AirTran Airlines serve as collateral for the senior secured notes.

  Interest on the Company's $150 million senior notes and $80 million senior secured notes is payable semi-annually on April 15 and October 15 at 10 1/4% and 10 1/2%, respectively, per annum. Certain other debt bears interest at fixed rates ranging from 8.0% to 9.78% per annum and is repayable in consecutive
monthly or quarterly installments over a two- to four-year period.   Certain
other notes have a variable rate of interest based on the London interbank offered rate (LIBOR) plus 2.26% to 2.75%.

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

  In May 1997, SabreTech filed a Complaint for declaratory judgment and other relief against the Company. The action seeks a determination that SabreTech is not liable to the Company for the accident involving Flight 592 as a result of language contained in certain of the contracts between the parties and that the Company is liable to SabreTech for damages that it has suffered. The Company intends to vigorously defend this lawsuit and to assert all claims it has against SabreTech.

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

       In May 1997, the State of Florida filed suit against the Company and its insurers in the United States District Court for the Southern District of Florida seeking recovery of costs incurred relating to the accident involving Flight 592. The Company does not believe that it is obligated for such amounts and has filed a motion to dismiss this lawsuit.

  From time to time, the Company is engaged in litigation arising in the ordinary course of business. The Company does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.

E.  PROPOSED MERGER

  On July 10, 1997, the Company entered into a merger agreement with Airways Corporation ("Airways"). Under the merger agreement (which remains subject to, among other things, shareholder approval by both companies), the Company will acquire Airways through a merger of Airways with and into the Company (the "Merger"). The purchase price to be paid by the Company in the Merger will consist of approximately 9.1 million shares of Common Stock of the Company.
Upon completion of the Merger, the Company intends to change its name to AirTran Holdings, Inc. In connection with the merger, the Company has loaned Airways $12,700,000, which bears interest at 10% to 12% per annum and is due in December 1997 (if the merger is consummated) or March 1998 (if the merger is not consummated by November 30, 1997).

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

  At June 30, 1997, as a result of the pending merger with Airways and the resulting opportunities for the Company to expand its services, the Company's management decided to make the remaining aircraft classified as assets held for disposition available for a return to its operating specifications. Each of AirTran Airlines (formerly ValuJet Airlines) and AirTran Airways, Inc. (Airways' operating subsidiary) has the necessary authority to conduct flight operations, including a Certificate of Public Convenience and Necessity from the DOT and an operating certificate from the FAA. All remaining aircraft classified as assets held for disposition were reclassified to flight equipment at their carrying amount at June 30, 1997 and will continue to be depreciated over their remaining depreciable lives.


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

  Pro forma basic and diluted earnings per share for the three months and nine months ended September 30, 1996 and 1997 calculated under the provisions of SFAS No. 128 are as follows:

                                      Quarter Ended September 30,     Nine Months Ended September 30,
                                          1996           1997             1996           1997
                                     --------------  -------------    -------------  ---------------

       Basic earnings per share         $(0.40)        $(0.27)           $(0.38)       $(0.77)
       Diluted earnings per share        (0.40)         (0.27)           $(0.38)        (0.77)


H.  SHUTDOWN AND OTHER NONRECURRING EXPENSES

  Costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule and grounded aircraft for the nine months ended September 30, 1997 are shown in the statement of operations as shutdown and other nonrecurring expenses. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance costs in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations during May through September 1996 are included in shutdown and other nonrecurring expenses. No such costs were incurred in the three months ended September 30, 1997.

A summary of such costs is as follows:

                              Quarter Ended September 30,   Nine Months Ended September 30,
                                1996            1997            1996           1997
                            ------------   -------------    -----------   -----------------
       Maintenance          $ 9,019,000        $   0         $16,874,000     $7,300,000
       Depreciation           7,424,000            0           8,904,000      2,038,000
       Legal/consulting       1,930,000            0           8,247,000              0
       Facilities rental      1,841,000            0           5,950,000              0
       Wages/Salaries         1,763,000            0           5,679,000              0
       FAA payment                    0            0           2,000,000              0
       Other                  1,063,000            0           7,009,000              0
                            -----------        -----         -----------     ----------
                            $23,040,000        $   0         $54,663,000     $9,338,000
                            ===========        =====         ===========     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

  RESULTS OF OPERATIONS

  The following chart indicates the service offered by the Company as of various dates between January 1, 1996 and September 30, 1997:

                                                        Number
                      Total Number   Number of Peak   of  Cities
       As of          of Aircraft     Day Flights       Served
-------------------  ------------   ---------------   ----------
January 1, 1996          42              268             26
March 31, 1996           47              286             28
June 30, 1996            51                0           Service suspended to all markets as of
                                                       June 17, 1996

September 30, 1996       46 (1)           16           Service resumed on September 30, 1996
                                                       to  Atlanta, Fort Lauderdale, Orlando, Tampa,
                                                       Washington, D.C.

December 31, 1996        43 (2)          124             18

March 31, 1997           42 (3)          148             21

June 30, 1997            42 (4)          184             24

September 30, 1997       42 (5)          200             22

(1)  Of which 4 had been approved for service by the FAA
(2)  Of which 15 had been approved for service by the FAA
(3)  Of which 24 had been approved for service by the FAA
(4)  Of which 30 had been approved for service by the FAA
(5)  Of which 31 had been approved for service by the FAA

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

          On July 10, 1997, the Company entered into a merger agreement with Airways Corporation ("Airways"). Under the merger agreement (which remains subject to stockholder approval by both companies), the Company will acquire Airways through a merger of Airways with and into the Company. In anticipation of the Merger, the name of ValuJet Airlines has been changed to "AirTran Airlines." Upon completion of the Merger, the Company intends to change its name to AirTran Holdings, Inc. and Airways' operating subsidiary (AirTran Airways, Inc. or "AirTran") will continue to operate under its current name. The Company may move its headquarters to Airways' existing headquarters in Orlando, Florida. While the Company intends to initially operate AirTran Airlines and AirTran Airways under separate operating certificates, it may also merge these two operating subsidiaries at a later date.

          The Company believes that the Airways acquisition will enable it to operate more competitively and profitably in the eastern United States. Like ValuJet Airlines, AirTran operates lower cost, used aircraft and targets fare conscious leisure travelers with a limited flight frequency, no-frills product. Both airlines rely on achieving and maintaining operating costs below industry averages in order to offer low fares. The Company believes that the combined entity can achieve significant financial and operating synergies and cost savings in the first twelve months after the Merger by eliminating certain redundant operations, reducing personnel and taking advantage of economies of scale in maintenance operations and fuel purchasing. The 11 Boeing 737-200 aircraft operated by AirTran will provide increased revenue opportunities for the Company through their longer flight range and greater seating capacity as compared with the Company's DC-9 aircraft. The Company expects that the change in name and product image that will accompany the Merger will further increase its revenue opportunities. In addition, the Company believes that the Airways acquisition will afford it a competitive advantage in the consolidating airline industry.

          The purchase price to be paid by the Company in the Merger will consist of approximately 9.1 million shares of common stock of the Company. The Merger will also result in an increase in the consolidated debt of the Company of $9.4 million as of September 30, 1997 (which amount reflects the preexisting debt of Airways), and the assumption by the Company on a consolidated basis of certain off balance sheet operating lease obligations of Airways. In addition, as a result of the Merger, a loan of $12.7 million from the Company to AirTran will be converted into an intercompany loan. As part of the Merger, the Company will acquire cash and cash equivalents and restricted cash held by Airways of approximately $15.2 million, as of September 30, 1997. The Company will also acquire all other assets of Airways, including four Boeing 737's currently owned by Airways, three of which are Stage 3 aircraft, Airways' fixed based operations, located in Grand Rapids, Minnesota and Airways' hangar, located in Orlando, Florida. There can be no assurance that the Merger will be consummated or that the Company will be able to realize the expected benefits from the Merger if it is consummated.

          As a result of the accident, the ensuing extraordinary review of the Company's operations by the FAA, the suspension of operations in June 1996 and the current and prospective FAA imposed limitation on the number of aircraft that may be operated by the Company, the Company's results for periods prior to May 11, 1996 are not necessarily indicative of the results to be expected in future periods. The Company's operations for the first, second and third quarters 1997 may not be indicative of future operations as a result of the reduced level of service, the Company's ownership of more aircraft than may be used and additional infrastructure to support larger operations during the first, second and third quarters of 1997. The following is a description of the revenues and costs incurred by category for the three months ended September 30, 1997 compared to the three months ended June 30, 1997. Any comparison of the Company's results of operations for the quarter ended September 30, 1997 with the quarter ended September 30, 1996 would not be meaningful as the Company had only one day of operations during the quarter ended September 30, 1996.


                                                                      Three Months Ended
                              ------------------------------------------------------------------------------
                                          June 30, 1997                             September 30, 1997
                              ---------------------------------------  -------------------------------------
                                             Percent of     Per           Percent of   Per
                                  Amount      Revenues      ASM   Amount   Revenues    ASM
                              -----------   ------------  ------  -------  ---------  -----
                                  (000)                            (000)
Total operating revenues         $47,759       100.0%     6.82c   $56,413   100.0%   6.61c
                                 =======       =====      ====    =======   =====    ====

Expense Category:
-----------------

Flight operations                $ 4,801        10.1%     0.69c     5,094     9.0%   0.59c
Aircraft fuel                     10,716        22.4      1.53     13,521    24.0    1.58
Maintenance                       10,534        22.1      1.50     16,266    28.8    1.91
Station operations                12,132        25.4      1.73     12,858    22.8    1.51
Passenger services                 2,122         4.4      0.30      2,552     4.5    0.30
Marketing and advertising          2,875         6.0      0.41      2,888     5.1    0.34
Sales and reservations             3,723         7.8      0.53      4,544     8.1    0.53
General and administrative         3,347         7.0      0.48      3,129     5.6    0.37
Employee bonuses                       0         0.0      0.00          0     0.0    0.00
Depreciation                       7,362        15.4      1.05      8,261    14.6    0.97
Nonrecurring expenses                  0         0.0      0.00          0     0.0    0.00
Other expenses, net                4,811        10.1      0.69      5,587     9.9    0.65
                                 -------       -----      ----    -------   -----    ----

Total expenses                   $62,423       130.7%     8.91c   $74,700   132.4%   8.75c
                                 =======       =====      ====    =======   =====    ====


Quarter over quarter comparison
-------------------------------

OPERATING REVENUES
------------------

          Total operating revenues for the quarter ended September 30, 1997 were approximately $56.4 million as compared to $47.8 million for the quarter ended June 30, 1997. The increase from second quarter 1997 to third quarter 1997 is a result of the Company's increased service level during the third quarter of 1997. The Company flew 853 million ASMs during the third quarter of 1997 as compared to 701 million ASMs during the second quarter of 1997. The Company's load factors for the three month periods ending September 30, 1997 and June 30, 1997 were 51.6% and 54.9%, respectively. The Company believes that the lower load factor in the third quarter 1997 is due to a lower load factor in September 1997. The Company's average fare was $62.39 for the three months ending September 30, 1997 and $58.92 for the three months ending June 30, 1997.


EXPENSES
--------

          Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft fuel, maintenance expenses and passenger services expenses. Expenses for hull insurance and compensation of pilots are included in flight operations. Flight operations expenses were lower, on a per ASM basis, for the quarter ended September 30, 1997 than the quarter ended June 30, 1997 due to increased service levels over which to spread the cost of hull insurance.

          Aircraft fuel expenses include both the direct cost of the fuel as well as the costs of delivering fuel into the aircraft. Fuel expense, on a per ASM basis, was higher for the third quarter 1997 than the second quarter 1997 due to an increase in fuel burn from 837 gallons per hour to 849 gallons per hour. The average price of fuel remained constant at $0.67 per gallon.

          Maintenance expenses include all administrative costs of the maintenance department as well as normal recurring maintenance performed during the year. Expenses for engine overhaul and certain scheduled heavy maintenance procedures are included in this cost. Maintenance expenses for the quarter ended September 30, 1997 were higher, on a per ASM basis, than the quarter ended June 30, 1997 due to the timing of certain heavy maintenance procedures.

          Station operations expense includes all expenses incurred at the airports, as well as station operations administration and liability insurance. Station operations expenses were lower, on a per ASM basis, for the third quarter 1997 than the second quarter 1997 due to increased service levels during the third quarter 1997.

          Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. Passenger services expenses remained flat as a percentage of revenue and on a per ASM basis from second quarter 1997 to the third quarter 1997.

          Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. Marketing and advertising expenses for the third quarter 1997, as a percentage of revenue, were lower than the second quarter 1997 due to reduced advertising in the third quarter 1997 due to a brand relaunch planned at the end of the third quarter 1997 with most significant expenses scheduled to be incurred during the fourth quarter 1997.

          Sale and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees and travel agency commissions. Sales and reservations expenses for the quarter ended September 30, 1997 were 8.1% of revenue as compared to 7.8 % for the quarter ended June 30, 1997. The increase from the second quarter 1997 to the third quarter 1997 is due to additional costs incurred related to a change in reservation systems used by the Company.

          General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, bad debts, accounting and other miscellaneous expenses. General and administrative costs for the third quarter 1997 were lower, on a per ASM basis, than the second quarter 1997 due to the increased service levels during the third quarter 1997 over which to spread these costs.

          There was no expense recorded in the second or third quarter 1997 related to bonuses as the Company did not have income. The actual amount to be paid and the form of such payout are at the sole discretion of the Company's Board of Directors.

          Depreciation expense includes depreciation on aircraft and ground equipment, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation expense for the quarter ended September 30, 1997 was higher than the quarter ended June 30, 1997 due to the return of aircraft to operating specifications (previously classified as assets held for sale) as well as additional purchases of property and equipment during the third quarter 1997.

          During the quarter ended September 30, 1997, interest expense exceeded interest income by approximately $5.5 million due to increasing debt levels attributable to the completion in August 1997 of the issuance of $80 million 10 1/2 % senior secured notes due 2001. Also included in other expense, net for the third quarter 1997 is a $225,000 gain on the sale of engines and $325,000 of rebranding expenses (new signage, uniforms,etc.).

Nine months ended September 30, 1997
------------------------------------

          The Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 provides a comparison of the Company's operations for the six months ended June 30, 1997 and June 30, 1996. Since the Company's operations were suspended for all but one day of third quarter 1996, any comparison of the Company's operations for the nine months ended September 30, 1997 with the nine months ended September 30, 1996 (reflecting only six months of active operations) would not be meaningful.


LIQUIDITY AND CAPITAL RESOURCES

          For the nine months ended September 30, 1997, the Company used cash flow from operations of approximately $3.7 million, used cash of approximately $17.4 million to acquire property and equipment and generated cash flow from the disposal of property and equipment of $3.2 million. Approximately $9.0 million of cash was used in financing activities. As of September 30, 1997, the Company had cash and cash equivalents of approximately $123.2 million and working capital of approximately $112.8 million.

          The Company has contracted with the Boeing Company ("Boeing") for the purchase of 50 MD-95 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. Approximately $7.6 million and $31.7 million of cash and notes payable will be paid in progress payments during 1997 and 1998, respectively. The balance of the purchase price after all progress payments is required to be paid or financed upon delivery of each aircraft. If the Company exercises its option to acquire up to an additional 50 MD-95 aircraft, additional payments will be required. The Company may finance up to 90% of the cost or appraised value of each of these aircraft. Although Boeing has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the assistance to be provided by Boeing, aircraft related debt financing should be available when needed. However, there is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

          The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next several years. By December 31, 1999, all of the Company's aircraft must be brought into compliance with Stage 3 requirements. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft and acquiring Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $2.3 million per aircraft or approximately $55.0 million for a fleet of 24 non-hushed DC-9-30 aircraft as of September 30, 1997. Any disposition of Stage 2 aircraft would reduce this obligation. Approximately $7.3 million of the proceeds from the Company's sale of 10 1/2% senior secured notes ("10 1/2% Senior Secured Notes") will be used to finance 80% of the cost of four hush kits.The Company may be able to finance a portion of the cost of the remaining hush kits to be acquired and plans to make the balance of payments on these hush kits from cash flow from operations and from cash reserves. The Company expects to pay the debt service on any such loans out of cash flow generated from operations during the term of the financing. The phase-in period for full compliance with Stage 3 (through December 31, 1999) and the expected terms of financing, if available, should allow the Company to spread the payments for Stage 3 compliance over a number of years.

          During August 1997, the Company completed the issuance of $80 million of its 10 1/2% Senior Secured Notes due April 15, 2001. Approximately $68.5 million of the proceeds of this new debt issuance was used to prepay and replace secured debt, including debt to seven bank lenders whose secured aircraft loans contained various financial maintenance covenants. As a result of this new financing, the Company no longer has any debt outstanding with financial maintenance covenants.

          As of September 30, 1997, the Company's debt related to asset financing totaled approximately $93.0 million with respect to which the Company's aircraft and certain other equipment are pledged as security. This amount includes the $80 million of 10 1/2% Senior Secured Notes and approximately $13 million of other aircraft bank mortgage financings. The Company has purchased all of its aircraft and, consequently, has no lease commitments relating to its aircraft fleet. In addition, the Company has $150 million of 10 1/4 % senior unsecured notes ("10 1/4% Senior Notes") outstanding. The principal balances of the 10 1/2% Senior Secured Notes and 10 1/4% Senior Notes are due in 2001 and interest is payable semi-annually. The Company's debt (other than the 10 1/4% Senior Notes and 10 1/2% Senior Secured Notes) has final maturities ranging from 1998 to 2001, with scheduled debt amortization as follows: remainder of 1997--$1.6 million, 1998--$6.6 million, 1999--$3.0 million, 2000--$1.4 million, 2001--$400,000.

          Certain of the Company's secured debt, excluding the 10 1/2% Senior Secured Notes, bears interest at fixed rates ranging from 8.0% to 9.78% per annum and is repayable in consecutive monthly or quarterly installments over a
two- to four-year period.   Certain other notes have a variable rate of interest
based on the London interbank offered rate (LIBOR) plus 2.26% to 2.75%.

          The Company believes that the ValuJet name and image were significantly impaired by the accident in May 1996, the subsequent suspension of operations and the resulting adverse media exposure. As a result, the Company has commenced the implementation of a program to enhance its image. In anticipation of the Merger and to seek to increase revenue opportunities of both ValuJet Airlines and AirTran, the parties entered into a Code Share Agreement and License Agreement in September 1997. The Code Share Agreement permits the airlines to use a single designator code in the Official Airline Guide and in reservations systems. The License Agreement provides the Company the non-exclusive use of the name "AirTran Airlines," AirTran's designator code "FL" and AirTran's service marks. In order to begin to capitalize on this joint marketing program, the Company's operating subsidiary, ValuJet Airlines, has changed its name to AirTran Airlines, is repainting its aircraft with the AirTran logo and is changing its marketing accordingly. In addition, the Company is reconfiguring its aircraft to provide 16 business class seats in each aircraft and will commence to offer advance seat selection beginning in fourth quarter 1997. This program is being implemented during the second half of 1997 and is expected to result in the incurrence of up to $10 million of expenses for advertising, promotion, aircraft repainting, the reconfiguration of aircraft to add business class seating, new signage and new uniforms during the period. If the Merger is not consummated, the Company's right to use the AirTran name will expire in May 1998.

          In addition, the Company expects to incur an additional $4.0 million of nonrecurring expenses in the fourth quarter of 1997 attributable to costs associated with the reactivation into scheduled service of nine DC-9-30 aircraft. Additionally, the Company anticipates reporting larger than usual maintenance expenditures in the fourth quarter resulting from aircraft undergoing scheduled maintenance "C" checks.

          As a result of the accident and suspension of operations, several class action suits have been filed by stockholders against the Company and various officers and directors alleging, among other things, misrepresentations under applicable securities laws. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's stock. Although management of the Company intends to defend these actions vigorously, any litigation contains elements of uncertainty and there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

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

          Safe Harbor Statements. Statements made by the Company in this Report regarding the Company's ability to increase its service levels, to maintain its low cost structure and to become profitable again and with respect to the effect on the Company of litigation are forward-looking statements and are not historical facts. Instead they are estimates or projections involving numerous risks and uncertainties including, but not limited to, governmental approval of increases in service by the Company, the utilization level of the Company's aircraft, the level of those costs which are beyond the Company's control, the effect of the Company's accounting policies, the Company's ability to hire and retain qualified personnel under its new compensation program and the results of pending lawsuits. These risks and uncertainties could potentially cause the Company's implementation of additional service to be delayed or the Company's costs to exceed present estimates. The Company disclaims any obligation to update or correct any of its forward-looking statements.

                          PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

  Several stockholder class action suits have been filed against the Company and certain of its executive officers ("Defendants"). The consolidated lawsuits discussed below seek class certification for all purchasers of stock in the Company during periods beginning on or after June 1995 and ending on or before June 18, 1996, and are based on allegedly misleading public statements made by the Company or omission to disclose material facts in violation of federal securities laws. A total of 14 stockholder lawsuits have been filed against and served upon the Company between May 30, 1996 and July 26, 1996. Of these suits, 11 have been filed in the United States District Court for the Northern District of Georgia and these suits have been consolidated into a single action (In re
                                                                        -----
ValuJet, Inc.).  Another lawsuit filed in the United States District Court for
-------------
the Middle District of Florida has been transferred to the Northern District of Georgia and has been consolidated into In re ValuJet, Inc. One additional class
                                       -------------------
action stockholder lawsuit (Davis v. ValuJet Airlines, Inc., et al.) has been
                            ---------------------------------------
filed and served upon the Defendants.  Regarding Davis, the Defendants filed a
                                                 -----
"Notice of Newly-Filed Case Opposition to Joiner of Michael Acks and Alternative Motion to Dismiss" on the same grounds that Defendants have moved to dismiss Plaintiffs' existing Complaint. The Plaintiffs filed their response to this Alternative Motion to Dismiss on June 19, 1997 and on July 7, 1997 Defendants replied. All of the Defendants filed a joint Motion to Dismiss the Consolidated Amended Complaint on December 23, 1996. The Plaintiffs responded to this motion to dismiss on April 30, 1997. Defendants filed their reply on July 14, 1997.
On November 25, 1996, Plaintiffs filed their Motion for Class Certification. On January 14, 1997, Defendants filed a "Notice of Stay of Discovery and Other Proceedings," in which Defendants state that the filing of their Motion to Dismiss has stayed the issue of class certification pursuant to the Private Securities Litigation Reform Act. By consent of the parties, Defendants are not currently obligated to respond to Plaintiffs' Motion for Class Certification, and if the Court decides that the issue of class certification is not stayed by the Private Securities Litigation Reform Act, the Defendants have 30 days from the date of such decision to respond to Plaintiffs' Motion for Class Certification. Two suits (Cohen et al. v. ValuJet, Inc., et al. and Hepler et
                           -------------------------------------     ---------
al. v. ValuJet, Inc. et al.) have been filed in the State Court of Fulton
---------------------------
County, Georgia. On December 23, 1996, all Defendants in both actions, other than SabreTech, Inc., answered the Complaint and filed a Motion to Dismiss the Complaint. On May 8, 1997, Plaintiffs responded to this motion. Defendants are currently working on a response of which there exists no deadline. On May 2, 1997, the Court ordered the consolidation of these two state court actions and now refers to them as Cohen, et al. v. ValuJet Airlines, Inc. Additionally,
                      ---------------------------------------
Timothy Flynn filed a Motion to Dismiss for lack of personal jurisdiction. By consent of the parties, the Plaintiffs have until November 12, 1997 to respond to this motion to dismiss. Although the Company denies that it has violated any of its obligations under the federal securities laws, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

  Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. Thus far, approximately 80 such lawsuits have been filed against ValuJet Airlines, Inc. prior to September 22, 1997. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases will proceed in state courts in Florida and Georgia. The Company's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and the Company and has settled and paid approximately 50 claims as of October 31, 1997, and is pursuing settlements in the balance of the claims. In the remaining lawsuits, SabreTech has been named as a co-defendant as a result of the role that it played in the accident. The Company maintains a $750 million policy of liability insurance per occurrence. The Company believes that the coverage will be sufficient to cover all claims arising from the accident.

  In May 1997, SabreTech filed a Complaint for declaratory judgment and other relief against the Company. The action seeks a determination that SabreTech is not liable to the Company for the accident involving Flight 592 as a result of language contained in certain of the contracts between the parties and that the Company is liable to SabreTech for damages that it has suffered. The Company intends to vigorously defend this lawsuit and to assert all claims it has against SabreTech.

  On August 30, 1996, Metropolitan Nashville Airport Authority filed suit against the Company in State Court in Tennessee for breach of contract and a declaratory judgment for an anticipatory breach. The Nashville Airport Authority seeks damages of approximately $2.6 million. The dispute involves whether the Company was entitled to exercise a termination right contained in its lease agreement.

  In May 1997, the State of Florida filed suit against the Company and its insurers in the United States District Court for the Southern District of Florida seeking recovery of costs incurred relating to the accident involving Flight 592. The Company does not believe that it is obligated for such amounts and has filed a motion to dismiss this lawsuit.

  From time to time, the Company is engaged in litigation arising in the ordinary course of its business. The Company does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.

  Several governmental inquiries and investigations have been launched in connection with the loss of Flight 592, including investigations by the DOT, the NTSB, the U.S. Attorney's Office in Atlanta, Georgia and Miami, Florida and certain state agencies in Florida. Although the Company does not believe, based on information currently available to it, that such investigations and inquiries will result in any finding of criminal wrongdoing on its part, the investigations have not yet been concluded and the possibility of such a finding cannot be ruled out. The Company may also be assessed civil penalties in connection with the accident and/or the results of ensuing investigations. Any such findings or penalties could be material. In addition, it is possible that the Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against others acting on behalf of the Company at the time of the accident.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The following exhibits are filed as part of this report.   The exhibit
    numbers refer to
    Item 601 of Regulation S-K.

    11 - Statement Re: Computation of Earnings Per Share

(b) Reports on Form 8-K.   A Form 8-K dated as of July 10, 1997, was filed with
    the Commission to report that the Company entered into a Merger Agreement with Airways Corporation under which Airways Corporation will, subject to the satisfaction or waiver of the conditions thereto, merge with and into the Company. A Form 8-K dated as of August 13, 1997, was filed with the Commission to report the closing of a private offering of $80,000,000 principal amount of 10 1/2% Senior Secured Notes due 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               VALUJET, INC.



Date: November 5, 1997         /s/ Robert L. Priddy
                               ------------------------------------------------
                               Robert L. Priddy
                               Chairman of the Board and Chief Executive Officer



Date: November 5, 1997        /s/ Michael D. Acks
                              -------------------------------------------------
                              Michael D. Acks
                              Controller and Chief Accounting Officer