Form 10-K
period 1997-12-31
AIRTRAN HOLDINGS INC
filed 1998-03-27
CIK 948846

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________________________ to _______________________

Commission file number 0-26914

                            AIRTRAN HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                              58-2189551
---------------------------------                            -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

9955 AirTran Boulevard, Orlando, Florida                            32827
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

             (407) 251-5600
--------------------------------------------------
Registrant's telephone number, including area code


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
      Title of each class                                which registered

            None                                                None
-----------------------------                         -------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---

   As of March 23, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of such stock in the NASDAQ Stock Market on March 23, 1998, was approximately $413,000,000. As of March 23, 1998, the Registrant had 64,533,305 shares of Common Stock outstanding.

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

                      Documents Incorporated by Reference
                      -----------------------------------

   Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of Stockholders to be held on May 14, 1998, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                    Exhibit Index is located on pages 32-34.

                                     PART I

ITEM 1.  BUSINESS
         --------

GENERAL

    The Company, through its wholly owned subsidiaries, AirTran Airlines, Inc. and AirTran Airways, Inc., operates an affordable, no frills, limited frequency, scheduled airline serving short haul markets primarily in the eastern United States. The Company believes that its low cost, no frills philosophy allows it to offer among the lowest fares in its markets and generate its own traffic by stimulating incremental demand with fare conscious travelers.

    The Company commenced flight operations in October 1993 with two McDonnell Douglas DC-9 aircraft ("DC-9 aircraft") serving three cities from Atlanta with eight flights per day. Prior to June 17, 1996, the Company offered service to 30 cities from Atlanta, Washington, D.C. (Dulles Airport), Boston and Orlando and operated up to 320 flights per peak day with its fleet of 51 aircraft. The Company's operations were interrupted by the suspension of the Company's service on June 17, 1996, pursuant to a consent order entered into with the FAA following the accident involving Flight 592 on May 11, 1996 and the ensuing extensive adverse media and intense FAA scrutiny. The Company resumed limited operations with service between Atlanta and four other cities as of September 30, 1996. The Company has continued to work with the FAA since that time to recertify aircraft and expand its flight operations. As of March 6, 1998, the FAA has approved 35 of AirTran Airlines' DC-9 Series 30 aircraft for flight. In addition, AirTran Airways operates 11 Boeing 737-200 aircraft ("B-737 aircraft"). As of March 1, 1998, the Company operates a total of up to 249 flights per day of which 196 flights per day are between Atlanta and 25 other cities and 30 flights per day are between Orlando and 16 cities other than Atlanta. Additional service is offered between Washington, D.C. (Dulles Airport) and Boston and Chicago, between Boston and Philadelphia and between Knoxville, Tennessee and New York (LaGuardia Airport).

MERGER WITH AIRWAYS CORPORATION

    On July 10, 1997, the Company entered into a merger agreement with Airways Corporation ("Airways"). Under the merger agreement, the Company acquired Airways on November 17, 1997, through a merger of Airways with and into the Company. In anticipation of the Merger, the name of ValuJet Airlines was changed to "AirTran Airlines." Upon completion of the Merger, the Company changed its name to AirTran Holdings, Inc. Airways' operating subsidiary continues to operate under the AirTran Airways name. In January 1998, the Company moved its headquarters to Airways' facilities in Orlando, Florida. While the Company currently operates AirTran Airlines and AirTran Airways under separate operating certificates, it may also merge these two operating subsidiaries at a later date.

STRATEGY

    In order to return to profitability and resume growth, the Company intends to pursue a three-pronged strategy (i) to maintain its traditional cost and value leadership in the markets that it serves, (ii) to reposition its brand image to mitigate the long-term adverse effects of the May 1996 accident and the subsequent suspension of operations, and (iii) to gradually expand capacity as market demand warrants.

    The Company's strategy is predicated on providing a reliable, customer friendly alternative for affordable air transportation. The key element of this approach is the successful repositioning of the product to broaden the base of available traffic. The Company changed the name of its ValuJet operating subsidiary to AirTran Airlines and, along with its other operating subsidiary, AirTran Airways, introduced a new business strategy in late 1997 designed to appeal to a broader travel market. The objective of this strategy is to make air travel more attractive to fare conscious business travelers and even more convenient for leisure travelers. The product enhancements included a new corporate livery, a new business class service, featuring two by two seating, pre-assigned seating and the nationwide distribution of its inventory through travel agents. The Company retained those product aspects that continue to be of value to its customers, such as a simplified, affordable fare structure and a ticketless alternative.

    As part of the product rebranding, the Company repainted its DC-9 aircraft with a new livery. The Company has also completed repainting the first B-737 aircraft in a similar livery and intends to complete this process during the second quarter of 1998. In addition, the Company reconfigured its DC-9 aircraft to provide 16 business class seats in each aircraft. The Company plans to reconfigure its B-737 aircraft to provide 12 business class seats in each aircraft commencing in second quarter 1998.

    The Company's pricing structure and affordable fares are intended to stimulate new demand for air travel by leisure customers and fare conscious business travelers who would have otherwise not traveled or who would have used ground transportation. The Company's fare structure generally defines the pricing in most markets that the Company serves, providing travelers with substantial savings that would not be available in the absence of service by the Company. In addition to advance purchase fares, the Company maintains reasonably priced "walk-up" fares that are generally well below similar fares offered by its competitors. The Company believes that it has historically generated its own traffic through low fare market stimulation rather than by pursuing the more traditional airline approach of competing for market share with existing carriers.

    The Company's service is intended to satisfy not only the basic air transportation needs of the Company's targeted customers--fare conscious business travelers and short haul leisure travelers visiting friends and relatives or vacationing--but to provide a travel experience worth repeating.
As a result, the Company has focused on retaining its customer friendly approach to service and has developed internal programs to build on the positive attitudes of its employees.

    Once the Company reestablishes profitability and a favorable brand image, the Company intends to pursue a prudent growth strategy. The Company has entered into a contract with Boeing to purchase 50 new Boeing 717 aircraft ("B-717 aircraft"), to be delivered from 1999 through 2002, with options to purchase an additional 50 aircraft. The B-717 will have 115 seats, consisting of 16 business class seats and 99 coach seats. The Company estimates that the B-717 aircraft, which have a slightly larger seating capacity, increased fuel efficiency and lower maintenance costs than the Company's DC-9 aircraft, will provide a cost per ASM lower than the Company's DC-9 fleet, even after taking into account the aircraft's higher acquisition cost. The Company is the "launch" customer of the B-717 aircraft. As the launch customer, the Company anticipates that this contract will provide material value in terms of acquisition cost and manufacturer financing assistance. The Company determined that the B-717 aircraft offers the optimum balance between operating cost and revenue opportunity.

IMPACT OF ACCIDENT AND SUSPENSION OF OPERATIONS

    On May 11, 1996, the Company tragically lost its Flight 592 en route from Miami to Atlanta. The accident resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular. In response to the accident, the FAA conducted an extraordinary
review of the Company's operations.    On June 17, 1996, the Company entered
into a consent order with the FAA under which the Company agreed to suspend operations until such time as the Company was able to satisfy the FAA as to various regulatory compliance concerns identified by the FAA as a result of its intensive inspections of the Company's operations. On August 29, 1996, the FAA returned the Company's operating certificate and the Department of Transportation ("DOT") issued a "show cause" order regarding the Company's fitness as an air carrier. The DOT gave its final approval on September 26, 1996, and the Company resumed operations with service between Atlanta and four other cities on September 30, 1996.

    Other effects of the accident, ensuing FAA inspections, media coverage and suspension of operations include:

    1.   The Company incurred substantial losses in 1996 and 1997.

    2. The expansion of the Company's operations is subject to FAA and DOT approval.

    3. The Company is unable to predict how significantly the accident and suspension of operations will affect load factors and yield or the length of time load factors and yield will be impacted.

    4.   The Company's cost per ASM has increased from 1995 levels.

    5. Although the Company believes that its insurance will be sufficient to cover all claims arising from the accident, there can be no assurance that all claims will be covered or that the aggregate of all claims will not exceed such insurance limits.

    6. Several stockholder lawsuits have been filed against the Company and certain of its officers and directors alleging, among other things, violation of federal securities laws. While the Company denies that it has violated any of its obligations under the federal securities laws, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

    7. Various governmental authorities are conducting investigations of the circumstances surrounding the accident. The Company is cooperating with the authorities in connection with these investigations.

    In light of these factors, persons investing in the securities of the Company should be apprised of the following additional risks:


    1. There is no assurance that the Company will recover sufficient customer acceptance in order to regain profitability.

    2. If the Company regains profitability, there may be reduced customer support which could decrease the Company's profitability indefinitely.

    3. The expansion of the Company's operations will likely be subject to FAA and DOT approval for an indefinite period of time.

    4. The occurrence of one or more subsequent incidents by the Company's aircraft could likely have a substantial adverse effect on the Company's public perception and future operations.

GEOGRAPHIC MARKET

    The Company's markets served from Atlanta are located predominantly in the eastern United States. These markets are attractive to the Company due to the concentration of major population centers within relatively short distances from Atlanta, historically high air fares and the potential for attracting leisure customers who would otherwise use ground transportation. During 1997, the Atlanta Airport was the second busiest airport in the United States, enplaning over 32 million passengers. Additionally, the Company offers service to Florida markets as the Company believes that more than 20 million people visit the Florida markets by automobile every year from Atlanta and other points in the eastern United States.

    The Company provides direct scheduled passenger air service between Orlando and cities principally in the eastern half of the United States. The Company's strategy in developing its route system from Orlando is to serve medium-sized cities from which direct service to Orlando is not typically provided by the major airlines. This strategy involves flying longer stage lengths to medium-sized markets on a low frequency basis.

    In addition, the Company provides a limited amount of nonstop service between certain of its markets served from Atlanta and Orlando.

    In the Company's city selection process, the Company considers the amount of airport charges, incentives offered by communities to be served, the ability to stimulate air travel and competitive factors.

FARES, ROUTE SYSTEM AND SCHEDULING

    The Company serves short haul markets (generally under 1,000 miles) primarily from Atlanta and from Orlando offering basic air transportation at affordable fares. The routes served to and from Atlanta range in frequency from two to seven trips per day with some reductions in service on the weekends. The schedules are designed to provide a consistent product for business-oriented travelers and to facilitate connections for passengers traveling through Atlanta. The Company also provides nonstop service between Orlando and various cities in the Eastern United States. These routes are served on a daily basis with one round trip per day.

    The Company offers a range of fares based on advance purchases of 14 days, 7 days, 3 days and "walk-up" fares. Within the advance purchase fare types, the Company manages the availability of seats by day of week and by flight to maximize revenue on peak travel days. Most of the Company's fares are nonrefundable, but can be changed prior to departure for a $35 fee. Business class seats are priced at $25 in excess of the full coach fare. The Company's fares are always purchased on a one-way basis. The Company's fares do not require any minimum, maximum or day of week (e.g., Saturday night) stay. The Company's fare offerings are in direct contrast to prevalent pricing policies in the industry where there are typically many different price offerings and restrictions for seats on any one flight.

    The Company's published Atlanta fares for non-stop service range from $39 to $99 for one-way travel on a 14 day advance purchase basis and $99 to $169 for one-way travel on a "walk-up" basis. The Company's published Orlando fares for non-stop service range from $59 to $99 for one-way travel on a 14 day advance
purchase basis and $129 to $189 for one-way travel on a "walk-up" basis.   The
Company offers fare sales from time to time in order to generate additional traffic. There is recently passed legislation that imposes taxes on domestic airline transportation equal to a per segment flown charge (initially $1.00 to be increased to $3.00 by 2003) plus a percentage of the ticket price (initially 9% to be decreased to 7.5% in 1999). Such taxes will likely have a greater effect on leisure travelers. Since the Company relies to a large extent on leisure travelers, such tax increase may affect the Company to a greater extent than the Company's competitors who rely more heavily on business travelers.

    A majority of the Company's customers originate or terminate their travel on the Company's non-stop service. One-stop connecting service is provided through Atlanta between certain of the other cities served by the Company.

       The following table sets forth certain information with respect to the Company's route system based on the Company's schedule in effect as of March 1, 1998.

                                                                   Daily
                                          Service               Round Trip
                                       Commencement               Flights
               Airport Served             Date (a)              Scheduled (b)
               --------------          ------------             -------------
Atlanta-
         Akron/Canton, OH..........  March 1997                      3
         Bloomington/Normal, IL....  March 1998                      1
         Boston, MA................  February 1997                   4(c)
         Chicago, IL (Midway)......  October 1996                    4
         Dallas/Fort Worth, TX.....  April 1997                      5
         Dayton, OH................  March 1998                      3
         Flint, MI.................  May 1997                        3
         Fort Lauderdale, FL.......  September 1996                  6
         Fort Myers, FL............  January 1997                    3
         Fort Walton Beach, FL.....  October 1996                    2
         Houston, TX...............  September 1997                  4
         Jacksonville, FL..........  October 1996                    4
         Knoxville, TN.............  March 1998                      2
         Memphis, TN...............  October 1996                    4
         Mobile, AL................  October 1996                    3
         New Orleans, LA...........  October 1996                    4
         Newport News, VA..........  October 1996                    3
         New York, NY (LaGuardia)..  December 1997                   6
         Orlando, FL...............  September 1996                  7
         Philadelphia, PA..........  October 1996                    4
         Raleigh/Durham, NC........  October 1996                    4
         Savannah, GA..............  October 1996                    3
         Tampa, FL.................  September 1996                  6
         Washington DC (Dulles)....  September 1996                  7
         West Palm Beach, FL.......  December 1996                   3

       Washington, DC (Dulles)-
         Atlanta, GA...............  September 1996                  7
         Boston, MA................  February 1997                   4
         Chicago, IL (Midway)......  July 1997                       3
--------------------------

(a) For markets served by the Company prior to the suspension of its operations, the date indicated is the date the Company recommenced service.
(b) Reduced service may be provided on certain days (usually Saturday or Sunday).
(c) Does not include one-stop service through Washington, DC (Dulles) (up to four round trips per peak day).

   The Company offers one round trip flight per day between Orlando and each of the following markets: Akron/Canton, OH, Albany, NY, Allentown, PA, Bloomington/Normal, IL, Buffalo, NY, Dayton, OH, Des Moines, IA, Greensboro, NC, Greenville/Spartanburg, SC, Islip, NY, Knoxville, TN, Moline, IL, Newburgh, NY, Richmond, VA, Rochester, NY, and Syracuse, NY. The service between Orlando and Des Moines, IA and Moline, IL is provided on a combined basis.

   The Company has announced that it will begin service between Atlanta and the following markets effective April 1, 1998: Buffalo, NY (up to two round trips per day), Greensboro, NC (up to three round trips per day) and Richmond, VA (up to three round trips per day).

   The Company also provides two round trips per day between Boston and Philadelphia and two round trips per day between Knoxville, Tennessee and New York (LaGuardia Airport). In the future, the Company may add additional service between cities already served by the Company or may add service to new markets. The Company's selection of markets depends on a number of factors existing at the time service to such market is being considered. Consequently, there can be no assurance that the Company will continue to provide service to all of the markets listed above or that the Company will not provide service to any other particular market.

    Subject to the FAA's approval, the Company will consider the addition of other markets and the provision of service between cities other than Atlanta and Orlando. There can be no assurance as to the timing of approvals of additional aircraft or additional markets by the FAA which will depend upon the FAA's review of the Company's operations.

    The Company's aircraft scheduling strategy is directly related to the perceived needs of its target market segments and the low fixed ownership costs of its aircraft fleet. The Company's target customers are price sensitive business travelers, travelers visiting friends and relatives and vacationers.

    The Company generally keeps a number of its aircraft out of scheduled service in order to provide operating spares and to rotate aircraft into routine scheduled maintenance.

AIRCRAFT

    As of March 6, 1998, AirTran Airlines owned 42 DC-9 aircraft. As of March 6, 1998, the FAA has approved 35 of the Company's DC-9 aircraft for operation by the Company. The Company's DC-9 aircraft in its operating fleet have 106 seats, of which 16 are business class seats and 90 are coach seats. The addition of aircraft to AirTran Airlines' operations is subject to FAA and DOT approval. There can be no assurance as to the timing or extent of any such subsequent approvals. The Company's expansion is subject to FAA approval and could be affected by heightened FAA scrutiny and the Company's ability to regain customer acceptance. The Company has leased out two of its aircraft under leases not longer than 18 months. The Company is in the process of seeking to reactivate its remaining aircraft not currently in service.

    AirTran Airways' fleet currently consists of seven leased and four owned B-737 aircraft with average capacities of 126 passengers. The lease terms range from three to seven years and require monthly lease payments of $45,000 to $142,000 as well as reserve payments for major engine and airframe overhauls.

    The Company has entered into a contract with Boeing to purchase 50 new B-717 aircraft, to be delivered from 1999 through 2002, with options to purchase an additional 50 aircraft. The B-717 aircraft will have 115 seats, consisting of 16 business seats and 99 coach seats. The Company estimates that the B-717 aircraft, with a slightly larger capacity, increased fuel efficiency and lower maintenance costs, will provide a cost per ASM lower than the Company's existing DC-9 fleet, even after including its higher acquisition cost. The Company is the "launch" customer of the B-717 aircraft. As the launch customer, the Company anticipates that this contract will provide material value in terms of acquisition cost and manufacturer financing assistance. The Company has determined that the B-717 aircraft offers the optimum balance for its purposes between operating cost and revenue opportunity.

    According to FAA rules, each new entrant airline must have at least 50% of its fleet in compliance with the FAA's Stage 3 noise level requirements. The balance of such airlines' fleets must be brought into compliance with Stage 3 noise level requirements in phases: 75% by December 31, 1998 and full compliance required by December 31, 1999. As of March 6, 1998, 22 of AirTran Airlines' 42 DC-9 aircraft meet the Stage 3 requirements. Six of AirTran Airways' 11 B-737 aircraft currently meet Stage 3 requirements. The Company intends to meet the Stage 3 requirements by installing hush kits on certain of its Stage 2 aircraft, by disposing of other Stage 2 aircraft and by acquiring or leasing additional Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $2.3 million per DC-9 aircraft and approximately $1.5 million per B-737 aircraft.

MAINTENANCE AND REPAIRS

    Since the Company's fleet of DC-9 aircraft are all more than 20 years old and since the Company's B-737 aircraft were manufactured between 1968 and 1985, they will require higher maintenance expenses than newer aircraft. The Company believes that its aircraft are mechanically reliable and that in the long term the estimated cost of maintenance to fly such aircraft will be within industry norms for this aircraft type and age. Since the resumption of the Company's service in September 1996, the Company has incurred higher maintenance expenses as a result of costs incurred in connection with reactivating its aircraft. Amendments to FAA regulations are under consideration which would require certain heavy maintenance checks and other maintenance requirements for aircraft operating beyond certain operational limits. The Company will be required to comply with such proposals, if adopted, and with any other aging aircraft issues, regulations or Airworthiness Directives, that may be promulgated in the future. There can be no assurance that the Company's maintenance expenses (including costs to comply with aging aircraft requirements) will fall within industry norms.

    As a result of the accident involving Flight 592 and the suspension of the Company's operations, the Company is likely to be subject to continuing regulatory scrutiny which could affect the Company's operations, acquisition program and expansion plans indefinitely.

    Aircraft maintenance and repair consists of routine daily or "turn-around" maintenance and major overhaul. Routine daily maintenance is performed at Atlanta, Orlando, Boston, Fort Lauderdale and Greensboro by the Company's employees and by on-call contractors at the other cities served by the Company. Heavy maintenance and other work which require hangar facilities are currently performed at two FAR Part 145-FAA approved maintenance contractors. The contractors are AeroCorp, Inc. of Macon, Georgia and Lake City, Florida and Pemco World Air Services of Dothan, Alabama. The Company may replace these contractors or add additional contractors subject to FAA approval. Other routine daily on-call maintenance contractors are either other airlines which operate DC-9 or B-737 aircraft or other maintenance companies approved by the FAA, who in either case have employees qualified and trained in DC-9 or B-737 aircraft maintenance.

FUEL

    The cost of jet fuel is an important expense for The Company. The Company estimates that a one-cent increase in fuel cost would increase the Company's fuel expenses by approximately $57,000 per month, based on the Company's current fuel consumption rate. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply, such as the effect of the invasion of Kuwait by Iraq in August 1990. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. Increases in fuel prices or a shortage of supply could have a material adverse effect on the Company's operations and operating results. The Company has not entered into any agreement which fixes the price or guarantees delivery of fuel over any period of time.

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

    The Company's fleet of DC-9 and B-737 aircraft are relatively fuel inefficient compared to newer aircraft and industry averages. The primary reasons for this inefficiency are aircraft size and engine technology. The B-717 aircraft to be acquired by the Company are expected to be more fuel efficient.

DISTRIBUTION AND MARKETING

    The Company's marketing efforts are vital to its success as it seeks to reposition its product and to stimulate new customer demand. The Company has targeted fare conscious business travelers and short haul travelers visiting friends and relatives or vacationing. These are market segments which the Company believes offer the greatest opportunity for stimulating new demand.

    The primary objectives of the Company's marketing activities are to develop a brand identity or personality which is visibly unique and easily contrasted with its competitors and to communicate its service directly to potential customers. When initiating service to a new market or restarting flights to previously served markets, the Company typically makes extensive use of advertising, as well as active public relations efforts, and focuses on the affordable fares to be offered on an everyday basis.

    The Company communicates regularly and frequently with potential customers through the use of advertisements in newspapers, on radio, television and on billboards and through toll-free telephone numbers and a web site on the Internet. These communications feature the Company's destinations, everyday affordable fares, ease of use (including its simplified fare structure and ticketless alternative) and the Company's reservations phone number. The Company uses tag lines such as "AirTran - it's something else" and "a more civilized way to fly" to reinforce its identity.

    The Company seeks to sell seats directly to the customer whenever possible. The Company also sells seats through travel agents and pays customary sales commissions, but without volume override payments. Information on its customers' needs, travel patterns and identity is collected, organized and stored by the Company's automated reservation system and can be used at a future time for direct marketing efforts.

    The Company is a participant in the leading travel agency computer reservation systems ("CRS"). These systems provide flight schedules, pricing information and allow travel agents participating in either of these two systems to electronically process a flight reservation without contacting the Company's reservations facility.

    In March 1998, the Company instituted a frequent flyer program known as "A-plus rewards" under which customers can earn free round trips on AirTran or on 14 other airlines. Free trips on AirTran are earned twice as fast as trips on other airlines. The purchase of business class seats will provide customers with double credit toward earning free trips. Free trips on other airlines may be used only from Atlanta, Orlando or the Washington-Baltimore area, apply only to cities not served by AirTran and are subject to other terms and conditions. As initially instituted, the Company's frequent flyer program provides for credit for flights taken by December 31, 1998 and the flight vouchers must be redeemed by December 31, 1999 for travel by December 31, 2000.

    The Company performs public relations and promotional activities in house. Advertising is handled by an outside advertising agency.

    The Company and The Hertz Corporation operate a joint program under which the Company's customers are able to reserve a Hertz rental car at discounted rates when making a reservation for the Company's flights.

    Air travel in the Company's markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the midwest/northeastern U.S. Travel to Orlando is typically lower in late spring, early fall and mid-winter. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, in an attempt to stimulate further air travel.

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

    A key component of the Company's low cost structure is the "ticketless" alternative. At the time of a sale/reservation, the Company provides its customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport, this information is available for customer check-in, which helps to alleviate long lines and achieve a quicker turnaround of aircraft. After the flight has departed, the computer posts passenger revenue from the passenger manifest information.

    The Company has also expanded the distribution of its product through travel agencies. Travel agents confirm reservations and issue tickets to customers, which are then processed by the Company.

    The Company uses the Open Skies reservation system to provide greater flexibility than its previous systems. Benefits expected from the Open Skies system include improved mainframe and hardware performance and reliability, CRS booking access, applications to improve unit revenue through enhanced data reporting and software to facilitate Internet reservations booking and processing.

EMPLOYEES

    As of March 1, 1998, the Company employed approximately 3,500 people.

    The Company has modified its compensation program, increasing employee base pay for most workers and reducing reliance on variable performance bonuses as a major component of the overall compensation package. Regular, periodic bonuses have been eliminated. The Company from time to time considers alternative means of providing compensation to its employees and the Company's method of determining compensation is subject to possible change in the future.

    Training, both initial and recurrent, is required for most employees. The average training period for all new employees is approximately one to two weeks, depending on classification. Both pilot training and mechanic training are provided by professional training organizations, which may include other airlines.

    FAA regulations require pilots to be licensed as commercial pilots, with specific ratings for aircraft to be flown, and to be medically certified as physically fit. Licenses and medical certification are subject to periodic continuation requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be licensed and qualified for specific aircraft. Flight attendants must have initial and periodic competency fitness training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. All of these employees are subject to pre-employment and subsequent drug testing.

    AirTran Airlines' flight attendants have elected the Association of Flight Attendants ("AFA") and AirTran Airlines' mechanics have elected the International Brotherhood of Teamsters (the "Teamsters") to represent them in negotiating contracts with the Company. In April 1997, the Company reached an agreement with the Teamsters. The mechanics and store clerks of AirTran Airways have been represented by the International Association of Machinists. In addition, the Company is in the process of negotiating a labor agreement with the AirTran Airways' pilot group. Elections for union representation are pending for AirTran Airways' flight attendants. The Company does not expect that the unionization of these employee groups will have a material adverse effect on its operating costs or performance. However, until union contracts are negotiated, there can be no assurance that this will be the case.

    The Company is unable to predict whether any of its other employees will elect to be represented by a labor union or other collective bargaining unit. The election by the Company's employees for representation in such an organization could result in employee compensation and working condition demands that may affect operating performance or expenses.

    The AFA and a former flight attendant have filed a lawsuit against the Company relating to alleged violations under the Railway Labor Act. See "Legal Proceedings" in Item 3 of this Report on Form 10-K.

AIRPORT OPERATIONS

    Ground handling services typically can be placed in three categories--public contact, underwing and complete ground handling. Public contact services involve meeting, greeting and serving the Company's customers at the check-in counter, gate and baggage claim area. Underwing ground handling services include, but are not limited to, marshaling the aircraft into and out of the gate, baggage and mail loading and unloading, as well as lavatory and water servicing, deicing and certain services provided to the aircraft overnight. Complete ground handling consists of public contact and underwing services combined.

    The Company conducts its own ground handling services in 20 airports, including Atlanta and Orlando. At other airports, Company operations not conducted by the Company's employees are contracted to other air carriers, ground handling companies or fixed base operators. The Company has at least one employee at each of the cities it serves to promote sales and oversee its operations.

INSURANCE

    The Company carries customary levels of passenger liability insurance, aircraft insurance for aircraft loss or damage and other business insurance.
The Company is exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. The Company is required by the DOT to carry liability insurance on each of its aircraft. The Company currently maintains liability insurance in the amount of $750 million per occurrence. Although the Company currently believes its insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that the Company will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by the Company's insurance could have a material adverse effect on the Company. Moreover, any aircraft accident, even if fully insured, could cause and has caused a public perception that some of the Company's aircraft are less safe or reliable than other aircraft, which could have and has had a material adverse effect on the Company's business. The Company's insurance premiums have increased significantly since the accident on May 11, 1996.

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

COMPETITION

    The following table identifies airlines which provide non-stop service to and from Atlanta in the city pair currently served by the Company and the approximate number of daily round trip flights scheduled to be flown by those other airlines as of March 1998.

                                        DAILY NON-STOP ROUND TRIPS
                                        --------------------------
                                          American/Northwest/
ATLANTA TO/FROM                  Delta           USAir         Others(a)
------------------------------  --------         -----         ---------
Akron/Canton, OH..............     --               --                --
Bloomington/Normal, IL........     --               --                --
Boston, MA....................     10               --                --
Chicago, IL (Midway)(b).......     --               --                 2
Dallas/Fort Worth, TX.........     17             14.5                --
Dayton, OH....................      5               --                --
Flint, MI.....................     --               --                --
Fort Lauderdale, FL...........    9.5               --                --
Fort Myers, FL................      9               --                --
Fort Walton Beach, FL.........     --               --                 9
Houston, TX...................     12               --                 9
Jacksonville, FL..............      8               --                --
Knoxville, TN.................      9               --                --
Memphis, TN...................    9.5                6                --
Mobile, AL....................      8               --                --
New Orleans, LA...............     10               --                --
Newport News, VA..............      5(c)            --                --
New York, NY (LaGuardia) (d)..     16               --                --
Orlando, FL...................     14               --                --
Philadelphia, PA..............    9.5                6                --
Raleigh/Durham, NC............     10               --                --
Savannah, GA..................      8               --                --
Tampa, FL.....................     11               --                --
Washington DC (Dulles)(e).....      7               --                 1
West Palm Beach, FL...........      9               --                 1
                                -----            -----            ------
Total.........................  196.5             26.5                22
                                =====            =====            ======

---------------------
(a) Includes United Airlines, Continental Airlines and Kiwi. Also includes commuter affiliates of major airlines which generally provide service with turboprop aircraft.
(b) Several major airlines operate daily flights to Chicago's O'Hare Airport which are not reflected in the table above.
(c) Service provided by Delta to Norfolk, VA.
(d) Several major airlines operate daily flights to other airports in the New York City area which are not reflected in the table above.
(e) Delta operates daily flights to Washington DC's National Airport which are not reflected in the table above.

  There is minimal non-stop competition on the routes currently served by the Company directly to and from Orlando, although there are multiple connecting services available through several competitive hubs, including Atlanta. Delta Express, Delta's low fare operation, currently provides non-stop competition in only one of the Company's Orlando markets (Islip, NY).

  With respect to the Company's one-stop service provided between markets served on a connecting basis through Atlanta, the Company faces competition from numerous airlines with varying degrees of flight frequency and marketing approaches. In addition, the Company competes with numerous nonstop flights to many of its cities from other airports in the same metropolitan areas as served by the Company (such as Washington's National Airport, Chicago's O'Hare Airport and New York's Kennedy Airport).

  In October 1996, Delta Express, Delta's new low fare operation, commenced nonstop service from Orlando to various midwest and northeast cities -- Hartford, CT / Springfield, MA / Boston, MA / Columbus, OH / Newark, NJ / Washington, DC (Dulles) / Indianapolis, IN/ Philadelphia, PA / Louisville, KY / and Providence, RI; plus Orlando to four other Florida cities -- Tampa, Ft. Lauderdale, Ft. Myers and West Palm Beach. Delta Express discontinued service to Philadelphia as of September 30, 1997, and commenced service to Islip, New York, and Raleigh-Durham, North Carolina. Delta Express operates a dedicated single class fleet of 25 B-737 aircraft which are flown by pilots who are paid less, fly longer hours and operate under more efficient work rules than other Delta pilots.

  Initially, Delta Express started service with 62 daily flights and has increased daily departures to a total of 128 as of June 1997. A three-tiered fare structure (21-day advance purchase, 7-day advance purchase and walk-up) is offered in addition to advance seat selection and the SkyMiles frequent flyer program. Fares offered by Delta Express compete with the Company's Orlando service to Islip, NY and the Company's connecting fares via Atlanta. The addition of new markets to be served by Delta Express from Orlando could pose additional competition for the Company's flights. However, Delta Express does not currently have any flights operating to/from Atlanta and has not announced any current plans to operate this service in the Atlanta area.

  The identity of competing airlines and the number and character of the flights flown changes from month to month, and while management believes published schedules for the month of March 1998, upon which the foregoing information was based, are representative of the competition the Company may face, competing
airlines and their flight schedules are subject to frequent change.   The
Company's competition includes carriers with substantially greater financial resources.

  The Company may also face competition from other airlines which may begin serving any of the markets it serves or plans to serve, from new low cost airlines that may be formed to compete in the low fare market (including any that may be formed by other major airlines) and from ground transportation alternatives.

  The Company believes that the most significant competitive factors among airlines are price (fare levels), convenient departure times, flight frequency and the availability of incentives such as a frequent flyer program. The Company typically offers more limited flight frequencies than the major airlines with which it competes. Additionally, competitive factors include access to computerized reservation and ticketing systems used by travel agents, dependability of service, name recognition, airports served and the availability, quality and convenience of other passenger services.

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

U.S. Department of Transportation

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

  Each United States air carrier must obtain, and the Company has obtained a Certificate of Public Convenience and Necessity issued by the DOT pursuant to
Section 401 of the Aviation Act. As a result of the Company's suspension of operations on June 17, 1996, AirTran Airlines was required to apply for recertification by the DOT. The DOT issued a "show cause" order on August 29, 1996, reflecting its preliminary determination that AirTran Airlines had satisfied the DOT requirements and issued its final order on September 26, 1996, approving the Company's return to service.

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

U.S. Federal Aviation Administration

  The Company has also obtained an operating certificate issued by the FAA pursuant to Part 119 of the Federal Aviation Regulations. AirTran Airlines' operating certificate was surrendered to the FAA in connection with the consent order dated June 17, 1996 and returned to the Company on August 29, 1996, after the Company satisfied the requirements of the FAA in the consent order. In the consent order, the FAA alleged that the Company violated various federal regulations relating to aircraft maintenance, maintenance manuals, training, record keeping and reporting and the Company agreed to present a plan to the FAA specifying the methods by which it would demonstrate to the FAA its qualifications to hold an air carrier operating certificate. Under the consent order, the Company suspended operations and paid $2 million to the FAA to compensate it for the costs of the special FAA inspections conducted and increases in the number of aircraft are presently subject to FAA approval.

  Since the recommencement of operations on September 30, 1996, the Company has made voluntary self disclosures to the FAA for maintenance, operational and in-flight violations in the ordinary course of business. Under the voluntary self disclosure program, when a violation is detected, the air carrier promptly discloses and remedies the violation. If the FAA accepts the remedy proposed by the air carrier, the FAA will not impose civil penalties for the violation. Minor penalties have been assessed with respect to certain of these self-disclosures with all penalties totaling less than $84,000 in 1997. To its knowledge, the Company believes that it has disclosed all relevant items, but there can be no assurance that the Company will not have other non-compliance items in the future. Although the Company believes that the self-disclosed matters are relatively routine in the airline business and does not believe that these items will result in material adverse consequences to the Company, the Company does not have control over the consequences that may be imposed by the FAA as a result of such items.

  The FAA has jurisdiction over the regulation of flight operations generally, including the licensing of pilots and maintenance personnel, the establishment of minimum standards for training and maintenance and technical standards for flight, communications and ground equipment. As required, the Company has effective FAA certificates of airworthiness for all of the aircraft used in its operations. The Company's flight personnel, flight and emergency procedures, aircraft and maintenance facilities are subject to periodic inspections and tests by the FAA. The Company's director of safety and regulatory compliance acts as a liaison between the Company and the FAA, implementing any changes requested by the FAA with respect to operating procedures or training programs and generally ensuring proper compliance with aviation regulations applicable to the Company.

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

  The ANCA requires the phase-out of Stage 2 airplanes (which meet less stringent noise emission standards than later Stage 3 airplanes) in the contiguous 48 states by December 31, 1999. In September 1991, the FAA promulgated final rules establishing interim compliance dates of December 31, 1994, December 31, 1996 and December 31, 1998 for phasing out Stage 2 aircraft. As of March 6, 1998, the Company's operating aircraft consisted of 46 aircraft, 28 of which comply with Stage 3. See "Aircraft" above. Therefore, the Company must take action to continually assure that its fleet will be in compliance with ANCA.

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

SAFE HARBOR STATEMENTS

  Statements made by the Company in this Report regarding the Company's ability to increase its service levels, to maintain its low cost structure, to become profitable again and to obtain financing for the acquisition of the B-717 aircraft contracted for are forward-looking statements and are not historical facts. Instead, they are estimates or projections involving numerous risks and uncertainties including, but not limited to, governmental approval of increases in service by the Company, the utilization level of the Company's aircraft, the level of those costs which are beyond the Company's control, the availability of financing, the effect of the Company's accounting policies, the Company's ability to hire and retain qualified personnel under its new compensation program and results of pending lawsuits. These risks and uncertainties could potentially cause the Company's implementation of additional service to be delayed or the Company's costs to exceed present estimates. The Company disclaims any obligation to update or correct any of its forward-looking statements.

ITEM 2. PROPERTY
        --------

   The Company's principal executive offices are located two miles from the Orlando International Airport in a leased facility consisting of 34,000 square feet of office space. The facility houses the executive offices of the Company as well as the Company's operations staff (including inflight operations and station operations), general administrative staff, reservations staff, computer systems and personnel training facility. The lease agreement for this facility expires in the year 2007.

   The Company owns an aircraft hangar of approximately 70,000 square feet at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority expiring in 2016. The hangar houses the Company's maintenance staff and maintenance records and parts inventory.

   The Company also leases approximately 40,500 square feet of office space in Atlanta for general corporate and operational use (including Atlanta
reservations) under a lease which expires September 30, 1999.   The portion of
these premises not being used for reservations has been vacated in connection with the Company's move of its headquarters to Orlando, Florida. The Company also leases approximately 15,000 square feet of space in Atlanta for use as a training center under a lease that expires August 31, 1999. The Company has signatory status on a lease of facilities at the Atlanta Airport, which lease expires in the year 2010. The Company also maintains a separate reservations center in leased premises in Savannah, Georgia (approximately 7,000 square feet) which lease expires in January 2000 and leases additional space in Newport News, Virginia (approximately 20,000 square feet) which lease expires in the year 2001. The Company is not currently using its leased premises in Newport News, Virginia, and is seeking to sublease such space.

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

   The Company operates a fixed base operation in Grand Rapids, Minnesota (the "FBO"), which provides private aircraft services, maintenance, fueling, hangar facilities, flight instruction, aircraft parts sales and other ground services to general aviation and government aircraft fleets. The FBO began operations in 1944 and was previously owned by Mesaba Aviation, Inc., a subsidiary of Mesaba Holdings, Inc., and by Airways Corporation, The Company currently operates its FBO business under an FAA repair station certificate.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

   Several stockholder class action suits have been filed against the Company and certain of its present and former executive officers and Directors ("Defendants"). The consolidated lawsuits discussed below seek class certification for all purchasers of stock in the Company during periods beginning on or after June 1995 and ending on or before June 18, 1996, and are based on allegedly misleading public statements made by the Company or omission to disclose material facts in violation of federal securities laws. A total of 14 stockholder lawsuits have been filed against and served upon the Company between May 30, 1996 and July 26, 1996. Of these suits, 11 have been filed in the United States District Court for the Northern District of Georgia and these suits have been consolidated into a single action (In re ValuJet, Inc.).
                                                   -------------------
Another lawsuit filed in the United States District Court for the Middle District of Florida has been transferred to the Northern District of Georgia and has been consolidated into In re ValuJet, Inc. One additional class action
                           -------------------
stockholder lawsuit (Davis v. ValuJet Airlines, Inc., et al.) has been filed and
                     ---------------------------------------
served upon the Defendants. On November 10, 1997, the Court ordered this suit to be consolidated into In re ValuJet, Inc. A Consolidated Amended Complaint
                              -------------
was filed on October 18, 1996. All of the Defendants filed a joint Motion to Dismiss the Consolidated Amended Complaint on December 23, 1996. On November 10, 1997, the Court denied this Motion to Dismiss in part and granted it in part (dismissing the negligent misrepresentations claims). Pursuant to a Stipulation and Order, Defendants must now answer the Consolidated Amended Complaint by March 24, 1998. On November 25, 1996, Plaintiffs filed their Motion for

Class Certification.  Pursuant to a Stipulation and Order, Defendants have until March 20, 1998, to consider stipulating to certification of the class.
If Defendants determine to contest certification of the Class, Defendants shall conduct discovery including the taking of the depositions of the lead
Plaintiffs and shall file their response memorandum of law by May 15, 1998. Plaintiffs have until June 30, 1998, to file their reply memorandum of law. The discovery period will end on February 28, 1999. Two suits (Cohen et al. v.
                                                           ---------------
ValuJet, Inc., et al. and Hepler et al. v. ValuJet, Inc. et al.) have been filed
---------------------------------------------------------------
in the State Court of Fulton County, Georgia. On December 23, 1997, a Consent Order of Dismissal in favor of all Defendants without prejudice was entered. Although the Company denies that it has violated any of its obligations under the federal securities laws, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

   Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. Thus far, approximately 80 such lawsuits have been filed against ValuJet Airlines, Inc. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases will proceed in state courts in Florida, Georgia, Texas and Missouri. The Company's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and the Company and has settled and paid approximately 61 claims as of March 20, 1998, and is pursuing settlements in the balance of the claims. In the remaining lawsuits, SabreTech has been named as a co-defendant as a result of the role that it played in the accident. The Company maintains a $750 million policy of liability insurance per occurrence. The Company believes that the coverage will be sufficient to cover all claims arising from the accident.

   In November 1997, the Company filed a suit in the Circuit Court of St. Louis County, Missouri against SabreTech and its parent corporation (Sabreliner Corporation), seeking to hold SabreTech responsible for the accident involving Flight 592. SabreTech is the maintenance contractor who delivered oxygen generators without safety caps and in a mislabeled box for shipment aboard Flight 592. The oxygen generators are believed to have caused or contributed to the fire which resulted in the accident. The complaint seeks indemnification against losses attributable to the lawsuits referred to above and other damages that the Company suffered as a result of the accident.

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

   In November 1997, the Association of Flight Attendants ("AFA") and a former flight attendant filed suit in federal court in the Eastern District of Virginia alleging that the Company had violated the Railway Labor Act. The Company believes that it has not violated such act. This case has been removed to the United States District Court in the Northern District of Georgia.

   From time to time, the Company is engaged in litigation arising in the ordinary course of its business. The Company does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.

Governmental Investigations

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


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------

   A special meeting of the stockholders of the Company was held on November 17, 1997. At the special meeting, the stockholders approved a merger agreement between Airways Corporation and the Company, the change of the Company's name to "AirTran Holdings, Inc." and an amendment to the Company's By-laws under which the term of 75% of the members of the Board of Directors will be extended until the 1999 annual meeting of the Company's stockholders. The following indicates the voting on each matter:


                                                         Broker
                         For      Against  Abstentions  Non-Votes
                      ----------  -------  -----------  ---------
1.  Approve merger
    agreement         28,922,269  144,147       93,347  3,228,976

2.  Approve name
    change            32,014,012  263,244      111,483  None

3.  Approve By-law
    amendment         30,743,968  254,029      582,924    807,818

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        -------------------------------------------------
        STOCKHOLDER MATTERS
        -------------------

Market Information
------------------

   The Company's Common Stock, $.001 par value, is traded on the NASDAQ Stock Market under the symbol "AAIR." Prior to November 18, 1997, the Company's Common Stock was traded under the symbol "VJET." As of March 23, 1998, there were approximately 5,842 holders of record of the Company's Common Stock. The following table sets forth the reported high and low sale prices for the Common Stock for each fiscal quarter since January 1, 1996.


Fiscal year ended
December 31, 1996                      High    Low
-----------------                     ------  ------
 Quarter Ending March 31, 1996        $27.63  $18.50
 Quarter Ending June 30, 1996         $27.50  $ 4.50
 Quarter Ending September 30, 1996    $14.00  $ 8.38
 Quarter Ending December 31, 1996     $12.25  $ 5.94

Fiscal year ended
December 31, 1997                      High    Low
-----------------                     ------  ------
 Quarter Ending March 31, 1997        $ 8.75  $ 6.13
 Quarter Ending June 30, 1997         $ 8.00  $ 6.25
 Quarter Ending September 30, 1997    $ 7.84  $ 4.75
 Quarter Ending December 31, 1997     $ 6.25  $ 3.50

 As of March 23, 1998, the closing price of the Common Stock was $6.97.

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


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

 The information required by this Item is as follows:
                      (in thousands except per share data)

                                 1997       1996       1995      1994      1993
                               ---------  ---------  --------  --------  --------
Operating revenues             $211,456   $219,636   $367,757  $133,901  $ 5,811
Net income (loss)               (96,663)   (41,469)    67,763    20,732     (894)
Basic (loss) earnings
  per share                       (1.72)     (0.76)      1.24      0.51    (0.06)
Diluted (loss) earnings
  per share                       (1.72)     (0.76)      1.13      0.46    (0.06)
Total assets                    433,864    417,187    346,741   173,039   30,264
Long-term debt including
  current maturities            250,712    244,706    109,038    46,965   10,398

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         RESULTS OF OPERATIONS
         ---------------------

   The following chart indicates the service offered by the Company from January 1995 through December 1997:

                                                    Number
   As of                         Total Number      of Round Trip
Quarter End                      of Aircraft      Flights Per Day     Number of Cities Served
---------------------------     -------------   ------------------   -------------------------
   March 1995                          27                 184                  23

   June 1995                           28                 208                  24

   September 1995                      34                 228                  26

   December 1995                       42                 268                  26

   March 1996                          47                 286                  28

   June 1996                           51                   0        Service suspended to all markets as of
                                                                     June 17, 1996

   September 1996                      46(1)               16        Service resumed on September 30, 1996 to
                                                                     Atlanta, Fort Lauderdale, Orlando, Tampa,
                                                                     Washington, D.C.

   December 1996                       43(2)              124                  18

   March 31, 1997                      42(3)              148                  21

   June 30, 1997                       42(4)              184                  24

   September 30, 1997                  42(5)              200                  22

   December 31, 1997                   53(6)              237(7)               43(7)

   (1)   Of which 4 had been approved for service by the FAA.
   (2)   Of which 15 had been approved for service by the FAA.
   (3)   Of which 24 had been approved to service by the FAA.
   (4)   Of which 30  had been approved to service by the FAA.
   (5)   Of which 31 had been approved to service by the FAA.
   (6) Of which 44 had been approved to service by the FAA. Includes 11 B-737 aircraft operated by AirTran Airways.
   (7)   Includes service offered by AirTran Airlines and AirTran Airways.

   As a result of the accident, the ensuing extraordinary review of the Company's operations by the FAA, the suspension of operations in June 1996 and the current and prospective FAA imposed limitation on the number of aircraft that may be operated by the Company, the Company's results for periods prior to May 11, 1996 are not necessarily reflective of the results to be expected in future periods. The Company's operations for 1996 and 1997 are also not reflective of future operations as a result of the suspension of operations for a significant portion of 1996, reduced service levels during fourth quarter 1996 and during 1997, incremental costs incurred to reinitiate service to certain markets and to reactivate aircraft taken out of service during the suspension of operations and due to the merger of Airways Corporation into the Company in November 1997. The Company's financial results for 1997 include the operations of Airways Corporation only from and after November 17, 1997, the date of the Merger. The following is a description of the costs incurred by category for the year ended December 31, 1997 compared to the years ended December 31, 1996 and 1995.

                                    Year Ended December 31, 1995
                                   -------------------------------
                                                 % of
                                     Amount    Revenues   Per ASM
                                   ----------  ---------  --------
                                     (000)

OPERATING REVENUES                  $367,757      100.0%     9.62c
                                    ========      =====     =====
EXPENSE CATEGORY

Flight Operations                   $ 16,273        4.4%     0.42c
Aircraft Fuel                         55,813       15.2      1.46
Maintenance                           47,330       12.9      1.24
Station Operations                    49,931       13.6      1.31
Passenger Services                    10,363        2.8      0.27
Marketing and Advertising              8,989        2.4      0.23
Sales and Reservations                31,156        8.5      0.81
General and Administrative            10,617        2.9      0.28
Employee Bonuses                      14,382        3.9      0.38
Depreciation                          15,148        4.1      0.40
Shutdown and Other Nonrecurring            0        0.0      0.00
Other expenses (income), net             (70)      (0.0)    (0.00)
                                    --------      -----     -----

Total Expenses                      $259,932       70.7%     6.80c
                                    ========      =====     =====


                                     Year Ended December 31, 1996
                                   ---------------------------------
                                                 % of
                                   Amount      Revenues   Per ASM
                                   ------      --------   -------

OPERATING REVENUES                  $219,636      100.0%     8.12c
                                    ========      =====     =====
EXPENSE CATEGORY

Flight Operations                   $ 16,479        7.5%     0.61c
Aircraft Fuel                         46,691       21.3      1.73
Maintenance                           49,500       22.5      1.83
Station Operations                    42,018       19.1      1.55
Passenger Services                     8,879        4.0      0.33
Marketing and Advertising              8,426        3.8      0.31
Sales and Reservations                18,378        8.4      0.68
General and Administrative            13,659        6.2      0.51
Employee Bonuses                       1,245        0.6      0.05
Depreciation                          17,551        8.0      0.65
Shutdown and Other Nonrecurring       67,994       31.0      2.51
Other expenses (income), net          (5,252)      (2.4)    (0.19)
                                    --------      -----     -----

Total Expenses                      $285,568      130.0%    10.57c
                                    ========      =====     =====

                                     Year Ended December 31, 1997
                                   ---------------------------------
                                                 % of
                                   Amount      Revenues   Per ASM
                                   ------      --------   -------

OPERATING REVENUES                  $211,456      100.0%     7.01c
                                    ========      ======     =====


EXPENSE CATEGORY

Flight Operations                   $ 22,260       10.5%     0.74c
Aircraft Fuel                         48,796       23.1      1.62
Maintenance                           76,502       36.2      2.53
Station Operations                    49,625       23.5      1.64
Passenger Services                     9,558        4.5      0.32
Marketing and Advertising             16,998        8.0      0.56
Sales and Reservations                19,025        9.0      0.63
General and Administrative            12,228        5.8      0.41
Employee Bonuses                         ---        ---       ---
Depreciation                          28,024       13.3      0.93
Shutdown and Other Nonrecurring       24,839       11.7      0.82
Rebranding expenses                    5,243        2.5      0.17
Other expenses (income), net          17,796        8.4      0.59
                                    --------      -----     -----

Total Expenses                      $330,894      156.5%    10.96c
                                    ========      =====     =====

OPERATING REVENUES
------------------

   Total operating revenues in 1997 were $211.5 million as compared to $219.6 million and $367.8 million for the years ending December 31, 1996 and 1995, respectively. The 3.7% decrease from 1996 to 1997 is primarily due to a 7.3% decrease in load factor. The decrease from 1995 to 1996 resulted from the Company's reduced service level and suspension of operations during the second and third quarters of 1996. The Company flew 3.0 billion ASMs in 1997 as compared to 2.7 billion ASMs and 3.8 billion ASMs in 1996 and 1995, respectively. The Company's load factors for 1997, 1996 and 1995 were 52.9%, 57.1% and 68.8%, respectively. The lower load factors in 1996 and 1997 were due in part to the 1996 accident and ensuing circumstances. Due to the eight-month lapse of the 10% excise tax during 1996, the Company's average fare in 1996 was $69.81 compared to $66.85 in 1997 and $68.10 in 1995.


EXPENSES
--------

   Flight operations expenses include all expenses related directly to the operation of the aircraft other than aircraft fuel, maintenance expenses and passenger services expenses. Expenses for hull insurance and compensation of pilots (exclusive of bonuses) are included in flight operations. Flight operations expenses were higher in total and on a per ASM basis for the year ended December 31, 1997 than 1996 due to an 11% increase in ASMs, the Company's change in compensation structure in September 1996 which reduced the percentage of compensation represented by bonuses and shifted the cost to base pay and a substantial increase in the cost of hull insurance effective October 1996. Flight operations expenses were higher in total and on a per ASM basis for 1996 compared to 1995 due to the extended period of time that the Company's operations were suspended, the additional training costs at restart, the change in compensation structure and the increase in hull insurance. In addition, certain flight administrative costs were also incurred during the period of suspension during 1996 with no ASMs being generated over which to spread the costs.

   Aircraft fuel expenses include both the direct costs of the fuel as well as the cost of delivering fuel into the aircraft. Fuel expense, on a per ASM basis, was lower for 1997 than 1996 due to the lower market price of fuel. Fuel cost in total increased 4.5% due to a 6.6% increase in consumption due to the increase in ASMs. The average price of fuel decreased 2.9% in 1997 from $0.71 per gallon to $0.69 per gallon. In 1996, fuel cost per gallon increased 18.3% to $0.71 per gallon up from $0.60 in 1995. The increase in the price per gallon of fuel in 1996 accounts for the 18% increase in fuel cost per ASM from 1995 to 1996.

   Maintenance expenses include all administrative costs of the maintenance department as well as normal recurring maintenance performed during the year. Most non-routine maintenance costs performed during the suspension of operations are included in the shutdown and nonrecurring expense line item. Maintenance expenses in 1997 were higher, in total and on a per ASM basis, than both 1996 and 1995 primarily due to a higher number of operating aircraft during the year. The number of aircraft in service at December 31, 1997 was 44 as compared to 15 at December 31, 1996. Maintenance expenses for the year ended December 31, 1996 were higher, on a per ASM basis, than 1995 due to the suspension of operations during the second and third quarters of 1996 and the reduced level of service once the Company was able to resume operations. During 1996, the Company had a lower aircraft utilization rate, which resulted in the spreading of certain fixed costs over fewer ASMs and block hours. Certain maintenance administrative costs were also incurred during the period of the suspension of operations during 1996 with no ASMs being generated over which to spread these costs causing a higher cost per ASM in 1996 than 1995.

   Station operations expenses include all expenses incurred at the airports, as well as station operations administration and liability insurance. Station operations expenses were higher, on a per ASM basis, for the years ended December 31, 1997 and 1996 than in 1995 due largely to the reduced number of ASMs flown, the suspension of operations and inefficiencies generated from restarting operations. Many of the station facilities were not fully utilized during the fourth quarter of 1996 and during a portion of 1997 due to the limited operations. Of the 31 stations operated by the Company prior to its suspension of operations, 15 were restarted during 1996 and eight during 1997. Certain facility rental expenses related to non-operating stations as a result of the suspension of operations, are included in shutdown and other nonrecurring expenses. Other factors contributing to a higher 1997 station operations expense were an increase in insurance costs as of October 1, 1996 and an approximate 5% increase in labor rates. Certain station operations administrative costs were also incurred during the suspension of operations during 1996 with no ASMs being generated over which to spread these costs.

   Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. Passenger service cost in 1997 was relatively flat, on a per ASM basis, compared to 1996. The increase in passenger services expenses for 1996, on a per ASM basis, over 1995 is due to the restructuring of the compensation policy as it relates to flight attendants. The flight attendants' salary levels were adjusted upward and the regular quarterly bonus portion of their compensation was eliminated. This change caused the department expense to be higher while reducing the amount of bonus expense.

   Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. The increase in 1997, as a percentage of revenue, compared to 1996 was due to the aggressive marketing campaign in the fourth quarter of 1997 to introduce the Company's new business class product combined with a cost reduction effort in 1996 after the accident. Marketing and advertising expenses for 1996, as a percentage of revenue, were higher than 1995 due to the additional advertising costs incurred at the resumption of operations being spread over a reduced revenue base caused by lower service levels and load factors. Certain marketing administrative costs were also incurred during the period of the suspension of operations during 1996 with no ASMs being generated over which to spread these costs.

   Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees, ARC processing fees and travel agency commissions. Sales and reservations expenses, as a percentage of revenue, increased in 1997 to 9.0% of revenues due to the fact that the Company joined the Airline Reporting Corporation

(ARC) in September 1997 to process all of its ARC member travel agency bookings. Sales and reservations expenses were 8.4% and 8.5% of revenues for 1996 and 1995, respectively.

   General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for legal expenses, bad debts, accounting and other miscellaneous expenses. General and administrative costs for 1997 decreased 10.5% from 1996 due to significantly reduced legal fees. The increase of 28.7% in general and administrative expense in 1996 compared to 1995 was due to the shift in compensation structure to one based to a lesser extent on bonuses and also due to increased legal fees incurred from various matters related to the accident.

   The Company did not pay bonuses during 1997 as a result of generating operating losses for the year. The decrease in bonus expense in 1996 reflected the change in salary structure as of September 1996 to less of a bonus based structure and the fact that the Company had a net loss from the second quarter 1996 through the end of the year.

   Depreciation expense includes depreciation on aircraft and ground equipment. Start-up and route development costs are expensed as incurred. Depreciation expense for the year ended December 31, 1997 was higher than each of the previous two years due to the return to operating status of aircraft which were previously idled or held for disposition and due to additional capital spending primarily to purchase and install hush kits to meet Stage 3 noise requirements. Depreciation on idled aircraft, as a result of the suspension of operations and reduced operations, was recorded in shutdown and other nonrecurring expenses. All of these aircraft were reactivated during 1997. During 1996, the Company made the decision to ground and dispose of certain idled aircraft. Subsequent to the decision to sell or lease out such aircraft, no depreciation was recorded on those aircraft held for sale. During 1997, as a result of the Merger, the Company's management decided to return these aircraft to service. The aircraft were reclassified to flight equipment and will continue to be depreciated over their remaining useful lives.

   Shutdown and other nonrecurring expenses in 1997 and 1996 include costs associated with the loss of Flight 592, excess operating costs related to the reduced schedule from May 19, 1996 to June 17, 1996, the suspension of operations from June 17, 1996 to September 29, 1996 and the reduced schedule from September 30, 1996 to December 31, 1997. Such costs consisted of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, related inspection costs and maintenance in excess of normal operating maintenance. In addition, depreciation on grounded aircraft in 1996 and 1997, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations from May through December 1997 are included in shutdown and other nonrecurring expenses. Personnel costs include full wages, salaries and benefits that were provided to idled employees during the reduction and suspension of operations. The 63.5% decrease in shutdown and other nonrecurring expenses is primarily due to the resumption of operations in September 1996 and the related increasing service levels. No significant shutdown expenses are expected to be incurred going forward.

     A summary of such costs is as follows (in thousands):

                                             Year ended December 31
                                                  1997     1996
                                                 ------  -------
Maintenance                                     $15,380  $27,750
Legal and other                                   6,318   16,181
Depreciation                                      3,141   11,054
Facilities rental                                   ---    6,114
Wages, salaries and benefits,
     excluding maintenance                          ---    4,895
FAA remediation                                     ---    2,000
                                                -------  -------
                                                $24,839  $67,994
                                                =======  =======


     No accrual was provided for costs to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities as such costs will be recognized as they are incurred.

   Rebranding expenses include costs incurred in 1997 related to the renaming of the airline. The rebranding expenses emanated from the merger with Airways Corporation, the parent company of AirTran Airways, Inc., which was announced in July and consummated in November 1997 and the Company's decision to change the name of its operating subsidiary to "AirTran Airlines" in September 1997. These costs primarily include changing the signage, uniforms, information systems and advertising. No significant rebranding expenses are expected to be incurred going forward.

   Other expenses (income), net includes interest income and interest expense as well as certain property transactions. Net interest expense increased 21.6% in 1997 due to the issuance of $80.0 million, 10.5% senior notes due 2001 to refinance previous outstanding debt and due to reduced interest income as a result of reduced cash available for investment. During 1996, interest expense exceeded interest income by approximately $14.5 million due to increasing debt levels attributable to the acquisition of aircraft and the completion of the issuance of $150.0 million 10.25 % senior notes due 2001. During 1996, the Company also recognized $13.0 million of income as an arrangement fee for aircraft transfers, a $2.8 million gain from insurance recovery and a $3.9 million gain on the sale of aircraft.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   For the year ended December 31, 1997, operating activities used $15.6 million of cash flow. Capital expenditures used $30.3 million primarily for the acquisition and installation of hush kits and Boeing 717 advanced purchase deposits. During 1997, the Company generated $3.6 million from the disposal of property and equipment. The Company also used $11.7 million making preacquisition advances to Airways Corporation. Financing activities used $9.6 million as a result of $83.1 million in debt payments offset by $72.5 million in proceeds received from debt issuance.

   As of December 31, 1997, the Company had cash and cash equivalents of approximately $86.0 million compared to $150.0 million in 1996 and working capital of $25.9 million compared to $168.6 million in 1996. The Company also had approximately $8.9 million of income tax receivable which it expects to receive during the second or third quarter of 1998. There can be no assurance that the Internal Revenue Service will not dispute or delay this refund.

   As of December 31, 1997, the Company's operating fleet consisted of 33 McDonnell Douglas DC-9-30 aircraft and 11 Boeing 737-200 aircraft. During 1996, the Company sold its remaining McDonnell Douglas MD-80 aircraft and DC-9-21 aircraft. The Company currently leases two DC-9-30 aircraft to other carriers and has seven aircraft being reactivated from non-operating status.

   The Company has contracted with Boeing (successor to McDonnell Douglas) for the purchase of 50 B-717-200 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. Approximately $67.2 million of this amount will be paid in progress payments during 1998 and 1999. The balance of the purchase price after all progress payments will be paid upon delivery of each aircraft. If the Company exercises its option to acquire up to an additional 50 B-717-200 aircraft, additional payments could be required beginning in 1998. The Company expects to finance at least 80% of the cost of each of these aircraft. Although Boeing has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the assistance to be provided by Boeing, aircraft related debt financing should be available when needed. There is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

   The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next two years. By December 31, 1998, 75% of the Company's aircraft must be brought into compliance with Stage 3 requirements and by December 31, 1999, full compliance is required. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft or disposing of Stage 2 aircraft and by acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $53.6 million for its remaining non-hushed DC-9-30 and B-737-200 aircraft. Any disposition of Stage 2 aircraft would reduce this obligation. The Company may be able to finance a portion of the cost of these hush kits and plans to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on such loans out of cash flow generated from operations during the term of the financing.
The phase-in period for full compliance with Stage 3 (until December 31, 1999) and the expected terms of financing, if available, should allow the Company to spread the payments for Stage 3 compliance over a number of years.

   As of December 31, 1997, the Company's debt related to asset financing totaled $100.7 million, with respect to which the Company's aircraft and certain other equipment are pledged as security. Included in such amount is $80.0 million of the Company's 10.5% senior secured notes due 2001 under which interest is payable semi-annually. In addition, the Company has $150 million of
10.25 % senior unsecured notes outstanding. The principal balance of the senior notes is due in 2001 and interest is payable semi-annually. All of the Company's debt has final maturities ranging from 1998 to 2002 with scheduled debt payments as follows: 1998--$9.5 million, 1999--$5.7 million, 2000--$4.0 million, 2001--$231.1 million, 2002 --$418,000.

   Certain debt bears interest at fixed rates ranging from 5.85% to 13% per annum and is repayable in consecutive monthly or quarterly installments over a
four- to seven-year period.   Certain other notes with an aggregate unpaid
principal balance of approximately $6.3 million as of December 31, 1997 have a variable rate of interest based on the London interbank offered rate (LIBOR) plus 1.75% to 3.75%

   As a result of the accident and suspension of operations, several class action suits have been filed by stockholders against the Company and various officers and directors alleging, among other things, misrepresentations under applicable securities laws. The plaintiffs seek unspecified damages based upon the decrease in market value of shares of the Company's stock. Although management of the Company intends to defend these actions vigorously and believes that the suits are without merit, any litigation contains elements of uncertainty and there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

   Numerous lawsuits have also been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. The Company's insurance carrier has assumed defense of these lawsuits under a reservation of rights. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might exist. As a result, no accruals for losses or the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance per occurrence with a major group of independent insurers that provide facilities for all forms of aviation insurance for many major airlines. Although the Company believes, based on the information currently available to it, that such coverage is sufficient to cover claims associated with this accident and that the insurers have sufficient financial strength to pay claims, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.

   The Company's internal computer software and computerized operating systems were developed in conjunction with the commencement of the Company's business in 1993 and were initially designed to take into consideration the Year 2000 issue. Nevertheless, the Company has implemented a Year 2000 compliance program to ensure that the Company's computer systems and applications will perform properly beyond 1999. In addition to the internal review, the Company has received assurance from its major computer system vendors that their applications are Year 2000 compliant. The Company believes that the Year 2000 issue will not pose any significant operational problems. Maintenance or modification costs associated with making existing changes, if needed, will be expensed as incurred.

   The Company's business relies on government agencies and other third parties (e.g., Department of Transportation, Federal Aviation Administration, airport authorities, data suppliers). The ability of third parties, upon whom the Company relies, to adequately address their Year 2000 issues is outside the Company's control. There can be no assurance that the systems of the third parties will be modified on a timely basis. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of those systems and applications, licensed to or operated for third parties, or operated by other parties to properly operate on dates beyond 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

   Not required to be included.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

   None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

   The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 14, 1998, which Proxy Statement is to be filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

   The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 14, 1998, which Proxy Statement is to be filed with the Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

   The information required by this Item is incorporated herein by reference to the data under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 14, 1998, which Proxy Statement is to be filed with the Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

   The information required by this Item is incorporated herein by reference to the data under the heading "CERTAIN TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 14, 1998, which Proxy Statement is to be filed with the Commission.


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

         3.  Filing of Exhibits:

              Exhibit 23 - Consent of Independent Auditors
              Exhibit 27 - Financial Data Schedule

   (b) During fourth quarter 1997, the Registrant filed a current report on Form 8-K dated as of November 17, 1997, to report the merger of Airways Corporation with and into the Registrant.

   (c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No. and Description
---------------------------

3.1   Articles of Incorporation. (1)
3.2   Bylaws.  (As amended on November 17, 1997).
4.1   See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as
      Exhibit 3.2
4.2 Agreement and Plan of Merger among the Registrant, ValuJet Airlines, Inc. and VJET Acquisition, Inc. (1)
4.3 Plan of Reorganization and Agreement of Merger dated July 10, 1997, between ValuJet, Inc. and Airways Corporation. (2)
4.4 Plan of Merger dated July 10, 1997, between ValuJet, Inc. and Airways Corporation. (2)
4.5 Amendment to Plan of Reorganization and Agreement of Merger between ValuJet, Inc. and Airways Corporation. (2)
4.6   Amendment to Plan of Merger between ValuJet, Inc. and Airways
      Corporation.  (2)
4.7 Indenture dated as of April 17, 1996, among the Company, its subsidiaries and Bank of Montreal Trust Company, as Trustee. (3)
4.8 Exchange and Registration Rights Agreement dated as of April 17, 1996, between the Company and Goldman, Sachs & Co. (3)
4.9   First Supplemental Indenture dated August 26, 1996, among the Company, its subsidiaries, Bank of Montreal Trust Company and Fleet National Bank.
4.10  Second Supplemental Indenture dated August 5, 1997, among the Company, its subsidiaries and State Street Bank and Trust.
4.11 Indenture dated as of August 13, 1997, among the Company, ValuJet Airlines, Inc., its subsidiaries and The Bank of New York, as
      Trustee.  (4)
4.12 Registration Rights Agreement dated as of August 13, 1997, among the Company, ValuJet Airlines, Inc. and UBS Securities, LLC. (4)
10.1 Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan. (5)(6)

10.2  ValuJet Airlines, Inc. 1993 Incentive Stock Option Plan.  (5)(6)
10.3  ValuJet Airlines, Inc. 1994 Stock Option Plan. (5)(6)
10.4 Director Noncompete Agreement dated as of May 18, 1994, between ValuJet Airlines, Inc. and Don L. Chapman. (5)(6)
10.5  Hush Kit Purchase and Aircraft Modification Contract dated as of
      June 1, 1994, between ABS Partnership and ValuJet Airlines, Inc. (7)
10.6  DC-9-32 Hushkit Financing Facility dated December 2, 1994. The
      Commission has granted confidential treatment with respect to certain portions of this Agreement. (8)
10.7  ValuJet Airlines, Inc. 401(k) Plan Adoption Agreement. (8)
10.8  ValuJet Airlines, Inc. 1995 Employee Stock Purchase Plan. (9)
10.9 Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement. (10)
10.10 Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport. (10)
10.11 Consent Order in the Matter of ValuJet Airlines, Inc. with United States Department of Transportation, Federal Aviation Administration. (11)
10.12 ValuJet, Inc. 1996 Stock Option Plan.  (12)
10.13 Employment letter dated October 28, 1996, between ValuJet Airlines, Inc. and D. Joseph Corr. (6) (12)
10.14 Code Share Agreement dated September 24, 1997, between AirTran Airways, Inc. and ValuJet Airlines, Inc. (2)
10.15 Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy. (6)
10.16 Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan. (6)
10.17 Airways Corporation 1995 Stock Option Plan.  (13)
10.18 Airways Corporation 1995 Directors Stock Option Plan.  (13)
10.19 Lease of headquarters in Orlando, Florida, dated November 14, 1995. (14)
10.20 Orlando International Lease and Use Agreement. (15)
10.21 Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989. (16)
10.22 Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990. (16)
10.23 Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and AirTran Airways, Inc. dated January 25, 1996. (16)
10.24 Severance Compensation Agreement dated February 18, 1997, between Airways Corporation and Robert D. Swenson.
21    Subsidiaries of the Registrant.
23    Consent of Independent Auditors.
27    Financial Data Schedule.
---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995, and amendments thereto.

(2) Incorporated by reference to the Company's Registration Statement Form S-4, registration number 333-33837, filed with the Commission on August 18, 1997, and amendments thereto.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 0-26914, filed with the Commission on May 3, 1996.

(4) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-37487, filed with the Commission on October 9, 1997, and amendments thereto.

(5) Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994, and amendments thereto.

(6) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-24164, filed with the Commission on August 4, 1994.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 0-24164, filed with the Commission on March 31, 1995, and amendment thereto.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-26914, filed with the Commission on March 29, 1996.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0-26914, filed with the Commission on August 14, 1996.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-26914, filed with the Commission on March 31, 1997.

(13) Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.

(14) Incorporated by reference to Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.

(15) Incorporated by reference to Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.

(16) Incorporated by reference to Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.

  (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AIRTRAN HOLDINGS, INC.



                               By:  /s/ D. Joseph Corr
                                  ----------------------
                                   D. Joseph Corr,
                                   President and
                                   Chief Executive Officer

                               Date:   March 19, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 /s/ D. Joseph Corr                               March 19, 1998
----------------------------------------
D. Joseph Corr, President (Chief
Executive Officer) and Director


 /s/ David W. Lancelot                               March 19, 1998
----------------------------------------
David W. Lancelot, Controller (Principal
Accounting Officer)


/s/ Don L. Chapman                                March 19, 1998
----------------------------------------
Don L. Chapman, Director


                                                  March ___, 1998
----------------------------------------
John K. Ellingboe, Director

 /s/ Lewis H. Jordan                              March 19, 1998
----------------------------------------
Lewis H. Jordan, Director


/s/ Robert C. Pohlad                              March 19, 1998
----------------------------------------
Robert C. Pohlad, Director


/s/ Robert L. Priddy                              March 19, 1998
----------------------------------------
Robert L. Priddy, Director


                                                  March ___, 1998
----------------------------------------
Robert D. Swenson, Director

                                 EXHIBIT INDEX
                                 -------------

Exhibit No. and Description
---------------------------

3.1   Articles of Incorporation. (1)
3.2   Bylaws.  (As amended on November 17, 1997).
4.1   See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as
      Exhibit 3.2
4.2 Agreement and Plan of Merger among the Registrant, ValuJet Airlines, Inc. and VJET Acquisition, Inc. (1)
4.3 Plan of Reorganization and Agreement of Merger dated July 10, 1997, between ValuJet, Inc. and Airways Corporation. (2)
4.4 Plan of Merger dated July 10, 1997, between ValuJet, Inc. and Airways Corporation. (2)
4.5 Amendment to Plan of Reorganization and Agreement of Merger between ValuJet, Inc. and Airways Corporation. (2)
4.6   Amendment to Plan of Merger between ValuJet, Inc. and Airways
      Corporation.  (2)
4.7 Indenture dated as of April 17, 1996, among the Company, its subsidiaries and Bank of Montreal Trust Company, as Trustee. (3)
4.8 Exchange and Registration Rights Agreement dated as of April 17, 1996, between the Company and Goldman, Sachs & Co. (3)
4.9   First Supplemental Indenture dated August 26, 1996, among the Company, its subsidiaries, Bank of Montreal Trust Company and Fleet National Bank.
4.10  Second Supplemental Indenture dated August 5, 1997, among the Company, its subsidiaries and State Street Bank and Trust.
4.11 Indenture dated as of August 13, 1997, among the Company, ValuJet Airlines, Inc., its subsidiaries and The Bank of New York, as
      Trustee.  (4)
4.12 Registration Rights Agreement dated as of August 13, 1997, among the Company, ValuJet Airlines, Inc. and UBS Securities, LLC. (4)
10.1 Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan. (5)(6)
10.2  ValuJet Airlines, Inc. 1993 Incentive Stock Option Plan.  (5)(6)
10.3  ValuJet Airlines, Inc. 1994 Stock Option Plan. (5)(6)
10.4 Director Noncompete Agreement dated as of May 18, 1994, between ValuJet Airlines, Inc. and Don L. Chapman. (5)(6)
10.5  Hush Kit Purchase and Aircraft Modification Contract dated as of
      June 1, 1994, between ABS Partnership and ValuJet Airlines, Inc. (7)
10.6  DC-9-32 Hushkit Financing Facility dated December 2, 1994. The
      Commission has granted confidential treatment with respect to certain portions of this Agreement. (8)
10.7  ValuJet Airlines, Inc. 401(k) Plan Adoption Agreement. (8)
10.8  ValuJet Airlines, Inc. 1995 Employee Stock Purchase Plan. (9)
10.9 Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this
      Agreement. (10)
10.10 Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport. (10)
10.11 Consent Order in the Matter of ValuJet Airlines, Inc. with United States Department of Transportation, Federal Aviation Administration. (11)
10.12 ValuJet, Inc. 1996 Stock Option Plan.  (12)
10.13 Employment letter dated October 28, 1996, between ValuJet Airlines, Inc. and D. Joseph Corr. (6) (12)
10.14 Code Share Agreement dated September 24, 1997, between AirTran Airways, Inc. and ValuJet Airlines, Inc. (2)
10.15 Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy. (6)

10.16 Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan. (6)
10.17 Airways Corporation 1995 Stock Option Plan.  (13)
10.18 Airways Corporation 1995 Directors Stock Option Plan.  (13)
10.19 Lease of headquarters in Orlando, Florida, dated November 14, 1995. (14)
10.20 Orlando International Lease and Use Agreement. (15)
10.21 Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989. (16)
10.22 Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement
      by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990. (16)
10.23 Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and AirTran Airways, Inc. dated January 25, 1996. (16)
10.24 Severance Compensation Agreement dated February 18, 1997, between Airways Corporation and Robert D. Swenson.
21    Subsidiaries of the Registrant.
23    Consent of Independent Auditors.
27    Financial Data Schedule.
---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995, and amendments thereto.

(2) Incorporated by reference to the Company's Registration Statement Form S-4, registration number 333-33837, filed with the Commission on August 18, 1997, and amendments thereto.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 0-26914, filed with the Commission on May 3, 1996.

(4) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-37487, filed with the Commission on October 9, 1997, and amendments thereto.

(5) Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994, and amendments thereto.

(6) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-24164, filed with the Commission on August 4, 1994.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 0-24164, filed with the Commission on March 31, 1995, and amendment thereto.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-26914, filed with the Commission on March 29, 1996.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0-26914, filed with the Commission on August 14, 1996.

(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-26914, filed with the Commission on March 31, 1997.

(13) Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.

(14) Incorporated by reference to Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.

(15) Incorporated by reference to Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.

(16) Incorporated by reference to Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.

                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

             LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES
                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 1997


                            AirTran Holdings, Inc.

                               Orlando, Florida

                            AirTran Holdings, Inc.



The following consolidated financial statements of AirTran Holdings, Inc. are included in Item 8:

                                   CONTENTS

Consolidated balance sheets - December 31, 1997 and 1996.................. F-4

Consolidated statements of operations - Years
     ended December 31, 1997, 1996, and 1995.............................. F-5

Consolidated statements of stockholders' equity - Years ended
     December 31, 1997, 1996, and 1995.................................... F-6

Consolidated statements of cash flows - Years ended
     December 31, 1997, 1996, and 1995.................................... F-7

Notes to consolidated financial statements - December 31, 1997............ F-8

The following consolidated financial statements schedule of AirTran Holdings, Inc. is included in Item 14(d):

     Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors


The Stockholders and Board of Directors
AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         ERNST & YOUNG LLP

Atlanta, Georgia
February 13, 1998

                            AirTran Holdings, Inc.
                          Consolidated Balance Sheets

                                                             December 31
                                                        1997             1996
                                                     ---------         --------
                                                        (In thousands, except
                                                      share and per share data)
ASSETS
Current assets:
  Cash and cash equivalents                          $  86,025         $150,013
  Restricted cash                                        5,965              --
  Accounts receivable, less allowance
    of $1,354 and $838 at December 31, 1997
    and 1996, respectively                               5,660            7,015
  Income tax receivable                                  8,862           36,440
  Inventories of parts and supplies                     11,650            6,607
  Prepaid expenses                                       2,811            8,067
  Assets held for disposition                              --            42,060
  Other current assets                                   3,079              839
                                                     ---------         --------
Total current assets                                   124,052          251,041
Property and equipment:
  Flight equipment                                     257,619          174,535
  Other property and equipment                          29,268           17,957
  Deposits on flight equipment purchase contracts       22,101           14,535
                                                     ---------         --------
                                                       308,988          207,027
  Less accumulated depreciation                        (74,643)         (44,455)
                                                     ---------         --------
                                                       234,345          162,572
Cost in excess of net assets acquired                   57,776              --
Debt issuance costs                                      9,863            3,574
Other assets                                             7,828              --
                                                     ---------         --------
Total assets                                         $ 433,864         $417,187
                                                     =========         ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  12,215         $  3,222
  Accrued liabilities                                   61,574           22,719
  Air traffic liability                                 14,916            3,814
  Deferred tax liability                                   --             1,298
  Current maturities of long-term debt                   9,461           33,246
  Debt on assets held for disposition                      --            18,188
                                                     ---------         --------
Total current liabilities                               98,166           82,487
Long-term debt less current maturities                 241,251          193,272
Deferred income taxes payable                              --            18,029
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - none
  Common stock, $.001 par value:
    Authorized shares - 1,000,000,000
    Issued and outstanding - 64,312,207 and
    54,875,610 at December 31, 1997 and
    1996, respectively                                      64               55
  Additional paid-in capital                           144,937           77,235
  (Accumulated deficit) retained earnings              (50,554)          46,109
                                                     ---------         --------
Total stockholders' equity                              94,447          123,399
                                                     ---------         --------
Total liabilities and stockholders' equity           $ 433,864         $417,187
                                                     =========         ========

See accompanying notes.

                            AirTran Holdings, Inc.

                     Consolidated Statements of Operations

                                               YEAR ENDED DECEMBER 31

                                         1997           1996           1995
                                      ---------       --------      ---------
                                        (In thousands, except per share data)
Operating revenues:
  Passenger                           $ 200,939       $209,707      $ 352,575
  Cargo                                   2,250          2,969          4,874
  Other                                   8,267          6,960         10,308
                                      ---------       --------      ---------
Total operating revenues                211,456        219,636        367,757

Operating expenses and other, net:
  Flight operations                      22,260         16,479         16,273
  Aircraft fuel                          48,796         46,691         55,813
  Maintenance                            76,502         49,500         47,330
  Station operations                     49,625         42,018         49,931
  Passenger services                      9,558          8,879         10,363
  Marketing and advertising              16,998          8,426          8,989
  Sales and reservations                 19,025         18,378         31,156
  General and administrative             12,228         13,659         10,617
  Employee bonus                            --           1,245         14,382
  Depreciation and amortization          28,024         17,551         15,148
  Arrangement fee for aircraft
    transfers                               --         (13,036)           --
  Gain on insurance recovery                --          (2,815)        (1,094)
  Loss (gain) on sale of property           124         (3,935)           --
  Shutdown and other nonrecurring
    expenses                             24,839         67,994            --
  Rebranding expenses                     5,243            --             --
                                      ---------       --------      ---------
Total operating expenses and other,
  net                                   313,222        271,034        258,908
                                      ---------       --------      ---------
Operating (loss) income                (101,766)       (51,398)       108,849

Interest expense (income):
  Interest expense                       24,331         22,186          6,579
  Interest income                        (6,659)        (7,652)        (5,555)
                                      ---------       --------      ---------
Total interest expense, net              17,672         14,534          1,024
                                      ---------       --------      ---------

(Loss) income before income taxes      (119,438)       (65,932)       107,825
Income tax (benefit) expense            (22,775)       (24,463)        40,062
                                      ---------       --------      ---------
Net (loss) income                     $ (96,663)      $(41,469)     $  67,763
                                      =========       ========      =========

Basic (loss) earnings per share       $   (1.72)      $  (0.76)     $    1.24
                                      =========       ========      =========
Diluted (loss) earnings per share     $   (1.72)      $  (0.76)     $    1.13
                                      =========       ========      =========


See accompanying notes.

                            AirTran Holdings, Inc.

                Consolidated Statements of Stockholders' Equity
[CAPTION]

                                               COMMON STOCK                  NOTES
                                       ----------------------------------  RECEIVABLE      RETAINED
                                                               ADDITIONAL     FROM         EARNINGS          TOTAL
                                                                PAID-IN      COMMON      (ACCUMULATED    STOCKHOLDERS'
                                       SHARES      AMOUNT       CAPITAL     STOCK SALE      DEFICIT)         EQUITY
                                       ------      ------      ----------  -----------   ------------    -------------
                                                                       (In thousands)
Balance at January 1, 1995             53,217       $ 532       $ 72,970      $ (200)       $ 19,815        $ 93,117
  Issuance of common stock for
    exercise of options                 1,337          13            383          --             --              396
  Issuance of common stock under
    stock purchase plan                     2         --              39          --             --               39
   Change in par value                    --         (490)           490          --             --              --
   Accrued compensation related
    to stock options                      --          --             550          --             --              550
   Payments on notes receivable
    from common stock sale                --          --             --           200            --              200
   Net income                             --          --             --           --          67,763          67,763
                                       ------       -----       --------      ------        --------        --------
Balance at December 31, 1995           54,556          55         74,432          --          87,578         162,065
   Issuance of common stock
    for exercise of options               311         --             836          --             --              836
   Issuance of common stock under
    stock purchase plan                     9         --             113          --             --              113
   Accrued compensation related
    to stock options                      --          --           1,854          --             --            1,854
   Net loss                               --          --             --           --         (41,469)        (41,469)
                                       ------       -----       --------      ------        --------        --------
Balance at December 31, 1996           54,876          55         77,235          --          46,109         123,399
   Issuance of common stock
    for exercise of options               317         --             904          --             --              904
   Issuance of common stock
    under stock purchase plan              24         --             143          --             --              143
   Issuance of common stock and
    stock options to acquire
    business                            9,095           9         66,655          --             --           66,664
   Net loss                               --          --             --           --         (96,663)        (96,663)
                                       ------       -----       --------      ------        --------        --------
Balance at December 31, 1997           64,312       $  64       $144,937      $   --        $(50,554)       $ 94,447
                                       ======       =====       ========      ======        ========        ========

See accompanying notes.

                            AirTran Holdings, Inc.

                     Consolidated Statements of Cash Flows

                                                                                      YEAR ENDED DECEMBER 31
                                                                                  1997         1996          1995
                                                                                --------     --------     ---------
                                                                                          (In thousands)
OPERATING ACTIVITIES
Net (loss) income                                                               $(96,663)    $(41,469)    $  67,763
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
  Depreciation and amortization                                                   32,500       29,165        15,148
  Provision for uncollectible accounts                                             2,895        3,638         3,160
  Deferred income taxes                                                          (13,221)       8,925         7,390
  Gain on disposal of flight equipment                                              (124)      (6,749)       (1,094)
  Changes in operating assets and liabilities:
   Restricted cash                                                                 4,480            -             -
   Accounts receivable                                                             1,120        1,422        (7,705)
   Other current assets                                                            3,463       (6,149)       (6,644)
   Other assets                                                                     (541)           -             -
   Accounts payable and accrued liabilities                                       28,879      (14,355)       23,738
   Air traffic liability                                                             153      (18,408)       12,614
   Income taxes payable                                                           21,472      (36,466)         (582)
                                                                                --------     --------     ---------
Net cash (used in) provided by operating activities                              (15,587)     (80,446)      113,788

INVESTING ACTIVITIES
Purchases of property and equipment                                              (30,349)    (127,570)     (142,128)
Proceeds from disposal of equipment                                                3,595       97,598         3,000
Cash paid for acquisition, net of cash acquired                                     (364)           -             -
Preacquisition advance to Airways Corporation                                    (11,681)           -             -
                                                                                --------     --------     ---------
Net cash used in investing activities                                            (38,799)     (29,972)     (139,128)

FINANCING ACTIVITIES
Notes receivable                                                                       -            -         5,500
Payment received on notes receivable from common stock sale                            -            -           200
Issuance of long-term debt                                                        72,493      224,497        73,708
Proceeds from sale of common stock                                                 1,047          950           436
Payment of long-term debt                                                        (83,142)     (92,963)      (11,634)
                                                                                --------     --------     ---------
Net cash (used in) provided by financing activities                               (9,602)     132,484        68,210
                                                                                --------     --------     ---------
Net (decrease) increase in cash and cash equivalents                             (63,988)      22,066        42,870
Cash and cash equivalents at beginning of year                                   150,013      127,947        85,077
                                                                                --------     --------     ---------
Cash and cash equivalents at end of year                                        $ 86,025     $150,013     $ 127,947
                                                                                ========     ========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - CASH
 PAID DURING THE YEAR FOR
Income taxes (refunded) paid                                                   $ (31,124)   $   4,041     $  32,770
                                                                                ========     ========     =========
Interest, net of amounts capitalized                                           $  22,776    $  19,412     $   6,592
                                                                                ========     ========     =========

NONCASH INVESTING ACTIVITIES
Fair value of assets acquired                                                  $  45,709    $       -     $       -
Cost in excess of assets acquired                                                 58,029            -             -
Liabilities assumed                                                              (36,710)           -             -
Fair value of common stock and options issued                                    (66,664)           -             -
                                                                                --------     --------     ---------
Net cash paid for acquisition                                                   $    364     $      -     $       -
                                                                                ========     ========     =========

See accompanying notes.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

                               December 31, 1997


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

ValuJet, Inc. formed VJET Acquisition, Inc. as its wholly-owned subsidiary. Pursuant to a Plan and Agreement of Merger ("the Merger"), VJET Acquisition, Inc. was merged into ValuJet Airlines, Inc. with ValuJet Airlines, Inc. being the surviving corporation. In connection with the Merger, each outstanding share of Common Stock, $.01 par value per share, of ValuJet Airlines, Inc. was converted into and became the right to receive one share of Common Stock, $.001 par value per share, of ValuJet, Inc., and the shares of Common Stock of VJET Acquisition, Inc. owned by ValuJet, Inc. were converted into shares of Common Stock of ValuJet Airlines, Inc. The shares of Common Stock of ValuJet, Inc. owned by ValuJet Airlines, Inc. were canceled. Therefore, the then current stockholders of ValuJet Airlines, Inc. became stockholders of ValuJet, Inc., and ValuJet Airlines, Inc. became a wholly-owned subsidiary of ValuJet, Inc. Each of the former stockholders of ValuJet Airlines, Inc. has exactly the same proportionate interest in ValuJet, Inc. as they had in ValuJet Airlines, Inc. prior to the Merger.

Pursuant to a Plan of Reorganization and Agreement of Merger, the Company acquired Airways Corporation ("Airways") on November 17, 1997 through a merger of Airways with and into the Company ("the Airways Merger"). In connection with the Airways Merger, each outstanding share of Common Stock, $.01 par value per share, of Airways was converted into and became the right to receive one share of Common Stock, $.001 par value per share, of ValuJet, Inc. Therefore, the then current shareholders of Airways became stockholders of ValuJet, Inc., and AirTran Airways, Inc. ("AirTran Airways"), Airways' wholly-owned subsidiary, became a wholly-owned subsidiary of ValuJet, Inc. In connection with the Airways Merger, the Company changed its name to AirTran Holdings, Inc. and changed the name of ValuJet Airlines, Inc. to AirTran Airlines, Inc. ("AirTran Airlines"). See Note 2.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REORGANIZATION AND PRINCIPLES OF CONSOLIDATION (CONTINUED)

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

The Company offers affordable, point-to-point scheduled air transportation and cargo service, serving short-haul markets primarily in the eastern United States.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash primarily represents amounts escrowed relating to AirTran Airways' air traffic liability.

ACCOUNTS RECEIVABLE

Accounts receivable are due primarily from major credit card processors and travel agents. These receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES OF PARTS AND SUPPLIES

Spare parts, materials and supplies are stated at cost using the first-in, first-out method (FIFO). These items are charged to expense when issued for use. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of cost. Flight equipment is depreciated to its residual values, estimated at 10-20%, using the straight-line method over seven to ten years. Other property and equipment is depreciated over three years.

COST IN EXCESS OF NET ASSETS ACQUIRED

Cost in excess of net assets acquired represents the excess of cost over fair value of the net assets of Airways Corporation and is being amortized on the straight-line method over 30 years. Accumulated amortization at December 31, 1997 was approximately $253,000.

The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of cost in excess of net assets acquired, the Company would record an impairment loss in the period such determination is made based on the fair value of the related business.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED INTEREST

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at the Company's weighted average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. In 1997 and 1996, approximately $1,555,000 and $1,212,000 of interest cost was capitalized, respectively. No interest was capitalized in 1995.

AIRCRAFT AND ENGINE MAINTENANCE

The Company accounts for airframe and aircraft engine overhaul costs using the direct-expensing method. Overhauls are performed on a continuous basis and the cost of overhauls and routine maintenance costs for aircraft and engine maintenance are charged to maintenance expense as incurred.

ADVERTISING COSTS

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $13,087,000, $6,261,000 and $8,038,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

REVENUE RECOGNITION

Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

ARRANGEMENT FEE FOR AIRCRAFT TRANSFERS

During 1996, the Company sold its contractual purchase commitments with respect to certain aircraft to other entities for approximately $17,000,000 which, net of related deposits, resulted in income of approximately $13,000,000. This amount is reflected as Arrangement Fee for Aircraft Transfers in the accompanying statement of operations. The Company has no further obligations with respect to these purchase commitments.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REBRANDING EXPENSES

Rebranding expenses represent costs incurred in connection with the Company's name change such as costs for advertising, new signs, uniforms and conforming information systems.

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting
                                                                   ----------
for Income Taxes.
----------------

PREOPERATING COSTS

The costs of routine development of new routes and the pre-operating costs incurred in connection with aircraft acquisitions are charged to expense as incurred.

STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to officers, directors, key employees and consultants of the Company with an exercise price equal to or below the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes
----------------------------------------
compensation expense only if the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which provides an alternative
         ---------------------------------------
to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. However, the Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE

In 1997, the FASB issued SFAS No. 128, Earnings per Share. Statement 128
                                       ------------------
replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of
                                             --------------------------------
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires
-------------------------------------------------------------
impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the discounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996, and the effect of adoption was not material.

During 1996, as a result of the accident involving Flight 592 and the consent order with the Federal Aviation Administration ("FAA") which contemplated that the Company would reestablish operations with not more than 15 aircraft and subjected further expansion of the Company's operations to the FAA and the Department of Transportation ("DOT") approval, the Company's management decided to sell or lease certain of its aircraft. Those aircraft which the Company decided to sell were removed from operations and classified in the balance sheet as assets held for disposition and were stated at the lower of carrying amount or fair value less cost to sell. Such aircraft were available for sale and an active sales program was initiated. The fair value, as estimated by the current market value of these aircraft, less cost to sell exceeded the carrying amount of such aircraft.

During 1997, as a result of the pending merger with Airways and the resulting opportunities for the Company to expand its services, the Company's management

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

decided to make the remaining aircraft classified as assets held for disposition available for a return to its operating specifications. Each of AirTran Airlines and AirTran Airways has the necessary authority to conduct flight operations, including a Certificate of Public Convenience and Necessity from the DOT and an operating certificate from the FAA. All remaining aircraft classified as assets held for disposition were reclassified to flight equipment at their carrying amount at June 30, 1997 and will continue to be depreciated over their remaining depreciable lives.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income
                                                 ------------------------------
("Statement 130"). Statement 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. The adoption of Statement 130 will not impact the Company's consolidated financial statements.

In June 1997, the FASB issued Statement 131, Disclosures About Segment of an
                                             -------------------------------
Enterprise and Related Information ("Statement 131").  Statement 131 changes the
----------------------------------
way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. Statement 131 is effective for periods beginning after December 15, 1997. The adoption of Statement 131 will not have a significant impact on the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the current year presentation.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

2. ACQUISITION

On November 17, 1997, the Company acquired all of the outstanding shares of common stock of Airways, which through its wholly-owned subsidiary, AirTran Airways, Inc., operates a domestic commercial airline providing point-to-point scheduled air transportation. The acquisition was recorded under the purchase method of accounting, and accordingly, Airways' results of operations are included in the accompanying consolidated financial statements from the date of acquisition. The aggregate purchase price was approximately $68,164,000 comprised of the following: 9,094,937 shares of the Company's common stock valued at approximately $63,664,000; 732,700 options to purchase the Company's common stock valued at approximately $3,000,000; and cash of approximately $1,500,000 for the expenses of the Airways Merger and other costs. The purchase price has been allocated to the assets purchased and the liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of cost over the fair value of the net assets acquired of approximately $58,029,000 has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

The following data represents the combined unaudited operating results of the Company on a pro forma basis as if the acquisition of Airways had occurred at the beginning of the periods presented. The pro forma information does not necessarily reflect the results of operations as they would have been had the acquisition actually taken place at that time, nor are they indicative of the results of future combined operations. Adjustments include amounts of depreciation to reflect the fair value and economic lives of property and equipment and amortization of intangible assets. In addition, adjustments were made to reflect the additional shares issued.


                                                    Unaudited Pro Forma
                                                  Years ended December 31
                                                     1997         1996
                                           -------------------------------------
                                           (In thousands, except per share data)

Total operating revenues                          $ 303,669     $319,843
Net loss                                           (107,017)     (49,743)
Net loss per share:
  Basic and diluted                                   (1.67)       (0.78)

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

3. COMMITMENTS AND CONTINGENCIES

On May 11, 1996, the Company suffered a tragic loss involving Flight 592. The accident resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular. In response to the accident, the FAA conducted an extraordinary review of the Company's operations. As a result, the Company significantly reduced its schedule between May 19, 1996 and June 17, 1996, and on June 17, 1996 entered into a consent order with the FAA under which the Company agreed to several matters including the suspension of operations until such time as the Company was able to satisfy the FAA as to its various regulatory compliance concerns and the payment of $2,000,000 to the FAA to compensate it for the cost of the special inspections. The Company satisfied the FAA's requirements and received FAA clearance to resume operations during August 1996. The Company received its determination of fitness from the DOT on September 25, 1996 and restarted operations on September 30, 1996. See Note 11 regarding charges associated with the accident and related suspension of operations.

As a result of the above mentioned events, numerous lawsuits were filed against the Company seeking damages attributable to the deaths of those on Flight 592. Thus far, a total of approximately 80 such lawsuits have been filed against AirTran Airlines, Inc. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction for only seven cases. As a consequence, most of the cases will proceed in state courts in Florida, Georgia, Texas and Missouri. The Company's insurance carrier has assumed defense of these suits under a reservation of rights against third parties. The insurance carrier has settled and paid approximately 60 claims and is pursuing settlements in the balance of the claims. In the remaining lawsuits, a third party maintenance contractor has been named as a co-defendant as a result of the role that it played in the accident. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance, per occurrence, with a major group of independent insurers that provides facilities for all forms of aviation insurance for many major airlines.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

3. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In November 1997, the Company filed a suit in the Circuit Court of St. Louis County, Missouri against a third party maintenance contractor, seeking to hold it responsible for the accident involving Flight 592. The complaint seeks indemnification against losses attributable to the lawsuits referred to above and other damages that the Company suffered as a result of the accident.

In May 1997, the third party maintenance contractor filed a Complaint for declaratory judgment and other relief against the Company. The action seeks a determination that the third party maintenance contractor is not liable to the Company for the accident involving Flight 592 as a result of language contained in certain of the contracts between the parties and that the Company is liable to the third party maintenance contractor for damages that it has suffered. The Company intends to vigorously defend this lawsuit and to assert all claims it has against the third party maintenance contractor.

Also in May 1997, the State of Florida filed suit against the Company and its insurers in the United States District Court for the Southern District of Florida seeking recovery of costs incurred relating to the accident involving Flight 592. The Company does not believe that it is obligated for such amounts and has filed a motion to dismiss this lawsuit.

Several governmental inquiries and investigations have been launched in connection with the loss of Flight 592, including investigations by the DOT, the National Transportation Safety Board, the U.S. Attorney's Office in Atlanta, Georgia and Miami, Florida and certain state agencies in Florida. Although the Company does not believe, based on information currently available to it, that such investigations and inquiries will result in any finding of criminal wrongdoing on its part, the investigations have not yet been concluded and the possibility of such a finding cannot be ruled out. The Company may also be assessed civil penalties in connection with the accident and/or the results of ensuing investigations. Any such findings or penalties could be material.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

3. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Several stockholder class action suits have been filed against the Company and certain of its present and former executive officers ("Defendants"). The consolidated lawsuits seek class certification for all purchasers of stock in the Company during periods beginning on or after June 1995 and ending on or before June 18, 1996, and are based on allegedly misleading public statements made by the Company or failure to disclose material facts in violation of federal securities laws. The Company denies that it has violated any of its obligations under the federal securities laws and believes that meritorious defenses exist in the lawsuits.

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

From time to time, the Company is engaged in other litigation arising in the ordinary course of business. The Company does not believe that any such pending litigation will have a materially adverse effect on its results of operations or financial condition.

At December 31, 1997, the Company's contractual commitments consisted primarily of scheduled aircraft acquisitions. The Company has entered into a contract with a major aircraft manufacturer to purchase 50 new aircraft, to be delivered from 1999 to 2002, with options to purchase another 50 aircraft. Aggregate funding needed for these and all other aircraft commitments was approximately $980 million at December 31, 1997.

Approximately $142 million of this amount is required to be paid in progress payments due from 1998 to 2001. After progress payments, the balance of the total purchase price must be paid or financed upon delivery of each aircraft. While the major aircraft manufacturer is required to provide credit support for a limited portion of third party financing, the Company will be required to obtain financing from other sources relating to these deliveries. If the Company exercises its option to acquire up to an additional 50 aircraft, additional payments could be required beginning in 1998. In conjunction with these contractual commitments, the Company has made refundable deposits of approximately $22,000,000 at December 31, 1997.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

3. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future required deposits for aircraft progress payments as of December 31, 1997 are as follows (in thousands):

                     1998                       $  31,655
                     1999                          35,512
                     2000                          44,874
                     2001                          29,565
                                                ---------
                                                $ 141,606
                                                =========

By December 31, 1999, all of the Company's aircraft must be brought into compliance with the FAA's Stage 3 noise requirements. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft, disposing of other Stage 2 aircraft and acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $53,600,000 for its aircraft not currently meeting such requirements.

4. ACCRUED LIABILITIES

                                                    DECEMBER 31
                                                   1997      1996
                                               ----------------------
                                                   (In thousands)

        Accrued maintenance                       $35,644  $ 7,710
        Accrued interest                            5,405    4,162
        Accrued salaries, wages, and vacation       3,042    1,042
        Accrued federal excise taxes                1,843       --
        Other                                      15,640    9,805
                                                  -------  -------
                                                  $61,574  $22,719
                                                  =======  =======

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

5. LONG-TERM DEBT


                                                     December 31
                                                    1997      1996
                                                --------------------
                                                   (In thousands)
        Senior notes                             $150,000  $150,000
        Senior secured notes                       80,000        --
        Promissory notes for aircraft and
          other equipment                          20,712    94,706
                                                 --------  --------
                                                  250,712   244,706
        Less current maturities                    (9,461)  (33,246)
        Less debt on assets held for
          disposition                                  --   (18,188)
                                                 --------  --------
                                                 $241,251  $193,272
                                                 ========  ========

During April 1996, the Company closed a private offering of $150,000,000 principal amount of 10 1/4% Senior Notes due 2001. In November 1996, the Company exchanged substantially all of the unregistered Notes for Registered 10 1/4% Senior Notes due 2001. Interest on the Senior Notes is payable semi-annually on April 15 and October 15.

During August 1997, the Company closed a private offering of $80,000,000 principal amount of 10 1/2% Senior Secured Notes due 2001. In January 1998, the Company exchanged the unregistered Notes for Registered 10 1/2% Senior Secured Notes due 2001. Interest on the Senior Secured Notes is payable semiannually on April 15 and October 15. Certain aircraft, together with the installed engines related thereto, three spare engines and four hush kits after their purchase by AirTran Airlines serve as collateral for the Senior Secured Notes.

The promissory notes relate to aircraft financing and bear interest at rates ranging from 5.85% to 13.00% per annum, and principal and interest payments are due in monthly or quarterly installments over four to seven year terms on a mortgage-style amortization based on the delivery date of the aircraft. Certain of these notes, with an aggregate unpaid principal balance of approximately $6,300,000 at December 31, 1997, have a variable rate of interest based on the London interbank offered rate ("LIBOR") (5.81% at December 31, 1997) plus a range of 1.75% to 3.73%.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

5. LONG-TERM DEBT (CONTINUED)

Certain of the Company's aircraft, engines and certain computer and telephone equipment totalling approximately $176,056,000 serve as collateral on the Senior Secured Notes and promissory notes.

Future statutory long-term debt principal payments at December 31, 1997 were as follows (in thousands):

                Year ending December 31,
                        1998                     $   9,461
                        1999                         5,726
                        2000                         4,046
                        2001                       231,061
                        2002                           418
                                                 ---------
                                                  $250,712
                                                 =========


6. LEASES

The Company leases seven Boeing 737-200's under operating leases with terms of four to seven years. The Company also leases facilities from local airport authorities or other carriers, as well as office space. These leases are operating leases and have terms from one month to thirteen years.

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 1997, 1996 and 1995 was approximately $13,655,000, $15,824,000, and $12,516,000, respectively.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

6. LEASES (CONTINUED)

Future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year at December 31, 1997 were as follows (in thousands):

                1998                            $12,642
                1999                              9,838
                2000                              9,399
                2001                              8,922
                2002                              7,740
             Thereafter                          36,340
                                                -------
                                                $84,881
                                                =======

7. STOCKHOLDERS' EQUITY

During 1993, the Company issued 1,200,000 shares of common stock to an officer of the Company and 300,000 shares to a consultant in exchange for notes receivable of $200,010 and $50,000, respectively. During 1996 and 1995, the notes receivable were repaid in full.

On June 28, 1994 ("the IPO date"), the Company issued 39,680 shares of common stock to a trust for the benefit of its employees at the IPO date. These shares were valued at the IPO price of $3.12 per share and compensation expense related to these shares was recognized over the vesting period of three years from the issuance date. At the end of the vesting term in 1997, the shares were divided among the employees employed at the IPO date remaining with the Company at the end of the three year vesting period. All of these shares were issued during 1997.

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

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements


8. STOCK OPTION PLANS

In 1993, the Company established its 1993 Incentive Stock Option Plan (the "1993 Plan") whereby up to 4,800,000 options may be granted to officers, directors and key employees to purchase shares of common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10% of the voting power of all classes of the Company's stock, the exercise price per share shall not be less than 110% of the fair value of the shares on the date of grant.

On March 31, 1994, the Company established its 1994 Stock Option Plan (the "1994 Plan") whereby up to 4,000,000 incentive stock options or non-qualified options may be granted to officers, directors, key employees and consultants of the Company.

On January 30, 1996, the Company established its 1996 Stock Option Plan (the "1996 Plan") whereby up to 5,000,000 incentive stock options or non-qualified options may be granted to officers, directors, key employees and consultants of the Company.

In connection with the acquisition of Airways on November 17, 1997, the Company assumed the Airways Corporation 1995 Stock Option Plan ("Airways Plan") and the Airways Corporation 1995 Director Stock Option Plan ("Airways DSOP"). Under the Airways Plan up to 1,150,000 incentive stock options or non-qualified options may be granted to officers, directors, key employees or consultants of the Company. Under the Airways DSOP, up to 150,000 non-qualified options may be granted to Directors.

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

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

8. STOCK OPTION PLANS (CONTINUED)

Pro forma information regarding net income (loss) and earnings (loss) per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.7%, 7.3% and 6.4%; no dividend yields; volatility factors of the expected market price of the Company's common stock of .570, .625 and .625; and a weighted-average expected life of the options of 5 years.

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

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements


8. STOCK OPTION PLANS (CONTINUED)

A summary of stock option activity under the above-described plans is as follows:

                                                                        Weighted
                                                                        Average
                                               Shares      Price Range   Price
                                               ------      -----------  --------

Balance at December 31, 1994                  6,020,000   $0.17 -  3.75   $ 1.16
  Granted                                     1,175,600    3.75 - 23.19     5.67
  Exercised                                  (1,337,000)   0.17 -  3.13     0.33
  Canceled                                     (239,200)   0.17 - 12.19     3.42
                                             ----------
Balance at December 31, 1995                  5,619,400    0.17 - 23.19     2.20
  Granted                                     1,406,000    3.75 - 23.19    15.99
  Exercised                                    (310,010)   0.17 -  3.13     2.68
  Canceled                                      (91,860)   0.17 - 12.19     5.91
                                             ----------
Balance at December 31, 1996                  6,623,530    0.17 - 23.19     5.06
  Granted                                     1,304,000    5.31 -  6.88     5.52
  Assumed in Airways Merger                     732,700    2.70 - 10.75     4.60
  Exercised                                    (317,480)   0.17 -  5.13     2.85
  Canceled                                     (226,320)   1.00 - 21.38    12.20
                                             ----------
Balance at December 31, 1997                  8,116,430    0.17 - 23.19     4.84
                                             ==========
Exercisable at December 31, 1997              5,549,050    0.17 - 23.19     4.38
                                             ==========

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements


8. STOCK OPTION PLANS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable options:


                        Options Outstanding                              Options Exercisable
---------------------------------------------------    -----------------------------------------
                                        Weighted-
                                         Average         Weighted-                     Weighted-
    Range of                            Remaining         Average                      Average
    Exercise           Number          Contractual       Exercise        Number        Exercise
     Prices          Outstanding          Life             Price       Exercisable      Price
---------------   ----------------   --------------    ------------  ---------------  ----------
     $0.17           2,488,000            5.5              $0.17        2,456,000       $0.17
 $1.00 - $6.88       4,126,630            7.9               3.65        1,815,690        3.59
 $7.13 - $15.00        651,000            8.6               8.15          595,100        7.85
$18.38 - $23.19        850,800            8.1              19.16          682,260       18.60
                     ---------                                          ---------
                     8,116,430            7.2               4.84        5,549,050        4.38
                     =========                                          =========

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                       1997         1996          1995
                                                     -------      --------       -------
     Pro forma net (loss) income                     $97,876      $(44,880)      $67,194
     Basic pro forma (loss) earnings per share         (1.75)        (0.82)         1.23
     Diluted pro forma (loss) earnings per share       (1.75)        (0.82)         1.12

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

The weighted-average fair value of options granted during 1997, 1996 and 1995 with option prices equal to the market price on the date of grant was $2.66, $7.82 and $4.00, respectively. The weighted-average fair value of options granted during 1996 and 1995 with option prices less than the market price of the stock on the date of grant was $10.13 and $2.73, respectively. There were no options granted during 1997 with option prices less than the market price of the stock on the date of grant.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements

8. STOCK OPTION PLANS (CONTINUED)

At December 31, 1997, the Company had reserved a total of 10,984,720 shares of common stock for future issuance upon exercise of stock options.

9. (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands except per share data):


                                                                   1997       1996       1995
                                                                 --------   --------   -------
Numerator for basic and diluted (loss) earnings per share -
 (loss) income available to common stockholders:
     Net (loss) income                                           $(96,663)  $(41,469)  $67,763
                                                                 ========   ========   =======

Denominator:
 Denominator for basic (loss) earnings per share -
   weighted average shares                                         56,068     54,702    54,494

Effect of dilutive securities:
 Employee stock options                                                 -          -     5,299
                                                                 --------   --------   -------
Denominator for diluted (loss) earnings per share -
 adjusted weighted-average shares
                                                                   56,068     54,702    59,793
                                                                 ========   ========   =======
Basic (loss) earnings per share                                  $  (1.72)  $  (0.76)  $  1.24
                                                                 ========   ========   =======
Diluted (loss) earnings per share                                $  (1.72)  $  (0.76)  $  1.13
                                                                 ========   ========   =======

                            AirTran Holdings, Inc.

9. (LOSS) EARNINGS PER SHARE (CONTINUED)

Options to purchase shares of common stock were outstanding in 1997 and 1996, but were not included in the computation of diluted (loss) earnings per share because the Company reported a loss and, therefore, the effect would be anti-dilutive.

10. INCOME TAXES

The income tax provision (benefit) consists of the following (in thousands):


                                             YEAR ENDED DECEMBER 31
                                           1997        1996       1995
                                         --------   ---------   -------
         Current:
           Federal                       $(9,554)   $(31,311)   $30,390
           State                              --      (2,077)     2,282
                                         -------    --------    -------
         Total current                    (9,554)    (33,388)    32,672

         Deferred:
           Federal                       (13,221)     10,614      6,314
           State                              --      (1,689)     1,076
                                         -------    --------    -------
         Total deferred                  (13,221)      8,925      7,390
                                         -------    --------    -------
                                        $(22,775)   $(24,463)   $40,062
                                        ========    ========    =======

A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows (in thousands):

                                             YEAR ENDED DECEMBER 31
                                           1997        1996       1995
                                         --------   ---------   -------

  Tax at statutory rate                 $(41,803)   $(23,076)   $37,739
  State taxes, net of federal benefit     (4,761)     (2,448)     2,183
  Other                                     (481)      1,061        140
  Valuation reserve                       24,270          --         --
                                         --------   ---------   --------
                                        $(22,775)   $(24,463)   $40,062
                                        ========    ========    =======

                            AirTran Holdings, Inc.

10. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                            DECEMBER 31
                                                        1997          1996
                                                      --------      -------
Deferred tax liabilities:
 Prepaid insurance                                    $     --      $ 2,687
 Depreciation                                           26,894       19,585
 Gain on involuntary conversion                          1,484        1,484
 Other                                                   2,761           --
                                                      --------      -------
         Total deferred tax liabilities                 31,139       23,756

Deferred tax assets:
 Accrued liabilities                                     3,347          770
 Nonqualified stock options                                930          930
 Federal operating loss carryforwards                   42,463           --
 State operating loss carryforwards                      7,364        2,036
 AMT credit carryforwards                                2,617           --
 Other                                                   3,418          693
                                                      --------      -------
         Total deferred tax assets                      60,139        4,429
Valuation allowance for deferred tax assets            (29,000)          --
                                                      --------      -------
         Net deferred tax assets                        31,139        4,429
                                                      --------      -------
         Net deferred tax liabilities                 $     --      $19,327
                                                      ========      =======

For financial reporting purposes, a valuation allowance has been recognized at December 31, 1997 to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of operating loss carryforwards, because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements


10. INCOME TAXES (CONTINUED)

At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $121,324,000 which begin to expire in 2012. In addition, the Company has Alternative Minimum Tax credit carryforwards for income tax purposes of $2,617,000. Various subsidiaries of the Company have additional state operating loss carryforwards of approximately $3,100,000 with expiration dates through the year 2011.

The amount of net operating loss carryforwards generated by Airways prior to the Airways Merger is $23,436,000. The use of pre-acquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. For financial reporting purposes, a valuation allowance of $4,730,000 has been recognized to offset the deferred tax assets related to those carryforwards. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways.

11. SHUTDOWN AND OTHER NONRECURRING EXPENSES

Shutdown and other nonrecurring expenses include costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule from May 19, 1996 to the June 17, 1996 shutdown, the suspension of operations from June 17, 1996 to September 29, 1996 and the reduced schedule from September 30, 1996 to December 31, 1997. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations from May, 1996 through December, 1997 are included in shutdown and other nonrecurring expenses. Personnel costs include full wages, salaries and benefits that were provided to idled employees during the reduction and suspension of operations.

                            AirTran Holdings, Inc.

11. SHUTDOWN AND OTHER NONRECURRING EXPENSES (CONTINUED)

A summary of such costs is as follows (in thousands):


                                          YEAR ENDED DECEMBER 31
                                            1997          1996
                                          -------       -------

        Maintenance                       $15,380       $27,750
        Legal and other                     6,318        16,181
        Depreciation                        3,141        11,054
        Facilities rental                     --          6,114
        Wages, salaries and benefits,
          excluding maintenance               --          4,895
        FAA remediation                       --          2,000
                                          -------       -------
                                          $24,839       $67,994
                                          =======       =======

No accrual was provided for costs to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities as such costs will be recognized as they are incurred.

12. RELATED PARTY TRANSACTIONS

The Company has utilized temporary employees provided by a temporary agency which is partially owned by the daughter of one of the Company's officers. This arrangement was terminated during 1996. Amounts recorded as expense related to this agency were approximately $4,223,000 and $12,663,000 for the years ended December 31, 1996 and 1995, respectively.

                            AirTran Holdings, Inc.

13. FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash, cash equivalents and restricted cash: The carrying amounts
        ------------------------------------------
        reported in the balance sheet for cash and cash equivalents and restricted cash approximate their fair value.

        Long-term debt: The fair values of the Company's long-term debt are
        --------------
        based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows (in thousands):


                                         1997                    1996
                                  -------------------    --------------------
                                  Carrying    Fair       Carrying      Fair
                                   Amount     Value       Amount       Value
                                  ---------  --------    --------    --------
Cash, cash equivalents and
 restricted cash                  $ 91,990   $ 91,990    $150,013    $150,013
Long-term debt                     250,712    235,093     244,706     219,326

                            AirTran Holdings, Inc.

                  Notes to Consolidated Financial Statements


14. EMPLOYEE BENEFIT PLANS

Effective April 1, 1995, the Company adopted its 401(k) Plan (the "Plan"), a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. All employees of AirTran Holdings, Inc. and AirTran Airlines are eligible to participate in the Plan. Participants may contribute up to 15% of their base salary to the Plan. Contributions to the Plan by the Company are discretionary. No employer contributions were made in 1997, 1996 or 1995.

In connection with the Airways Merger, the Company acquired the Airways Corporation 401(k) Plan (the "Airways Plan"), a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. All employees of AirTran Airways are eligible to participate in the Airways Plan. Participants may contribute up to 15% of their base salary to the Airways Plan. Contributions to the Airways Plan by the Company are equal to 10% of employee contributions and were not material during 1997.

Effective May 16, 1995, the Company formed the 1995 Employee Stock Purchase Plan (the "Stock Plan") whereby employees who complete twelve months of service are eligible to make quarterly purchases of the Company's common stock at up to a 15% discount from the market value on the offering date. The discount rate is determined by the Board of Directors before each offering date. The Company is authorized to issue up to 4,000,000 shares of common stock under this plan. During 1997, 1996 and 1995, the employees purchased a total of 24,190, 8,770 and 1,880 shares, respectively, at an average price of $5.90, $12.94 and $20.86 per share, respectively, which represented a 5% discount from the market price on the offering dates.

                            AirTran Holdings, Inc.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The 1996 and first three quarters of 1997 earnings (loss) per share amounts as shown below have been restated to comply with Statement 128.

Summarized quarterly financial data for 1997 and 1996 is as follows (in thousands, except per share data):


                                                 Quarter
                                  First     Second     Third      Fourth
                                 --------  --------   --------   --------
Fiscal 1997:
  Operating revenues             $ 36,928  $ 47,759   $ 56,413   $ 70,356
  Operating loss                  (24,864)   (9,854)   (12,800)   (54,248)
  Net loss                        (18,507)   (9,226)   (14,612)   (54,318)
  Basic and diluted loss
   per share                         (.34)     (.17)      (.27)      (.91)


                                                 Quarter
                                  First     Second     Third      Fourth
                                 --------  --------   --------   --------
Fiscal 1996:
  Operating revenues             $109,995  $ 81,217   $    311   $ 28,113
  Operating income (loss)          17,525   (11,581)   (29,946)   (27,396)
  Net income (loss)                10,667    (9,574)   (21,945)   (20,617)
  Basic earnings (loss)
    per share                         .20      (.18)      (.40)      (.38)
  Diluted earnings (loss)
    per share                         .18      (.18)      (.40)      (.38)


The results of operations for the fourth quarter of 1997 include shutdown and other non-recurring expenses of approximately $15,501,000 which primarily relate to unusual maintenance costs incurred in returning eight aircraft to service and to legal costs. The results of the fourth quarter of 1997 also include rebranding expenses of approximately $5,240,000.

                            AirTran Holdings, Inc.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

During the year the Company provides for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Adjustments are made in each quarter for changes in the anticipated rates used in previous quarters. If the actual annual effective tax rate had been used in each of the quarters of 1997, net loss for the year would be unchanged. However, net loss for the first through fourth quarters of 1997 would have been $(23,880,000), $(11,869,000), $(14,800,000), and $(46,114,000), respectively.

16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $150,000,000 of 10 1/4% Senior Notes issued during 1996 are fully and unconditionally guaranteed on a joint and several basis by AirTran Airlines and AirTran Airways, wholly-owned subsidiaries of the Company, and by all of AirTran Airlines' subsidiaries ("Guarantors"). AirTran Airways has no subsidiaries. The $80,000,000 of 10 1/2% Senior Secured Notes issued by AirTran Airlines during 1997 are fully and unconditionally guaranteed on a joint and several basis by AirTran Holdings, Inc., AirTran Airways, and all of AirTran Airlines' subsidiaries. All of the operations of the Company are conducted by AirTran Airlines and its subsidiaries and AirTran Airways. All of the subsidiary Guarantors are wholly-owned or indirect subsidiaries of the Company, and there are no direct or indirect subsidiaries of the Company that are not Guarantors. Separate financial statements of the subsidiary Guarantors are not presented because AirTran Holdings, Inc. and all of its subsidiaries guarantee the Senior Notes and the Senior Secured Notes on a full, unconditional and joint and several basis.

                            AirTran Holdings, Inc.

16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

Summarized consolidating financial information as of and for the year ended December 31, 1997 is as follows (in thousands):

                                 AirTran                                                 AirTran
                                Airlines                    AirTran                   Holdings, Inc.
                                    and          AirTran   Holdings,                      and
                                Subsidiaries     Airways     Inc.      Eliminations   Subsidiaries
                                ------------    ---------  ---------   ------------   ------------
Current assets                   $ 118,485       $ 15,601   $ 35,931    $ (45,965)     $124,052
Non-current assets                 206,510        100,480    238,651     (235,829)      309,812
Current liabilities                 71,162         42,834     30,135      (45,965)       98,166
Non-current liabilities            230,967          6,150    150,000     (145,866)      241,251

Operating revenues                 198,084         13,246        126           --       211,456
Operating (loss) income           (101,894)           490       (362)          --      (101,766)

(Loss) income before
  income (benefit)
  taxes                           (119,509)           433       (362)          --      (119,438)
Net (loss) income                  (96,839)           433       (257)          --       (96,663)

Summarized financial information of AirTran Airlines, Inc. and its subsidiaries as of and for the year ended December 31, 1996 is as follows (in thousands):

        Current assets................................  $246,041
        Non-current assets.............................. 162,572
        Current liabilities.............................  81,743
        Non-current liabilities......................... 207,167

        Operating revenues.............................. 219,636
        Operating loss.................................. (51,398)
        Loss before income taxes........................ (65,932)
        Net loss........................................ (41,469)

                             SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                         AIRTRAN HOLDINGS, INC.

                    COL. A                  COL. B                      COL. C                      COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                       ADDITIONS
                                                           ------------------------------------
                                    BALANCE AT BEGINNING    CHARGED TO COSTS  CHARGED TO OTHER      DEDUCTIONS -   BALANCE AT END
                  DESCRIPTION             OF PERIOD           AND EXPENSES    ACCOUNTS-DESCRIBE      DESCRIBE        OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1997
Deducted from asset accounts:
 Allowance for doubtful accounts          $837,707            $ 2,894,994       $         0        $2,378,133/(1)/  $  1,354,568
                                      ---------------------------------------------------------------------------------------------
        TOTAL                             $837,707            $2,894,994        $         0        $2,378,133       $  1,354,568
                                      =============================================================================================

Year ended December 31, 1996
Deducted from asset accounts:
 Allowance for doubtful accounts          $404,870           $ 3,637,589                          $3,204,752/(1)/   $   837,707
                                      ---------------------------------------------------------------------------------------------
   TOTAL                                  $404,870           $ 3,637,589                          $3,204,752        $   837,707
                                      =============================================================================================

Year ended December 31, 1995
Deducted from asset accounts:
 Allowance for doubtful accounts         $949,870            $ 3,159,935                          $3,704,935 /(1)/  $   404,870
                                      ---------------------------------------------------------------------------------------------
   TOTAL                                 $949,870            $ 3,159,935                          $3,704,935        $   404,870
                                      =============================================================================================



(1)  Uncollectible accounts written off, net of recoveries.