Form 10-Q
period 1998-03-31
AIRTRAN HOLDINGS INC
filed 1998-05-14
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
     For the transition period from              to
                                    ------------    --------------

Commission File No:  0-26914


                             AirTran Holdings, Inc.
             (Exact name of registrant as specified in its charter)


              Nevada                                    58-2189551
              ------                                    ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


                9955 AirTran Boulevard, Orlando, Florida  32827
                -----------------------------------------------
            (Address of principal executive offices)     (Zip code)


                                 (407) 251-5600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No
                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 1, 1998, there were 64,553,105 shares of Common Stock of the Registrant outstanding.

                            AIRTRAN HOLDINGS, INC.

                                     INDEX


                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Balance Sheets - March 31, 1998 and December 31, 1997

        Consolidated Statements of Operations - Three months ended March 31, 1998 and 1997

        Consolidated Statements of Cash Flows - Three months ended March 31, 1998 and 1997

        Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                             AIRTRAN HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands except share and per share data)

                                                                                  March 31,  December 31,
Assets                                                                              1998        1997
------                                                                           ----------  -----------
                                                                                 (Unaudited)  (Audited)
Current assets:
     Cash and cash equivalents                                                     $ 65,480   $ 86,025
     Restricted cash                                                                  7,648      5,965
     Accounts receivable, less allowance of $1,496 and $1,354 at
        March 31, 1998 and December 31, 1997, respectively                           14,245      5,660
     Income tax receivable                                                            9,373      8,862
     Inventory, less allowance for obsolescence of $2,641 and $1,325 at
        March 31, 1998 and December 31, 1997, respectively                           11,321     11,650
     Prepaid expenses                                                                 2,438      2,811
     Other current assets                                                             4,161      3,079
                                                                                   --------   --------
          Total current assets                                                      114,666    124,052

Property and equipment:
     Flight equipment                                                               273,322    264,082
     Other property and equipment                                                    22,435     22,805
          Less:  Accumulated depreciation                                           (80,008)   (74,643)
                                                                                   --------   --------
                                                                                    215,749    212,244
     Purchase deposits for flight equipment                                          29,724     22,101
                                                                                   --------   --------
                                                                                    245,473    234,345

     Cost  in excess of net assets acquired                                          57,315     57,776
     Debt issuance costs                                                              9,144      9,863
     Other assets                                                                    10,591      7,828
                                                                                   --------   --------
Total assets                                                                       $437,189   $433,864
                                                                                   ========   ========

See accompanying notes to consolidated financial statements.                          (Continued)


                             AIRTRAN HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands except share and per share data)

                                                                                       March 31,   December 31,
Liabilities and Stockholders' Equity                                                     1998         1997
------------------------------------                                                  -----------  -----------
                                                                                      (Unaudited)   (Audited)
Current liabilities:
     Accounts payable                                                                   $ 13,266     $ 12,215
     Accrued liabilities                                                                  59,393       61,574
     Air traffic liability                                                                28,910       14,916
     Current portion of long-term debt                                                     8,760        9,461
                                                                                        --------     --------
          Total current liabilities                                                      110,329       98,166

Long-term debt, less current portion                                                     239,578      241,251
                                                                                        --------     --------
Total liabilities                                                                        349,907      339,417

Stockholders' equity:
     Preferred stock, $.01 par value per share, 5,000,000 shares
          authorized, no shares issued or outstanding                                          -            -
     Common stock, $.001 par value per share, 1,000,000,000 shares authorized, and 64,524,307 and 64,312,207 shares issued and
          outstanding at March 31, 1998 and December 31, 1997, respectively                   64           64
     Additional paid-in capital                                                          145,645      144,937
     Accumulated deficit                                                                 (58,427)     (50,554)
                                                                                        --------     --------
Total stockholders' equity                                                                87,282       94,447
                                                                                        --------     --------
Total liabilities and stockholders' equity                                              $437,189     $433,864
                                                                                        ========     ========

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands except share and per share data)

                                                                  For the three months ended
                                                                          March 31,
                                                                ------------------------------
                                                                     1998           1997
                                                                ------------------------------
                                                                           (Unaudited)
Operating revenues:
       Passenger                                                       $89,086      $ 35,115
       Cargo                                                               798           449
       Other                                                             4,657         1,364
                                                                    ----------    ----------
       Total operating revenues                                         94,541        36,928

Operating expenses and other, net
       Flight operations                                                10,416         4,103
       Aircraft fuel                                                    16,652         9,136
       Maintenance                                                      18,867        14,105
       Station operations                                               20,294        10,353
       Passenger services                                                4,101         1,695
       Marketing and advertising                                         6,434         2,352
       Sales and reservations                                           10,820         3,078
       General and administration                                        3,522         2,796
       Depreciation                                                      6,330         4,885
       Gain on disposal of property                                        (21)          (49)
       Shutdown and other non-recurring expenses                             -         9,338
                                                                    ----------    ----------
       Total operating expenses and other, net                          97,415        61,792
                                                                    ----------    ----------
Operating loss                                                          (2,874)      (24,864)
Interest (income) expense:
       Interest income                                                  (1,641)       (1,566)
       Interest expense                                                  7,091         6,209
                                                                    ----------    ----------
Interest (income) expense, net                                           5,450         4,643
                                                                    ----------    ----------

Loss before income taxes                                                (8,324)      (29,507)
Income tax benefit                                                        (451)      (11,000)
                                                                    ----------    ----------
Net loss                                                               $(7,873)     $(18,507)
                                                                    ==========    ==========
Basic loss per share                                                   $ (0.12)     $  (0.34)
                                                                    ==========    ==========
Diluted loss per share                                                 $ (0.12)     $  (0.34)
                                                                    ==========    ==========
Weighted average number of shares outstanding (basic and diluted)   64,417,145    54,877,153
                                                                    ==========    ==========

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                  For the three months ended
                                                                           March 31,
                                                                  --------------------------
                                                                     1998           1997
                                                                  --------------------------
                                                                          (Unaudited)
Operating activities:
Net loss                                                            $ (7,873)     $(18,507)
     Adjustments to reconcile net loss to net cash
          used for operating activities:
              Depreciation and amortization                            6,964         7,120
              Provisions for uncollectible accounts                      961           559
              Gain from disposal of assets                               (21)          (49)
     Changes in current operating assets and liabilities:
              Restricted cash                                         (1,683)            -
              Accounts receivable                                    (10,057)          (37)
              Other current assets                                      (753)        2,276
              Prepaid expenses and deposits                           (2,390)            -
              Accounts payable and accrued liabilities                (1,130)        7,585
              Air traffic liability                                   13,994         5,780
              Income tax payable                                           -        (9,809)
                                                                    --------      --------
Net cash flows used for operating activities                          (1,988)       (5,082)

Investing activities:
     Purchases of property and equipment                             (16,951)       (3,134)
     Proceeds from disposal of equipment                                  60           705
                                                                    --------      --------
Net cash flows used for investing activities                         (16,891)       (2,429)

Financing activities:
     Payments of long-term debt                                       (2,374)       (3,645)
     Proceeds from sale of common stock                                  708            14
                                                                    --------      --------
Net cash flows used for financing activities                          (1,666)       (3,631)
                                                                    --------      --------
     Net decrease in cash and cash equivalents                       (20,545)      (11,142)
Cash and cash equivalents at beginning of period                      86,025       150,013
                                                                     -------      --------
Cash and cash equivalents at end of period                          $ 65,480      $138,871
                                                                    ========      ========

Supplemental disclosures of cash flow activities:
     Cash paid for interest                                         $    448      $    361
                                                                    ========      ========
     Cash paid for income taxes                                     $      -      $      -
                                                                    ========      ========

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)

A.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, consolidated interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, the results of operations for the three month periods ended March 31, 1998 and 1997, and cash flows for the three month periods ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

B.  RECLASSIFICATIONS

Certain amounts in the 1997 financial statements have been reclassified to conform to the current year presentation.

C.  NET LOSS PER SHARE

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

D. FREQUENT FLYER PROGRAM

The Company established its A-Plus Rewards frequent flyer program in the first quarter of 1998. The Company accrues the estimated incremental cost of providing free travel awards earned under its A-Plus Rewards frequent flyer program when free travel awards are redeemed.

E. DEPRECIATION

Depreciation is calculated on a straight-line basis to estimated residual values over estimated depreciable lives. These estimates are periodically reviewed for reasonableness and revised if necessary. Effective January 1, 1998, the Company revised its estimated residual values and useful lives on certain of its DC-9 aircraft related equipment as follows:

                      Prior years'        Current        Prior years'       Current
                     Salvage Value     Salvage Value     Useful Life      Useful Life
                    ---------------   ---------------  ---------------  ---------------
Airframes                 10%               40%          10-12 years      10-12 years
Engines                   10%               10%            3 years        10-12 years
Aircraft parts            5-50%              5%            3 years        fleet life


The revised salvage value of the Company's DC-9 fleet ranges from approximately $434,000 to $2,614,000 per aircraft. The effect of this change for the quarter ended March 31, 1998 was to decrease the net loss approximately $3.1 million or $0.05 per share. These estimates more accurately reflect management's expectations of estimated fair values at the anticipated dates of disposal.

F. COMMITMENTS AND CONTINGENCIES

On May 11, 1996, the Company suffered a tragic loss involving Flight 592. The accident resulted in extensive media coverage calling into question the safety of low-fare airlines in general and the Company in particular. In response to the accident, the Federal Aviation Administration (FAA) conducted an extraordinary review of the Company's operations. As a result the Company entered into a consent order with the FAA under which the Company agreed to several matters including the suspension of operations. The Company restarted operations on September 30, 1996.

As a result of the above mentioned events, numerous lawsuits were filed against the Company seeking damages attributable to the deaths of those on Flight 592. Thus far, a total of approximately 80 such lawsuits have been filed against AirTran Airlines, Inc. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction for only seven cases. As a consequence, most of the cases will proceed in the state courts in Florida, Georgia, Texas and Missouri. The Company's insurance carrier has assumed defense of these suits under a reservation of rights against third parties. The insurance carrier has settled and paid approximately 60 claims and is pursuing settlements in the balance of the claims. In the remaining lawsuits, a third party maintenance contractor has been named as a co-defendant as a result of the role that it played in the accident. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance, per occurrence, with a major group of independent insurers that provides facilities for all forms of aviation insurance for many major airlines.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS

The following chart indicates the service offered by the Company as of various dates between January 1, 1997 and March 31, 1998:

                      Total Number of             Number of             Number of
     As of         Aircraft in Service(1)     Flights Per Day(1)    Cities Served(1)
---------------    ----------------------     ------------------    ----------------
January 1, 1997               15                       124                    18
March 31, 1997                24                       148                    21
June 30, 1997                 30                       184                    24
September 30, 1997            31                       200                    22
December 31, 1997             44                       237                    43
March 31, 1998                46                       249                    38

(1) Includes aircraft operated by and service offered by AirTran Airlines and AirTran Airways after November 17, 1997.


Results of operations for the three months ended March 31, 1998 as compared to March 31, 1997:

                                 Three months ended March 31, 1998       Three months ended March 31, 1997
                                 ---------------------------------       ---------------------------------
                                             % of                                      % of
                                  Amount    Revenues   Per ASM             Amount     Revenues    Per ASM
                                  ------    --------   -------             ------     --------    -------
                                   (000)                                    (000)
OPERATING REVENUES                $94,541     100.0 %  $ 0.077           $ 36,928       100.0 %   $ 0.072

EXPENSES
Flight Operations                 $10,416      11.0 %  $ 0.008           $  4,103        11.1 %   $ 0.008
Aircraft Fuel                      16,652      17.6 %    0.014              9,136        24.7 %     0.018
Maintenance                        18,867      20.0 %    0.015             14,105        38.2 %     0.028
Station Operations                 20,294      21.5 %    0.017             10,353        28.0 %     0.020
Passenger Services                  4,101       4.3 %    0.003              1,695         4.6 %     0.003
Marketing and Advertising           6,434       6.8 %    0.005              2,352         6.4 %     0.005
Sales and Reservations             10,820      11.4 %    0.009              3,078         8.3 %     0.006
General and Administrative          3,522       3.7 %    0.003              2,796         7.6 %     0.005
Depreciation                        6,330       6.7 %    0.005              4,885        13.2 %     0.010
Gain on disposal of property          (21)      0.0 %        -                (49)       (0.1)%         -
Shutdown and other
  Nonrecurring expenses                 -         -          -              9,338        25.3 %     0.018
                                 -----------------------------           --------------------------------
Total operating
  expenses and other, net          97,415     103.0 %    0.079             61,792       167.3 %     0.121
Interest (income) expense, net      5,450       5.8 %    0.004              4,643        12.6 %     0.009
                                  -------              -------           --------                 -------
Loss before income taxes          $(8,324)     (8.8)%  $(0.007)          $(29,507)      (79.9)%   $(0.058)
                                  =======              =======           ========                 =======

Total operating revenues for the quarter ended March 31, 1998 increased 156.0% to $94,541,000 as compared to $36,928,000 for the quarter ended March 31, 1997 due to increases in ASMs, load factors and average fares. The Company's ASMs, load factors and average fares for the first quarter 1998 were 1.2 billion, 57.6% and $79.21, respectively, as compared to 512 million, 53.9% and $60.47, respectively, for the same period of 1997.

Flight operations expenses include direct aircraft operating costs, hull insurance and pilot compensation, but exclude aircraft fuel, maintenance and passenger services expenses. Flight operations expenses were relatively unchanged on a per ASM basis for the quarters ended March 31, 1998 and 1997. Overall, however, flight operations expenses increased for the first quarter of 1998 reflecting the 139.3% increase in ASMs.

Aircraft fuel expenses include both the direct cost of the fuel as well as the costs of delivering fuel into the aircraft. Fuel expense, on a per ASM basis, declined primarily due to a drop in the Company's average fuel cost per gallon to $0.59 for the first quarter of 1998 from $0.76 for the same period of 1997.

Maintenance expenses include all administrative costs of the maintenance department as well as normal recurring maintenance. Expenses for engine overhaul and certain scheduled heavy maintenance procedures are expensed as incurred and are included in this cost. Overall, maintenance expenses for the quarter ended March 31, 1998 increased due to significant capacity expansion of service from the same period of last year. On a per ASM basis, however, maintenance costs decreased due to the timing of heavy maintenance procedures.

Station operations expense includes all expenses incurred at the airports, as well as station operations administration and liability insurance. Station operations expenses were lower, on a per ASM basis, for the first quarter of 1998 than the first quarter of 1997 due to inefficiencies incurred during 1997 generated from restarting operations on a limited basis.

Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. Passenger services expenses remained flat as a percentage of revenue and on a per ASM basis from the first quarter of 1998 as compared to the first quarter of 1997.

Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. Marketing and advertising expenses remained flat as a percentage of revenue and on a per ASM basis from the first quarter of 1998 as compared to the first quarter of 1997.

Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees, ARC processing fees and travel agency commissions. Sales and reservations expenses, as a percentage of revenue, increased in the first quarter of 1998 as compared to the first quarter of 1997 due to the fact that the Company joined the Airline Reporting Corporation (ARC) in September 1997 to process all of its ARC member travel agency bookings.

General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for office supplies, legal expenses, accounting and other miscellaneous expenses. General and administrative costs for the first quarter of 1998 were lower, on a per ASM basis, as compared to the first quarter of 1997 due to the increased service levels during the first quarter of 1998 over which to spread these costs.

Depreciation expense includes depreciation on aircraft and ground equipment, but does not include any amortization of start-up and route development costs as all of these costs are expensed as incurred. Depreciation expense for the quarter ended March 31, 1998 was higher than the quarter ended March 31, 1997 due to the return of aircraft to operating specifications (previously classified as assets held for sale) and to depreciation expense on non-performing assets being included in shutdown and other non-recurring expenses in the first quarter of 1997 as well as to additional purchases of property and equipment during the first quarter of 1998. The increase was partially offset by the decrease caused by the change in estimated residual values as discussed in Note E above.

Other expenses (income), net includes interest income and interest expense as well as certain property transactions. Net interest expense for the quarter ended March 31, 1998 increased over the quarter ended March 31, 1997 due to increasing debt levels attributable to the completion in August 1997 of the issuance of $80 million 10 1/2 % senior secured notes due 2001.

Shutdown and other nonrecurring expenses for the first quarter of 1997 include depreciation on non-performing assets which are not held for sale and certain heavy maintenance procedures performed to ready aircraft for service. There were no such items in the quarter ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the quarter ended March 31, 1998, operating activities used $2.0 million in cash flow. Investing activities used $16.9 million as a result of the acquisition of spare engines and Boeing 717 advanced purchase deposits. Financing activities used $1.7 million as a result of $2.4 million in debt payments, less cash provided by the exercise of stock options.

As of March 31, 1998, the Company had cash and cash equivalents of $65.5 million compared to $86.0 at December 31, 1997 and working capital of $4.3 million compared to $25.9 million at December 31, 1997. The Company also had approximately $9.4 million of income tax receivable which it received during the second quarter of 1998.

As of March 31, 1998, the Company's operating fleet consisted of 35 McDonnell Douglas DC-9-30 aircraft and 11 Boeing 737-200 aircraft. The Company currently leases two DC-9-30 aircraft to other carriers and has five aircraft being reactivated from non-operating status.

The Company has contracted with Boeing (successor to McDonnell Douglas) for the purchase of 50 Boeing 717-200 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. Approximately $59.6 million of this amount will be paid in progress payments during the remainder of 1998 and 1999. If the Company exercises its option to acquire up to an additional 50 Boeing 717-200 aircraft, additional payments could be required beginning in July 1998. The Company expects to finance at least 80% of the cost of each of these aircraft. Although Boeing has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the assistance to be provided by Boeing, aircraft related debt financing should be available when needed. There is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next two years. By December 31, 1998, 75% of the Company's aircraft must be brought into compliance with Stage 3 requirements and by December 31, 1999, full compliance is required. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft or disposing of Stage 2 aircraft and by acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $53.6 million for its remaining non-hushed DC-9-30 and B737-200 aircraft. Any disposition of Stage 2 aircraft would reduce this obligation. The Company may be able to finance a portion of the cost of the remaining hush kits to be acquired and plans to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on any such loans out of cash flow generated from operations during the term of the financing. The phase-in period for full compliance with Stage 3 and the expected terms of financing, if available, should allow the Company to spread the payments for Stage 3 compliance over a number of years.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
--------------------------

Several stockholder class action suits have been filed against the Company and certain of its present and former executive officers and Directors ("Defendants"). The consolidated lawsuits discussed below seek class certification for all purchasers of stock in the Company during periods beginning on or after June 1995 and ending on or before June 18, 1996, and are based on allegedly misleading public statements made by the Company or omission to disclose material facts in violation of federal securities laws. These suits have been consolidated into a single action (In re ValuJet, Inc.). A
                                             -------------------
Consolidated Amended Complaint was filed on October 18, 1996. All of the Defendants filed a joint Motion to Dismiss which was deneied in part and granted in part (dismissing the negligent misrepresentations claims). The Defendants have filed an answer to the Consolidated Amended Complaint. On November 25, 1996, Plaintiffs filed their Motion for Class Certification. Defendants are conducting discovery including the taking of the depositions of the lead Plaintiffs and are to file their response memorandum of law by May 27, 1998. Plaintiffs have until June 30, 1998, to file their reply memorandum of law. The discovery period will end on February 28, 1999. Two suits (Cohen et al.
                                                                    ------------
v. ValuJet, Inc., et al. and Hepler et al. v. ValuJet, Inc. et al.) have been
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

Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. Thus far, approximately 80 such lawsuits have been filed against the Company prior to September 22, 1997. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases will proceed in state courts in Florida and Georgia, Texas and Missouri. The Company's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and the Company and has settled and paid approximately 60 claims as of May1, 1998, and is pursuing settlements in the balance of the claims. In the remaining lawsuits, SabreTech has been named as a co-defendant as a result of the role that it played in the accident. The Company maintains a $750 million policy of liability insurance per occurrence. The Company believes that the coverage will be sufficient to cover all claims arising from the accident.

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

In November 1997, the Association of Flight Attendants ("AFA") and a former fight attendant filed suit in federal court in the Eastern District of Virginia alleging that the Company had violated the Railway Labor Act. The Company does not believe that it has violated such act. This case has been removed to the United States District Court in the Northern District of Georgia.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits:

       (27) Financial Data Schedule.


(b)    Reports on Form 8-K:

       None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AIRTRAN HOLDINGS, INC.


Date: May 11, 1998                     /s/ D. Joseph Corr
                                       ------------------
                                       D. Joseph Corr
                                       President and Chief Executive Officer



Date: May 11, 1998                     /s/ David W. Lancelot
                                       ---------------------
                                       David W. Lancelot
                                       Vice President and Controller