Form 10-Q
period 1998-06-30
AIRTRAN HOLDINGS INC
filed 1998-08-14
CIK 948846

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998


                                       OR


[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ______________



Commission File No:  0-26914


                             AirTran Holdings, Inc.
             (Exact name of registrant as specified in its charter)


      Nevada                            58-2189551
      ------                            -----------

      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)


                9955 AirTran Boulevard, Orlando, Florida  32827
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


                             Yes   X        No
                                 ------        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


As of August 5, 1998, there were 64,657,007 shares of Common Stock of the Registrant outstanding.

                             AIRTRAN HOLDINGS, INC.



                                     INDEX



                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


         Consolidated Balance Sheets - June 30, 1998 and December 31, 1997


         Consolidated Statements of Operations - Three months ended
         June 30, 1998 and 1997; Six months ended June 30, 1998 and 1997


         Consolidated Statements of Cash Flows - Six months ended
         June 30, 1998 and 1997



         Notes to Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings


Item 6.  Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

Item 1.        Financial  Statements
-------        ---------------------

                            AIRTRAN HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands except share and per share data)

                                                                     June 30,   December 31,
Assets                                                                 1998         1997
------                                                              ---------   -----------
                                                                   (Unaudited)   (Audited)
Current assets:
   Cash and cash equivalents                                         $ 59,195       $ 86,025
   Restricted cash                                                      6,668          5,965
   Accounts receivable, less allowance of $341 and $1,354 at
    June 30, 1998 and December 31, 1997, respectively                  15,705          5,660
   Income tax receivable                                                    -          8,862
   Inventory, less allowance for obsolescence of $3,072 and
     $1,325 at June 30, 1998 and December 31, 1997, respectively       11,088         11,650
   Prepaid expenses                                                     2,127          2,811
   Other current assets                                                 2,852          3,079
                                                                      -------        -------
    Total current assets                                               97,635        124,052

Property and equipment:
   Flight equipment                                                   289,599        264,082
   Other property and equipment                                        22,800         22,805
    Less:  Accumulated depreciation                                   (85,717)       (74,643)
                                                                      -------        -------
                                                                      226,682        212,244
   Purchase deposits for flight equipment                              32,410         22,101
                                                                      -------        -------
                                                                      259,092        234,345

   Cost in excess of net assets acquired                               56,455         57,776
   Debt issuance costs                                                  8,434          9,863
   Other assets                                                        10,278          7,828
                                                                     --------       --------
Total assets                                                         $431,894       $433,864
                                                                     ========       ========

See accompanying notes to consolidated financial statements.

                                                                     (Continued)

                            AIRTRAN HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands except share and per share data)

                                                                            June 30,   December 31,
Liabilities and Stockholders' Equity                                          1998         1997
------------------------------------                                       ---------   -----------
                                                                          (Unaudited)   (Audited)
Current liabilities:
      Accounts payable                                                      $ 16,349       $ 12,215
      Accrued liabilities                                                     42,537         61,574
      Air traffic liability                                                   25,078         14,916
      Current portion of long-term debt                                        9,954          9,461
                                                                             -------       --------
       Total current liabilities                                              93,918         98,166

Long-term debt, less current portion                                         241,920        241,251
                                                                             -------        -------
Total liabilities                                                            335,838        339,417

Stockholders' equity:
      Preferred stock, $.01 par value per share, 5,000,000 shares
       authorized, no shares issued or outstanding                                 -              -
      Common stock, $.001 par value per share, 1,000,000,000 shares authorized, and 64,565,498 and 64,312,207 shares issued and
       outstanding at June 30, 1998 and December 31, 1997, respectively           65             64
      Additional paid-in capital                                             145,859        144,937
      Accumulated deficit                                                    (49,868)       (50,554)
                                                                            --------       --------
Total stockholders' equity                                                    96,056         94,447
                                                                            --------       --------
Total liabilities and stockholders' equity                                  $431,894       $433,864
                                                                            ========       ========

See accompanying notes to consolidated financial statements.

                            AIRTRAN HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands except share and per share data)

                                                                       For the three months ended     For the six months ended
                                                                                June 30,                      June 30,
                                                                       --------------------------     ------------------------
                                                                          1998            1997           1998          1997
                                                                       ----------      ----------     ----------    ----------
                                                                               (Unaudited)                   (Unaudited)
Operating revenues:
  Passenger                                                            $  119,001      $   45,192     $  209,281    $   80,307
  Cargo                                                                       764             678          1,562         1,127
  Other                                                                     4,223           1,889          7,686         3,253
                                                                       ----------      ----------     ----------    ----------
    Total operating revenues                                              123,988          47,759        218,529        84,687

Operating expenses and other, net
  Flight operations                                                        12,686           4,801         23,102         8,904
  Aircraft fuel                                                            19,139          10,716         35,791        19,852
  Maintenance                                                              19,669          10,534         38,536        24,640
  Station operations                                                       20,564          12,133         40,858        22,485
  Passenger services                                                        5,274           2,122          9,375         3,817
  Marketing and advertising                                                 3,470           2,875          9,904         5,227
  Sales and reservations                                                   16,634           3,723         27,454         6,801
  General and administration                                                5,167           3,347          8,689         6,143
  Depreciation                                                              6,898           7,362         13,228        12,247
  Loss (gain) on disposal of property                                          66               -             45           (49)
  Shutdown and other non-recurring                                              -               -              -         9,338
                                                                       ----------      ----------     ----------    ----------
    Total operating expenses                                              109,567          57,613        206,982       119,405
                                                                       ----------      ----------     ----------    ----------
Operating income (loss)                                                    14,421          (9,854)        11,547       (34,718)
Interest (income) expense:
  Interest income                                                            (906)         (1,702)        (1,904)       (3,268)
  Interest expense                                                          6,303           6,513         12,751        12,722
                                                                       ----------      ----------     ----------    ----------
Interest expense, net                                                       5,397           4,811         10,847         9,454
                                                                       ----------      ----------     ----------    ----------
Income (loss) before income taxes                                           9,024         (14,665)           700       (44,172)
Income tax expense (benefit)                                                  465          (5,439)            14       (16,439)
                                                                       ----------      ----------     ----------    ----------
Net income (loss)                                                      $    8,559      $   (9,226)    $      686    $  (27,733)
                                                                       ==========      ==========     ==========    ==========
Basic income (loss) per share                                          $     0.13      $    (0.17)    $     0.01    $    (0.51)
                                                                       ==========      ==========     ==========    ==========
Diluted income (loss) per share                                        $     0.13      $    (0.17)    $     0.01    $    (0.51)
                                                                       ==========      ==========     ==========    ==========
Basic weighted average number of shares outstanding                    64,540,000      54,906,000     64,479,000    54,892,000
                                                                       ==========      ==========     ==========    ==========
Diluted weighted average number of shares outstanding                  68,470,000      54,906,000     68,080,000    54,892,000
                                                                       ==========      ==========     ==========    ==========

See accompanying notes to consolidated financial statements.

                            AIRTRAN HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                               For the six months ended
                                                                                       June 30,
                                                                               ------------------------
                                                                                   1998         1997
                                                                               -----------   ----------
                                                                                      (Unaudited)
Operating activities:
Net income (loss)                                                                $    686     $(27,733)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                               13,954       14,634
       Provisions for uncollectible accounts                                        2,584          750
       Loss (gain) from disposal of assets                                             45          (49)
       Deferred income taxes                                                            -      (11,307)
   Changes in current operating assets and liabilities:
       Restricted cash                                                               (703)           -
       Accounts receivable                                                         (3,767)        (319)
       Other current assets                                                           789          169
       Prepaid expenses and deposits                                               (1,766)       5,585
       Accounts payable and accrued liabilities                                   (14,903)       3,467
       Air traffic liability                                                       10,162        6,825
       Income tax payable                                                               -       21,431
                                                                                 --------     --------
Net cash flows provided by operating activities                                     7,081       13,453

Investing activities:
      Purchases of property and equipment                                         (36,066)      (5,863)
      Proceeds from disposal of equipment                                              70          950
                                                                                 --------     --------
Net cash flows used for investing activities                                      (35,996)      (4,913)

Financing activities:
      Issuance of long-term debt                                                    6,100            -
      Payments of long-term debt                                                   (4,938)      (9,045)
      Proceeds from sale of common stock                                              923          217
                                                                                 --------     --------
Net cash flows provided by (used for) financing activities                          2,085       (8,828)
                                                                                 --------     --------
 Net decrease in cash and cash equivalents                                        (26,830)        (288)
Cash and cash equivalents at beginning of period                                   86,025      150,013
                                                                                 --------     --------
Cash and cash equivalents at end of period                                       $ 59,195     $149,725
                                                                                 ========     ========
Supplemental disclosures of cash flow activities:
      Cash paid for interest, net of amounts capitalized                         $ 11,092     $ 12,304
                                                                                 ========     ========
      Income taxes refunded                                                      $  9,686     $ 25,387
                                                                                 ========     ========
See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)


A.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, consolidated interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month periods ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.


B.  RECLASSIFICATIONS

Certain amounts in the 1997 financial statements have been reclassified to conform to the current year presentation.


C.  EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                           For the three months ended             For the six months ended
                                                   June 30,                                June 30,
                                           --------------------------             -------------------------
                                             1998               1997                1998             1997
                                           --------           -------             --------         --------
Numerator:
  Net income (loss)                        $  8,559           $(9,226)             $   686         $(27,733)
                                           ========           =======              =======         ========

  Denominator for basic income
  (loss) per share - weighted average
  shares                                     64,540            54,906               64,479           54,892
  Effect of dilutive stock options            3,930                 -                3,601                -
                                           --------           -------              -------         --------
  Denominator for diluted income
  (loss) per share - weighted-average
  shares and assumed conversions             68,470            54,906               68,080           54,892
                                            =======           =======              =======         ========
Basic income (loss) per share               $  0.13           $ (0.17)             $  0.01         $  (0.51)
                                            =======           =======              =======         ========
Diluted income (loss) per share             $  0.13           $ (0.17)             $  0.01         $  (0.51)
                                            -------           -------              -------         --------

D.  FREQUENT FLYER PROGRAM

The Company established its A-Plus Rewards frequent flyer program in the first quarter of 1998. The Company accrues the estimated incremental cost of providing free travel awards earned under its A-Plus Rewards frequent flyer program when free travel awards are redeemed.

E.  DEPRECIATION

Depreciation is calculated on a straight-line basis to estimated salvage values over estimated depreciable lives. These estimates are periodically reviewed for reasonableness and revised if necessary. Effective January 1, 1998, the Company revised its estimated salvage values and useful lives on certain of its DC-9 aircraft related equipment as follows:

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


The revised salvage value of the Company's DC-9 fleet ranges from approximately $434,000 to $2,614,000 per aircraft. The effect of this change for the quarter and six months ended June 30, 1998 was to increase income by approximately $3 million or $0.04 per share on a diluted basis and $6 million or $0.09 per share on a diluted basis, respectively. These estimates more accurately reflect management's expectations of estimated fair values at the anticipated dates of disposal.

F.  MAINTENANCE ACCRUALS

At December 31, 1997, the Company had accrued the estimated costs to reactivate certain aircraft. During the quarter ended June 30, 1998, the reactivation of these aircraft were completed and the costs associated therewith were finalized. The remaining maintenance accrual was therefore revised based on this additional information and $3 million was reversed into income, increasing income for the quarter and the six months ended June 30, 1998, by approximately $3 million or $0.04 per share on a diluted basis.

G.  COMMITMENTS AND CONTINGENCIES

As of June 30, 1998, the Company has a commitment to purchase 50 Boeing 717-200 aircraft. In addition, the Company intends to purchase hush kits for installation on Stage 2 aircraft to meet Stage 3 noise requirements. Commitments for these aircraft and hushkits will result in payments of approximately $37.8 million in 1998, $178.4 million in 1999, $233.9 million in 2000, $212.2 million in 2001 and $302.7 million in 2002.

The Company has been in negotiations with the Association of Flight Attendants
(AFA) over a labor contract, but reached an impasse on August 6, 1998. The Company and AFA were notified that the National Mediation Board was terminating its services and that, beginning September 5, 1998, either party could resort to self-help remedies, including a strike by the members of the AFA. The Company has made contingency plans to mitigate the impact of potential disruptions. However, a significant work stoppage by the AFA could have a material adverse effect on the Company.

A total of approximately 100 claims have been filed against the Company seeking damages attributable to the deaths of those on Flight 592. The Company's insurance carrier has assumed defense of these suits under a reservation of rights against third parties and the Company. The insurance carrier has settled and paid approximately 70 claims and is pursuing settlements in the balance of the claims. In the remaining lawsuits, a third party maintenance contractor has been named as a co-defendant as a result of the role that it played in the accident. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance, per occurrence, with a major group of independent insurers that provides facilities for all forms of aviation insurance for many major airlines.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

RESULTS OF OPERATIONS

The following chart indicates the service offered by the Company as of various dates between January 1, 1997 and June 30, 1998:

                       Total Number of          Number of          Number of
                     Aircraft in Service      Flights Per Day    Cities Served
     As of                   (1)                    (1)               (1)
-----------------    -------------------      ---------------    -------------
January 1, 1997              15                     124                18
March 31, 1997               24                     148                21
June 30, 1997                30                     184                24
September 30, 1997           31                     200                22
December 31, 1997            44                     237                43
March 31, 1998               46                     249                38
June 30, 1998                51                     281                37


(1) Includes aircraft operated by and service offered by AirTran Airlines and AirTran Airways after November 17, 1997.

Results of operations for the three and six months ended June 30, 1998 as compared to June 30, 1997:

                                     Three months ended June 30, 1998  Three months ended June 30, 1997
                                     --------------------------------  --------------------------------
                                                  % of                              % of
                                      Amount    Revenues    Per ASM     Amount    Revenues    Per ASM
                                      ------    --------    -------     ------    --------    -------
                                       (000)                             (000)
OPERATING REVENUES                    $123,988    100.0%     $0.084     $  47,759   100.0%    $ 0.068

EXPENSES
Flight Operations                     $ 12,686     10.2%     $0.009     $   4,801    10.1%    $ 0.007
Aircraft Fuel                           19,139     15.4%      0.013        10,716    22.4%      0.015
Maintenance                             19,669     15.9%      0.013        10,534    22.1%      0.015
Station Operations                      20,564     16.6%      0.014        12,133    25.4%      0.017
Passenger Services                       5,274      4.3%      0.004         2,122     4.4%      0.003
Marketing and Advertising                3,470      2.8%      0.002         2,875     6.0%      0.004
Sales and Reservations                  16,634     13.4%      0.011         3,723     7.8%      0.005
General and Administrative               5,167      4.2%      0.004         3,347     7.0%      0.005
Depreciation                             6,898      5.6%      0.005         7,362    15.4%      0.011
Loss on disposal of property                66        -           -             -       -           -
                                     ---------               ------      --------             -------
Total operating
  expenses and other, net              109,567     88.4%      0.074        57,613   120.6%      0.082

Interest expense, net                    5,397      4.4%      0.004         4,811    10.1%      0.007
                                      --------               ------      --------             -------
Income (loss) before income taxes     $  9,024      7.3%     $0.006      $(14,665)  (30.7%)   $(0.021)
                                      --------               ------      --------             -------


                                     Six months ended June 30, 1998    Six months ended June 30, 1997
                                     ------------------------------    ------------------------------
                                                  % of                              % of
                                      Amount    Revenues    Per ASM     Amount    Revenues    Per ASM
                                      ------    --------    -------     ------    --------    -------
                                       (000)                             (000)

OPERATING REVENUES                    $218,529    100.0%     $0.081     $  84,687   100.0%    $ 0.070

EXPENSES
Flight Operations                     $ 23,102     10.6%     $0.009     $   8,904    10.5%    $ 0.007
Aircraft Fuel                           35,791     16.4%      0.013        19,852    23.4%      0.016
Maintenance                             38,536     17.6%      0.014        24,640    29.1%      0.020
Station Operations                      40,858     18.7%      0.015        22,485    26.6%      0.019
Passenger Services                       9,375      4.3%      0.003         3,817     4.5%      0.003
Marketing and Advertising                9,904      4.5%      0.004         5,227     6.2%      0.004
Sales and Reservations                  27,454     12.6%      0.010         6,801     8.0%      0.006
General and Administrative               8,689      4.0%      0.003         6,143     7.3%      0.005
Depreciation                            13,228      6.1%      0.005        12,247    14.5%      0.010
Loss (gain) on disposal of property         45        -           -           (49)   (0.1%)         -
Shutdown and other
  nonrecurring expenses                      -        -           -         9,338    11.0%      0.008
                                     ---------               ------      --------             -------
Total operating
  expenses and other, net              206,982     94.7%      0.077       119,405   141.0%      0.098

Interest expense, net                   10,847      5.0%      0.004         9,454    11.2%      0.008
                                      --------               ------      --------             -------
Income (loss) before income taxes     $    700      0.3%     $    -      $(44,172)  (52.2%)   $(0.036)
                                      --------               ------      --------             -------


Quarter over quarter comparison
-------------------------------
Total operating revenues for the quarter ended June 30, 1998 increased 159.6% to $123,988,000 as compared to $47,759,000 for the quarter ended June 30, 1997. The Company's ASMs, load factors and average fares for the second quarter 1998 were
1.5 billion, 63.3% and $79.12, respectively, as compared to 701 million, 54.9% and $58.92, respectively, for the same period of 1997. Capacity increased due to the increased number of flights per day, the number of cities served, along with an increase of 21 operating aircraft in the second quarter of 1998, partially as a result of the Company's acquisition of Airways Corporation in November 1997, as compared to the same period of 1997. A healthy economy helped contribute to increased demand and yield in the second quarter of 1998, as compared to the same period of 1997. In addition, the Company has focused its efforts on attracting more business travelers and has also implemented several initiatives to enhance revenue, including a frequent flyer program, business class seating and an automated revenue management system. However, the Company is currently experiencing aggressive, competitive pricing strategies that could negatively impact future loads and yields.

Flight operations expenses include direct aircraft operating costs, hull insurance and pilot compensation, but exclude aircraft fuel, maintenance and passenger services expenses. Flight operations expenses increased in the second quarter of 1998 primarily due to a 110.0% increase in ASMs. Flight operations expenses increased on a per ASM basis for the quarter ended June 30, 1998 primarily due to a 10% wage increase during April of 1998 and premium compensation paid as a result of pilot shortages.

Fuel expense, on a per ASM basis, declined primarily due to a drop in the Company's average fuel cost per gallon to $0.55 for the second quarter of 1998 from $0.67 for the same period of 1997.

Maintenance expenses include all administrative costs of the maintenance department as well as normal recurring maintenance. Expenses for engine overhaul and certain scheduled heavy maintenance procedures are expensed as incurred and are included in this cost. Overall, maintenance expenses for the quarter ended June 30, 1998 increased due to significant expansion of service from the same period of last year. On a per ASM basis, however, maintenance costs decreased slightly due to the significant increase in ASMs for the quarter ended June 30, 1998 as compared to the same period of 1997.

Station operations expense includes all expenses incurred at the airports, as well as station operations administration and liability insurance. Station operations expenses were lower, on a per ASM basis, for the second quarter of 1998 than the second quarter of 1997 due to inefficiencies incurred during 1997 generated from restarting operations on a limited basis.

Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. Passenger services expenses remained relatively constant as a percentage of revenue and on a per ASM basis from the second quarter of 1998 as compared to the second quarter of 1997.

Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. Marketing and advertising expenses decreased as a percentage of revenue and on a per ASM basis from the second quarter of 1998 as compared to the second quarter of 1997 due primarily to the Company's decision to limit advertising to its major markets during the quarter ended June 30, 1998.

Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees, ARC processing fees and travel agency commissions. Sales and reservations expenses, as a percentage of revenue, increased in the second quarter of 1998 as compared to the second quarter of 1997 due primarily to the fact that the Company joined the Airline Reporting Corporation (ARC) in September 1997 to process all of its ARC member travel agency bookings.

General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for legal expenses, accounting and other miscellaneous expenses. General and administrative costs for the second quarter of 1998 were lower, on a per ASM basis, as compared to the second quarter of 1997 due to the increased service levels during the second quarter of 1998 over which to spread these costs.

Depreciation expense includes depreciation on aircraft and ground equipment. Depreciation expense for the quarter ended June 30, 1998 was lower than the quarter ended June 30, 1997 due to the change in estimated salvage values and estimated useful lives as discussed in Note E in the notes to the consolidated financial statements above.

Interest expense, net for the quarter ended June 30, 1998 increased over the quarter ended June 30, 1997 due to an increase in the average debt balance outstanding, offset by an increase in capitalized interest on advance purchase deposits for the new Boeing 717-200 fleet.



Year to date over year to date comparison
-----------------------------------------

Total operating revenues for the six months ended June 30, 1998 increased 158.0% to $218,529,000 as compared to $84,687,000 for the six months ended June 30, 1997. The Company's ASMs, load factors and average fares for the first six months of 1998 were 2.7 billion, 60.7% and $79.60, respectively, as compared to
1.2 billion, 54.5% and $59.62, respectively, for the same period of 1997. Capacity increased due to the increased number of flights per day, increased number of cities served, and an increase of 21 operating aircraft during the six months ended June 30, 1998, partially as a result of the Company's acquisition of Airways Corporation in November 1997, as compared to the same period of 1997. A healthy economy helped contribute to increased demand and yield in the first six months of 1998 as compared to the same period of 1997. In addition, the Company has implemented several initiatives to enhance revenue, including a frequent flyer program, business class seating and an automated revenue management system. However, the Company is currently experiencing aggressive, competitive pricing strategies that could negatively impact future loads and yields.

Flight operations expenses increased slightly on a per ASM basis for the six months ended June 30, 1998 primarily due to a 10% wage increase during April of 1998 and premium compensation paid as a result of pilot shortages. Overall, flight operations expenses increased for the first six months of 1998 reflecting the 122.4% increase in ASMs.

Fuel expense, on a per ASM basis, declined primarily due to a drop in the Company's average fuel cost per gallon to $0.57 for the six months ended June 30, 1998 from $0.71 for the same period of 1997.

Maintenance expense for the six months ended June 30, 1998 increased primarily due to the introduction of 21 additional aircraft since June 30, 1997. On a per ASM basis, however, maintenance costs decreased primarily due to the reactivation of 9 fewer aircraft during the six months ended June 30, 1998 as compared to the same period of 1997.

Station operations expenses were lower, on a per ASM basis, for the six months ended June 30, 1998 than the six months ended June 30, 1997 due to inefficiencies incurred during 1997 relating to restarting operations on a limited basis.

Passenger services expenses remained constant as a percentage of revenue and on a per ASM basis for the six months ended June 30, 1998 as compared to the same period of last year.

Marketing and advertising expenses remained constant on a per ASM basis for the six months ended June 30, 1998 as compared to the same period of last year.

Sales and reservations expenses, as a percentage of revenue and on a per ASM basis, increased for the six months ended June 30, 1998 as compared to the same period of last year primarily due to the fact that the Company joined the Airline Reporting Corporation (ARC) in September 1997 to process all of its ARC member travel agency bookings.

General and administrative costs for the six months ended June 30, 1998 were lower, on a per ASM basis, as compared to the six months ended June 30, 1997 due to the increased efficiency relating to economies of scale achieved with expanded operations in 1998.

Depreciation expense for the six months ended June 30, 1998 was higher than the six months ended June 30, 1997 due to the return of aircraft to operating specifications (previously classified as assets held for sale) and to depreciation expense on non-performing assets which was included in shutdown and other non-recurring expenses in the first six months of 1997. The increase was partially offset by the change in estimated salvage values and estimated lives as discussed in Note E in the notes to the consolidated financial statements above.

Interest expense, net for the six months ended June 30, 1998 increased over the six months ended June 30, 1997 due to an increase in the average debt balance outstanding, offset by an increase in capitalized interest on advance purchase deposits for the new Boeing 717-200 fleet.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

AirTran relies primarily on its operating cash flow to provide working capital. There are no lines of credit or other facilities. As of June 30, 1998, the Company had cash and cash equivalents of $59.2 million compared to $86.0 million at December 31, 1997 and working capital of $3.7 million compared to $25.9 million at December 31, 1997.

For the six months ended June 30, 1998, operating activities provided $7.1 million in cash flow. Investing activities used $36.0 million as a result of the acquisition of spare engines and Boeing 717-200 advance purchase deposits. Financing activities provided $2.1 million as a result of obtaining $6.1 million in financing for the purchase of spare engines and $0.9 million provided by the exercise of stock options. These proceeds were offset by $4.9 million in debt payments.

As of June 30, 1998, the Company's operating fleet consisted of 40 McDonnell Douglas DC-9-30 aircraft and 11 Boeing 737-200 aircraft. The Company currently leases one DC-9-30 aircraft to another carrier.

The Company has contracted with Boeing (successor to McDonnell Douglas) for the purchase of 50 Boeing 717-200 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. Approximately $45.8 million of this amount will be paid in progress payments during the remainder of 1998 and 1999. There can be no assurance that cash provided by operations will be sufficient to meet the progress payments for the Boeing 717-200's. If the Company exercises its option to acquire up to an additional 50 Boeing 717-200 aircraft, additional payments could be required beginning in June 1999. The Company expects to finance at least 80% of the cost of each of these aircraft. Although Boeing has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the assistance to be provided by Boeing, aircraft related debt financing should be available when needed. There is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures over the next two years. By December 31, 1998, 75% of the Company's aircraft must be brought into compliance with Stage 3 requirements and by December 31, 1999, full compliance is required. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft or disposing of Stage 2 aircraft and by acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $45.3 million for its remaining non-hushed DC-9-30 and 737-200 aircraft. Any disposition of Stage 2 aircraft would reduce this obligation. There can be no assurance that cash provided by operations will be sufficient to meet the capital requirements to finance the remaining hushkits required for Stage 3 compliance.

The Company has been in negotiations with the Association of Flight Attendants
(AFA) over a labor contract, but reached an impasse on August 6, 1998. The Company and the AFA were notified that the National Mediation Board was terminating its services and that beginning September 5, 1998, either party could resort to self-help remedies, including a strike by the members of the AFA. The Company has made contingency plans to mitigate the impact of potential disruptions. However, a significant work stoppage by the AFA could have a material adverse effect on the Company. In the event that there is a significant work stoppage, there can be no assurance that the Company will be able to sustain sufficient cash flows from operations to meet its Boeing 717-200 progress payments and Stage 3 requirements.

New price competitions, the Company's preparation for possible labor actions and any such labor actions could likely impair the Company's third quarter profitability.

                          PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

Several stockholder class action suits have been filed against the Company and certain of its present and former executive officers and Directors ("Defendants"). The consolidated lawsuits discussed below seek class certification for all purchasers of stock in the Company during periods beginning on or after June 1995 and ending on or before June 18, 1996, and are based on allegedly misleading public statements made by the Company or omission to disclose material facts in violation of federal securities laws. These suits have been consolidated into a single action (In re ValuJet, Inc.). A
                                             ------------------
Consolidated Amended Complaint was filed on October 18, 1996. All of the Defendants filed a joint Motion to Dismiss which was denied in part and granted in part (dismissing the negligent misrepresentations claims). The Defendants have filed an answer to the Consolidated Amended Complaint. On November 25, 1996, Plaintiffs filed their Motion for Class Certification. Defendants filed their response memorandum of law on July 7, 1998. The discovery period will end on February 28, 1999. Two suits (Cohen et al. v. ValuJet, Inc., et al. and
                                 -------------------------------------
Hepler et al. v. ValuJet, Inc. et al.) have been filed in the State Court of
-------------------------------------
Fulton County, Georgia. On December 23, 1997, a Consent Order of Dismissal in favor of all Defendants without prejudice was entered. Although the Company denies that it has violated any of its obligations under the federal securities laws, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 592. Approximately 100 such lawsuits have been filed against the Company. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases will proceed in state courts in Florida and Georgia, Texas and Missouri. The Company's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and the Company and has settled and paid approximately 70 claims as of August 3, 1998, and is pursuing settlements in the balance of the claims. In the remaining lawsuits, SabreTech has been named as a co-defendant as a result of the role that it played in the accident. The Company maintains a $750 million policy of liability insurance per occurrence. The Company believes that the coverage will be sufficient to cover all claims arising from the accident.

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

In November 1997, the AFA and a former flight attendant filed suit in federal court in the Eastern District of Virginia alleging that the Company had violated the Railway Labor Act. The Company does not believe that it has violated such act. This case has been removed to the United States District Court in the Northern District of Georgia.

From time to time, the Company is engaged in other litigation arising in the ordinary course of its business. The Company does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.

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

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits:

      10 Employment Agreement dated January 1, 1998, between AirTran Holdings, Inc. and D. Joseph Corr.

      27  Financial Data Schedule.


(b)  Reports on Form 8-K:

     None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AIRTRAN HOLDINGS, INC.



Date: August 10, 1998           /s/ D. Joseph Corr
                                ---------------------------------------
                                D. Joseph Corr
                                President and Chief Executive Officer



Date: August 10, 1998           /s/ David W. Lancelot
                                ---------------------------------------
                                David W. Lancelot
                                Vice President and Controller