Form 10-Q
period 1998-09-30
AIRTRAN HOLDINGS INC
filed 1998-11-12
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                      OR

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________


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

As of November 3, 1998, there were 64,894,807 shares of Common Stock of the Registrant outstanding.

                            AIRTRAN HOLDINGS, INC.

                                     INDEX


                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 1998 and December 31, 1997

         Consolidated Statements of Operations - Three months ended September 30, 1998 and 1997; Nine months ended September 30, 1998 and 1997

         Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


Item 6.  Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                            AIRTRAN HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands except share and per share data)


                                                                        September 30,   December 31,
  Assets                                                                    1998            1997
-----------                                                             ------------    -----------
                                                                         (Unaudited)     (Audited)
Current assets:
   Cash and cash equivalents                                              $ 34,516       $ 86,025
   Restricted cash                                                           8,197          5,965
   Accounts receivable, less allowance of $378 and $1,354 at
    September 30, 1998 and December 31, 1997, respectively                  17,836          5,660
   Income tax receivable                                                         -          8,862
   Inventory, less allowance for obsolescence of $3,572 and $1,325
    at September 30, 1998 and December 31, 1997, respectively               11,830         11,650
   Prepaid expenses                                                          1,761          2,811
   Other current assets                                                      2,641          3,079
                                                                          --------       --------
    Total current assets                                                    76,781        124,052

Property and equipment:
   Flight equipment                                                        304,707        264,082
   Other property and equipment                                             23,339         22,805
    Less:  Accumulated depreciation                                        (91,670)       (74,643)
                                                                          --------       --------
                                                                           236,376        212,244
   Purchase deposits for flight equipment                                   36,175         22,101
                                                                          --------       --------
                                                                           272,551        234,345

   Cost in excess of net assets acquired                                    56,375         57,776
   Debt issuance costs                                                       7,696          9,863
   Other assets                                                             10,413          7,828
                                                                          --------       --------
Total assets                                                              $423,816       $433,864
                                                                          ========       ========
See accompanying notes to consolidated financial statements.  (Continued)

                            AIRTRAN HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands except share and per share data)


                                                                          September 30,   December 31,
Liabilities and Stockholders' Equity                                          1998           1997
------------------------------------                                      ------------    -----------
                                                                           (Unaudited)     (Audited)
Current liabilities:
        Accounts payable                                                     $ 11,308      $ 12,215
        Accrued liabilities                                                    53,614        61,574
        Air traffic liability                                                  23,677        14,916
        Current portion of long-term debt                                       9,612         9,461
                                                                             --------      --------
         Total current liabilities                                             98,211        98,166

Long-term debt, less current portion                                          239,487       241,251
                                                                             --------      --------
Total liabilities                                                             337,698       339,417

Stockholders' equity:
        Preferred stock, $.01 par value per share, 5,000,000 shares
         authorized, no shares issued or outstanding                                -             -
        Common stock, $.001 par value per share, 1,000,000,000
         shares authorized, and 64,888,498 and 64,312,207 shares
         issued and outstanding at September 30, 1998 and
         December 31, 1997, respectively                                           65            64
        Additional paid-in capital                                            146,814       144,937
        Accumulated deficit                                                   (60,761)      (50,554)
                                                                             --------      --------
Total stockholders' equity                                                     86,118        94,447
                                                                             --------      --------
Total liabilities and stockholders' equity                                   $423,816      $433,864
                                                                             ========      ========

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands except share and per share data)

                                                    For the three months ended      For the nine months ended
                                                           September 30,                   September 30,
                                                   ---------------------------      --------------------------
                                                       1998            1997             1998          1997
                                                   -----------     -----------      -----------    -----------
                                                           (Unaudited)                      (Unaudited)
Operating revenues:
     Passenger                                     $   110,575     $    53,570       $   319,856   $   133,878
     Cargo                                                 740             582             2,302         1,709
     Other                                               3,745           2,261            11,431         5,514
                                                   -----------     -----------       -----------   -----------
     Total operating revenues                          115,060          56,413           333,589       141,101

Operating expenses and other, net:
     Flight operations                                  13,642           5,094            36,744        13,998
     Aircraft fuel                                      19,321          13,522            55,112        33,373
     Maintenance                                        27,716          16,266            66,252        40,906
     Station operations                                 22,589          12,857            63,447        35,343
     Passenger services                                  5,886           2,552            15,261         6,370
     Marketing and advertising                           4,021           2,888            13,925         8,115
     Sales and reservations                             15,119           4,544            42,573        11,345
     General and administration                          4,660           3,129            13,349         9,272
     Depreciation                                        7,109           8,261            20,337        20,508
     Loss (gain) on disposal of property                   316            (225)              361          (274)
     Rebranding expenses                                     -             325                 -           325
     Shutdown and other non-recurring                        -               -                 -         9,338
                                                   -----------     -----------       -----------   -----------
     Total operating expenses                          120,379          69,213           327,361       188,619
                                                   -----------     -----------       -----------   -----------
Operating income (loss)                                 (5,319)        (12,800)            6,228       (47,518)
Interest (income) expense:
     Interest income                                      (779)         (1,644)           (2,683)       (4,913)
     Interest expense                                    6,367           7,131            19,118        19,854
                                                   -----------     -----------       -----------   -----------
Interest expense, net                                    5,588           5,487            16,435        14,941
                                                   -----------     -----------       -----------   -----------

Loss before income taxes                               (10,907)        (18,287)          (10,207)      (62,459)
Income tax benefit                                         (14)         (3,675)                -       (20,114)
                                                   -----------     -----------       -----------   -----------
Net loss                                           $   (10,893)    $   (14,612)      $   (10,207)  $   (42,345)
                                                   ===========     ===========       ===========   ===========
Basic loss per share                                    $(0.17)         $(0.27)           $(0.16)       $(0.77)
                                                   ===========     ===========       ===========   ===========
Diluted loss per share                                  $(0.17)         $(0.27)           $(0.16)       $(0.77)
                                                   ===========     ===========       ===========   ===========
Weighted average number of shares
 outstanding (basic and diluted)                    64,688,200      54,984,451        64,549,539    54,922,522
                                                   ===========     ===========       ===========   ===========

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               For the nine months ended
                                                                     September 30,
                                                               -------------------------
                                                                   1998         1997
                                                               ------------ ------------
                                                                      (Unaudited)
Operating activities:
Net loss                                                         $(10,207)   $(42,345)
    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
         Depreciation and amortization                             21,174      23,356
         Provisions for uncollectible accounts                      4,906       2,181
         Loss (gain) from disposal of assets                          361        (274)
         Deferred income taxes                                          -     (14,982)
    Changes in current operating assets and liabilities:
         Restricted cash                                           (2,232)          -
         Accounts receivable                                       (8,220)     (2,941)
         Notes receivable                                               -     (12,700)
         Other current assets                                         258      (2,129)
         Prepaid expenses and deposits                             (1,535)      7,378
         Accounts payable and accrued liabilities                  (8,867)     10,718
         Air traffic liability                                      8,761       5,099
         Income tax payable                                             -      22,943
                                                                 --------    --------
Net cash flows provided by (used for) operating activities          4,399      (3,696)

Investing activities:
        Purchases of property and equipment                       (56,328)    (17,358)
        Proceeds from disposal of equipment                           155       3,217
                                                                 --------    --------
Net cash flows used for investing activities                      (56,173)    (14,141)

Financing activities:
        Issuance of long-term debt                                  6,100      72,418
        Payments of long-term debt                                 (7,713)    (81,748)
        Proceeds from sale of common stock                          1,878         364
                                                                 --------    --------
Net cash flows provided by (used for) financing activities            265      (8,966)
                                                                 --------    --------
 Net decrease in cash and cash equivalents                        (51,509)    (26,803)
Cash and cash equivalents at beginning of period                   86,025     150,013
                                                                 --------    --------
Cash and cash equivalents at end of period                       $ 34,516    $123,210
                                                                 ========    ========
Supplemental disclosures of cash flow activities:
        Cash paid for interest, net of amounts capitalized       $ 10,360    $ 14,720
                                                                 ========    ========
        Income taxes refunded                                    $  9,686    $ 26,906
                                                                 ========    ========

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (UNAUDITED)



A.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, consolidated interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.


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


E.  DEPRECIATION

Depreciation is calculated on a straight-line basis to estimated salvage values over estimated depreciable lives. These estimates are periodically reviewed for reasonableness and revised if necessary. Effective January 1, 1998, the Company revised its estimated salvage values and useful lives on certain of its DC-

9 aircraft related equipment as follows:

                   Prior years'      Current      Prior years'    Current
                  Salvage Value   Salvage Value   Useful Life   Useful Life
                  --------------  --------------  ------------  -----------
Airframes              10%             40%         10-12 years  10-12 years
Engines                10%             10%           3 years    10-12 years
Aircraft parts       5-50%              5%           3 years     fleet life

The revised salvage value of the Company's DC-9 fleet ranges from approximately $434,000 to $2,614,000 per aircraft. The effect of this change for the quarter and nine months ended September 30, 1998 was to increase income by approximately $3 million or $0.05 per share on a diluted basis and $9 million or $0.14 per share on a diluted basis, respectively. These estimates more accurately reflect management's expectations of estimated fair values at the anticipated dates of disposal.


F.  MAINTENANCE ACCRUALS

At December 31, 1997, the Company had accrued the estimated costs to reactivate certain aircraft. During the quarter ended June 30, 1998, the reactivation of these aircraft were completed and the costs associated therewith were finalized. The remaining maintenance accrual was therefore revised based on this additional information and $3 million was reversed into income, increasing income for the nine months ended September 30, 1998, by approximately $3 million or $0.05 per share on a diluted basis.


G.  COMMITMENTS AND CONTINGENCIES

As of September 30, 1998, the Company has a commitment to purchase 50 Boeing 717-200 aircraft. In addition, the Company intends to purchase hushkits for installation on Stage 2 aircraft to meet Stage 3 noise requirements. Commitments for these aircraft and hushkits will result in payments of approximately $14.4 million in 1998, $187.3 million in 1999, $252.2 million in 2000, $223.4 million in 2001 and $282.6 million in 2002.

A total of approximately 100 claims have been filed against the Company seeking damages attributable to the deaths of those on Flight 592. The Company's insurance carrier has assumed defense of these suits under a reservation of rights against third parties and the Company. The insurance carrier has settled and paid approximately 80 claims and is pursuing settlements in the balance of the claims. In the remaining lawsuits, a third party maintenance contractor has been named as a co-defendant as a result of the role that it played in the accident. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability which might finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance, per occurrence, with a major group of independent insurers that provides facilities for all forms of aviation insurance for many major airlines.

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

In May 1997, the third party maintenance contractor filed a Complaint for declaratory judgment and other relief against the Company. The action seeks a determination that the third party maintenance contractor is not liable to the Company for the accident involving Flight 592 as a result of language contained in certain of the contracts between the parties and that the Company is liable to the third party maintenance contractor for damages that it has suffered. The Company intends to vigorously defend this lawsuit.

Also in May 1997, the State of Florida filed suit against the Company and its insurers in the United States District Court for the Southern District of Florida seeking recovery of costs incurred relating to the accident involving Flight 592. The Company does not believe that it is obligated for such amounts and has filed a motion to dismiss this lawsuit.

Several governmental inquiries and investigations have been launched in connection with the loss of Flight 592, including investigations by the DOT, the National Transportation Safety Board, the U.S. Attorney's office in Atlanta, Georgia and Miami, Florida and certain state agencies in Florida. Although the Company does not believe, based on information currently available to it, that such investigations and inquiries will result in any finding of criminal wrongdoing on its part, some of the investigations have not yet been concluded and the possibility of such a finding cannot be ruled out. The Company may also be assessed civil penalties in connection with the accident and/or the results of ensuing investigations. Any such findings or penalties could be material.

Several stockholder class action suits have been filed against the Company and certain of its present and former executive officers and Directors ("Defendants"). Class certification has been granted for all purchasers of stock in the Company during the period beginning in June 1995 and ending on June 18, 1996. The lawsuits are based on allegedly misleading public statements made by the Company or failure to disclose material facts in violation of federal securities laws. The Company denies that it has violated any of its obligations under the federal securities laws and believes that meritorious defenses exist in the lawsuits.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS

The following chart indicates the service offered by the Company as of various dates between January 1, 1997 and September 30, 1998:

                            Total Number of         Number of        Number of
                          Aircraft in Service    Flights Per Day   Cities Served
     As of                        (1)                  (1)              (1)
------------------        -------------------    ---------------   -------------
January 1, 1997                   15                   124              18
March 31, 1997                    24                   148              21
June 30, 1997                     30                   184              24
September 30, 1997                31                   200              22
December 31, 1997                 44                   237              43
March 31, 1998                    46                   249              38
June 30, 1998                     51                   281              37
September 30, 1998                50                   272              30


(1) Includes aircraft operated by and service offered by AirTran Airlines and AirTran Airways after November 17, 1997.

Quarter over quarter comparison:
--------------------------------

                                         Three months ended September 30, 1998      Three months ended September 30, 1997
                                                         % of                                       % of
                                          Amount        Revenues       Per ASM       Amount        Revenues       Per ASM
                                       -------------  -------------  -----------  -------------  -------------  -----------
                                          (000)                                      (000)

OPERATING REVENUES                         $115,060         100.0%      $ 0.082       $ 56,413         100.0%      $ 0.066

EXPENSES
Flight Operations                            13,642          11.9%        0.010          5,094           9.0%        0.006
Aircraft Fuel                                19,321          16.8%        0.014         13,522          24.0%        0.016
Maintenance                                  27,716          24.1%        0.020         16,266          28.8%        0.019
Station Operations                           22,589          19.6%        0.016         12,857          22.8%        0.015
Passenger Services                            5,886           5.1%        0.004          2,552           4.5%        0.003
Marketing and Advertising                     4,021           3.5%        0.003          2,888           5.1%        0.003
Sales and Reservations                       15,119          13.1%        0.011          4,544           8.1%        0.005
General and Administrative                    4,660           4.1%        0.003          3,129           5.5%        0.004
Depreciation                                  7,109           6.2%        0.005          8,261          14.6%        0.010
Loss (gain) on disposal of property             316           0.3%            -           (225)        (0.4)%            -
Rebranding                                        -             -             -            325           0.6%            -
                                           --------                     -------       --------                     -------
Total operating
 expenses and other, net                    120,379         104.7%        0.086         69,213         122.6%        0.081
Interest expense, net                         5,588           4.9%        0.004          5,487           9.7%        0.006
                                           --------                     -------       --------                     -------
Income (loss) before income taxes          $(10,907)         (9.6%)     $(0.008)      $(18,287)        (32.3%)     $(0.021)
                                           ========                     =======       ========                     =======


Total operating revenues for the quarter ended September 30, 1998 increased 104.0% to $115,060,000 as compared to $56,413,000 for the quarter ended September 30, 1997. The Company's ASMs, load factors and average fares for the third quarter 1998 were 1.4 billion, 59.9% and $78.04, respectively, as compared to 853 million, 51.6% and $62.39, respectively, for the same period of 1997. Capacity increased due to the increased number of flights per day, the number of cities served, along with an increase of 19 operating aircraft in the third quarter of 1998, partially as a result of the Company's acquisition of Airways Corporation in November 1997 as compared to the same period of 1997. In the third quarter of 1998, as compared to the same period of 1997, the Company has focused its efforts on attracting more business travelers and has also implemented several initiatives to enhance revenue, including a frequent flyer program, business class seating and an automated revenue management system. These efforts have resulted in increased demand and yield. However, the Company is currently experiencing aggressive, competitive pricing strategies that did negatively affect revenues during the third quarter of 1998. Continued aggressive competition could negatively impact future periods as well.

Flight operations expenses include direct aircraft operating costs, hull insurance and pilot compensation. Flight operations expenses increased in the third quarter of 1998 due to a 64.9% increase in ASMs and an increase in cost per ASM. Flight operations expenses increased on a per ASM basis for the quarter ended September 30, 1998 primarily due to a 10% wage increase during April of 1998 and premium compensation paid as a result of pilot shortages.

Aircraft fuel, on a per ASM basis, declined primarily due to a drop in the Company's average fuel cost per gallon to $0.56 for the third quarter of 1998 from $0.67 for the same period of 1997. Actual aircraft fuel expense increased due to a 73% increase in consumption.

Maintenance expenses include all administrative costs of the maintenance department as well as normal recurring maintenance. Expenses for engine overhaul and certain scheduled heavy maintenance procedures are expensed as incurred and are included in this cost. Overall, maintenance expenses for the quarter ended September 30, 1998 increased due to a 64.9% increase in ASMs as compared to the same period of last year. The slight increase on a per ASM basis was due to higher engine overhaul costs.

Station operations expense includes all expenses incurred at the airports, as well as station operations administration and liability insurance. Station operations expenses were slightly higher, on a per ASM basis, for the third quarter of 1998 than the third quarter of 1997 due to a 17% wage increase.

Passenger services expenses include flight attendant wages and benefits and catering expenses. Also included are the costs for flight attendant training and flight attendant overnight expenses. Passenger services expenses remained relatively constant as a percentage of revenue and on a per ASM basis from the third quarter of 1998 as compared to the third quarter of 1997. During October 1998, the Company ratified a labor contract with the Association of Flight Attendants (AFA) which included a 10% wage increase effective October 1, 1998.

Marketing and advertising expenses include all advertising expenses and wages and benefits for the marketing department. Marketing and advertising expenses remained relatively constant on a per ASM basis from the third quarter of 1998 as compared to the third quarter of 1997. However, actual costs increased due to increased advertising efforts to stimulate revenues in light of aggressive competitive pressures.

Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees, ARC processing fees and travel agency commissions. Sales and reservations expenses, as a percentage of revenue, increased in the third quarter of 1998 as compared to the third quarter of 1997 due primarily to the fact that the Company joined the Airline Reporting Corporation (ARC) in September 1997 to process all of its ARC member travel agency bookings.

General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for legal expenses, accounting and other miscellaneous expenses. General and administrative costs for the third quarter of 1998 were lower, on a per ASM basis, as compared to the third quarter of 1997 due to the increased service levels during the third quarter of 1998 which resulted in improved economies of scale.

Depreciation expense includes depreciation on aircraft and ground equipment. Depreciation expense for the quarter ended September 30, 1998 was lower than the quarter ended September 30, 1997 due to the change in estimated salvage values and estimated useful lives as discussed in Note E in the notes to the consolidated financial statements above, offset by an increase due to returning aircraft to operations previously classified as assets held for sale.

Interest expense, net for the quarter ended September 30, 1998 increased over the quarter ended September 30, 1997 due to an increase in the average debt balance outstanding and decreasing cash balances. This increase was offset by an increase in capitalized interest on advance purchase deposits for the new Boeing 717-200 fleet.

Year to date over year to date comparison:
------------------------------------------


                                      Nine months ended September 30, 1998    Nine months ended September 30, 1997
                                                        % of                                   % of
                                        Amount        Revenues    Per ASM      Amount        Revenues     Per ASM
                                      ----------     ----------  ---------   ----------     ----------   ---------
                                         (000)                                  (000)

OPERATING REVENUES                      $333,589        100.0%     $ 0.081    $141,101         100.0%     $ 0.068

EXPENSES
Flight Operations                         36,744         11.0%       0.009      13,998           9.9%       0.007
Aircraft Fuel                             55,112         16.5%       0.013      33,373          23.7%       0.016
Maintenance                               66,252         19.9%       0.016      40,906          29.0%       0.020
Station Operations                        63,447         19.0%       0.015      35,343          25.0%       0.017
Passenger Services                        15,261          4.6%       0.004       6,370           4.5%       0.003
Marketing and Advertising                 13,925          4.2%       0.003       8,115           5.8%       0.004
Sales and Reservations                    42,573         12.8%       0.010      11,345           8.0%       0.005
General and Administrative                13,349          4.0%       0.003       9,272           6.6%       0.004
Depreciation                              20,337          6.1%       0.005      20,508          14.5%       0.010
Loss (gain) on disposal of property          361          0.1%           -        (274)         (0.2%)         -
Rebranding                                     -            -            -         325           0.2%          -
Shutdown and other
 nonrecurring expenses                         -            -            -       9,338           6.6%       0.005
                                        --------                   -------    --------                    -------
Total operating
 expenses and other, net                 327,361         98.2%       0.078     188,619         133.6%       0.091
Interest expense, net                     16,435          4.9%       0.004      14,941          10.6%       0.007
                                        --------                   -------    --------                    -------
Income (loss) before income taxes       $(10,207)        (3.1%)    $(0.002)   $(62,459)        (44.2%)    $(0.030)
                                        ========                   =======    ========                    =======


Total operating revenues for the nine months ended September 30, 1998 increased 136.4% to $333,589,000 as compared to $141,101,000 for the nine months ended September 30, 1997. The Company's ASMs, load factors and average fares for the first nine months of 1998 were 4.1 billion, 60.4% and $79.06, respectively, as compared to 2.1 billion, 53.3% and $60.68, respectively, for the same period of 1997. Capacity increased due to the increased number of flights per day, increased number of cities served, and an increase of 19 operating aircraft during the nine months ended September 30, 1998, partially as a result of the Company's acquisition of Airways Corporation in November 1997, as compared to the same period of 1997. In the first nine months of 1998, as compared to the same period of 1997, the Company has focused its efforts on attracting more business travelers and has also implemented several initiatives to enhance revenue, including a frequent flyer program, business class seating and an automated revenue management system. These efforts have resulted in increased demand and yield. However, the Company is currently experiencing aggressive, competitive pricing strategies that could negatively impact future loads and yields.

Flight operations expenses increased on a per ASM basis for the nine months ended September 30, 1998 primarily due to a 10% wage increase during April of 1998 and premium compensation paid as a result of pilot shortages. Overall, flight operations expenses increased for the first nine months of 1998 reflecting the 98.6% increase in ASMs.

Aircraft fuel, on a per ASM basis, declined primarily due to a drop in the Company's average fuel cost per gallon to $0.56 for the nine months ended September 30, 1998 from $0.69 for the same period of 1997.

Maintenance expense for the nine months ended September 30, 1998 increased primarily due to the introduction of 19 additional aircraft since September 30, 1997. On a per ASM basis, however, maintenance costs decreased primarily due to the reactivation of 8 aircraft during the nine months ended September 30, 1998, as compared to 15 aircraft reactivations during the same period of 1997.

Station operations expenses were lower, on a per ASM basis, for the nine months ended September 30, 1998 than the nine months ended September 30, 1997 due to inefficiencies incurred during 1997 relating to restarting operations on a limited basis, slightly offset by wage increases given during the nine months ended September 30, 1998.

Passenger services expenses remained constant as a percentage of revenue and on a per ASM basis for the nine months ended September 30, 1998 as compared to the same period of last year. Overall, passenger services expenses increased for the first nine months of 1998 reflecting the 98.6% increase in ASMs.

Marketing and advertising expenses remained relatively constant on a per ASM basis for the nine months ended September 30, 1998 as compared to the same period of last year.

Sales and reservations expenses, as a percentage of revenue and on a per ASM basis, increased for the nine months ended September 30, 1998 as compared to the same period of last year primarily due to the fact that the Company joined the Airline Reporting Corporation (ARC) in September 1997 to process all of its ARC member travel agency bookings.

General and administrative costs for the nine months ended September 30, 1998 were lower, on a per ASM basis, as compared to the nine months ended September 30, 1997 due to the increased service levels during 1998 over which to spread these costs.

Depreciation expense for the nine months ended September 30, 1998 was lower than the nine months ended September 30, 1997 due to the change in estimated salvage values and estimated useful lives as discussed in Note E in the notes to the consolidated financial statements above, offset by an increase due to returning aircraft to operations previously classified as assets held for sale.

Interest expense, net for the nine months ended September 30, 1998 increased over the nine months ended September 30, 1997 due to an increase in the average debt balance outstanding and decreasing cash balances. These items were offset by an increase in capitalized interest on advance purchase deposits for the new Boeing 717-200 fleet.

Year 2000
---------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Company's internal computer software and computerized operating systems were developed in conjunction with the commencement of the Company's business in 1993 and were designed to take into consideration the Year 2000 issue. Additionally, the Company has implemented a Year 2000 compliance program to ensure that the Company's computer systems and applications will perform properly beyond 1999. In addition to the internal review, the Company has received assurance from its significant computer system vendors that their applications are Year 2000 compliant. Other, minor, embedded technology assets are expected to be compliant by June 1999. Maintenance or modification costs associated with making changes, if needed, will be expensed as incurred.

The Company's business relies on government agencies and other third parties (e.g., Department of Transportation, Federal Aviation Administration, airport authorities, data suppliers). The ability of third parties upon whom the Company relies to adequately address their Year 2000 issues is outside the Company's control. However, the Company is coordinating efforts with these parties to minimize the extent to which its business will be vulnerable to their failure to remediate their own year 2000 issues.

The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases or outside vendors and third parties are not Year 2000 compliant by December 31, 1999, the most reasonable worst case scenario would be a reduction or suspension of operations which could have a material impact on the Company's business or consolidated financial statements. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company is evaluating the need for a contingency plan in the event any third parties cannot demonstrate to the Company, on a timely basis, its Year 2000 compliance. There can be no assurance that the systems of the third parties will be modified on a timely basis.

The total cost, including internal labor, of the Company's Year 2000 project is currently estimated at less than $500,000 and will be funded through cash from operations. The cost of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, due primarily to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company relies primarily on its operating cash flow to provide working capital. The Company has no lines of credit or other facilities. As of September 30, 1998, the Company had cash and cash equivalents of $34.5 million compared to $86.0 million at December 31, 1997 and a working capital deficit of $21.4 million as compared to working capital of $25.9 million at December 31, 1997.

For the nine months ended September 30, 1998, operating activities provided $4.4 million in cash flow. Investing activities used $56.2 million as a result of the acquisition of spare engines and Boeing 717-200 advance purchase deposits. Financing activities provided $0.3 million as a result of obtaining $6.1 million in financing for the purchase of spare engines and $1.9 million provided by the exercise of stock options. These proceeds were offset by $7.7 million in debt payments.

As of September 30, 1998, the Company's operating fleet consisted of 40 McDonnell Douglas DC-9-30 aircraft and 10 Boeing 737-200 aircraft. The Company currently leases one DC-9-30 aircraft to another carrier.

The Company has contracted with Boeing (successor to McDonnell Douglas) for the purchase of 50 Boeing 717-200 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. During the third quarter of 1998 the Company reached an agreement with Boeing to defer the remaining progress payments until the first delivery which is expected in July 1999. There can be no assurance that cash provided by operations will be sufficient to meet the progress payments for the Boeing 717-200's beginning again after July 1999. If the Company exercises its option to acquire up to an additional 50 Boeing 717-200 aircraft, additional payments could be required beginning in June 1999. The Company expects to finance at least 80% of the cost of each of these aircraft. Although Boeing has agreed to provide assistance with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the assistance to be provided by Boeing, aircraft related debt financing should be available when needed. There is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to do so, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

The Company's compliance with Stage 3 noise requirements will require substantial additional capital expenditures by December 31, 1999. By December 31, 1998, 75% of the Company's aircraft must be brought into compliance with Stage 3 requirements and by December 31, 1999, full compliance is required. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft or disposing of Stage 2 aircraft and by acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $39.8 million for its remaining non-hushed DC-9-30 and 737-200 aircraft. Any disposition of Stage 2 aircraft would reduce this obligation. There can be no assurance that cash provided by operations will be sufficient to meet the capital requirements to finance the remaining hushkits required for Stage 3 compliance.

The statements that are contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "expects," "intends," "believes" or the negative thereof or other variations thereon or comparable terminology. Management wishes to caution the reader of the forward-looking statements, such as the Company's ability to become Year 2000 compliant and the timing and cost thereof, the Company's ability to finance the acquisition of aircraft and hushkits, the adequacy of the Company's insurance coverage, results of pending litigation or investigations and other statements contained in this Report regarding matters that are not historical facts, are only estimates or predictions. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, consumer demand and acceptance of services offered by the Company, the Company's ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions and results of litigation. Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained in the Company's Form 10-K for the year ended December 31, 1997. All forward looking statements made in connection with this Report are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update or correct any of its forward-looking statements.


                          PART II  - OTHER INFORMATION


Item 1.  Legal Proceedings.
--------------------------

Several stockholder class action suits have been filed against the Company and certain of its present and former executive officers and Directors ("Defendants"). The consolidated lawsuit is based on allegedly misleading public statements made by the Company or omission to disclose material facts in violation of federal securities laws. Class certification has been granted for all purchasers of stock in the Company during the period beginning in June 1995 and ending on June 18, 1996. These suits have been consolidated into a single action (In re ValuJet, Inc.). Discovery under the lawsuit is expected to
        -------------------
continue into 1999. Although the Company denies that it has violated any of its obligations under the federal securities laws, there can be no assurance that the Company will not sustain material liability under such or related lawsuits.

Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 592. Approximately 100 such lawsuits have been filed against the Company. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases are proceeding in state courts in Florida, Georgia, Texas and Missouri. The Company's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and the Company and has settled and paid approximately 80 claims as of October 31, 1998, and is pursuing settlements in the balance of the claims. In the remaining lawsuits, SabreTech has been named as a co-defendant as a result of the role that it played in the accident. The Company maintains a $750 million policy of liability insurance per occurrence. The Company believes that the coverage will be sufficient to cover all claims arising from the accident.

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

In May 1997, SabreTech filed a Complaint for declaratory judgment and other relief against the

Company. The action seeks a determination that SabreTech is not liable to the Company for the accident involving Flight 592 as a result of language contained in certain of the contracts between the parties and that the Company is liable to SabreTech for damages that it has suffered. The Company intends to vigorously defend this lawsuit.

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


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)  Exhibits:

     27 Financial Data Schedule.

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  AIRTRAN HOLDINGS, INC.



Date: November 11, 1998           /s/ D. Joseph Corr
                                  ---------------------
                                  D. Joseph Corr
                                  President and Chief Executive Officer



Date: November 11, 1998           /s/ David W. Lancelot
                                  -------------------------
                                  David W. Lancelot
                                  Vice President, Controller
                                  and Chief Accounting Officer