Form 10-K
period 1998-12-31
AIRTRAN HOLDINGS INC
filed 1999-03-31
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.
[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


Commission File No.: 0-26914

                            AirTran Holdings, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                Nevada                                     58-2189551
----------------------------------------      ---------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

            9955 AirTran Boulevard
               Orlando, Florida                             32827
----------------------------------------      ----------------------------------
 (Address of principal executive offices)                 (Zip Code)


                                 407.251.5600
           --------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None
           --------------------------------------------------------
                               (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
           --------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   [X]      No  [_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 9, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of such stock in the NASDAQ Stock Market on March 9, 1999, was approximately $197,688,270. As of March 9, 1999, the Registrant had 64,926,864 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

Portions of the Proxy Statement, to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of Stockholders to be held on May 20, 1999 and to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                    PART I

ITEM 1.   BUSINESS
          --------

GENERAL

The Company, through its wholly-owned subsidiaries, AirTran Airlines, Inc. and AirTran Airways, Inc., operates an affordable scheduled airline serving short haul markets primarily in the eastern United States. The Company believes that its low cost philosophy allows it to offer among the lowest fares in its markets and generate its own traffic by stimulating incremental demand with fare-conscious travelers.

The Company commenced flight operations in October 1993 with two McDonnell Douglas DC9 ("DC9") aircraft serving three cities from Atlanta with eight flights per day. Prior to June 17, 1996, the Company offered service to 30 cities from Atlanta, Washington, D.C. (Dulles Airport), Boston and Orlando and operated up to 320 flights per peak day with its fleet of 51 aircraft. The Company's operations were interrupted by the suspension of the Company's service on June 17, 1996, pursuant to a consent order entered into with the Federal Aviation Administration ("FAA") following the accident involving Flight 592 on May 11, 1996 and the ensuing extensive adverse media and intense FAA scrutiny. The Company resumed limited operations with service between Atlanta and four other cities as of September 30, 1996. The Company has continued to work with the FAA since that time to recertify aircraft and expand its flight operations. As of March 15, 1999, the Company operates 40 DC9 aircraft and nine Boeing 737-200 ("B737") aircraft. As of March 15, 1999, the Company operates a total of up to 278 flights per day between Atlanta and 29 other cities. Additional service is offered between Washington, D.C. (Dulles Airport) and Chicago and between Gulfport/Biloxi, Mississippi and Dallas/Fort Worth, Houston, Fort Lauderdale, Nashville and Tampa.

On November 17, 1997, Airways Corporation ("Airways") merged with and into the Company. In anticipation of the Merger, the name of ValuJet Airlines was changed to "AirTran Airlines" and upon completion of the Merger, the Company changed its name to AirTran Holdings, Inc. Airways' operating subsidiary continues to operate under the AirTran Airways name. In January 1998, the Company moved its headquarters to Orlando, Florida. While the Company currently operates AirTran Airlines and AirTran Airways under one operating certificate, it maintains two operating specifications.

STRATEGY

In the Company's effort to return to profitability, the Company will continue to offer an affordable fare structure and provide safe and reliable travel to both price-sensitive business travelers and fare-conscious leisure travelers. The Company intends to pursue a modest growth strategy while maintaining its beneficial cost structure.

The Company's pricing structure is intended to stimulate new demand for air travel by leisure customers and business travelers who would have otherwise not traveled or who would have utilized ground transportation. The Company's fare structure generally dictates pricing in most markets that it serves, providing travelers with substantial savings that would generally, not be available in the absence of service by the Company. The Company's fare structure is possible as a result of its low cost structure. In addition to advance purchase fares, the Company maintains reasonably priced "walk-up" fares that are generally well below similar fares offered by its competitors in comparable markets.

The Company's service is intended to satisfy not only the basic air transportation needs of the Company's targeted customers, price-sensitive business travelers and short haul leisure travelers, but to provide a travel experience worth repeating. The Company focuses on caring customer service and has developed internal programs to build the positive attitudes of its employees.

The Company has entered into a contract with Boeing to purchase 50 new Boeing 717-200 aircraft ("B717"), to be delivered from 1999 through 2002, with options to purchase an additional 50 aircraft. The B717 will have a 117-seat configuration, consisting of 12 business class seats and 105 coach seats. The Company estimates that the B717 aircraft, which have a slightly larger seating capacity, increased fuel efficiency and lower maintenance costs than the Company's DC9-30 aircraft, will provide a cost per ASM lower than the Company's DC9 fleet, even after taking into account the aircraft's higher ownership cost. The Company is the "launch" customer of the B717 aircraft. As the launch customer, the Company anticipates that this contract will provide material value in terms of acquisition cost. The Company believes that the B717 aircraft offers the optimum balance between operating cost and revenue opportunity in the Company's markets.

GEOGRAPHIC MARKET

The Company's markets served from Atlanta are located predominantly in the eastern United States. These markets are attractive to the Company due to the concentration of major population centers within relatively short distances from Atlanta, historically high air fares and the potential for attracting leisure and business customers who would otherwise use ground transportation. Additionally, the Company offers service to Florida markets as the Company believes that more than 20 million people visit the Florida markets by automobile every year from Atlanta and other points in the eastern United States.

In the Company's city selection process, the Company considers the amount of airport charges, incentives offered by communities to be served, the ability to stimulate air travel and competitive factors.

FARES, ROUTE SYSTEM AND SCHEDULING

The Company serves short haul markets (generally under 1,000 miles) primarily from Atlanta offering air transportation at affordable fares. The routes served to and from Atlanta range in frequency from two to eight trips per day except for Orlando, where more frequent service is provided, with some reductions in service on the weekends. The schedules are designed to provide a consistent product for business-oriented travelers and to facilitate connections for passengers traveling through Atlanta.

The Company offers a range of fares based on advance purchases of 14 days, 7 days, 3 days and "walk-up" fares. Within the advance purchase fare types, the Company manages the availability of seats by day of week and by flight to maximize revenue on peak-travel days. Most of the Company's fares are nonrefundable, but can be changed prior to departure for a $45 fee. The Company's fares are always offered on a one-way basis. The Company's fares do not require any minimum, maximum or day of week (e.g., Saturday night) stay. The Company's fare offerings are in direct contrast to prevalent pricing policies in the industry where there are typically many different price offerings and restrictions for seats on any one flight.

The Company's published Atlanta fares for coach non-stop service range from $49 to $109 for one-way travel on a 14-day advance purchase basis and $80 to $251 for one-way travel on a "walk-up" basis. The Company offers fare sales from time to time in order to generate additional traffic.

The following table sets forth certain information with respect to the Company's route system based on the Company's schedule in effect as of March 15, 1999:

                                  Service            Daily Round Trip
                                Commencement         Flights Scheduled
     Airport Served               Date (a)                 (b)
-----------------------         --------------       -----------------
Atlanta-
  Akron/Canton, OH              March 1997                  4
  Bloomington/Normal, IL        March 1998                  3
  Boston, MA                    February 1997               5
  Buffalo, NY                   April 1998                  3
  Chicago, IL (Midway)          October 1996                8
  Dallas/Fort Worth, TX         April 1997                  5
  Dayton, OH                    March 1998                  3
  Flint, MI                     May 1997                    3
  Fort Lauderdale, FL           September 1996              7
  Fort Myers, FL                January 1997                3
  Fort Walton Beach, FL         October 1996                3
  Greensboro, NC                April 1998                  3
  Gulfport, MS                  March 1999                  2
  Hartford, CT                  May 1998                    3
  Houston, TX                   September 1997              5
  Jacksonville, FL              October 1996                4
  Knoxville, TN                 March 1998                  3
  Memphis, TN                   October 1996                4
  Miami, FL                     September 1998              5
  Moline/Quad Cities, IL        September 1998              2
  New Orleans, LA               October 1996                4
  Newport News, VA              October 1996                4
  New York, NY (LaGuardia)      December 1997               6
  Orlando, FL                   September 1996             12
  Philadelphia, PA              October 1996                4
  Raleigh/Durham, NC            October 1996                4
  Savannah, GA                  October 1996                3
  Tampa, FL                     September 1996              7
  Washington DC (Dulles)        September 1996              8

Washington DC (Dulles)-
  Atlanta, GA                   September 1996              8
  Chicago, IL (Midway)          July 1997                   3

(a) For markets served by the Company prior to the suspension of its operations, the date indicated is the Company's recommenced service date.

(b) Reduced service may be provided on certain days (usually Saturday or Sunday).

In March 1999, the Company also commenced service with eight round-trip flights daily during peak travel days between Gulfport/Biloxi, MS and Atlanta, GA, Dallas/Fort Worth, TX, Fort Lauderdale, FL, Houston, TX, Nashville, TN, Orlando, FL and Tampa, FL.

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

The identity of competing airlines and the number and character of the flights they may fly changes from month to month. Management believes published schedules for the month of March 1999, upon which the foregoing information was based, are representative of the competition the Company may face. Competing airlines and their flight schedules are subject to frequent change. The Company's competition includes carriers with substantially greater financial resources.

The Company's aircraft scheduling strategy is directly related to the perceived needs of its target market segments. The Company's target customers are price-sensitive business travelers and fare-conscious leisure travelers.

The Company generally keeps a number of its aircraft out of scheduled service in order to provide operating spares and to rotate aircraft into routine scheduled maintenance.

DISTRIBUTION AND MARKETING

The Company's marketing efforts are vital to its success as it seeks to position its product to stimulate new customer demand. The Company has targeted price-sensitive business travelers and short haul travelers visiting friends and relatives or vacationing. These are market segments, which the Company believes offer the greatest opportunity for stimulating new demand.

The primary objectives of the Company's marketing activities are to develop a brand identity or personality that is visibly unique and easily contrasted with its competitors and to communicate its service directly to potential customers. When initiating service to a new market, the Company typically makes extensive use of advertising, as well as active public relations efforts, and focuses on the affordable fares to be offered on an everyday basis.

The Company communicates regularly and frequently with potential customers through the use of advertisements in newspapers, on radio, on television and on billboards and through toll-free telephone numbers and a web site on the Internet. These communications feature the Company's destinations, everyday affordable fares, ease of use (including its simplified fare structure, ticketless alternative and easy to use Internet site) and the Company's reservations phone number. The Company uses tag lines such as "AirTran - It's something else" and "A more civilized way to fly" to reinforce its identity.

The Company distributes its product through various channels: (1) direct to the consumer via phone; (2) direct to the consumer via Internet; (3) through travel agents; and (4) through wholesalers such as AirTran Vacations. The Company pays customary sales commissions to travel agents, but does so without volume override payments. Information on its customers' needs, travel patterns and identity is collected, organized and stored by the Company's automated reservation system and can be used at a future time for direct marketing efforts.

The Company is a participant in all five of the leading travel agency computer reservation systems ("CRS") which include Amadeus, Galileo, SABRE, SystemOne, and WorldSpan. These systems provide flight schedules, pricing information and allow travel agents participating in all of these systems to electronically process a flight reservation without contacting the Company's reservations facility.

In March 1998, the Company instituted a frequent flyer program known as "A-Plus Rewards" under which customers can earn free round trips on AirTran or on 14 other airlines. Free trips on AirTran can be earned twice as fast as with other airlines. The purchase of business class seats provide customers with double credit toward earning free trips. Free trips on other airlines may be used only from Atlanta, Orlando or the Washington-Baltimore area, apply only to cities not served by AirTran and are subject to other terms and conditions. The Company's frequent flyer program provides for credit for flights taken by December 31, 1999 and the flight vouchers must be redeemed by December 31, 2000 for travel by December 31, 2001.

The Company performs public relations and promotional activities in-house. Advertising is handled by an outside advertising agency.

The Company and The Hertz Corporation operate a reservation call solicitation agreement under which the Company's customers are able to reserve a Hertz rental car at discounted rates when making a reservation for the Company's flights.

The Company has entered into an agreement with Renaissance Travel Solutions of Hunt Valley, Maryland to operate a private label vacation product, AirTran Vacations ("ATV"). ATV acts as the wholesaler and packages AirTran flights with Hertz car rentals and accommodations in one of eleven cities. ATV are distributed both through travel agents and direct to the consumer.

Air travel in the Company's markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the midwest and northeastern United States. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, in an attempt to stimulate air travel.

AUTOMATION

Automation is a key component of the Company's strategy. The Company's UNIX-based computer reservations system, Open Skies, has been specifically designed to implement the Company's simplified, ticketless service and is an important component of the Company's attempt to maintain its low cost structure, particularly as the Company grows.

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

The Company uses the Open Skies reservation system to provide CRS booking access, to improve unit revenue through enhanced data reporting and to facilitate Internet reservations booking and processing.

EMPLOYEES

As of March 15, 1999, the Company employed approximately 3,500 employees.

Training, both initial and recurrent, is required for most employees. The average training period for all new employees is approximately one to three weeks, depending on classification. Both pilot training and mechanic training are provided by in-house training instructors and at times, may be provided by professional training organizations.

FAA regulations require pilots to be certificated as commercial pilots, with specific ratings for aircraft to be flown, and to be medically certified as physically fit. Pilot certificates and medical certifications are subject to periodic continuation requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency fitness training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. All of these employees are subject to pre-employment, random and post-accident drug testing.

In May of 1998, the Company entered into a collective bargaining agreement with its pilots represented by the National Pilots Association ("NPA"). The contract includes competitive wages to those of similar airlines and expires in March 2001.

In August of 1997, the Company entered into a collective bargaining agreement with its mechanics represented by the International Brotherhood of Teamsters ("the Teamsters"). The contract includes simplified work rules and pay increases. The contract expires in August 2003.

On September 8, 1998 the Company entered into a collective bargaining agreement with its flight attendants represented by the Association of Flight Attendants ("AFA"). The contract includes a ten percent pay increase in year one and a four percent increase each year thereafter expiring in August 2002.

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

AIRPORT OPERATIONS

Ground handling services typically can be placed in three categories - public contact, under-wing and complete ground handling. Public contact services involve meeting, greeting and serving the Company's customers at the check-in counter, gate and baggage claim area. Under-wing ground handling services include, but are not limited to, marshaling the aircraft into and out of the gate, baggage and mail loading and unloading, as well as lavatory and water servicing, deicing and certain services provided to the aircraft overnight. Complete ground handling consists of public contact and under-wing services combined.

The Company conducts its own ground handling services in 27 airports, including Atlanta. At other airports, Company operations not conducted by the Company's employees are contracted to other air carriers, ground handling companies or fixed base operators. The Company has at least one employee at each of these cities to oversee its operations.

SEASONALITY AND CYCLICALITY

The Company's operations are primarily dependent upon passenger travel demand and, as such, may be subject to seasonal variations. Management believes that the weakest travel periods will generally be during the months of January, May and September. Leisure travel generally increases during the summer months and at holiday periods.

The airline industry is highly volatile. General economic conditions directly affect the level of passenger travel. Leisure travel is highly discretionary and varies depending on economic conditions. While business travel is not as discretionary, business travel generally diminishes during unfavorable economic times, as businesses tend to tighten cost controls.

Effective September 7, 1998, the Company re-deployed its direct non-stop Orlando service through Atlanta as a result of poor market performance. There are multiple connecting services available through several competitive hubs, including Atlanta.

GOVERNMENT REGULATIONS

All interstate air carriers are subject to regulation by the Department of Transportation ("DOT") and the FAA under the Federal Aviation Act of 1958, as amended (the "Aviation Act"). The DOT's jurisdiction extends primarily to the economic aspect of air transportation, while the FAA's regulatory authority relates primarily to air saftey, including aircraft certification and operations, crew licensing, training and maintenance standards.

In general, the amount of economic regulation over domestic carriers in terms of market entry and exit, pricing and inter-carrier acquisitions and agreements has been greatly reduced subsequent to enactment of the Airline Deregulation Act of 1978.

As a result of the Company's suspension of operations on June 17, 1996, AirTran Airlines was required to apply for recertification by the DOT. The DOT issued a "show cause" order on August 29, 1996, reflecting its preliminary determination that the Company has satisfied the DOT requirements and issued its final order on September 26, 1996, approving the Company's return to service.

The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards, and setting minimum standard for training and maintenance. As part of that oversight, the FAA has implemented a number of requirements that the Company is currently incorporating into its maintenance, training and general aviation regulation programs. The Company expects to be in compliance within the required time periods.

The Company's operating certificate was surrendered to the FAA in connection with the consent order dated June 17, 1996 and returned to the Company on August 29, 1996, after the Company satisfied the requirements of the FAA in the consent order. In the consent order, the FAA alleged that the Company violated various federal regulations related to aircraft maintenance, maintenance manuals, training, record keeping and reporting and the Company agreed to present a plan to the FAA its qualifications to hold an air carrier operating certificate.

The Company currently operates under two separate operating specifications as result of the two operating subsidiaries, AirTran Airlines and AirTran Airways. The Company expects that by late March, 1999, that the Company will have approval from the FAA to operate under one set of operating specifications, which will finalize the merger between Airways and the Company.

The Company's labor relations are regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory functions with respect to labor disputes between the Company and its labor unions related to collective bargaining agreements. The U.S. Department of Justice has jurisdiction over antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail.

Environmental Regulations

The Airport Noise and Capacity Act of 1990 ("ANCA") requires the phase-out by December 31, 1999. Of Stage 2 aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage 2 aircraft in their fleets 50 percent by December 31, 1996; 75 percent by December 31, 1998; and 100 percent by December 31, 1999. At December 31, 1998, AirTran was in compliance with these regulations.

The ANCA generally recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft first effective after October 1990. While the Company has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, AirTran's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The Environmental Protection Agency ("EPA") regulates operations, including air carrier operations, which affect the quality of air in the United States. The Company has made all necessary modifications to its fleet to meet emission standards issued by the EPA.

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

RISK FACTORS

Risk Resulting from the Accident of Flight 592

As a result of the accident of Flight 592 on May 11, 1996 ensuing adverse media coverage, intensive FAA scrutiny and the resulting suspension of operations, the Company now faces the following additional risk factors:

 . The Company may not be able to regain and maintain its low cost structure or to recover sufficient customer acceptance in order to regain and sustain profitability.

 . If the Company regains profitability, the Company may have increased costs or reduced customer support which could decrease the Company's profitability indefinitely.

 . The occurrence of one or more subsequent incidents or accidents involving the Company's aircraft would likely have a substantial adverse effect on the Company's public perception and future operations.


Federal Regulation

The Company has the necessary authority to conduct flight operations, including a Certificate of Public Convenience and Necessity from the DOT and an operating certificate from the FAA; however, the continuation of such authority is subject to continued compliance with applicable statutes, rules and regulations pertaining to the airline industry, including any new rules and regulations that may be adopted in the future. The FAA may enforce the safety laws and regulations under the Federal Aviation Act of 1958, as amended, in a number of ways, including the assessment of civil penalties, suspension or revocation of the Company's authority to operate and the pursuit of criminal sanctions. The DOT has similar authority with regard to enforcement of the economic laws and regulations under the Aviation Act. The FAA has in the past imposed limitations on the Company's ability to add new markets or additional aircraft and could do so in the future. In such event, the Company's ability to expand could be restricted or delayed. The Company cannot predict the cost of compliance with all present and future rules and regulations and the effect of such compliance on the business of the Company, particularly its expansion plans and aircraft acquisition program.

AirTran's Recent Operating Losses

AirTran recorded net losses of $40.7 million in 1998, $96.7 million in 1997 and $41.5 million in 1996. Continued losses by the Company in the future could result in negative effects on the Company's financial condition and results of operations. The Company's consolidated debt and recent history of losses may adversely affect the Company's ability to obtain financing on terms satisfactory to the Company in the future, if at all.

Risks Due to the Company's Significant Amount of Debt

The entire principal amount of the Company's 10.25% Senior Notes ($150.0 million) and 10.5% Senior Secured Notes ($80.0 million) become due on April 15, 2001. The Company does not expect to generate sufficient cash flow from operations to repay all $230.0 million of such debt. Accordingly, the Company will likely need to refinance all or a portion of the outstanding debt through additional equity or debt or a combination thereof. However, the Company may not be able to obtain such financing on acceptable terms. In such event, the Company could be forced to default on its debt obligations and, ultimately, seek protection under Federal bankruptcy laws.

The Company's ability to make scheduled payments of principal or interest and the Company's ability to refinance its debt depend on its future performance and financial results. Such results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to a certain extent, beyond the Company's control.

The amount of the Company's debt could have important consequences to investors, including the following: (1) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for operations; (2) the Company's ability to obtain additional financing for aircraft purchases, capital expenditures, working capital or general corporate purposes could be limited; and (3) the Company's vulnerability to adverse economic and industry conditions is greater than its larger and more financially secure competitors.

Fuel

The cost of jet fuel is an important expense for the Company. The Company estimates that a one-cent increase in fuel cost would increase the Company's fuel expenses by approximately $109,000 per month based on the Company's current fuel consumption rate. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply, such as the effect of the invasion of Kuwait by Iraq in August 1990. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. Increases in fuel prices or a shortage of supply could have a material adverse effect on the Company's operations and operating results.

A significant increase in the price of jet fuel may result in a disproportionately higher increase in the Company's average total costs than its competitors using more fuel efficient aircraft and whose fuel costs represent a smaller portion of total costs. The Company would possibly seek to pass such a cost increase to the Company's customers through a fare increase. There can be no assurance that any such fare increase would not reduce the competitive advantage the Company seeks by offering affordable fares. In order to provide a measure of control over price and supply, effective March 1999, the Company has entered into a fuel-hedging program whereby the Company manages the price-risk of fuel utilizing fuel swap contracts.

The Company's fleet of DC9-30 and B737-200 aircraft is relatively fuel inefficient compared to newer aircraft and industry averages. The primary reasons for this inefficiency are aircraft size and engine technology. The B717 aircraft to be acquired by the Company are expected to be more fuel-efficient.

Market Dominance by Delta Air Lines, Inc.

The Atlanta market, which is the Company's principal hub, is currently dominated by Delta Air Lines, which presently offers more than 600 flights per day from Atlanta. During 1998, Delta enplaned approximately 78% of all passengers at Atlanta's Hartsfield International Airport. The Company's Atlanta-based strategy may not be successful in light of Delta's Atlanta market dominance.

Competitors in the Low-Fare Market

Delta Express, a division of Delta, began offering low cost/low fare service in several of the Company's markets in 1996. As a result of the intense competitive environment generated by Delta Express and by Southwest Airlines' entry into certain markets, the Company withdrew service from certain markets. The Company does not presently compete with Delta Express or Southwest Airlines on any routes. Nevertheless, the Company may face greater competition from Delta Express, Southwest Airlines or other low fare carriers in the future.

A Highly Competitive Industry

The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which has substantially eliminated government authority to regulate domestic routes and fares. Deregulation has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. The Company competes with airlines that serve the Company's current and proposed routes and which are larger and have greater name recognition and greater financial resources than the Company.

The following table identifies airlines that provide non-stop service to and from Atlanta in the city pair currently served by the Company and the approximate number of daily round trip flights scheduled to be flown by those other airlines as of March 1999.

                                      Daily Non-stop Round Trips
                              ---------------------------------------
Atlanta to/from                 Delta and Affiliates       Others(a)
-----------------------       ----------------------      -----------
Akron/Canton, OH                        -                       -
Bloomington/Normal, IL                  -                       -
Boston, MA                             15                       -
Buffalo, NY                             3                       -
Chicago, IL (Midway)(b)                 6                       -
Dallas/Fort Worth, TX                  15                      14
Dayton, OH                              6                       -
Flint, MI                               -                       -
Fort Lauderdale, FL                    11                       -
Fort Myers, FL                          8                       -
Fort Walton Beach, FL                   -                       9
Greensboro, NC                          9                       -
Gulfport, MS                            -                       9
Hartford, CT                            6                       -
Houston, TX                            12                       9
Jacksonville, FL                        9                       -
Knoxville, TN                           7                       -
Memphis, TN                            10                       6
Miami, FL                              11                       6
Moline/Quad Cities, IL                  -                       -
New Orleans, LA                         9                       -
New York, NY (LaGuardia)(c)            20                       -
Newport News, VA (d)                    6                       -
Orlando, FL                            13                       1
Philadelphia, PA                        9                       7
Raleigh/Durham, NC                     10                       4
Savannah, GA                            8                       -
Tampa, FL                              11                       -
Washington DC (Dulles)(e)              10                       9
                                    ----------              ----------
                                      224                      74
                                    ----------              ----------

--------------------------------------------------------------------------------
(a) Includes Continental, Kiwi, Midway, ProAir and United. Also includes commuter affilates of major airlines which generally provide service with turboprop aircraft.
(b) Several major airlines operate daily flights to Chicago's O'Hare Airport which are not reflected in the table above.
(c) Several major airlines operate daily flight to other airports in the New York city area which are not reflected in the table.
(d)  Service provided to Norfolk, VA by Delta.
(e) Delta also operates daily flights to Ronald Reagan Washington National Airport which are not reflected in the table.

The Company may also face competition from any of the following: (1) existing airlines that may begin serving markets which the Company currently serves or may serve in the future; (2) current competitors that may expand their existing service; (3) new competitors that may form new airline companies and enter the low fare market; and (4) companies that provide ground transportation.

Competitors with greater financial resources than the Company may price their fares at or below the Company's fares or increase their service. Such competition could prevent the Company from attaining a share of the passenger traffic necessary to regain and sustain profitable operations. The Company's ability to meet price competition depends on its ability to operate at costs equal to or lower than its competitors or potential competitors.

Aging Aircraft; Maintenance and Reliability

The Company's fleet consists of DC9-30 aircraft manufactured between 1967 and 1976 and B737-200 aircraft manufactured between 1968 and 1985. Many aircraft components must be replaced after specified numbers of flight hours or take-off and landing cycles and new aviation technology may need to be retrofitted. As a result, the cost in general to maintain aging aircraft will exceed the cost to maintain newer aircraft. The Company believes that its cost to maintain its aircraft in the long-term will be consistent with industry experience for the aircraft type and age used by comparable airlines.

However, since the resumption of the Company's service in September 1996, the Company has incurred higher than usual maintenance expenses as a result of expenses related to reactivating its aircraft. Currently, the FAA is considering amendments to FAA regulations, which would require certain heavy maintenance checks and other additional maintenance requirements for aircraft operating beyond certain operational limits.

It is likely that these maintenance requirements will apply to the aircraft operated by the Company, although it is uncertain whether the proposed amendments will require any changes to the heavy maintenance procedures already used by the Company. In addition, the Company will be required to comply with any other future regulations or Airworthiness Directives issued with respect to aging aircraft. As a result, the Company's costs of maintenance (including costs to comply with aging aircraft requirements) may increase in the future.

The Company believes that its aircraft are mechanically reliable based on the percentage of scheduled flights completed. However, the Company cannot assure investors that its aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, given the age of the Company's fleet, any public perception that the Company's aircraft are less than completely reliable could have a negative effect on the Company's business.

Aircraft Acquisitions

The Company has contracted with the Boeing Company ("Boeing") to purchase 50 B717 aircraft to be delivered from 1999 to 2002. The total cost of these aircraft will exceed $1.0 billion. While the Company believes that financing for these aircraft will be available, such additional financing may not remain available when needed or may not be available on attractive terms.

For a summary of some of the Company's capital requirements under its aircraft acquisition program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and capital Resources" in Item 7 of this Form 10-K.


Stage 3 Compliance

To satisfy FAA rules regarding allowable noise levels, each airline must have its fleet in compliance with Stage 3 noise level requirements by December 31, 1999. As of March 15, 1999, 36 of the Company's 49 aircraft comply with Stage 3 requirements.

The Company intends to comply with the Stage 3 noise requirement by installing hush kits on or disposing of Stage 2 aircraft and acquiring or leasing Stage 3 aircraft. The Company does not believe there will be a problem installing the hush kits on a timely basis; however, the failure to do so may negatively impact the Company's business. For a discussion of the cost of Stage 3 hush kits, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in Item 7 of this Annual Report.

Risk of Loss

As evidenced by the accident involving Flight 592 on May 11, 1996, the Company may incur catastrophic losses in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause and has caused a public perception that some of the Company's aircraft are less safe or reliable than other aircraft, which could have and has had a negative effect on the Company's business.

The Company is required by the DOT to carry liability insurance on each of its aircraft. The Company currently maintains liability insurance in the amount of $750 million per occurrence. The Company's cost of insurance substantially increased after the accident. Although the Company currently believes its insurance coverage is adequate, the amount of such coverage may be changed in the future or the Company may be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage could have a negative impact on the Company.

Risks Due to Litigation

For a discussion of certain risks presented by litigation affecting the Company, see "Legal Proceedings" in Item 3 of this Annual Report.

Year 2000 Compliance

For a discussion of certain risks presented by the ability of the Company and others on whom the Company relies to successfully make their computer systems Year 2000 compliant, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" in Item 7 of this Annual Report.


Dependence on Executive Officers

The Company is dependent on the services of Joseph B. Leonard (President, Chairman of the Board and Chief Executive Officer) and its other executive officers. The loss of services of these officers could materially and adversely affect the business of the Company and its future prospects. The Company does not, and does not presently intend to, maintain key man life insurance on any of the Company's officers.

Reliance on Others

The Company has entered into agreements with contractors, including other airlines, to provide certain facilities and services required for its operations, including aircraft maintenance, ground facilities, baggage handling and personnel training. The Company will likely need to enter into similar agreements in any new markets that it decides to serve. All of these agreements are subject to termination after notice. The Company's reliance upon others to provide essential services on behalf of the Company may result in relative inability to control the efficiency, timeliness and quality of contract services. Management expects that the Company will be required to rely on such contractors for some time in the future.

Airport Access

The Company's markets are located primarily in the eastern United States. Access to certain "slot" controlled airports (such as Reagan Washington's National, New York's Kennedy and LaGuardia and Chicago's O'Hare) is limited, and the Company may not be able to obtain or maintain access to such airports at an acceptable cost. Any condition, which would deny or limit the Company's access to the airports it serves or seeks to serve, may have a negative impact on the Company's business.

Taxation Affecting Air Fares

Recent legislation has imposed taxes on domestic airline transportation equal to segment charge (currently $2.00 to be increased to $3.00 by 2003) plus 7.5% of the ticket price. These taxes will likely have a greater effect on leisure travelers. Since the Company relies to a large extent on leisure travelers, such a tax increase may affect the Company to a greater extent than the Company's competitors who rely more heavily on business travelers.

Employee Relations

For a discussion of certain risks presented by the possible unionization of employee groups not currently represented by unions, see "Business --Employees" in Item 1 of this Annual Report.

Unauthorized Parts

The Company has heavy aircraft maintenance as well as engine and component overhauls performed by FAA approved contract maintenance providers. Each of the contractors as well as the Company, has procedures in place to ensure the use of authorized materials during the performance of maintenance. Nevertheless, a risk exists that through fraud or negligence unauthorized parts could be used on any air carrier's aircraft including those of the Company.

ITEM 2. PROPERTY
        --------

OPERATING AIRCRAFT FLEETS

Owned and leased aircraft operated by the Company as of December 31, 1998 included:

                              Average                                           Average
                              No. of                  Operating                  Age
Aircraft Type                  Seats        Owned      Leased       Total       (Years)
-------------                 -------       -----     ---------     -----       -------
McDonnell Douglas DC9-30        106          40             -         40         29.1
Boeing 737-200                  119           4             6         10         22.8
                                             --             -         --         -----
Total                                        44             6         50         27.84
                                             --             -         --         -----

For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders on additional aircraft, see Notes 1, 3 and 5 to the consolidated financial statements.

As of December 31, 1998, 34 of the Company's owned aircraft were encumbered under debt agreements.

The Company is expecting to take delivery of the B717 beginning in September, 1999. These aircraft will be used to replace the nine B737s currently in operation. The Company returned one B737 back to the lessor in January 1999.

The lease expirations for Airtran's aforementioned leased aircraft as of December 31, 1998 were as follows:

Aircraft Type             1999             2000             2001             2002            2003 and
                                                                                            Thereafter
-----------------     ------------     ------------     ------------     ------------     -------------
Boeing 737-200             4                -                -                1                 1

GROUND FACILITIES

The Company's principal executive offices are located two miles from the Orlando International Airport in a leased facility consisting of approximately 34,000 square feet of office space. The facility houses the executive offices of the Company as well as the Company's operations staff (including in-flight operations and station operations), general administrative staff, computer systems and personnel training facility. The lease agreement for this facility expires in the year 2007 and may be extended an additional ten years through the exercise of options in five-year increments.

The Company owns an aircraft hangar of approximately 70,000 square feet at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The lease agreement for this facility expires in the year 2011 and may be extended an additional ten years through the exercise of options in five-year increments. The hangar houses a portion of the Company's maintenance staff, maintenance records and parts inventory.

The Company leases 19,739 square feet of office space in Atlanta for use as a reservations center under a lease that expires September 30, 1999. The Company also leases approximately 15,000 square feet of space in Atlanta for use as a training center under a lease that expires August 31, 1999. The Company currently intends to renew both of these leases during 1999.

The Company has signatory status on a lease facility at Atlanta Hartsfield International Airport, which expires in the year 2010. The Company also leases a 13,028 square feet reservations center in Savannah, Georgia, which expires in January 2000.

The check-in-counters, gates and airport office facilities at each of the airports the Company serves are leased from the appropriate airport authority or subleased from other airlines. Such arrangements may include baggage handling, station operations, cleaning and other services.

If such facilities at any additional cities to be served by the Company are not available to the Company at acceptable rates, or if such facilities become no longer available to the Company at acceptable rates, then the Company may choose not to service such markets.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

Several stockholder class action suits have been filed against the Company and certain of its present and former executive officers and Directors ("Defendants"). These suits have been consolidated into a single action (In re
                                                                         -----
ValuJet, Inc.).  The consolidated lawsuit is based on allegedly misleading
-------------
public statements made by the Company or omission to disclose material facts in violation of federal securities laws. Class certification has been granted for all purchasers of stock in the Company during the period beginning in June 1995 and ending on June 18, 1996. The Company entered into a Memorandum of Understanding to settle the consolidated lawsuit with attorneys representing the certified class on December 31, 1998. Although the Company denies that it has violated any of its obligations under the federal securities laws, it has agreed to pay $2.5 million in cash and $2.5 million in common stock in the settlement, which is subject to certain conditions. In the event the settlement is not approved, discovery under the lawsuit would likely be revived. There can be no assurance that the Company will not sustain material liability under such or related lawsuits in the event the settlement is not approved.

Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 592. Approximately 100 such lawsuits have been filed against the Company. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases are proceeding in state courts in Florida, Georgia, Texas and Missouri. The Company's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and the Company and has settled and paid approximately 93 claims as of March 10,1999,and is pursuing settlements in the balance of the claims. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability that may finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. In the remaining lawsuits, SabreTech has been named as a co-defendant as a result of the role that it played in the accident. The Company maintains a $750 million policy of liability insurance per occurrence. The Company believes that the coverage will be sufficient to cover all claims arising from the accident.

In November 1997, the Company filed a suit in the Circuit Court of St. Louis County, Missouri against SabreTech and its parent corporation (Sabreliner Corporation), seeking to hold SabreTech responsible for the accident involving Flight 592. SabreTech is the maintenance contractor who delivered oxygen generators without safety caps and in a mislabeled box for shipment aboard Flight 592. The oxygen generators are believed to have caused or contributed to the fire that resulted in the accident. The complaint seeks indemnification against losses attributable to the lawsuits referred to above and other damages that the Company suffered as a result of the accident. The Court has ordered this case to trial on April 5, 1999.

In May 1997, SabreTech filed a Complaint for declaratory judgment and other relief against the Company in the United States District Court Southern District of Florida, Miami Division. The action seeks a determination that SabreTech is not liable to the Company for the accident involving Flight 592 as a result of language contained in certain of the contracts between the parties and that the Company is liable to SabreTech for damages that it has suffered. On February 23, 1999, the court stayed this action pending the resolution of the Missouri State Court action.

In May 1997, the State of Florida filed suit against the Company and its insurers in the United States District Court for the Southern District of Florida seeking recovery of costs incurred relating to the accident involving Flight 592. In March 1999, the court granted the Company's motion to dismiss this lawsuit.

The Department of Transportation, the National Transportation Safety Board, the U.S. Attorney's Office in Atlanta, Georgia and Miami, Florida and certain state agencies in Florida have launched several governmental inquiries and investigations in connection with the loss of Flight 592. Although the Company does not believe, based on information currently available to it, that such investigations and inquiries will result in any finding of criminal wrongdoing on its part, some of the investigations have not yet been concluded and the possibility of such a finding cannot be ruled out. The Company may also be assessed civil penalties in connection with the accident and/or the results of ensuing investigations. Any such findings or penalties could be material. In addition, it is possible that the Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against others acting on behalf of the Company at the time of the accident.

From time to time, the Company is engaged in other litigation arising in the ordinary course of its business. The Company does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

MARKET INFORMATION

The Company's Common Stock, $.001 par value, is traded on the NASDAQ Stock Market under the symbol "AAIR". Prior to November 18, 1997, the Company's Common Stock was traded under the symbol "VJET". As of March 9, 1999, there were approximately 5,501 holders of record of the Company's Common Stock. The following table sets forth the reported high and low sale prices for the Common Stock for each fiscal quarter since January 1, 1997.

Fiscal year ended December 31, 1997               High           Low
-----------------------------------               ----           ---
Quarter Ending March 31, 1997                     $8.75          $6.13
Quarter Ending June 30, 1997                      $8.00          $6.25
Quarter Ending September 30, 1997                 $7.84          $4.75
Quarter Ending December 31, 1997                  $6.25          $3.50


Fiscal year ended December 31, 1998               High           Low
-----------------------------------               ----           ---
Quarter Ending March 31, 1998                     $8.06          $3.00
Quarter Ending June 30, 1998                      $9.44          $6.75
Quarter Ending September 30, 1998                 $8.12          $3.88
Quarter Ending December 31, 1998                  $4.47          $2.13

As of March 9, 1999, the closing price of the Common Stock was $3.28.

DIVIDENDS

No cash dividends have ever been declared by the Company on its Common Stock. In addition, the Company's debt indentures restrict the Company's cash dividends. The Company intends to retain earnings to finance the development and growth of its business. Accordingly, the Company does not anticipate that any dividends will be declared on its Common Stock for the foreseeable future. Future payments of cash dividends, if any, will depend on the Company's financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The information required by this item is as follows:

                                                            (in thousands except per share data)
                                        1998(a)(b)     1997(c)(d)     1996(d)        1995           1994
                                        --------------------------------------------------------------------
Operating revenues                      $439,307       $211,456       $219,636       $367,757       $133,901
Net income (loss)                        (40,738)       (96,663)       (41,469)        67,763         20,732
Basic (loss) earnings per share            (0.63)         (1.72)         (0.76)          1.24           0.51
Diluted (loss) earnings per share          (0.63)         (1.72)         (0.76)          1.13           0.46
Total assets                             376,406        433,864        417,187        346,741        173,039
 Long-term debt including
  current maturities                     245,994        250,712        244,706        109,038         46,965

Notes:
a) Effective January 1,1998 the Company revised the salvage value and lives of its DC9 fleet and related equipment. The effect of this change for the year ended December 31, 1998 was to increase income by approximately $12 million.
b) Includes a $27.5 million impairment loss related to the acceleration of the retirement of its four owned Boeing 737 ("B737") aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes.
c) Includes a $5.2 million charge to earnings for the renaming of the airline in connection with the merger with Airways Corp. in November, 1997
d) Includes a $24.8 million and a $68 million charge to earnings in 1997 and 1996, respectively, related to the shutdown of the airline in 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
--------------

As a result of the accident, the ensuing extraordinary review of the Company's operations by the FAA, the suspension of operations in June 1996, and related consequences, the Company's results for periods prior to May 11, 1996 are not necessarily reflective of the results to be expected in future periods. The Company's operations for 1996 and 1997 are also not reflective of results to be expected in future periods. This comes as a result of the suspension of operations for a significant portion of 1996, reduced service levels during the fourth quarter of 1996 and during the year of 1997, incremental costs incurred to reinitiate service to certain markets and to reactivate aircraft taken out of service during the suspension of operations, and the merger of Airways Corporation into the Company in November 1997. The Company's financial results include the operations of Airways Corporation only from and after November 17, 1997, the date of the Merger.

1998 COMPARED TO 1997

SUMMARY

The Company recorded a net loss of $40.7 million and $96.7 million for the years ended December 31, 1998 and 1997, respectively. Included in the 1998 net loss is an impairment charge of $27.5 million related to the B737 fleet. Also, included in the 1997 net loss is a one-time charge of $30.1 million related to rebranding and shutdown costs. Excluding the charges, operating costs per available seat miles ("ASM") decreased 16.0% from 9.4 cents to 7.9 cents primarily due to the Company's continued increase in service levels. During 1998, both ASMs and revenue passengers enplaned increased to 5.4 billion and 5.5 million, respectively, as compared to 3.0 billion and 3.0 million for 1997, respectively.

OPERATING REVENUES

Total operating revenues in 1998 were $439.3 million as compared to $211.5 million for the year ending December 31, 1997. The 107.8% increase is primarily due to the 81.7% increase in revenue passengers enplaned and a 3.1% increase in yield (the average amount that a passenger pays to fly one mile) from 12.6 cents to 13.0 cents. However, the Company is currently experiencing aggressive, competitive pressures that could negatively impact future load factors and yields which could ultimately negatively impact the Company's operating revenues.

OPERATING EXPENSES

Flight operations include all expenses related directly to the operation of the aircraft other than aircraft fuel, maintenance expenses and passenger services expenses. Flight operations expenses were higher for the year ended December 31, 1998 than 1997 primarily due to the 80.3% increase in ASMs. The Company also reached an agreement with the union representing its pilots, the National Pilots Association, during 1998 that included a 10% pay increase effective May 1998.

Aircraft fuel expenses include both the direct costs of the fuel as well as the cost of delivering fuel into the aircraft. Fuel expense increased 47.4% primarily due to the increase in consumption offset by a 21.7% decrease in price per gallon in 1998 from 69.0 cents per gallon to 54.0 cents per gallon.

Maintenance expenses include normal recurring maintenance performed during the year as well as all administrative costs of the maintenance department. Maintenance expenses in 1998 increased 25.1% due to a higher volume in required heavy checks and engine overhauls resulting from an increase in the number of operating aircraft from 44 at December 31, 1997 to 50 at December 31, 1998.

Station operations expenses include all expenses incurred at the airports, as well as station operations administration and liability insurance. Station operations expenses were higher due to the 80.3% increase in capacity.

Passenger services expenses include flight attendant wages, training, overnight expenses and catering costs. Passenger service cost in 1998 increased 118.2% again due to expanded capacity and costs incurred related to preparations for threatened flight attendant labor actions. During 1998, the Company negotiated a new contract with the union representing its flight attendants, the Association of Flight Attendants, that included 10% pay increase effective October 1998.

Sales and reservations expenses include all of the costs related to recording a sale or reservation. These expenses include wages and benefits for reservationists, rent, telecommunication charges, credit card fees, ARC processing fees and travel agency commissions. Sales and reservations expenses increased due to the increase in commissionable sales and the increase in passenger volume.

Effective January 1, 1998 the Company revised the salvage value and lives of its DC9 fleet and related equipment. The revised salvage values of the Company's DC9 fleet ranges from approximately $434,000 to $2,614,000 per aircraft. The effect of this change for the year ended December 31, 1998, was to increase income by approximately $12 million or $0.19 per share on a diluted basis. These estimates more accurately reflect management's expectations of estimated fair values at the anticipated dates of disposal.

In the fourth quarter of 1998, the Company decided to accelerate the retirement of its four owned Boeing 737 ("B737") aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes. The B737's will be replaced with B717 aircraft.

In connection with its decision to accelerate the retirement of these aircraft, which were acquired in the Airways Merger, the Company performed an evaluation to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets and an allocation of cost in excess of net assets acquired resulting from the Airways Merger. SFAS No. 121 requires that when a group of assets being tested for impairment was acquired as part of a business combination that was accounted for using the purchase method of accounting, any cost in excess of net assets acquired that arose as part of the transaction must
be included as part of the asset grouping.   As a result of the evaluation,
management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount and allocated cost in excess of net assets acquired, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost basis of these assets were reduced to reflect the fair market value at the date the decision was made, resulting in a $27,492,000 impairment loss. The Company considered recent transactions and market trends involving similar aircraft in determining the fair market value. See Note 11 to the consolidated financial statements.

NON-OPERATING EXPENSES

Interest expense, net, increased $4.5 million primarily due to the decrease in interest income earned from excess cash (cash and cash equivalents decreased from $86.0 million at December 31, 1997 to $10.9 million at December 31, 1998).

The Company has not recognized any benefit from the future use of operating loss carryforwards because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. The Company's income tax benefit was $0 and $22.8 million in 1998 and 1997 respectively. The benefit recorded in 1997 was the result of operating loss carryback claims.

1997 COMPARED TO 1996

SUMMARY

The Company recorded a net loss of $96.7 million and $41.5 million for the years ended December 31, 1997 and 1996, respectively. Included in the 1997 and 1996 net losses are shutdown costs of $24.8 million and $68.0 million, respectively. Also included in the 1997 loss is $5.2 million of rebranding expenses related to the renaming of the airline. Operating expenses increased significantly due to inefficiencies generated from restarting operations.

OPERATING REVENUES

Total operating revenues in 1997 were $211.5 million as compared to $219.6 million for the year ended December 31, 1996. The 3.7% decrease is primarily due to a 7.4% decrease in load factor. The Company flew 3.0 billion ASMs in 1997 as compared to 2.7 billion ASMs in 1996. The Company's load factors for 1997 and 1996 were 52.9% and 57.1%, respectively. The lower load factors in 1996 and 1997 were due in part to the 1996 accident and ensuing circumstances. Due to the eight-month lapse of the 10% excise tax during 1996, the Company's average fare in 1996 was $69.81 compared to $66.85 in 1997.

OPERATING EXPENSES


Flight operations expenses were higher for the year ended December 31, 1997, than 1996, due to an 11% increase in ASMs, a substantial increase in the cost of hull insurance effective October 1996, and the Company's change in compensation structure in September 1996. The change in compensation structure reduced the percentage of compensation represented by bonuses and shifted the cost to base pay.

Fuel increased 4.5% due to a 6.6% increase in consumption offset by a 2.9% decrease in price from 71.0 cents per gallon to 69.0 cents per gallon.

Maintenance expenses in 1997 were higher than 1996 primarily due to an increase in the number of operating aircraft from 15 at December 31, 1996 to 44 at December 31, 1997, which resulted in more check lines.

Station operations expenses were higher, on a per ASM basis, for the year ended December 31, 1997, than in 1996, largely due to the suspension of operations and inefficiencies generated from restarting operations in 1996. Many of the station facilities were not fully utilized during the fourth quarter of 1996 and during a portion of 1997 due to the limited operations. Of the 31 stations operated by the Company prior to its suspension of operations, 15 were restarted during 1996 and eight during 1997. Certain facility rental expenses related to non-operating stations as a result of the suspension of operations are included in shutdown and other nonrecurring expenses. Other factors contributing to a higher 1997 station operations expense were an increase in insurance costs as of October 1, 1996 and an approximate 5% increase in labor rates. Certain station operations administrative costs were also incurred during the suspension of operations in 1996 with no ASMs being generated over which to spread these costs.

Marketing and advertising expenses were higher in 1997 as a percentage of revenue, compared to 1996. This was due to the aggressive marketing campaign in the fourth quarter of 1997 to introduce the Company's new business class product combined with a cost reduction effort in 1996 after the accident.

Sales and reservations expenses, as a percentage of revenue, increased in 1997 to 9.0% of revenues as compared to 8.4% for 1996, due to the fact that the Company joined the Airline Reporting Corporation (ARC) in September 1997 to process all of its ARC member travel agency bookings.

General and administrative expenses include the wages and benefits for the Company's executive officers and various other administrative personnel. Also included are costs for legal expenses, bad debts, accounting and other miscellaneous expenses. General and administrative costs for 1997 decreased 10.5% from 1996 due to significantly reduced legal fees.

Depreciation expense includes depreciation on aircraft and ground equipment. Start-up and route development costs are expensed as incurred. Depreciation expense for the year ended December 31, 1997 was higher than 1996 due to the return to operating status of aircraft which were previously idled or held for disposition and due to additional capital spending primarily to purchase and install hush kits to meet Stage 3 noise requirements. Depreciation on idled aircraft, as a result of the suspension of operations and reduced operations, was recorded in shutdown and other nonrecurring expenses. All of these aircraft were reactivated during 1997. During 1996, the Company made the decision to ground and dispose of certain idled aircraft. Subsequent to the decision to sell or lease out such aircraft, no depreciation was recorded on those aircraft held for sale. During 1997, as a result of the Merger, the Company's management decided to return these aircraft to service. The aircraft were reclassified to flight equipment and will continue to be depreciated over their remaining useful lives.

Shutdown and other non-recurring expenses in 1997 and 1996 include costs associated with the loss of Flight 592, excess operating costs related to the reduced schedule from May 19, 1996 to June 17, 1996, the suspension of operations from June 17, 1996 to September 29, 1996, and the reduced schedule from September 30, 1996 to December 31, 1997. Such costs consisted of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, related inspection costs and maintenance in excess of normal operating maintenance. In addition, depreciation on grounded aircraft in 1996 and 1997, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations from May 1996 through December 1997 are included in shutdown and other nonrecurring expenses. Personnel costs include full wages, salaries and benefits that were provided to idled employees during the reduction and suspension of operations. The 63.5% decrease in shutdown and other nonrecurring expenses is primarily due to the resumption of operations in September 1996 and the related increasing service levels.

These costs consist of the following (in thousands):

                                         Year ended December 31,
                                          1997           1996
                                          ----           ----
     Maintenance                        $15,380        $27,750
     Legal and other                      6,318         16,181
     Depreciation                         3,141         11,054
     Facilities rental                       -           6,114
     Wages, salaries and benefits,
      excluding maintenance                  -           4,895
     FAA remediation                         -           2,000
                                        -------        -------
                                        $24,839        $67,994
                                        -------        -------

No accrual was provided for costs to be incurred in future periods related to aircraft depreciation, maintenance and rental costs associated with temporarily idled facilities as such costs were recognized as they were incurred.

During 1997, the Company recorded a $5.2 million charge related to the renaming of the airline. The rebranding expenses emanated from the merger with Airways Corporation, the parent company of AirTran Airways, Inc., which was announced in July and consummated in November 1997 and the Company's decision to change the name of its operating subsidiary to "AirTran Airlines" in September 1997. These costs primarily include changing the signage, uniforms, information systems and advertising.

NON-OPERATING EXPENSES

Net interest expense increased 21.6% in 1997 due to the issuance of $80.0 million, 10.5% Senior Secured Notes due 2001 to refinance previous outstanding debt and due to reduced interest income as a result of reduced cash available for investment. During 1996, interest expense exceeded interest income by approximately $14.5 million due to increasing debt levels attributable to the acquisition of aircraft and the completion of the issuance of $150.0 million of
10.25 % Senior Notes due 2001.

The Company's effective tax rate was 19% and 37% in 1997 and 1996 respectively. The Company's 1997 income tax benefit of $22.8 million was the result of operating loss carryback claims. At December 31, 1997, the Company did not recognize any benefits from the future use of net operating loss carryforwards.

YEAR 2000

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

The Company's business relies on government agencies and other third parties (e.g., Department of Transportation, Federal Aviation Administration, airport authorities and data suppliers). The ability of third parties upon which the Company relies to adequately address their Year 2000 issues is outside the Company's control. However, the Company has begun a program to assess the Year 2000 readiness of these parties. Based upon the results of this assessment, the Company will develop contingency plans as deemed necessary. The Company cannot reasonably estimate the magnitude of the impact on the Company of the Year 2000 problems that may be experienced by any of these parties. However, the impact of any such problems could have a material adverse effect on the Company's results of operations, financial condition and cash flow.

The Company currently has a team dedicated to identifying, evaluating and resolving the Company's potential Year 2000 issues. The Company's Year 2000 program includes five phases: inventory, assessment, remediation, testing and implementation. The inventory phase will allow the Company to evaluate current equipment conditions and readiness for the Year 2000 transition. In the next phase, assessment, the Company will determine based on the information gathered during inventory, what, if any, upgrades/enhancements are necessary to meet the compliance requirements. Remediation will provide a forum to develop solutions to non-Year 2000-compatible equipment, systems, or software. The testing phase will provide a "laboratory-type" environment for troubleshooting potential problems and situations once the Year 2000 transition begins. The testing phase will be the most critical in that all possible worst-case scenarios must be addressed and procedures for handling these scenarios as they arise must be developed and tested. Once inventory, assessment, remediation and testing phases are complete, the Company will implement the Year 2000 program.

The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases of the Year 2000 program or outside vendors and third parties are not Year 2000 compliant by December 31, 1999, the most reasonable worst case scenario would be a reduction or suspension of operations, which could have a material impact on the Company's business or consolidated financial statements. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company expects to have substantially completed all phases of its Year 2000 program by June 30,1999, which will leave six months for additional internal testing and troubleshooting prior to 2000. The Company is approximately 80% complete with the assessment relating to Information Technology ("IT"). With respect to IT systems that are known to have required remediation, approximately 20% of such systems have been remediated, tested and implemented and are currently Year 2000 compliant. Based on the results of the Company's Year 2000 program, the Company will develop contingency plans as necessary.

Costs associated with the Year 2000 program (excluding costs relating to capital improvements to IT systems that are not directly related to re-mediating Year 2000 problems in such systems) are being expensed as incurred. Funding for the program is being provided through the Company's operating cash flows. To date the Company has spent approximately $30,000 in connection with the Year 2000 program and expects to spend an additional $500,000 to complete the program. The cost of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, due primarily to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

PROPOSED LEGISLATION

Congress is currently reviewing three bills specifically related to air transportation and passenger rights. Several recent events surrounding airline passenger handling have prompted these proposals. In brief, the three proposals, the Airline Passenger Fairness Act, the Airline Passenger Bill of Rights and the Passenger Entitlement and Competition Enhancement Act, seek legislation to protect the traveling public. The objectives of these acts are to: 1) provide consumers with a basic expectation of fair treatment from airlines; 2) encourage better service by airlines and make airlines more responsible for their passengers; and 3) ensure protection for passengers from anti-competitive market concentrations in the airline industry. To the extent legislation is enacted that would hinder AirTran's flexibility with fares and customer service operations, AirTran's financial results could be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily on its operating cash flow to provide working capital. The Company has no lines of credit or other facilities. As of December 31, 1998, the Company had cash and cash equivalents of $10.9 million compared to $86.0 million at December 31, 1997 and a working capital deficit of $30.8 million compared to working capital of $25.9 million at December 31, 1997. The Company generally must satisfy all of its working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of the Company's assets have been pledged to secure various issues of outstanding indebtedness of the Company. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sale proceeds to be applied to repay the corresponding indebtedness. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom. Based on the favorable economic conditions of the US airline industry, the Company expects to be able to generate positive working capital through its operations; however, since the airline industry is cyclical, we cannot predict whether the current favorable trends and conditions will continue.

For the year ended December 31, 1998, operating activities used $6.0 million in cash flow. Investing activities used cash of $66.3 million primarily related to the acquisition of hush kits and Boeing 717-200 advance purchase deposits. Financing activities used cash of $2.8 million as a result of obtaining $6.1 million in financing for the purchase of spare engines and $1.9 million provided by the exercise of stock options, offset by $10.8 million in scheduled long-term debt payments.

As of December 31, 1998, the Company's operating fleet consisted of 40 McDonnell Douglas DC9-30 aircraft and 10 Boeing 737-200 aircraft. The Company currently leases one DC9-30 aircraft to another carrier.

The Company has contracted with Boeing (successor to McDonnell Douglas) for the purchase of 50 Boeing 717-200 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery in 1999 to 2002. During the third quarter of 1998, the Company reached an agreement with Boeing to defer the remaining progress payments until the first delivery which is expected in September 1999. There can be no assurance that cash provided by operations will be sufficient to meet the progress payments for the Boeing 717-200's beginning again after September 1999. If the Company exercises its option to acquire up to an additional 50 Boeing 717-200 aircraft, additional payments could be required beginning in 2002. The Company expects to finance at least 80% of the cost of each of these aircraft. Although Boeing has agreed to provide support with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the support to be provided by Boeing, aircraft related debt financing should be available when needed. However, there is no assurance that the Company will be able to obtain sufficient financing on attractive terms. If it is unable to secure acceptable financing, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

The Company's compliance with Stage 3 noise requirements will require additional capital expenditures over the next year. As of December 31, 1998, 75% of the Company's aircraft were Stage 3 compliant. By December 31, 1999, full compliance is required. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft, disposing of Stage 2 aircraft and by acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $7.5 million in total for all aircraft to be hushed in 1999. The Company may be able to finance a portion of the cost of these hush kits and plans to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on such loans out of cash flow generated from operations during the term of the financing.

As of December 31, 1998, the Company's debt related to asset financing totaled $96.0 million, with respect to which the Company's aircraft and certain other equipment are pledged as security. Included in such amount is $80.0 million of the Company's 10.5% Senior Secured Notes due 2001 under which interest is payable semi-annually. In addition, the Company has $150 million of 10.25% Senior Unsecured Notes outstanding. The principal balance of the Senior Notes is due in 2001 and interest is payable semi-annually. All of the Company's debt has final maturities ranging from 1999 to 2002 with scheduled debt payments as follows: 1999--$8.9 million, 2000--$ 5.6 million, 2001--$ 230.7 million, 2002--
$0.5 million and 2003--$0.2 million.

Certain debt bears interest at fixed rates ranging from 5.85% to 13.00% per annum and is repayable in consecutive monthly or quarterly installments over a four- to seven-year period. Certain other notes with an aggregate unpaid principal balance of approximately $4.1 million as of December 31, 1998, have a variable rate of interest based on the London Interbank Offered Rate (LIBOR) plus 1.75% to 3.75%.

Numerous lawsuits have also been filed against the Company seeking damages attributable to the deaths of those on Flight 592, and additional lawsuits are expected. The Company's insurance carrier has assumed defense of these lawsuits under a reservation of rights. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability that might exist. As a result, no accruals for losses or the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance per occurrence with a major group of independent insurers that provide facilities for all forms of aviation insurance for many major airlines. The Company believes, based on the information currently available to it, that such coverage is sufficient to cover claims associated with this accident and that the insurers have sufficient financial strength to pay claims. However, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available thereof or that all damages awarded will be covered by insurance.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for periods beginning after June 15, 1999. The Company is currently evaluating SFAS No. 133 and has not yet determined its impact on the consolidated financial statements. SFAS No. 133 would have had no impact on the consolidated financial statements for the year ended December 31, 1998.

FORWARD-LOOKING STATEMENTS

The statements that are contained in this Report, that are not historical facts, are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "expects", "intends", "believes" or the negative thereof or other variations thereon or comparable terminology. Management wishes to caution the reader that the forward-looking statements contained in this Report are only estimates or predictions and regarding such matters are not historical facts. Such statements include, but are not limited to: the Company's ability to regain profitability and to generate working capital from operations; the impact of pending legislation; the Company's ability to become Year 2000 compliant and the timing and cost thereof; the Company's ability to finance the acquisition of aircraft and hush kits; the adequacy of the Company's insurance coverage; and the results of pending litigation or investigations. No assurance can be given that future results will be achieved; actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, consumer demand and acceptance of services offered by the Company, the Company's ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, changing business strategy and results of litigation. Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained in the Company's Form 10-K for the year ended December 31, 1998. All forward-looking statements made in connection with this Report are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update or correct any of its forward-looking statements.

BUSINESS STRATEGY

Eventhough the Company currently has no plans to do so, the Company may change its business strategy in the future and may not pursue some of the goals and initiatives stated herein.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The Company is subject to certain market risks including interest rates and commodity prices (i.e., aircraft fuel). The adverse effects of changes in these markets pose a potential loss as discussed below. The sensitivity analyses do not consider the effects that such adverse changes may have an overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of the Company's financial policies and additional information.

Interest Rates

As of December 31, 1998, the fair value of the Company's long-term debt was estimated to be $175.3 million, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates, was approximately $4.2 million as of December 31, 1998.

Aircraft Fuel.

The Company's results of operations are impacted by changes in the price of aircraft fuel. Aircraft fuel accounted for 16.7% of the Company's operating expenses (excluding impairment loss) in 1998. Based on the Company's 1999 projected fuel consumption, a one-cent change in the average price per gallon of aircraft fuel would impact the Company's annual fuel expense by approximately $1.3 million. On March 1, 1999, the Company entered into petroleum swap contracts and jet fuel purchase commitments in order to manage the price risk and utilization of fuel cost. This fuel hedging strategy could result in the Company not fully benefiting from certain fuel price declines. As of March 1, 1999, the Company has hedged approximately 67% of its 1999 projected fuel requirements. Prior to March 1, 1999, the Company had not entered into any hedging contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The response to this Item is submitted as a separate section of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 20, 1999, which Proxy Statement is to be filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 20, 1999, which Proxy Statement is to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information required by this Item is incorporated herein by reference to the data under the heading "STOCK OWNERSHIP" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 20, 1999, which Proxy Statement is to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by this Item is incorporated herein by reference to the data under the heading "CERTAIN TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 20, 1999, which Proxy Statement is to be filed with the Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a) 1. The response to this portion of Item 14 is submitted as a separate section of this report.
     2. The response to this portion of Item 14 is submitted as a separate section of this report.
     3.  Filing of Exhibits:
         Exhibit 23 - Consent of Independent Auditors
         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K:  None

(c) The following exhibits are filed herewith or incorporated by reference as indicated.

          Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No. And Description
---------------------------

3.1    Articles of Incorporation (1)
3.2    Bylaws  (As amended on November 17, 1997) (18)
4.1 See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
4.2 Agreement and Plan of Merger among the Registrant, ValuJet Airlines, Inc. and VJET Acquisition, Inc. (1)
4.3 Plan of Reorganization and Agreement of Merger dated July 10, 1997, between ValuJet, Inc. and Airways Corporation (2)
4.4 Plan of Merger dated July 10, 1997, between ValuJet, Inc. and Airways Corporation (2)
4.5 Amendment to Plan of Reorganization and Agreement of Merger between ValuJet, Inc. and Airways Corporation (2)
4.6    Amendment to Plan of Merger between ValuJet, Inc. and Airways Corporation
       (2)
4.7 Indenture dated as of April 17, 1996, among the Company, its subsidiaries and Bank of Montreal Trust Company, as Trustee (3)
4.8 First Supplemental Indenture dated August 26, 1996, among the Company, its subsidiaries, Bank of Montreal Trust Company and Fleet National Bank
4.9 Second Supplemental Indenture dated August 5, 1997, among the Company, its subsidiaries and State Street Bank and Trust (18)
4.10 Third Supplemental Indenture dated November 17, 1997, among the Company, its subsidiaries and State Street Bank and Trust
4.11 Indenture dated August 13, 1997, among the Company, ValuJet Airlines, Inc., its subsidiaries and The Bank of New York, as Trustee (4)
4.12 First Supplemental Indenture dated November 17, 1997, among the Company, its subsidiaries and The Bank of New York
4.13 Registration Rights Agreement dated August 13, 1997, among the Company, ValuJet Airlines, Inc. and UBS Securities, LLC. (4)
10.1 Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (5)(6)
10.2   ValuJet Airlines, Inc. 1993 Incentive Stock Option Plan  (5)(6)
10.3   ValuJet Airlines, Inc. 1994 Stock Option Plan (5)(6)
10.4 Director Non-Compete Agreement dated May 18, 1994, between ValuJet Airlines, Inc. and Don L. Chapman (5)(6)
10.7   ValuJet Airlines, Inc. 401(k) Plan Adoption Agreement (8)
10.8   ValuJet Airlines, Inc. 1995 Employee Stock Purchase Plan (9)
10.9 Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement
       (10)
10.10 Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (10)
10.11 Consent Order in the Matter of ValuJet Airlines, Inc. with United States Department of Transportation, Federal Aviation Administration (11)
10.12  ValuJet, Inc. 1996 Stock Option Plan  (12)
10.13 Employment letter dated October 28, 1996, between ValuJet Airlines, Inc. and D. Joseph Corr (6) (12)
10.14 Code Share Agreement dated September 24, 1997, between AirTran Airways, Inc. and

       ValuJet Airlines, Inc (2)
10.15 Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy (6) (18)
10.16 Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan (6) (18)
10.17  Airways Corporation 1995 Stock Option Plan  (13)
10.18  Airways Corporation 1995 Directors Stock Option Plan  (13)
10.19  Lease of headquarters in Orlando, Florida, dated November 14, 1995 (14)
10.20  Orlando International Lease and Use Agreement (15)
10.21 Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (16)
10.22 Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (16)
10.23 Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and AirTran Airways, Inc. dated January 25, 1996 (16)
10.24 Employment Agreement dated January 1, 1998, between AirTran Holdings, Inc. and D. Joseph Corr (17)
10.25 Supplemental Agreement dated as of November 17, 1998, between the Company and D. Joseph Corr
10.26 Employment Agreement dated as of January 4, 1999, between the Company and Joseph B. Leonard
10.27 Loan Agreement dated as of January 25, 1999, among the Company, Lewis H. Jordan, Robert L. Priddy, Timothy P. Flynn and Maurice J. Gallagher, Jr.
21     Subsidiaries of the Registrant
23     Consent of Independent Auditors
27     Financial Data Schedule
(1) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2) Incorporated by reference to the Company's Registration Statement Form S-4, registration number 333-33837, filed with the Commission on August 18, 1997 and amendments thereto.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 0-26914, filed with the Commission on May 3, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-37487, filed with the Commission on October 9, 1997 and amendments thereto.
(5) Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(6) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, Commission File No. 0-24164, filed with the Commission on August 4, 1994.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 0-24164, filed with the Commission on March 31, 1995 and amendment thereto.
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.
(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-26914, filed with the Commission on March 29, 1996.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Commission File No. 0-26914, filed with the Commission on August 14, 1996.
(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-26914, filed with the Commission on March 31, 1997.
(13) Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(14) Incorporated by reference to Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(15) Incorporated by reference to Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(16) Incorporated by reference to Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Commission File No. 0-26914, filed with the Commission on August 14, 1998.
(18) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 21, 1997, Commission File No. 0-26194, filed with the Commission on March 27, 1998
(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AIRTRAN HOLDINGS, INC.

                             By: /s/ Joseph B. Leonard
                                 ----------------------
                                 Joseph B. Leonard
                                 Chairman, President and Chief Executive Officer
                                 Date:  March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard                                           March 19, 1999
---------------------------
Joseph B. Leonard
Chairman, President and Chief Executive Officer

/s/ David W. Lancelot                                           March 19, 1999
---------------------------
David W. Lancelot
Vice President and Controller (Principal Accounting Officer)

/s/ Don L. Chapman                                              March 19, 1999
---------------------------
Don L. Chapman
Director


---------------------------
John K. Ellingboe
Director

/s/ Lewis H. Jordan                                             March 19, 1999
---------------------------
Lewis H. Jordan
Director

/s/ Robert L. Priddy                                            March 19, 1999
---------------------------
Robert L. Priddy
Director

/s/ Robert D. Swenson                                           March 19, 1999
---------------------------
Robert D. Swenson
Director

                          ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)


        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 1998


                            AirTran Holdings, Inc.

                               Orlando, Florida
                            AirTran Holdings, Inc.


The following consolidated financial statements of AirTran Holdings, Inc. are included in Item 8:


                                   CONTENTS

Consolidated balance sheets - December 31, 1998 and 1997............       F-3

Consolidated statements of operations - Years ended
December 31, 1998, 1997, and 1996...................................       F-5

Consolidated statements of stockholders' equity - Years ended
December 31, 1998, 1997, and 1996...................................       F-6

Consolidated statements of cash flows - Years ended
December 31, 1998, 1997, and 1996...................................       F-7

Notes to consolidated financial statements - December 31, 1998......       F-8


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

                        Report of Independent Auditors


The Stockholders and Board of Directors
AirTran Holdings, Inc.


We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ ERNST & YOUNG LLP

Atlanta, Georgia
January 29, 1999

                            Airtran Holdings, Inc.
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                              December 31,
Assets                                                                  1998                   1997
-------                                                               ---------             ---------
Current assets:
     Cash and cash equivalents                                         $ 10,882              $ 86,025
     Restricted cash                                                     13,459                 5,965
     Accounts receivable, less allowance of $1,325 and $1,354 at
        December 31, 1998 and 1997, respectively                         12,084                 5,660
     Income tax receivable                                                    -                 8,862
     Inventory, less allowance for obsolescence of $4,259 and $1,325
        at December 31, 1998 and 1997, respectively                      11,486                11,650
     Prepaid expenses                                                     3,457                 2,811
     Other current assets                                                 1,589                 3,079
                                                                      ---------             ---------
          Total current assets                                           52,957               124,052

Property and equipment:
     Flight equipment                                                   306,026               264,082
     Other property and equipment                                        23,491                22,805
          Less: Accumulated depreciation                                (97,626)              (74,643)
                                                                      ---------             ---------
                                                                        231,891               212,244
     Purchase deposits for flight equipment                              36,518                22,101
                                                                      ---------             ---------
                                                                        268,409               234,345

Intangibles resulting from business acquisition                          42,727                57,776
Debt issuance costs                                                       6,956                 9,863
Other assets                                                              5,357                 7,828
                                                                      ---------             ---------
Total assets                                                           $376,406              $433,864
                                                                      =========             =========

See accompanying notes to consolidated financial statements.      (Continued)

                            Airtran Holdings, Inc.
                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                                                                               December 31,
Liabilities and Stockholders' Equity                                    1998                  1997
------------------------------------                                  --------             ---------
Current liabilities:
     Accounts payable                                                 $ 13,252              $ 12,215
     Accrued liabilities                                                44,508                61,574
     Air traffic liability                                              17,022                14,916
     Current portion of long-term debt                                   8,929                 9,461
                                                                      --------             ---------
          Total current liabilities                                     83,711                98,166

Long-term debt, less current portion                                   237,065               241,251
                                                                      --------             ---------
Total liabilities                                                      320,776               339,417

Stockholders' equity:
     Preferred stock, $.01 par value per share, 5,000,000 shares
          authorized, no shares issued or outstanding                        -                     -
     Common stock, $.001 par value per share, 1,000,000,000
          shares authorized, and 64,897,810 and 64,312,207 shares
          issued and outstanding at December 31, 1998 and
          1997, respectively                                                65                    64
     Additional paid-in capital                                        146,857               144,937
     Accumulated deficit                                               (91,292)              (50,554)
                                                                      --------              --------
Total stockholders' equity                                              55,630                94,447
                                                                      --------              --------
Total liabilities and stockholders' equity                            $376,406              $433,864
                                                                      ========              ========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                    Consolidated Statements of Operations
                (In thousands, except share and per share data)


                                                                         Year Ended December 31,
                                                               1998              1997            1996
                                                           ------------    ------------    ---------------
Operating revenues:
     Passenger                                             $  420,901      $   200,939     $   209,707
     Cargo                                                      3,488            2,250           2,969
     Other                                                     14,918            8,267           6,960
                                                          -------------    ------------    ----------------
     Total operating revenues                                 439,307          211,456         219,636

Operating expenses and other, net:
     Flight operations                                         46,853           22,260          16,479
     Aircraft fuel                                             71,922           48,796          46,691
     Maintenance                                               95,683           76,502          49,500
     Station operations                                        77,777           49,625          42,018
     Passenger services                                        20,858            9,558           8,879
     Marketing and advertising                                 17,199           16,998           8,426
     Sales and reservations                                    58,178           19,025          18,378
     General and administration                                13,311           12,228          14,904
     Depreciation and amortization                             28,230           28,024          17,551
     Impairment loss                                           27,492                -              -
     Loss (gain) on sale of property                              361              124          (3,935)
     Shutdown and other non-recurring                               -           24,839          67,994
     Rebranding                                                     -            5,243               -
     Arrangement fee for aircraft transfers                         -                -         (13,036)
     Gain on insurance recovery                                     -                -          (2,815)
                                                          ------------     ------------    ------------
     Total operating expenses                                 457,864          313,222         271,034
                                                          ------------     ------------    ------------
Operating loss                                                (18,557)        (101,766)        (51,398)
Interest (income) expense :
     Interest income                                           (3,181)          (6,659)         (7,652)
     Interest expense                                          25,362           24,331          22,186
                                                          ------------      ------------   ------------
Interest expense, net                                          22,181           17,672          14,534
                                                          ------------      ------------   ------------
Loss before income taxes                                      (40,738)        (119,438)        (65,932)
Income tax benefit                                                  -          (22,775)        (24,463)
                                                          -----------      ------------    -----------
Net loss                                                  $   (40,738)     $   (96,663)    $   (41,469)
                                                          ============     ============    ============
Loss per share (basic and diluted)                        $     (0.63)     $     (1.72)         $(0.76)
                                                          ============     ============    ============
Weighted average number of shares
  outstanding (basic and diluted)                          64,641,000       56,068,000      54,702,000
                                                          ============     ============    ============

 See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                Consolidated Statements of Stockholders' Eqiuty
                                (In thousands)

                                                                      COMMON STOCK
                                                         -------------------------------------
                                                                                                   RETAINED
                                                                                    ADDITIONAL     EARNINGS           TOTAL
                                                                                      PAID IN    (ACCUMULATED       STOCKHOLDERS'
                                                             SHARES    AMOUNT          CAPITAL     DEFICIT)           EQUITY
                                                         ---------------------------------------------------------------------
 Balance at January 1, 1996                                  54,556      $55          $ 74,432      $ 87,578          $162,065
   Issuance of common stock for exercise of options             311        -               836             -               836
   Issuance of common stock under stock purchase plan             9        -               113             -               113
   Accrued compensation related to stock options                  -        -             1,854             -             1,854
   Net loss                                                       -        -                 -       (41,469)          (41,469)
                                                         ---------------------------------------------------------------------
Balance at December 31, 1996                                 54,876        55           77,235        46,109           123,399
  Issuance of common stock for exercise of options              317         -              904             -               904
  Issuance of common stock under stock purchase plan             24         -              143             -               143
  Issuance of common stock and stock options to
     acquire business                                         9,095         9           66,655             -            66,664
   Net loss                                                       -         -                -       (96,663)          (96,663)
                                                         ---------------------------------------------------------------------
Balance at December 31, 1997                                 64,312        64          144,937       (50,554)           94,447
  Issuance of common  stock for exercise of options             563         1            1,790             -             1,791
  Issuance of common  stock under stock purchase plan            23         -              130             -               130
  Net loss                                                        -         -                -       (40,738)          (40,738)
                                                         ---------------------------------------------------------------------
Balance at December 31, 1998                                 64,898       $65         $146,857      $(91,292)         $ 55,630
                                                         =====================================================================

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                          Year ended December 31,
                                                                 1998              1997               1996
                                                           --------------    --------------    ---------------
OPERATING ACTIVITIES:
Net loss                                                         $(40,738)         $(96,663)         $ (41,469)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
       Depreciation and amortization                               31,164            32,500             29,165
       Impairment loss and (gain) on disposal of property          27,853              (124)            (6,749)
       Provisions for uncollectible accounts                        8,003             2,895              3,638
       Deferred income taxes                                            -           (13,221)             8,925
   Changes in current operating assets and liabilities:
       Restricted cash                                             (7,494)            4,480                  -
       Accounts receivable                                        (14,427)            1,120              1,422
       Other current assets                                         8,474            (2,334)            (2,839)
       Prepaid expenses and deposits                               (1,439)            5,256             (3,310)
       Accounts payable and accrued liabilities                   (19,476)           28,879            (14,355)
       Air traffic liability                                        2,106               153            (18,408)
       Income tax payable                                               -            21,472            (36,466)
                                                           --------------    --------------    ---------------
Net cash used for operating activities                             (5,974)          (15,587)           (80,446)

INVESTING ACTIVITIES:
   Purchases of property and equipment                            (66,716)          (30,349)          (127,570)
   Proceeds from disposal of equipment                                370             3,595             97,598
   Cash paid for acquisition, net of cash acquired                      -              (364)                 -
   Preacquisition advance to Airways Corporation                        -           (11,681)                 -
                                                           --------------    --------------    ---------------
Net cash flows for investing activities                           (66,346)          (38,799)           (29,972)

FINANCING ACTIVITIES:
   Issuance of long-term debt                                       6,100            72,493            224,497
   Payments of long-term debt                                     (10,844)          (83,142)           (92,963)
   Proceeds from sale of common stock                               1,921             1,047                950
                                                           --------------    --------------    ---------------
Net cash provided by (used for) financing activities               (2,823)           (9,602)           132,484
                                                           --------------    --------------    ---------------

     Net increase (decrease) in cash and cash equivalents         (75,143)          (63,988)            22,066
Cash and cash equivalents at beginning of period                   86,025           150,013            127,947
                                                           --------------    --------------    ---------------
Cash and cash equivalents at end of period                       $ 10,882          $ 86,025          $ 150,013
                                                           ==============    ==============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  CASH PAID DURING THE YEAR FOR
   Income taxes (refunded) paid                                  $ (9,686)         $(31,124)         $   4,041
                                                           ==============    ==============    ===============
   Interest, net of amounts capitalized                          $ 21,557          $ 22,776          $  19,412
                                                           ==============    ==============    ===============

NONCASH INVESTING ACTIVITY:
   Fair value of assets acquired                                 $      -          $ 45,709          $       -
   Intangibles resulting from business acquisition                      -            58,029                  -
   Liabilities assumed                                                  -           (36,710)                 -
   Fair value of common stock and options issued                        -           (66,664)                 -
                                                           --------------    --------------    ---------------
   Net cash paid for acquisition                                 $      -          $    364          $       -
                                                           ==============    ==============    ===============

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1998


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

Pursuant to a Plan of Reorganization and Agreement of Merger, the Company acquired Airways Corporation ("Airways") on November 17, 1997, through a merger of Airways with and into the Company ("the Airways Merger"). In connection with the Airways Merger, each outstanding share of Common Stock, $.01 par value per share, of Airways, was converted into and became the right to receive one share of Common Stock, $.001 par value per share, of ValuJet, Inc. Therefore, the then current shareholders of Airways became stockholders of ValuJet, Inc., and AirTran Airways, Inc. ("AirTran Airways"), Airways' wholly-owned subsidiary, became a wholly-owned subsidiary of ValuJet, Inc. In connection with the Airways Merger, the Company changed its name to AirTran Holdings, Inc. and changed the name of ValuJet Airlines, Inc. to AirTran Airlines, Inc. ("AirTran Airlines"). See Note 2.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

The Company offers affordable scheduled air transportation and mail service, serving short-haul markets primarily in the eastern United States.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash primarily represents amounts escrowed relating to air traffic liability.

ACCOUNTS RECEIVABLE

Accounts receivable are due primarily from major credit card processors and travel agents. These receivables are unsecured. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

INVENTORIES OF PARTS AND SUPPLIES

Spare parts, materials and supplies are stated at cost using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of cost. Flight equipment is depreciated to its salvage values, estimated at 5-40%, using the straight-line method over seven to ten years. Other property and equipment is depreciated over three to ten years.

The estimated salvage values and depreciable lives are periodically reviewed for reasonableness and revised if necessary. Effective January 1, 1998, the Company revised its salvage values and useful lives on its DC9 fleet and related equipment as outlined below:

               Prior Years'       Current      Prior Years'    Current
              Salvage Value    Salvage Value   Useful Life    Useful Life
              -------------    -------------   ------------   -----------
Airframes           10%             40%         10-20 years   10-12 years
Engines             10%             10%           3 years     10-12 years
Aircraft parts    5-50%              5%           3 years      fleet life

The revised salvage value of the Company's DC9 fleet ranges from approximately $434,000 to $2,614,000 per aircraft. The effect of this change for the year ended December 31, 1998 was to increase income by approximately $12 million or $0.19 per share. These estimates more accurately reflect management's expectations of estimated fair values at the anticipated dates of disposal.

Due to restrictions imposed by the Federal Aviation Administration ("FAA") in 1996, the Company's management decided to sell or lease certain aircraft in its fleet and therefore, classified these aircraft in the balance sheet as assets held for disposition and recorded these assets at the lower of carrying amount or fair value less cost to sell. The fair value, as estimated by the current market value of these aircraft, less costs to sell, exceeded the carrying amount of such aircraft. During 1997, as a result of the pending merger with Airways and the resulting opportunities for the Company to expand its services, these aircraft were reinstated into service. Therefore, they were reclassified in the balance sheet from assets held for disposition to flight equipment and are continuing to be depreciated over their useful lives.

MEASUREMENT OF IMPAIRMENT

In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company records impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets.

INTANGIBLES RESULTING FROM BUSINESS ACQUISITION

Intangibles resulting from business acquisition consist of cost in excess of net assets acquired and the trade name and are being amortized on the straight-line method over 30 years. Accumulated amortization at December 31, 1998 and 1997 was approximately $2,227,000 and $253,000, respectively.

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

CAPITALIZED INTEREST

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at the Company's weighted average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. In 1998, 1997 and 1996, approximately $3,339,000, $1,555,000 and $1,212,000 of interest cost was capitalized, respectively.

AIRCRAFT AND ENGINE MAINTENANCE

The Company accounts for airframe and engine overhaul costs using the direct-expensing method. Overhauls are performed on a continuous basis and the cost of overhauls and routine maintenance costs for airframe and engine maintenance are charged to maintenance expense as incurred.

ADVERTISING COSTS

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $14,835,000, $13,087,000 and $6,261,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes.

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

SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. However, the Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25.

NET LOSS PER SHARE

Net loss per share (basic and diluted) was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents were anti-dilutive and therefore excluded from the computation of weighted average shares used in computing diluted loss per share.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 in the first quarter of 1998 and there was no impact on the consolidated financial statements as the Company operates in a single segment.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for periods beginning after June 15, 1999. The Company is currently evaluating SFAS No. 133 and has not yet determined its impact on the consolidated financial statements. SFAS No. 133 would have had no impact on the consolidated financial statements for the year ended December 31, 1998.

RECLASSIFICATION

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the current year presentation.

2. ACQUISITIONS

On November 17, 1997, the Company acquired all of the outstanding shares of common stock of Airways, which through its wholly-owned subsidiary, AirTran Airways, Inc., operates a domestic commercial airline providing point-to-point scheduled air transportation. The acquisition was recorded under the purchase method of accounting, and accordingly, Airways' results of operations are included in the accompanying consolidated financial statements from the date of acquisition. The aggregate purchase price was approximately $68,374,000 compromised of the following; 9,094,937 shares of the Company's common stock valued at approximately $63,664,000; 732,700 options to purchase the Company's common stock valued at approximately $3,000,000; 50,000 warrants to purchase the Company's common stock valued at $210,000; and cash of approximately $1,500,000 for the expenses of the Airways Merger and other costs. The purchase price has been allocated to the tangible and intangible assets purchased and the liabilities assumed based on the estimated fair market values at the date of acquisition. The allocation of the purchase price was finalized in 1998 resulting in an $8,154,000 increase in goodwill. The excess of cost over the fair value of the net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

The following data represents the combined unaudited operating results of the Company on a pro forma basis as if the acquisition of Airways had occurred at the beginning of the periods presented. The pro forma information does not necessarily reflect the results of operations as they would have been had the acquisition actually taken place at the time, nor are they indicative of the results of future combined operations. Adjustments include amounts of depreciation to reflect the fair market value and economic lives of property and equipment and amortization of intangible assets. In addition, adjustments were made to reflect the additional shares issued.

                                   Unaudited Pro Forma

                                 Years Ended December 31,
                                    1997            1996
                                  --------        --------
                          (In thousands, except per share data)
Total operating revenues         $  303,669      $  319,483
Net Loss                           (107,017)        (49,743)
Net loss per share:
  basis and diluted                   (1.67)          (0.78)

3.   COMMITMENTS AND CONTINGENCIES

On May 11, 1996 the Company lost Flight 592 in an accident that resulted in a review by the FAA of the Company's operations. As a result, the Company significantly reduced its schedule between May 19, 1996 and June 17, 1996 and agreed to suspend operations. After three months of suspended operations, the Company resumed operations on September 30, 1996. See Note 11 regarding charges associated with the suspension of operations.

As a result of the above mentioned events, numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 592. Approximately 100 such lawsuits have been filed against the Company. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases are proceeding in state courts in Florida, Georgia, Texas and Missouri. The Company's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and the Company and has settled and paid approximately 90 claims and is pursuing settlements in the balance of the claims. In the remaining lawsuits, a third party maintenance provider has been named as a co-defendant as a result of the role that it played in the accident. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability that may finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company maintains $750 million of liability insurance, per occurrence, with a major group of independent insurers that provide facilities for all forms of aviation insurance for many major airlines. Although the Company believes, based on the information currently available to it, that such coverage will be sufficient to cover all claims arising from the loss of Flight 592 and that the insurers have sufficient financial strength to pay claims, there can be no assurance that the total amount of judgments and settlements will not exceed the Company's insurance limit or that all damages awarded will be covered by insurance.

In November 1997, the Company filed a suit in the Circuit Court of St. Louis County, Missouri against a third party maintenance provider and its corporation, seeking to hold them responsible for the accident involving Flight 592. The third party maintenance provider delivered oxygen generators without safety caps and in a mislabeled box for shipment aboard Flight 592. The oxygen generators are believed to have caused or contributed to the fire that resulted in the accident. The complaint seeks indemnification against losses attributable to the lawsuits referred to above and other damages that the Company suffered as a result of the accident. The Court has ordered this case to trial on April 5, 1999.

In May 1997, the third party maintenance provider filed a Complaint for declaratory judgment and other relief against the Company in the United States District Court Southern District of Florida, Miami Division. The action seeks a determination that they are not liable to the Company for the accident involving Flight 592 as a result of language contained in certain of the contracts between the parties and that the Company is liable to them for damages that it has suffered. On February 23, 1999, the court stayed this action pending the resolution of the Missouri State Court action. The Company intends to vigorously defend this lawsuit and to assert all claims it has against the third party maintenance contractor.

In May 1997, the State of Florida filed suit against the Company and its insurers in the United States District Court Southern District of Florida seeking recovery of costs incurred relating to the accident involving Flight
592. In March 1999, the court granted the Company's motion to dismiss this lawsuit.

The Department of Transportation, the National Transportation Safety Board, the U.S. Attorney's Office in Atlanta, Georgia and Miami, Florida and certain state agencies in Florida have launched several governmental inquiries and investigations in connection with the loss of Flight 592. Although the Company does not believe, based on information currently available to it, that such investigations and inquiries will result in any finding of criminal wrongdoing on its part, some of the investigations have not yet been concluded and the possibility of such a finding cannot be ruled out. The Company may also be assessed civil penalties in connection with the accident and/or the results of ensuing investigations. Any such findings or penalties could be material. In addition, it is possible that the Company could be indirectly affected by negative publicity related to charges of wrongdoing, if any, against others acting on behalf of the Company at the time of the accident.

Several stockholder class action suits have been filed against the Company and certain of its present and former executive officers and Directors ("Defendants"). These suits have been consolidated into a single action (In re
                                                                         -----
ValuJet, Inc.). The consolidated lawsuit is based on allegedly misleading public
-------------
statements made by the Company or omission to disclose material facts in violation of federal securities laws. Class certification has been granted for all purchasers of stock in the Company during the period beginning in June 1995 and ending on June 18, 1996. On December 31, 1998, the Company entered into a Memorandum of Understanding to settle the consolidated lawsuit with attorneys representing the certified class. Although the Company denies that it has violated any of its obligations under the federal securities laws, it has agreed to pay $2.5 million in cash and $2.5 million in common stock in the settlement, which is subject to certain conditions. In the event the settlement is not approved, discovery under the lawsuit would likely be revived. The settlement amount is included in accrued liabilities as of December 31, 1998. There can be no assurance that the Company will not sustain material liability under such or related lawsuits in the event the settlement is not approved.

From time to time, the Company is engaged in other litigation arising in the ordinary course of its business. The Company does not believe that any such pending litigation will have a materially adverse effect on its results of operations or financial condition.

At December 31, 1998, the Company's contractual commitments consisted primarily of scheduled aircraft acquisitions. The Company has entered into a contract with Boeing to purchase 50 new jet aircraft, to be delivered from 1999 to 2002, with options to purchase another 50 jet aircraft. Aggregate funding needed for these and all other aircraft commitments was approximately $963 million at December 31, 1998.

Approximately $86 million of this amount is required to be paid in progress payments due from 1999 to 2001. After progress payments, the balance of the total purchase price must be paid or financed upon delivery of each aircraft. While the major aircraft manufacturer is required to provide credit support for a limited portion of third party financing, the Company will be required to obtain financing from other sources relating to these deliveries. If the Company exercises its option to acquire up to an additional 50 aircraft, additional payments could be required beginning in 2002. In conjunction with these contractual commitments, the Company has made non-refundable deposits of approximately $36,518,000 at December 31, 1998.

The following chart outlines the future required deposits for aircraft progress payments as of December 31, 1998 (in thousands):

1999       $     11,884
2000             44,874
2001             29,565
          --------------
           $     86,323
          --------------

By December 31, 1999, all of the Company's aircraft must be brought into compliance with the FAA's Stage 3 noise requirements. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft, disposing of Stage 2 aircraft and by acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $7.5 million for those aircraft to be hushed in 1999.

4.   ACCRUED LIABILITIES

                                             December 31,
                                        1998              1997
                                      --------          --------
                                            (In Thousands)
Accrued maintenance                   $ 15,541          $ 35,644
Accrued interest                         5,508             5,405
Accrued salaries, wages and benefits     4,931             3,042
Accrued federal excise taxes             3,042             1,843
Other                                   15,486            15,640
                                      --------          --------
                                      $ 44,508          $ 61,574
                                      --------          --------

5.   LONG-TERM DEBT

                                             December 31,
                                        1998              1997
                                      --------          --------
                                            (In Thousands)
Senior notes                          $150,000          $150,000
Senior secured notes                    80,000            80,000
Promissory notes for aircraft and
  other equipment                       15,994            20,712
                                      --------          --------
                                       245,994           250,712
Less current maturities                 (8,929)           (9,461)
                                      --------          --------
                                      $237,065          $241,251
                                      --------          --------

During April 1996, the Company closed a private offering of $150,000,000 principal amount of 10.25% Senior Notes due 2001. In November 1996, the Company exchanged substantially all of the unregistered Notes for Registered 10.25% Senior Notes due 2001. Interest on the Senior Notes is payable semi-annually on April 15 and October 15.

During August 1997, the Company closed a private offering of $80,000,000 principal amount of 10.5% Senior Secured Notes due 2001. In January 1998, the Company exchanged the unregistered Notes for Registered 10.5% Senior Secured Notes due 2001. Interest on the Senior Secured Notes is payable semi-annually on April 15 and October 15. Certain aircraft, together with the installed engines related thereto, three spare engines and four hush kits serve as collateral for the Senior Secured Notes.

The promissory notes relate primarily to aircraft financing and bear interest at rates ranging from 5.85% to 13.00% per annum, and principal and interest payments are due in monthly or quarterly installments over four to seven year terms on a mortgage-style amortization based on the delivery date of the aircraft. Certain of these notes, with an aggregate unpaid principal balance of approximately $4,100,000 at December 31, 1998, have a variable rate of interest based on the London Interbank Offered Rate ("LIBOR") (5.08% at December 31,
1998) plus a range of 1.75% to 3.75%.

Certain aircraft, engines, computer and telephone equipment totaling approximately $149,361,000 serve as collateral on the Senior Secured Notes and promissory notes.

Future statutory long-term debt principal payments at December 31, 1998 are as follows (in thousands):


1999           $    8,929
2000                5,565
2001              230,744
2002                  516
2003                  240
               ----------
               $  245,994
               ----------

6.  LEASES

The Company leases six Boeing 737-200s under operating leases with terms of four months to seven years. The Company also leases facilities from local airport authorities or other carriers, as well as office space. These leases are operating leases and have terms from one month to thirteen years.

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 1998, 1997 and 1996 was approximately $23,851,000, $13,655,000 and $15,824,000, respectively.

The following schedule outlines the future minimum lease payments at December 31,1998, under non-cancelable operating leases with initial terms in excess of one year (in thousands):

1999           $    8,420
2000                5,909
2001                5,592
2002                4,856
2003                4,533
Thereafter         21,417
               ----------
               $   50,727
               ----------

7.  STOCKHOLDERS' EQUITY


On June 28, 1994 ("the IPO date"), the Company issued 39,680 shares of common stock to a trust for the benefit of its employees at the IPO date. These shares were valued at the IPO price of $3.12 per share and compensation expense related to these shares was recognized over the vesting period of three years from the issuance date. At the end of the vesting term in 1997, the shares were divided among the employees employed at the IPO date remaining with the Company at the end of the three-year vesting period. All of these shares were issued during 1997.

At December 31, 1998 and 1997 the Company had warrants outstanding for the purchase of common stock. The warrants entitled the holder to purchase 50,000 shares of common stock for $3.82 per share and expired unexercised on January 8, 1999.

8.  STOCK OPTIONS PLANS

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

At December 31, 1996, the vesting of 1,504,000 stock options with a weighted average exercise price of $0.85 granted to two executive officers was accelerated such that they became fully vested on that date. Such stock options represented all of the non-vested stock options held by the two executive officers.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.4%, 5.7% and 7.3%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.710, 0.570 and 0.625; and a weighted-average expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. A summary of stock option activity under the aforementioned plans is as follows:

                                                                           Weighted
                                                                            Average
                                     Shares           Price Range            Price
                                   ---------      ------------------       --------
Balance at January 1, 1996         5,619,400         $0.17  -  23.19         $ 2.20
  Granted                          1,406,000          3.75  -  23.19          15.99
  Exercised                         (310,010)         0.17  -   3.13           2.68
  Canceled                           (91,860)         0.17  -  12.19           5.91
                                   ---------
Balance at December 31, 1996       6,623,530          0.17  -  23.19           5.06
  Granted                          1,304,000          5.31  -   6.88           5.52
  Assumed in Airways Merger          732,700          2.70  -  10.75           4.60
  Exercised                         (317,480)         0.17  -   5.13           2.85
  Canceled                          (226,320)         1.00  -  21.38          12.20
                                   ---------
Balance at December 31, 1997       8,116,430          0.17  -  23.19           4.84
  Granted                            235,000          5.50  -   8.13           7.67
  Exercised                         (562,580)         0.17  -   5.69           2.81
  Canceled                          (997,870)         0.17  -  21.38           7.16
                                   ---------
Balance at December 31, 1998       6,790,980          0.17  -  23.19           4.71
                                   =========
Exercisable at December 31, 1998   4,891,128          0.17  -  23.19           3.20
                                   =========

The following table summarizes information concerning currently outstanding and exercisable options:

                              Options Outstanding                               Options Exercisable
--------------------------------------------------------------------       ----------------------------
                                          Weighted
                                          Average           Weighted                           Weighted
                                         Remaining           Average                            Average
    Range of           Number           Contractual         Exercise          Number           Exercise
Exercise Prices     Outstanding            Life               Price        Exercisable           Price
---------------     -----------         -----------         --------       -----------         --------
$        0.17         2,412,000             4.5              $ 0.17          2,412,000          $ 0.17
$  1.00-$6.88         2,958,380             6.5                4.27          1,843,688            3.87
$ 7.03-$13.25           730,000             8.1                7.87            355,600            7.75
$18.38-$23.19           690,600             7.1               19.12            279,840           19.16
                    -----------                                            -----------
$ 0.17-$23.19         6,790,980             6.0                4.71          4,891,128            3.20
                    ===========                                            ===========

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information is as follows (in thousands, except per share data):

                                      1998           1997           1996
                                   ----------     ----------     ----------
Pro forma net loss                 $ (42,279)     $ (97,876)     $ (44,880)
Basic and diluted pro forma
   net loss per share                  (0.65)         (1.75)         (0.82)

Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

The weighted average fair value of options granted during 1998, 1997 and 1996 with option prices equal to the market price on the date of grant was $7.98, $2.66 and $7.82, respectively. The weighted average fair value of options granted during 1996 with option prices less than the market price of the stock on the date of grant was $10.13. There were no options granted during 1998 and 1997 with option prices less than the market price of the stock on the date of grant.

At December 31, 1998, the Company had reserved a total of 10,984,720 shares of common stock for future issuance, upon exercise of stock options.

9.  INCOME TAXES

The income tax provision (benefit) is as follows (in thousands):

                                 1998             1997             1996
                             -----------      -----------      -----------
Current:
    Federal                     $   -          $ (9,554)         $(31,311)
    State                           -                 -            (2,077)
                             -----------      -----------      -----------
Total current                       -            (9,554)          (33,388)

Deferred:
    Federal                         -           (13,221)           10,614
    State                           -                 -            (1,689)
                             -----------      -----------      -----------
Total deferred                      -           (13,221)            8,925
                             -----------      -----------      -----------
                                $   -          $(22,775)         $(24,463)
                             -----------      -----------      -----------

A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows (in thousands):

                                                   1998              1997             1996
                                              -------------    -------------      ------------
Tax at statutory rate                          $(14,258)         $(41,803)          $(23,076)
State taxes, net of federal benefit                (606)           (4,761)            (2,448)
Goodwill                                          7,705                89                  -
Other                                              (110)             (570)             1,061
Valuation reserve                                 7,269            24,270                  -
                                              -------------    -------------      ------------
                                               $      -          $(22,775)          $(24,463)
                                              -------------    -------------      ------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                         December 31,
                                                     1998          1997
                                                   --------      --------
Deferred tax liabilities:
  Depreciation                                     $ 28,370      $ 26,894
  Gain on involuntary conversion                        -           1,484
  Other                                                 342         2,761
                                                   --------      --------
          Total deferred tax liabilities             28,712        31,139


Deferred tax assets:
  Accrued liabilities                                 2,362         3,347
  Nonqualified stock options                            930           930
  Federal operating loss carryforwards               49,820        42,463
  State operating loss carryforwards                  8,188         7,364
  AMT credit carryforwards                            2,617         2,617
  Other                                               4,807         3,418
                                                   --------      --------
          Total deferred tax assets                  68,724        60,139
Valuation allowance for deferred tax assets         (40,012)      (29,000)
                                                   --------      --------
          Net deferred tax assets                    28,712        31,139
                                                   --------      --------
          Net deferred tax liabilities             $    -        $    -
                                                   --------      --------

For financial reporting purposes, a valuation allowance has been recognized at December 31, 1998 and 1997, to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of operating loss carryforwards because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $141,343,000 that begin to expire in 2012. In addition, the Company has Alternative Minimum Tax credit carryforwards for income tax purposes of $2,617,000. Various subsidiaries of the Company have additional state operating loss carryforwards of approximately $3,100,000 with expiration dates through the year 2011.

The amount of net operating loss carryforwards generated by Airways prior to the Airways Merger is $23,098,000. The use of pre-acquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. For financial reporting purposes, a valuation allowance of $4,730,000 was recognized at the date of the acquisition to offset the deferred tax assets related to those carryforwards. This valuation allowance was increased to $8,093,000 during 1998 in connection with a reallocation of the purchase price. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways.

10.  IMPAIRMENT LOSS

In the fourth quarter of 1998, the Company decided to accelerate the retirement of its four owned Boeing 737 ("B737") aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes. The B737s will be replaced with B717 aircraft.

In connection with its decision to accelerate the retirement of these aircraft, which were acquired in the Airways Merger, the Company performed an evaluation to determine, in accordance with SFAS No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets and an allocation of cost in excess of net assets acquired resulting from the Airways Merger. SFAS No. 121 requires that when a group of assets being tested for impairment was acquired as part of a business combination that was accounted for using the purchase method of accounting, any cost in excess of net assets acquired that arose as part of the
transaction must be included as part of the asset grouping.   As a result of the
evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than the carrying amount and allocated cost in excess of net assets acquired, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost basis of these assets were reduced to reflect the fair market value at the date the decision was made, resulting in a $27,492,000 impairment loss. The Company considered recent transactions and market trends involving similar aircraft in determining the fair market value.

11.  SHUTDOWN AND OTHER NONRECURRING EXPENSES

Shutdown and other nonrecurring expenses include costs associated with the loss of Flight 592 and excess operating costs related to the reduced schedule between May 19, 1996 to June 17, 1996; the suspension of operations from June 17, 1996 to September 29, 1996; and costs associated with the reduced schedule from September 30, 1996 to December 31, 1997. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft, rental of abandoned or idled facilities and costs of personnel idled as a result of the reduced and suspended operations from May 1996 through December 1997 are included in shutdown and other nonrecurring expenses. Personnel costs include full wages, salaries and benefits that were provided to idled employees during the reduction and suspension of operations.

Below is a detail of such costs (in thousands):

                                                Year ended December 31,
                                                  1997         1996
                                                --------     --------
     Maintenance                                $ 15,380     $ 27,750
     Legal and other                               6,318       16,181
     Depreciation                                  3,141       11,054
     Facilities rental                               -          6,114
     Wages, salaries and benefits,
       excluding maintenance                         -          4,895
     FAA remediation                                 -          2,000
                                               ---------    ---------
                                                $ 24,839     $ 67,994
                                               =========    =========

No accrual was provided for cost to be incurred in future periods related to aircraft depreciation and maintenance and rental costs associated with temporarily idled facilities as such costs were recognized as incurred. There were no such costs incurred during 1998.

12. RELATED PARTY TRANSACTIONS

The Company has utilized temporary employees provided by a temporary agency that is partially owned by the daughter of one of the Company's directors. This arrangement was terminated during 1996. Amounts recorded as expense related to this agency were approximately $4,223,000 for the year ended December 31, 1996.

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

The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

   Cash, cash equivalents and restricted cash: The carrying amounts reported in the balance sheet for cash and cash equivalents and restricted cash approximate their fair value.

   Long-term debt: The fair values of the Company's long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and estimated fair values of the Company's financial instruments are detailed below (in thousands):

                                      1998                  1997
                               --------------------  -------------------
                               Carrying    Fair      Carrying     Fair
                                Amount    Value      Amount      Value
                               --------   ---------  --------    -------
Cash, cash equivalents and
  restricted cash              $  24,341  $  24,341  $ 91,990   $ 91,990
Long-term debt                   245,994    175,294   250,712    235,093

14.  EMPLOYEE BENEFIT PLANS

Effective January 1, 1998, the Company consolidated its 401(k) Plans (the "Plan"). All employees of AirTran Holdings, Inc., AirTran Airlines and AirTran Airways are eligible to participate in the consolidated Plan, a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15% of their base salary to the Plan. Contributions to the Plan by the Company are discretionary and amounted to approximately $288,000 in 1998. There were no contributions made during 1997 or 1996.

Effective May 16, 1995, the Company formed the 1995 Employee Stock Purchase Plan (the "Stock Plan") whereby employees who complete twelve months of service are eligible to make quarterly purchases of the Company's common stock at up to a 15% discount from the market value on the offering date. The Board of Directors determines the discount rate before each offering date. The Company is authorized to issue up to 4,000,000 shares of common stock under this plan. During 1998, 1997 and 1996 the employees purchased a total of 23,023, 24,190 and 8,770 shares, respectively, at an average price of $5.65, $5.90 and $12.94 per share, respectively, which represented a 5% discount from the market price on the offering dates.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1998 and 1997 is as follows (in thousands, except per share data):

                                                          Quarter
                                 -----------------------------------------------------------
                                      First         Second          Third          Fourth
                                 ------------    -----------    ------------     -----------
Fiscal 1998
    Operating revenues             $ 94,541        $123,988        $115,060        $105,718
    Operating income (loss)          (2,874)         14,421          (5,319)        (24,785)
    Net income (loss)                (7,873)          8,559         (10,893)        (30,531)
    Basic and diluted
      income (loss) per share         (0.12)           0.13           (0.17)          (0.47)



                                                          Quarter
                                 -----------------------------------------------------------
                                      First         Second          Third          Fourth
                                 ------------    -----------    ------------     -----------
Fiscal 1997
    Operating revenues             $ 36,928        $ 47,759        $ 56,413        $ 70,356
    Operating loss                  (24,864)         (9,854)        (12,800)        (54,248)
    Net loss                        (18,507)         (9,226)        (14,612)        (54,318)
    Basic and diluted
      loss per share                  (0.34)          (0.17)          (0.27)          (0.91)

The results of the fourth quarter of 1998 include an impairment charge of $27,492,000 related to the B737 fleet.

At December 31, 1997, the Company had accrued the estimated costs to reactivate certain aircraft. During the quarter ended June 30, 1998, the reactivation of these aircraft was completed and the associated costs were finalized. The remaining maintenance accrual was therefore revised based on this additional information and $3 million was reversed into income, increasing income for the quarter ended June 30, 1998, by approximately $0.05 per share on a diluted basis.

The results of operations for the fourth quarter of 1997 include shutdown and other non-recurring expenses of approximately $15,501,000 that primarily relate to unusual maintenance costs incurred in returning eight aircraft to service and to legal costs. The results of the fourth quarter of 1997 also include rebranding expenses of approximately $5,240,000.

During the year the Company provides for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Adjustments are made in each quarter for changes in the anticipated rates used in previous quarters. If the actual annual effective tax rate had been used in each of the quarters of 1998, net loss for the year would be unchanged. However, net loss for the first through fourth quarters of 1997 would have been $(23,880,000), $(11,869,000), $(14,800,000), and $(46,114,000), respectively.

16.  SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company's $150,000,000 of 10.25% Senior Notes issued during 1996 are fully and unconditionally guaranteed on a joint and several basis by AirTran Airlines and AirTran Airways, wholly-owned subsidiaries of the Company, and by all of AirTran Airlines' subsidiaries ("Guarantors"). AirTran Airways has no subsidiaries. The $80,000,000 of 10.50% Senior Secured Notes issued by AirTran Airlines during 1997 are fully and unconditionally guaranteed on a joint and several basis by AirTran Holdings, Inc., AirTran Airways, and all of AirTran Airlines' subsidiaries. AirTran Airlines and its subsidiaries conduct and all of the operations of the Company. The operations conducted by AirTran Airways were transferred to AirTran Airlines in 1998. All of the subsidiary Guarantors are wholly owned or indirect subsidiaries of the Company, and there are no direct or indirect subsidiaries of the Company that are not Guarantors. Separate financial statements of the subsidiary Guarantors are not presented because AirTran Holdings, Inc. and all of its subsidiaries guarantee the Senior Notes and the Senior Secured Notes on a full, unconditional, and joint and several basis.

Summarized consolidated financial information as of and for the year ended December 31,1998 is as follows (in thousands):


                          AIR TRAN                                                      AIR TRAN
                          AIRLINES                    AIR TRAN                        HOLDINGS, INC.
                            AND          AIR TRAN     HOLDINGS,                          AND
                        SUBSIDIARIES     AIRWAYS        INC.        ELIMINATIONS      SUBSIDIARIES
                        ------------     --------     ---------     ------------      --------------
Current assets          $  52,957       $       -     $       -      $        -         $  52,957
Non-current assets        321,646           3,290       208,835        (210,322)          323,449
Current liabilities        83,798               -         3,203          (3,290)           83,711
Non-current liabilities   240,268               -       150,000        (153,203)          237,065


Operating revenues        439,307               -             -               -           439,307
Operating loss            (18,557)              -             -               -           (18,557)


Loss before income
     taxes (benefit)      (39,922)           (816)            -               -           (40,738)
Net loss                  (39,922)           (816)            -               -           (40,738)

Summarized consolidated financial information as of and for the year ended December 31, 1997 is as follows (in thousands):


                                    AIRTRAN                                                               AIRTRAN
                                   AIRLINES                        AIRTRAN                             HOLDINGS, INC.
                                      AND           AIRTRAN       HOLDINGS,                                 AND
                                 SUBSIDIARIES       AIRWAYS         INC.          ELIMINATIONS          SUBSIDIARIES
                                --------------     ---------     ----------      --------------       ---------------
Current assets                  $      118,485     $  15,601     $   35,931       $     (45,965)      $       124,052
Non-current assets                     206,510       100,480        238,651            (235,829)              309,812
Current liabilities                     71,162        42,834         30,135             (45,965)               98,166
Non-current liabilities                230,967         6,150        150,000            (145,866)              241,251

Operating revenues                     198,084        13,246            126                 -                 211,456
Operating (loss) income               (101,894)          490           (362)                -                (101,766)

(Loss) income before income
    taxes (benefit)                   (119,509)          433           (362)                -                (119,438)
Net (loss) income                      (96,839)          433           (257)                -                 (96,663)

SCHEDULE 2                                                            CHARGED TO
                                         BALANCE AT    CHARGED TO        OTHER
                                        BEGINNING OF   COSTS AND      ACCOUNTS-   DEDUCTIONS-   BALANCE AT
                                            PERIOD      EXPENSES       DESCRIBE    DESCRIBE    END OF PERIOD
                                        --------------------------------------------------------------------
Year ended December 31, 1998
   Allowance for Doubtful Accounts        1,353,568      8,328,392                 8,356,960      1,325,000
   Provision for Obsolescence             2,217,057      2,041,885                                4,258,996
                                        --------------------------------------------------------------------
Total                                     3,570,625     10,370,277           -     8,356,960      5,583,996
                                        ====================================================================


Year ended December 31, 1997
   Allowance for Doubtful Accounts          837,707      2,894,727                 2,378,866      1,353,568
   Provision for Obsolescence               500,000      1,717,057                         -      2,217,057
                                        --------------------------------------------------------------------
Total                                     1,337,707      4,611,784           -     2,378,866      3,570,625
                                        ====================================================================


Year ended December 31, 1996
   Allowance for Doubtful Accounts          404,870      3,637,589                 3,204,752        837,707
   Provision for Obsolescence               500,000              -                         -        500,000
                                        --------------------------------------------------------------------
Total                                       904,870      3,637,589           -     3,204,752      1,337,707
                                        ====================================================================