Form 10-Q
period 1999-03-31
AIRTRAN HOLDINGS INC
filed 1999-05-07
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

[_] Transition Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ______________



Commission File No:  0-26914

                            AIRTRAN HOLDINGS, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Nevada                                 58-2189551
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                9955 AirTran Boulevard, Orlando, Florida  32827
            -----------------------------------------------------
            (Address of principal executive offices)   (Zip code)

                                (407) 251-5600
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No ____
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 7, 1999, there were 64,928,864 shares of Common Stock of the Registrant outstanding.

                            AIRTRAN HOLDINGS, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999 and December 31, 1998


          Consolidated Statements of Operations - Three months ended March 31, 1999 and 1998

          Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998

          Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risks


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------    --------------------

                            AirTran Holdings, Inc.
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                                        March 31,           December 31,
ASSETS                                                                                     1999                1998
------                                                                                  ----------          ------------
CURRENT ASSETS:                                                                         (Unaudited)          (Audited)
     Cash and cash equivalents                                                           $  34,556             $  10,882
     Restricted cash                                                                        23,360                13,459
     Accounts receivable, less allowance of $1,650 and $1,325 at
        March 31, 1999 and December 31, 1998, respectively                                  20,120                12,084
     Inventory, less allowance for obsolescence of $5,833 and $4,259
        at March 31, 1999 and December 31, 1998, respectively                                9,685                11,486
     Prepaid expenses                                                                        4,763                 5,046
                                                                                        ----------          ------------
          Total current assets                                                              92,484                52,957

PROPERTY AND EQUIPMENT:
     Flight equipment                                                                      313,416               306,026
          Less: Accumulated depreciation                                                   (91,247)              (87,084)
                                                                                        ----------          ------------
                                                                                           222,169               218,942

     Purchase deposits for flight equipment                                                 32,291                36,518

     Other property and equipment                                                           23,645                23,491
          Less:  Accumulated depreciation                                                  (11,372)              (10,542)
                                                                                        ----------          ------------
                                                                                            12,273                12,949
                                                                                        ----------          ------------
                                                                                           266,733               268,409

OTHER ASSETS:
     Intangibles resulting from business acquisition                                        42,026                42,727
     Debt issuance costs                                                                     6,216                 6,956
     Other assets                                                                            4,730                 5,357
                                                                                        ----------          ------------
TOTAL ASSETS                                                                             $ 412,189             $ 376,406
                                                                                        ==========          ============

See accompanying notes to consolidated financial statements.         (Continued)

                            AirTran Holdings, Inc.
                          Consolidated Balance Sheets
                   (Dollars in thousands except share data)

                                                                                         March 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                       1999                1998
------------------------------------                                                    ------------        ------------
CURRENT LIABILITIES:                                                                     (Unaudited)          (Audited)
       Accounts payable                                                                  $    19,911          $   13,252
       Accrued liabilities                                                                    58,242              44,508
       Air traffic liability                                                                  31,494              17,022
       Current portion of long-term debt                                                       8,371               8,929
                                                                                        ------------        ------------
            Total current liabilities                                                        118,018              83,711

Long-term debt, less current portion                                                         235,434             237,065

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value per share, 5,000,000 shares
            authorized, no shares issued or outstanding                                            -                   -
       Common stock, $.001 par value per share, 1,000,000,000 shares authorized, and 64,920,520 and 64,897,810 shares issued and outstanding at March
            31, 1999 and
            December 31, 1998, respectively                                                       65                  65
       Additional paid-in capital                                                            146,908             146,857
       Accumulated deficit                                                                   (88,236)            (91,292)
                                                                                        ------------        ------------
Total stockholders' equity                                                                    58,737              55,630
                                                                                        ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   412,189          $  376,406
                                                                                        ============        ============

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                     Consolidated Statements of Operations
                   (Dollars in thousands except share data)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                                 1999               1998
                                                                                             -----------         -----------
                                                                                             (Unaudited)         (Unaudited)
OPERATING REVENUES:
      Passenger                                                                               $  115,013         $    90,280
      Cargo                                                                                        1,147                 798
      Other                                                                                        3,713               3,463
                                                                                             -----------         -----------
         Total operating revenues                                                                119,873              94,541

OPERATING EXPENSES:
      Salaries, wages and benefits                                                                28,142              21,781
      Aircraft fuel                                                                               13,761              16,652
      Maintenance, materials and repairs                                                          24,757              15,080
      Commissions                                                                                  8,800               7,677
      Landing fees and other rents                                                                 6,187               6,379
      Marketing and advertising                                                                    5,617               5,950
      Aircraft rent                                                                                1,341               1,908
      Depreciation                                                                                 7,344               6,262
      Other operating                                                                             14,923              15,726
                                                                                             -----------         -----------
         Total operating expenses                                                                110,872              97,415
                                                                                             -----------         -----------
OPERATING INCOME (LOSS)                                                                            9,001              (2,874)

Interest (income) expense:
      Interest income                                                                             (1,472)               (998)
      Interest expense                                                                             7,014               6,448
                                                                                             -----------         -----------
Interest (income) expense, net                                                                     5,542               5,450
                                                                                             -----------         -----------

Income (loss) before income taxes                                                                  3,459              (8,324)
Income tax expense (benefit)                                                                         405                (451)
                                                                                             -----------         -----------
NET INCOME (LOSS)                                                                             $    3,054         $    (7,873)
                                                                                             ===========         ===========
BASIC EARNINGS PER SHARE                                                                      $     0.05         $     (0.12)
                                                                                             ===========         ===========
DILUTED EARNINGS PER SHARE                                                                    $     0.05         $     (0.12)
                                                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                       --------------------------------
                                                                                           1999                1998
                                                                                       -----------          -----------
                                                                                       (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
Net income (loss)                                                                      $     3,054          $    (7,873)
      Adjustments to reconcile net income (loss) to net cash
           provided by (used for) operating activities:
               Depreciation and amortization                                                 8,415                6,964
               Provisions for uncollectible accounts                                         1,785                  961
               Gain from disposal of assets                                                                         (21)
                                                                                                 -
      Changes in current operating assets and liabilities:
               Restricted cash                                                              (9,901)              (1,683)
               Accounts receivable                                                          (9,821)             (10,057)
               Prepaid expenses and deposits                                                 2,137               (3,143)
               Accounts payable and accrued liabilities                                     20,394               (1,130)
               Air traffic liability                                                        14,472               13,994
                                                                                       -----------          -----------
NET CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                  30,535               (1,988)

INVESTING ACTIVITIES:
      Purchases of property and equipment                                                   (9,616)             (16,951)
      Refund of aircraft purchase deposits                                                   4,227                    -
      Proceeds from disposal of equipment                                                      666                   60
                                                                                       -----------          -----------
NET CASH FLOWS USED FOR INVESTING ACTIVITIES                                                (4,723)             (16,891)

FINANCING ACTIVITIES:
      Payments of long-term debt                                                            (2,189)              (2,374)
      Proceeds from sale of common stock                                                        51                  708
                                                                                       -----------          -----------
NET CASH FLOWS USED FOR FINANCING ACTIVITIES                                                (2,138)              (1,666)
                                                                                       -----------          -----------
     Net increase (decrease) in cash and cash equivalents                                   23,674              (20,545)
Cash and cash equivalents at beginning of period                                            10,882               86,025
                                                                                       -----------          -----------
Cash and cash equivalents at end of period                                             $    34,556          $    65,480
                                                                                       ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW ACTIVITIES:
      Cash paid for interest                                                           $       390          $       448
                                                                                       ===========          ===========
      Cash paid for income taxes                                                       $         -          $         -
                                                                                       ===========          ===========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


A.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, consolidated interim financial statements contain all adjustments, which are of a normal recurring nature necessary to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998, the results of operations for the three month periods ended March 31, 1999 and 1998, and cash flows for the three month periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

B.   RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform to the current presentation.

C.   EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                    For the three months ended
                                                                                            March 31,
                                                                                    --------------------------
                                                                                      1999             1998
                                                                                    ---------        ---------
Numerator:
          Net income (loss)                                                          $ 3,054         $ (7,873)
                                                                                     =======         ========
Denominator:
          Denominator for basic income (loss) per share - weighted average
          shares                                                                      64,915           64,417
          Effect of dilutive stock options                                             2,814              --
                                                                                     -------         --------

          Denominator for diluted income (loss) per share - weighted average
          shares and assumed conversions                                              67,729           64,417
                                                                                     =======         ========
Basic income (loss) per share                                                        $  0.05         $  (0.12)
                                                                                     =======         ========
Diluted income (loss) per share                                                      $  0.05         $  (0.12)
                                                                                     =======         ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The following is a table of selected operational statistics and financial data for the three months ended March 31, 1999 and 1998:

                                                                             Three Months Ended
                                                                                  March 31,                  Increase
                                                                         1999                 1998          (Decrease)
                                                                     -------------        -------------    ------------
Revenue passengers                                                       1,499,586            1,124,655       33.3%
Revenue passenger miles (1)                                            811,090,110          706,584,016       14.8%
Available seat miles (2)                                             1,335,911,049        1,225,947,813        9.0%
Passenger load factor (%) (3)                                                 60.7                 57.6        3.1 pts.
Break-even load factor (%) (4)                                                58.8                 63.8       (5.0) pts
Average yield per revenue passenger mile (cents) (5)                          14.2                 12.6       12.7%
Passenger revenue per available seat mile (cents) (6)                          8.6                  7.4       16.2%
Operating cost per available seat mile (cents) (7)                             8.3                  7.9        5.1%
Average stage length (miles)                                                   527                  559       (5.7)%
Average cost of aircraft fuel per gallon (cents)                              42.0                 59.0      (28.8)%
Average daily utilization of each aircraft (hours) (8)                         8:4                  8:3        0.2%
Number of aircraft in fleet at end of period                                    49                   46        6.5%

(1)  The number of scheduled revenue miles flown by passengers.
(2) The number of seats available for passengers multiplied by the number of scheduled miles each seat is flown.
(3) The percentage of aircraft seating capacity that is utilized is calculated by dividing revenue passenger miles by available seat miles.
(4) The percentage of seats that must be occupied by revenue passengers in order for the Company to break even on a pre-tax income basis.
(5)  The average amount one passenger pays to fly one mile.
(6)  Passenger revenue divided by available seat miles.
(7)  Operating expenses divided by available seat miles.
(8) The average number of hours per day that an aircraft flown in revenue service is operated.

SUMMARY

AirTran recorded net income of $3.1 million for the three months ended March 31, 1999 compared to a net loss of $7.9 million for the three months ended March 31, 1998. AirTran's operating income increased $11.9 million to operating income of $9.0 million for the three months ended March 31, 1999, from an operating loss of $2.9 million in 1998.

OPERATING REVENUES

Passenger revenues increased by 27.4% or $24.7 million primarily due to continued strong economic conditions and management's initiatives to enhance passenger revenue. Some of these initiatives include assigned seating, a frequent flier program and business class seating.

AirTran increased its yield (the average amount a passenger pays to fly one mile) by 12.7% to 14.2 cents, which increased revenue by $11.3 million over the first quarter 1998. Yield increased over last year due in part to a 5.7% shorter average stage length. AirTran's traffic, or revenue passenger miles
(RPMs), increased 104.5 million or 14.8% on a capacity growth, or available seat mile (ASM), of 9% or 110.0 million. The increase in load factor of 3.1 points increased passenger revenue by $5.9 million from the same period in 1998. However, the Company is currently experiencing aggressive competition that could negatively impact future loads and yields.

Cargo and other revenue increased 14% or $0.6 million due to additional U.S. Mail capacity and employee travel service charges.

OPERATING EXPENSES

Operating expenses increased $13.5 million or 13.8% compared to the first quarter of 1998. AirTran's operating cost per ASM increased 5.0% to 8.3 cents from 7.9 cents a year ago. Salaries, wages and benefits increased $6.4 million or 29.2% due primarily to contractual labor rate and seniority increases negotiated in 1998 between the Company and its three major union represented labor groups. Aircraft fuel decreased year over year by $2.9 million or 17.4% primarily due to a 28.8% decrease in the average fuel cost per gallon (including taxes and into-plane fees) partially offset by a 16.6% increase in fuel consumption. The increase in operating expenses is primarily due to maintenance, materials and repairs. The 64.2% or $9.7 million increase stems from nine additional check lines, and increased costs related to engine overhauls. Commissions paid to travel agents increased $1.1 million or 14.6% due to the increase in commissionable sales partially offset by a rate reduction from 10% to 8%. Depreciation expense increased 17.3% or $1.1 million primarily due to the acquisition of Stage 3 hush kits during the last half of 1998.

NON-OPERATING EXPENSES

Interest expense, net was relatively unchanged compared to the three months ended March 31, 1998. The Company's effective tax rate was 12% and 3% for the first quarter of 1999 and 1998, respectively. The 1999 rate results from the expected utilization of a portion of the Company's $141 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways NOL carryforward to goodwill. The Company has not recognized any benefit from the use beyond 1999 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

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

The Company's internal computer software and computerized operating systems were developed in conjunction with the commencement of the Company's business in 1993 and were designed to take into consideration the Year 2000 issue. Additionally, the Company has implemented a Year 2000 compliance program to ensure that the Company's computer systems and applications will perform properly beyond 1999. In addition to the internal review, the Company has received assurances from its significant computer system vendors that their applications are Year 2000 compliant.

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

The Company currently has a team dedicated to identifying, evaluating and resolving the Company's potential Year 2000 issues. The Company's Year 2000 program includes five phases: inventory, assessment, remediation, testing and implementation. The inventory phase will allow the Company to evaluate current equipment conditions and readiness for the Year 2000 transition. In the next phase, assessment, the Company will determine, based on the information gathered during inventory, what, if any, upgrades/enhancements are necessary to meet the compliance requirements. Remediation will provide a forum to develop solutions to non-Year 2000-compatible equipment, systems or software. The testing phase will provide a "laboratory-type" environment for troubleshooting potential problems and situations once the Year 2000 transition begins. The testing phase will be the most critical in that all possible worst-case scenarios must be addressed and procedures for handling these scenarios as they arise must be developed and tested. Once inventory, assessment, remediation and testing phases are complete, the Company will implement the Year 2000 program.

The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases of the Year 2000 program or outside vendors and third parties are not Year 2000 compliant by December 31, 1999, the most reasonable worst case scenario would be a reduction or suspension of operations, which could have a material impact on the Company's business and consolidated financial statements. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company expects to have substantially completed all phases of its Year 2000 program by June 30, 1999, which will leave six months for additional internal testing and troubleshooting prior to 2000. The Company is approximately 80% complete with the assessment relating to Information Technology ("IT"). With respect to IT systems that are known to have required remediation, approximately 20% of such systems have been remediated, tested and implemented and are currently Year 2000 compliant. Based on the results of the Company's Year 2000 program, the Company will develop contingency plans as necessary.

Costs associated with the Year 2000 program (excluding costs relating to capital improvements to IT systems that are not directly related to remediating Year 2000 problems in such systems) are being expensed as incurred. Funding for the program is being provided through the Company's operating cash flows. To date, the Company has spent approximately $100,000 ($70,000 in 1999) in connection with the Year 2000 program and expects to spend an additional $500,000 to complete the program. The cost of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, due primarily to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily on its operating cash flow to provide working capital. The Company has no lines of credit or other facilities. As of March 31, 1999, the Company had cash and cash equivalents of $34.6 million compared to $10.9 million at December 31, 1998 and a working capital deficit of $25.5 million compared to working capital deficit of $30.8 million at December 31, 1998. The Company generally must satisfy all of its working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of the Company's assets have been pledged to secure various issues of outstanding indebtedness of the Company. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom. Based on the favorable economic conditions of the US airline industry, the Company expects to be able to generate positive working capital through its operations; however, management cannot predict whether the current favorable economic trends and conditions will continue, the effects of competition or other factors beyond the company's control.

For the quarter ended March 31, 1999, cash increased from December 31, 1998 by $23.7 million or 217.4%. Operating activities generated $30.5 million in cash. Investing activities used cash of $4.7 million primarily related to the acquisition of hush kits partially offset by the return of $4.2 million of Boeing 717-200 advance purchase deposits for four deferred delivery slots. Financing activities used cash of $2.1 million for scheduled long-term debt payments.

As of March 31, 1999, the Company's operating fleet consisted of 40 McDonnell Douglas DC9-30 aircraft and nine Boeing 737-200 aircraft. The Company currently leases one DC9-30 aircraft to another carrier.

The Company has contracted with Boeing (successor to McDonnell Douglas) for the purchase of 50 Boeing 717-200 aircraft, at a cost of approximately $1.0 billion (subject to adjustments for inflation), for delivery from 1999 to 2002. During the third quarter of 1998, the Company reached an agreement with Boeing to defer the remaining progress payments until the first delivery which is expected in September 1999. There can be no assurance that cash provided by operations will be sufficient to meet the progress payments for the Boeing 717-200s beginning again after September 1999. If the Company exercises its option to acquire up to an additional 50 Boeing 717-200 aircraft, additional payments could be required beginning in 2002. The Company expects to finance at least 80% of the cost of each of these aircraft. Although Boeing has agreed to provide support with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the support to be provided by Boeing, aircraft related debt financing should be available when needed. However, there is no assurance that the Company will be able to obtain sufficient financing on attractive terms, if at all. If it is unable to secure acceptable financing, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

The Company's compliance with Stage 3 noise requirements will require additional capital expenditures over the next year. As of December 31, 1998, 75% of the Company's aircraft were Stage 3 compliant. By December 31, 1999, full compliance is required. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft or disposing of Stage 2 aircraft and acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $7.5 million in total for all aircraft to be hushed in 1999. The Company may seek to finance a portion of the cost of these hush kits and plans to make the balance of payments on these hush kits out of its working capital. The Company expects to pay the debt service on such loans out of cash flow generated from operations during the term of the financing.

As of March 31, 1999, the Company's debt related to asset financing totaled $93.8 million, with respect to which the Company's aircraft and certain other equipment are pledged as security. Included in such amount is $80.0 million of the Company's 10.5% Senior Secured Notes due 2001 under which interest is payable semi-annually. In addition, the Company has $150.0 million of 10.25% Senior Unsecured Notes outstanding. The principal balance of the Senior Notes is due in 2001 and interest is payable semi-annually. All of the Company's debt has final maturities ranging from 1999 to 2003 with scheduled debt payments as follows: 1999--$6.8 million, 2000--$5.6 million, 2001--$230.7 million, 2002--$0.5 million and 2003--$0.2 million.

Certain debt bears interest at fixed rates ranging from 5.85% to 13.00% per annum and is repayable in consecutive monthly or quarterly installments over a four- to seven-year period. Certain other notes with an aggregate unpaid principal balance of approximately $4.1 million as of December 31, 1998 have a variable rate of interest based on the London Interbank Offered Rate ("LIBOR") plus 1.75% to 3.75%.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for periods beginning after June 15, 1999. The Company is currently evaluating SFAS No. 133; however, based on the current market conditions, SFAS No. 133 is not expected to have a material impact on the Company's financial condition.

FORWARD-LOOKING STATEMENTS

The statements that are contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "expects", "intends", "believes" or the negative thereof or other variations thereon or comparable terminology. Management wishes to caution the reader that the forward-looking statements contained in this Report are only estimates or predictions and are not historical facts. Such statements include, but are not limited to: the Company's ability to maintain profitability and to generate working capital from operations; the impact of propsed legislation, the Company's ability to become Year 2000 compliant and the timing and cost thereof; the Company's ability to finance the acquisition of aircraft and hush kits; the adequacy of the Company's insurance coverage; and the results of pending litigation or investigations. No assurance can be given that future results will be achieved and actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, consumer demand and acceptance of services offered by the Company, the Company's ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, ability of other parties on which the Company relies to become Year 2000 compliant, regulatory matters, general economic conditions, commodity prices, changing business strategy and results of litigation. Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained in the Form 10-K for the year ended December 31, 1998. All forward-looking statements made in connection with this Report are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update or correct any of its forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE MARKET RISK
------    ----------------------------------------

For discussion of certain market risks related to the Company, See Part I Item, 7A "Quantitative and Qualitative Disclosures about Market Risks", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. There have been no significant developments with respect to derivatives or exposure to market risk.


                         PART II  - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
------    -----------------

Several stockholder class action suits have been filed against the Company and certain of its present and former executive officers and Directors ("Defendants"). These suits have been consolidated into a single action (In re
                                                                         -----
ValuJet, Inc.).  The consolidated lawsuit is based on allegedly misleading
--------------
public statements made by the Company or omission to disclose material facts in violation of federal securities laws. Class certification has been granted for all purchasers of stock in the Company during the period beginning in June 1995 and ending on June 18, 1996. The Company entered into a Memorandum of Understanding to settle the consolidated lawsuit with attorneys representing the certified class on December 31, 1998. Although the Company denies that it has violated any of its obligations under the federal securities laws, it has agreed to pay $2.5 million in cash and $2.5 million in common stock in the settlement, which is subject to certain conditions. In the event the settlement is not approved, discovery under the lawsuit would likely be revived. There can be no assurance that the Company will not sustain material liability under such or related lawsuits in the event the settlement is not approved.

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

In November 1997, the Company filed a suit in the Circuit Court of St. Louis County, Missouri against SabreTech and its parent corporation (Sabreliner Corporation), seeking to hold SabreTech responsible for the accident involving Flight 592. SabreTech is the maintenance contractor who delivered oxygen generators without safety caps and in a mislabeled box for shipment aboard Flight 592. The oxygen generators are believed to have caused or contributed to the fire that resulted in the accident. The complaint seeks damages that the Company suffered as a result of the accident.

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

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits:

     (27)  Financial Data Schedule.


(b)  Reports on Form 8-K:

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AIRTRAN HOLDINGS, INC.



Date: May 7, 1999                       /s/  Joseph B. Leonard
                                        -------------------------------------

                                        Joseph B. Leonard
                                        Chairman and Chief Executive Officer



Date: May 7, 1999                       /s/  David W. Lancelot
                                        -------------------------------------

                                        David W. Lancelot
                                        Vice President and Controller
                                        (Principal Accounting Officer)