Form 10-Q
period 1999-06-30
AIRTRAN HOLDINGS INC
filed 1999-08-10
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.


[ ] Transition Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ______________



Commission File No:  0-26914

                            AirTran Holdings, Inc.
            ------------------------------------------------------
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

As of July 7, 1999, there were 64,988,864 shares of Common Stock of the Registrant outstanding.

                            AIRTRAN HOLDINGS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


         Consolidated Statements of Operations - Three months ended June 30, 1999 and 1998; Six months ended June 30, 1999 and 1998

         Consolidated Balance Sheets  June 30, 1999 and December 31, 1998

         Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998

         Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            AirTran Holdings, Inc.

                     Consolidated Statements of Operations
                 (Dollars in thousands except per share data)


                                                         For the three months ended   For the six months ended
                                                                   June 30,                   June 30,
                                                         --------------------------   ------------------------
                                                             1999            1998         1999         1998
                                                             ----            ----         ----         ----
                                                                (Unaudited)                 (Unaudited)
Operating revenues:
   Passenger                                               $135,947       $119,001     $250,960    $209,281
   Cargo                                                        819            764        1,966       1,562
   Other                                                      3,249          4,223        6,962       7,686
                                                           --------       --------     --------    --------
    Total operating revenues                                140,015        123,988      259,888     218,529

Operating expenses:
   Salaries, wages and benefits                              28,908         28,662       57,050      50,443
   Aircraft fuel                                             17,588         19,139       31,349      35,791
   Maintenance, materials and repairs                        24,407         15,154       49,164      30,234
   Commissions                                               10,604         10,386       19,404      18,063
   Landing fees and other rents                               6,824          6,656       13,011      13,035
   Marketing and advertising                                  4,390          2,780       10,007       8,730
   Aircraft rent                                              1,305          1,872        2,646       3,780
   Depreciation                                               8,299          6,898       15,643      13,228
   Other operating                                           16,235         17,954       31,158      33,633
   Loss on disposal of equipment                                  -             66            -          45
                                                           --------       --------     --------    --------
    Total operating expenses                                118,560        109,567      229,432     206,982
                                                           --------       --------     --------    --------
Operating income                                             21,455         14,421       30,456      11,547
Interest (income) expense:
   Interest income                                             (503)          (906)        (925)     (1,904)
   Interest expense                                           5,938          6,303       11,902      12,751
                                                           --------       --------     --------    --------
Interest (income) expense, net                                5,435          5,397       10,977      10,847
                                                           --------       --------     --------    --------
Income before income taxes                                   16,020          9,024       19,479         700
Income tax expense                                            1,061            465        1,466          14
                                                           --------       --------     --------    --------
Net income                                                 $ 14,959       $  8,559     $ 18,013    $    686
                                                           ========       ========     ========    ========
Basic earnings per share                                   $   0.23       $   0.13     $   0.28    $   0.01
                                                           ========       ========     ========    ========
Diluted earnings per share                                 $   0.22       $   0.13     $   0.26    $   0.01
                                                           ========       ========     ========    ========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.

                          Consolidated Balance Sheets
                            (Dollars in thousands)



                                                                         June 30,    December 31,
Assets                                                                     1999          1998
------                                                                 -----------  ------------
Current assets:                                                         (Unaudited)    (Audited)
    Cash and cash equivalents                                           $ 38,613      $ 10,882
    Restricted cash                                                       24,580        13,459
    Accounts receivable, less allowance of $1,399 and $1,325 at
     June 30, 1999 and December 31, 1998, respectively                    20,748        12,084
    Inventory, less allowance for obsolescence of $6,396 and $4,259
     at June 30, 1999 and December 31, 1998, respectively                  9,962        11,486
    Prepaid expenses                                                       4,793         5,046
                                                                        --------     ---------
     Total current assets                                                 98,696        52,957

Property and equipment:
    Flight equipment                                                     323,666       306,026
     Less: Accumulated depreciation                                      (98,018)      (87,084)
                                                                        --------     ---------
                                                                         225,648       218,942
    Purchase deposits for flight equipment                                32,291        36,518

    Other property and equipment                                          23,641        23,491
     Less:  Accumulated depreciation                                     (12,120)      (10,542)
                                                                        --------      --------
                                                                          11,521        12,949
                                                                        --------      --------
                                                                         269,460       268,409

Other assets:
    Intangibles resulting from business acquisition                       40,928        42,727
    Debt issuance costs                                                    5,476         6,956
    Other assets                                                           4,878         5,357
                                                                        --------      --------
Total assets                                                            $419,438      $376,406
                                                                        ========      ========

See accompanying notes to consolidated financial statements.  (Continued)

                            AirTran Holdings, Inc.

                          Consolidated Balance Sheets
                            (Dollars in thousands)



                                                                       June 30,    December 31,
Liabilities and Stockholders' Equity                                     1999         1998
------------------------------------                                     ----         ----
Current liabilities:                                                  (Unaudited)   (Audited)
     Accounts payable                                                   $ 13,676    $ 13,252
     Accrued liabilities                                                  57,482      44,508
     Air traffic liability                                                32,763      17,022
     Current portion of long-term debt                                     8,209       8,929
                                                                        --------    --------
      Total current liabilities                                          112,130      83,711

Long-term debt, less current portion                                     233,455     237,065

Stockholders' equity:
     Preferred stock, $.01 par value per share, 5,000,000 shares
      authorized, no shares issued or outstanding                              -           -
     Common stock, $.001 par value per share, 1,000,000,000
      shares authorized, and 64,982,555 and 64,897,810 shares
      issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively                                         65          65
     Additional paid-in capital                                          147,067     146,857
     Accumulated deficit                                                 (73,279)    (91,292)
                                                                        --------    --------
Total stockholders' equity                                                73,853      55,630
                                                                        --------    --------
Total liabilities and stockholders' equity                              $419,438    $376,406
                                                                        ========    ========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)



                                                             For the six months ended
                                                                      June 30,
                                                             ------------------------
                                                                  1999       1998
                                                                  ----       ----
                                                                    (Unaudited)
Operating activities:
Net income                                                      $ 18,013   $    686
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                            17,452     13,954
         Provisions for uncollectible accounts                     2,882      2,584
         Loss from disposal of assets                                  -         45
   Changes in current operating assets and liabilities:
         Restricted cash                                         (11,121)      (703)
         Accounts receivable                                     (11,546)    (3,767)
         Other current assets                                       (844)       789
         Prepaid expenses and deposits                             2,103     (1,766)
         Accounts payable and accrued liabilities                 14,128    (14,903)
         Air traffic liability                                    15,737     10,162
                                                                --------   --------
Net cash flows provided by operating activities                   46,804      7,081

Investing activities:
   Purchases of property and equipment                           (19,858)   (36,066)
   Refund of aircraft purchase deposits                            4,227          -
   Proceeds from disposal of equipment                               678         70
                                                                --------   --------
Net cash flows used for investing activities                     (14,953)   (35,996)

Financing activities:
   Issuance of long-term debt                                          -      6,100
   Payments of long-term debt                                     (4,330)    (4,938)
   Proceeds from sale of common stock                                210        923
                                                                --------   --------
Net cash flows provided by (used for) financing activities        (4,120)     2,085
                                                                --------   --------
  Net increase (decrease) in cash and cash equivalents            27,731    (26,830)
Cash and cash equivalents at beginning of period                  10,882     86,025
                                                                --------   --------
Cash and cash equivalents at end of period                      $ 38,613   $ 59,195
                                                                ========   ========
Supplemental disclosures of cash flow activities:
   Cash paid for interest, net of amounts capitalized           $  9,780   $ 11,092
                                                                ========   ========
   Income taxes refunded                                        $      -   $  9,686
                                                                ========   ========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

A.   Basis of Presentation

In the opinion of management, the accompanying unaudited, consolidated interim financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements are read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.


B.   Reclassifications

Operating expense amounts in the 1998 financial statements have been reclassified to conform to the current presentation. This presentation complies with current industry standards.


C.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            For the three months ended  For the six months ended
                                                      June 30,                   June 30,
                                            --------------------------  ------------------------
                                                1999          1998          1999         1998
                                                ----          ----          ----         ----
Numerator:
Net income                                    $14,959       $ 8,559       $18,013     $   686
                                              =======       =======       =======     =======
Denominator:
Basic earnings per share -  weighted
  average shares                               64,957        64,540        64,936      64,479
Effect of dilutive stock options                3,608         3,930         3,211       3,601
                                              -------       -------       -------     -------
Diluted earnings per share -  weighted
  average shares and assumed conversions       68,565        68,470        68,147      68,080
                                              =======       =======       =======     =======
Basic earnings per share                      $  0.23       $  0.13       $  0.28     $  0.01
                                              =======       =======       =======     =======
Diluted earnings per share                    $  0.22       $  0.13       $  0.26     $  0.01
                                              =======       =======       =======     =======

D.   Maintenance Accruals

At December 31, 1997, the Company had accrued the estimated costs to reactivate certain aircraft. During the quarter ended June 30, 1998, the reactivation of these aircraft was completed and the costs associated therewith were finalized. The remaining maintenance accrual was therefore revised based on this additional information, and $3.0 million was reversed into income, increasing income for the quarter and six months ended June 30, 1998, by approximately $3.0 million or $0.04 per share on a diluted basis.

E.   Fuel Price Risk Management

The Company has entered into two fuel swap contracts to protect against increases in jet fuel prices. Under the fuel swap agreements, AirTran receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. The change in market value of such agreements has a high correlation to the price changes of the fuel being hedged. Gains or losses on the fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on the fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At June 30, 1999, the Company had a fuel hedging agreement with a broker-dealer on approximately 54 million gallons of fuel products, which represents approximately 80% of its expected fuel needs for the remaining six months of 1999. The Company also had a fuel hedging agreement with a broker-dealer on approximately 7.2 million gallons of fuel products, which represents 11% of its expected fuel needs for the first six months of 2000. The fair value of the Company's fuel hedging agreements at June 30, 1999, representing the amount the Company would receive upon termination of the agreements, totaled $7.7 million. A default by the broker-dealer to the swap agreements would expose the Company to potential fuel price risk on the remaining fuel purchases in that the Company would be required to purchase fuel at the current fuel price rather than at the swap agreement exchange rate.

F.   Income Taxes

The Company's effective tax rate was 6.6% and 5.2% for the second quarter of 1999 and 1998, respectively, and 7.5% and 2.0% for the six months ended June 30, 1999 and 1998, respectively. The 1999 rates result from the expected utilization of a portion of the Company's $141 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways NOL carryforwards to goodwill. The Company has not recognized any benefit from the use beyond 1999 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months and six months ended June 30, 1999 and 1998

The following is a table of selected operational statistics and financial data for the three months and six months ended June 30, 1999 and 1998:

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                    1999          1998            1999          1998
                                                    ----          ----            ----          ----
Revenue passengers                               1,763,275     1,504,175       3,262,861      2,628,830
Revenue passenger miles (1) (000)                  942,104       931,711       1,753,194      1,638,295
Available seat miles (2) (000)                   1,400,350     1,471,604       2,736,261      2,697,552
Passenger load factor (3)                             67.3%         63.3%           64.1%          60.7%
Break-even load factor (4)                            59.4%         58.5%           59.1%          60.5%
Average yield per revenue passenger mile (5)         14.43c        12.77c          14.31c         12.77c
Passenger revenue per available seat mile (6)         9.71c         8.09c           9.17c          7.76c
Operating cost per available seat mile (7)            8.47c         7.45c           8.38c          7.67c
Average stage length (miles)                           530           550             528            556
Average cost of aircraft fuel per gallon             49.69c        54.70c          45.97c         56.65c
Average daily utilization (hours) (8)                 9:19          9:20            9:07           8:53
Number of aircraft in fleet at end of period            49            51              49             51

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

Operating expenses per ASM:

                                   For the three months                 For the six months
                                       ended June 30,      %               ended June 30,     %
                                   --------------------                -------------------
                                    1999      1998       Change         1999       1998     Change
                                    ----      ----                      ----       ----
Operating expenses:
  Salaries, wages and benefits      2.07c     1.95c       6.2%         2.08c       1.87c       11.2%
  Aircraft fuel                     1.26      1.30       -3.1%         1.14        1.33       -14.3%
  Maintenance, materials
   and repairs                      1.74      1.03       68.9%         1.80        1.12        60.7%
  Commissions                       0.76      0.71        7.0%         0.71        0.67         6.0%
  Landing fees and other rents      0.49      0.45        8.9%         0.47        0.48        -2.1%
  Marketing and advertising         0.31      0.19       63.2%         0.37        0.32        15.6%
  Aircraft rent                     0.09      0.13      -30.8%         0.10        0.14       -28.6%
  Depreciation                      0.59      0.47       25.5%         0.57        0.49        16.3%
  Other operating                   1.16      1.22       -4.9%         1.14        1.25        -8.8%
                                    ----      ----                     ----        ----
   Total operating expenses         8.47c     7.45c      13.7%         8.38c       7.67c        9.3%
                                    ----      ----                     ----        ----

Quarter ended June 30, 1999 Compared to the Quarter ended June 30, 1998

Summary

AirTran recorded net income of $15.0 million for the three months ended June 30, 1999 compared to net income of $8.6 million for the three months ended June 30, 1998. AirTran's operating income increased $7.0 million, or 48.8%, for the three months ended June 30, 1999, from $14.4 million in 1998.

Operating Revenues

Passenger revenues increased by 14.2% or $16.9 million in the second quarter compared to last year. The growth in AirTran's passenger revenue stems from increasing traffic demand in both the business and leisure market segments. Business class loads were up significantly versus last year. Adjustments in pricing and inventory strategies also led to large gains in leisure traffic.

Yield (the average amount a passenger pays to fly one mile) increased by 13.0%, over the second quarter 1998, from 12.8 cents to 14.4 cents. AirTran's traffic, or revenue passenger miles (RPMs), increased 1.1% or 10.4 million on a 4.8% decline in capacity, or available seat mile (ASM). Second quarter 1999 saw strong demand, resulting in an increase in load factor to 67.3%. However, the Company continues to experience aggressive competition that could negatively impact future loads and yields.

Operating Expenses

Operating expenses increased $8.9 million or 8.2% compared to the second quarter of 1998. AirTran's operating cost per ASM increased 13.7% to 8.47 cents from
7.45 cents a year ago, primarily due to increased maintenance, materials and repair costs and a 4.8% decline in capacity (ASM's) over which to spread costs.

Salaries, wages and benefits remained relatively flat from second quarter 1998 to second quarter 1999.

Aircraft fuel decreased year over year by $1.6 million or 8.1% primarily due to a 9.2% decrease in the average fuel cost per gallon (including taxes and into-plane fees) partially offset by a 1.2% increase in fuel consumption.

The 61.1% or $9.3 million increase in maintenance stems from two additional check lines and increased costs related to engine overhauls. Also, second quarter 1998 included a $3.0 million reversal of previous maintenance accruals. At December 31, 1997, the Company had accrued the estimated costs to reactivate certain aircraft. During the quarter ended June 30, 1998, the reactivation of these aircraft was completed and the costs associated therewith were finalized. The remaining maintenance accrual was therefore revised based on this additional information.

Commissions paid to travel agents increased $0.2 million or 2.1% due to the increase in commissionable sales partially offset by a 20% rate reduction from 10% to 8%.

Landing fees and other rents remained relatively flat quarter over quarter.

Marketing and advertising expenses increased $1.6 million, or 57.9%, from second quarter 1998 to second quarter 1999 as a result of increased advertising expenses to promote the Company.

Aircraft rent decreased $.6 million from second quarter 1998 to second quarter 1999 due to the return of 2 leased B737 aircraft.

Depreciation expense increased 20.3% or $1.4 million primarily due to the acquisition of Stage 3 hush kits and certain aircraft modifications during the last half of 1998.

Other operating expenses decreased by $1.7 million primarily due to the decline of credit card chargebacks.


Non-operating Expenses

Interest expense, net, remained relatively flat from second quarter 1998 to second quarter 1999 as interest income declined approximately $.4 million as a result of lower cash balances and interest expense declined approximately $.4 million due to a 1.8% lower amount of debt outstanding.

The Company's effective tax rate was 6.6% and 5.2% for the second quarter of 1999 and 1998, respectively. The 1999 rate results from the expected utilization of a portion of the Company's $141 million net operating loss ("NOL") carryforwards offset in part by the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards. The Company has not recognized any benefit from the use beyond 1999 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.


Six Months ended June 30, 1999 Compared to the Six Months ended June 30, 1998

Summary

AirTran recorded net income of $18.0 million for the six months ended June 30, 1999 compared to net income of $0.7 million for the six months ended June 30, 1998. AirTran's operating income increased $18.9 million to $30.4 million for the six months ended June 30, 1999, from $11.5 million in 1998.

Operating Revenues

Passenger revenues increased by 19.9% or $41.7 million primarily due to increasing traffic demand in both the business and leisure market segments. Business class loads were up significantly versus last year. Adjustments in pricing and inventory strategies also led to large gains in leisure traffic.

AirTran increased its yield (the average amount a passenger pays to fly one mile) by 12.1% to 14.3 cents over the first six months of 1998. AirTran's traffic, or revenue passenger miles (RPMs), increased 115.0 million or 7.0% on a relatively small capacity increase, or available seat mile (ASM), of 1.4% or
38.7 million. Demand has outpaced capacity, which has resulted in fuller airplanes. AirTran's load factor has increased 3.4 points, from 60.7% to 64.1% for the six months ended June 30, 1998 and 1999, respectively. However, the Company is currently experiencing aggressive competition that could negatively impact future loads and yields.


Operating Expenses

Operating expenses increased $22.5 million or 10.8% compared to the six months ended June 30, 1998. AirTran's operating cost per ASM increased 9.3% to 8.38 cents from 7.67 cents a year ago primarily due to increased maintenance, materials and repair expense.

Salaries, wages and benefits increased $6.6 million or 13.1% due primarily to contractual labor rate and seniority increases negotiated in 1998 between the Company and its three major union represented labor groups.

Aircraft fuel decreased year over year by $4.4 million or 12.4% primarily due to an 18.9% decrease in the average fuel cost per gallon (including taxes and into-plane fees) partially offset by a 7.9% increase in fuel consumption.

The 62.6% or $18.9 million increase in maintenance stems from 11 additional check lines and increased costs related to engine overhauls. Also, the second quarter 1998 included a $3.0 million reversal of maintenance accruals.

Commissions paid to travel agents remained relatively flat year over year. The increase in commissionable sales was offset by a rate reduction from 10% to 8% during the second quarter of 1998.

Landing fees and other rents remained flat over the first six months of 1999 compared to the first six months of 1998.

Marketing and advertising expenses increased 14.6%, or $1.3 million, from the first six months of 1998 to the first six months of 1999 as a result of increased advertising expenses in second quarter 1999. Passenger revenue, however, has increased 19.9% from the first six months of 1998 to the first six months of 1999.

Aircraft rent decreased $1.1 million from the first six months of 1998 to the first six months of 1999 due to the return of 2 leased B737 aircraft.

Depreciation expense increased 18.3% or $2.4 million primarily due to the acquisition of Stage 3 hush kits and certain aircraft modifications during the last half of 1998.

Other operating expenses decreased by 7.4% primarily due to decreased credit card chargebacks.


Non-operating Expenses

Interest expense, net, remained relatively flat from the first six months of 1998 to the first six months of 1999 as interest income declined approximately $1.0 million as a result of lower cash balances and interest expense declined approximately $.8 million due to lower amounts of debt outstanding.


The Company's effective tax rate was 7.5% and 2.0% for the six months ended June 30, 1999 and 1998, respectively. The 1999 rate results from the expected utilization of a portion of the Company's $141 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards to goodwill. The Company has not recognized any benefit from the use beyond 1999 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.


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

The Company currently has a team dedicated to testing all of the Company's potential Year 2000 issues. The testing phase provides a "laboratory-type" environment for troubleshooting potential problems and situations once the Year 2000 transition begins. While the Company has received assurances from its significant vendors for their systems, there is no assurance, that collectively, the systems will operate simultaneously importing and exporting data to each other. The testing phase will be the most critical in that all possible worst-case scenarios will be addressed and procedures for handling these scenarios as they arise must be developed and tested. The Company expects to begin the testing phase in late July and be complete by September 15, 1999. The Company expects to implement the Year 2000 program by October 15, 1999.

In the event that the Company does not complete any testing of the Year 2000 program or outside vendors and third parties are not Year 2000 compliant by December 31, 1999, the most reasonable worst case scenario would be a reduction or suspension of operations, which could have a material impact on the Company's business and consolidated financial statements. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company is currently developing and documenting its contingency plans within all major departments based on a worst case scenario in order to further mitigate the Year 2000 risk. Specific examples would include:

 . Agreements are being negotiated with major software vendors for the availability of on-site technical support for the reservation system and the operational systems.

 . Procedures to perform database backups, hard copy printouts and data retention recovery are being established for critical business data.

 . Seeking Y2K compliant alternative vendors and suppliers for aircraft parts and other major safety related services.

Costs associated with the Year 2000 program (excluding costs relating to capital improvements to IT systems that are not directly related to remediating Year 2000 problems in such systems) are being expensed as incurred. Funding for the program is being provided through the Company's operating cash flows. As of August 4, 1999, the Company has spent approximately $419,500 ($389,500 in 1999) in connection with the Year 2000 program and expects to spend an additional $183,000 to complete the program. The cost of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, due primarily to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.


Liquidity and Capital Resources

The Company relies primarily on its operating cash flows to provide working capital. The Company has no lines of credit or other facilities. As of June 30, 1999, the Company had cash and cash equivalents of $38.6 million compared to $10.9 million at December 31, 1998 and a working capital deficit of $13.4 million compared to a working capital deficit of $30.8 million at December 31, 1998. The Company generally must satisfy all of its working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of the Company's assets have been pledged to secure various issues of outstanding indebtedness of the Company. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom. Based on the favorable economic conditions of the US airline industry, the Company expects to be able to generate positive working capital through its operations; however, management cannot predict whether the current favorable economic trends and conditions will continue, or the effects of competition or other factors beyond the Company's control.

As of June 30, 1999, cash and cash equivalents increased from December 31, 1998 by $27.7 million or 254.8%. Operating activities generated $46.8 million in cash. Investing activities used cash of $15.0 million primarily related to the acquisition of hush kits. Financing activities used cash of $4.1 million for scheduled long-term debt payments.


As of June 30, 1999, the Company's operating fleet consisted of 40 McDonnell Douglas DC9-30 aircraft and nine Boeing 737-200 aircraft. The Company currently leases one DC9-30 aircraft to another carrier.

The Company has contracted with Boeing for the purchase of 50 Boeing 717-200 aircraft for delivery from 1999 to 2002. During the third quarter of 1998, the Company reached an agreement with Boeing to defer the remaining progress payments until the first delivery, which is expected in September 1999.
Progress payments will resume in September 1999 and the Company expects to pay $11.9 million in progress payments through December 1999. There can be no assurance that cash provided by operations will be sufficient to meet the progress payments for the Boeing 717-200s. If the Company exercises its option to acquire up to an additional 50 Boeing 717-200 aircraft, additional payments could be required beginning in 2001. The Company expects to finance at least 80% of the cost of each of these aircraft. Although Boeing has agreed to provide support with respect to the financing of aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the support to be provided by Boeing, aircraft related debt financing should be available when needed. However, there is no assurance that the Company will be able to obtain sufficient financing on attractive terms, if at all. If it is unable to secure acceptable financing, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

The Company's compliance with Stage 3 noise requirements will require additional capital expenditures over the remaining six months. As of June 30, 1999, 36 of the Company's aircraft were Stage 3 compliant. By December 31, 1999, full compliance is required. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft or disposing of Stage 2 aircraft and acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $7.5 million in total for three aircraft to be hushed in 1999 and an additional $12.5 million if the Company elects to bring five additional aircraft into compliance with the Stage 3 noise requirements. The Company plans to make the payments on these hush kits out of its working capital.


As of June 30, 1999, the Company's debt related to asset financing totaled $91.7 million, with respect to which the Company's aircraft and certain other equipment are pledged as security. Included in such amount is $80.0 million of the Company's 10 1/2% Senior Secured Notes due 2001 under which interest is payable semi-annually. In addition, the Company has $150.0 million of 10 1/4% Senior Notes outstanding. The principal balance of the Senior Notes is due in April 2001 and interest is payable semi-annually. All of the Company's debt has final maturities ranging from 1999 to 2003 with scheduled debt payments as follows: 1999--$4.6 million, 2000--$5.6 million, 2001--$230.7 million, 2002--
$0.5 million and 2003--$0.2 million.


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

Due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that AirTran would be able to pass on increased fuel prices to its customers by increasing fares.

New Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for periods beginning after June 15, 2000. The Company is currently evaluating SFAS No. 133; however, based on the current market conditions, SFAS No. 133 is not expected to have a material impact on the Company's financial condition.


Forward-Looking Statements

The statements that are contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "expects", "intends", "believes", "will" or the negative thereof or other variations thereon or comparable terminology.

Management wishes to caution the reader that the forward-looking statements contained in this Report are only estimates or predictions and are not historical facts. Such statements include, but are not limited to: the Company's ability to maintain profitability and to generate working capital from operations; the impact of proposed legislation, the Company's ability to become Year 2000 compliant and the timing and cost thereof; the Company's ability to finance the acquisition of aircraft and hush kits; the adequacy of the Company's insurance coverage; and the results of pending litigation or investigations. No assurance can be given that future results will be achieved and actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, consumer demand and acceptance of services offered by the Company, the Company's ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, ability of other parties on which the Company relies to become Year 2000 compliant, regulatory matters, general economic conditions, commodity prices, changing business strategy and results of litigation. Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained in the Form 10-K for the year ended December 31, 1998.

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

Numerous lawsuits have been filed against the Company seeking damages attributable to the deaths of those on Flight 592. Approximately 100 such lawsuits have been filed against the Company. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases are proceeding in state courts in Florida, Georgia and Texas. The Company's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and the Company and has settled and paid approximately 90 claims and is pursuing settlements in the balance of the claims. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability that may finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. In the remaining lawsuits, SabreTech has been named as a co-defendant as a result of the role that it played in the accident. The Company maintains a $750 million policy of liability insurance per occurrence. The Company believes that the coverage will be sufficient to cover all claims arising from the accident. However, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor that all damages awarded will be covered by insurance.

In November 1997, the Company filed a suit in the Circuit Court of St. Louis County, Missouri against SabreTech and its parent corporation (Sabreliner Corporation), seeking to hold SabreTech responsible for the accident involving Flight 592. SabreTech is the maintenance contractor who delivered oxygen generators without safety caps and in a mislabeled box for shipment aboard Flight 592. The oxygen generators are believed to have caused or contributed to the fire that resulted in the accident. The complaint seeks damages that the Company suffered as a result of the accident. This suit is scheduled for trial September 7, 1999.

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



                                AIRTRAN HOLDINGS, INC.



Date: August 9, 1999            /s/  Joseph B. Leonard
                                ------------------------------------
                                Joseph B. Leonard
                                Chairman and Chief Executive Officer


Date: August 9, 1999            /s/ David W. Lancelot
                                ------------------------------------
                                David W. Lancelot
                                Vice President and Controller
                                (Chief Accounting Officer)