Form 10-Q
period 1999-09-30
AIRTRAN HOLDINGS INC
filed 1999-11-15
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

[ ] Transition Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
     ______________



Commission File No:  0-26914

                            AirTran Holdings, Inc.
     ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Nevada                             58-2189551
     -------------------------------    -----------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                9955 AirTran Boulevard, Orlando, Florida  32827
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip code)

                                (407) 251-5600
                                --------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 18, 1999, there were 65,171,876 shares of Common Stock of the Registrant outstanding.

                            AIRTRAN HOLDINGS, INC.

                                     INDEX



PART I  -  FINANCIAL INFORMATION



Item 1.    Financial Statements

           Consolidated Statements of Operations - Three months ended September 30, 1999 and 1998; Nine months ended September 30, 1999 and 1998

           Consolidated Balance Sheets - September 30, 1999 and December 31,
           1998

           Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998

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


PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------

                            AirTran Holdings, Inc.
                     Consolidated Statements of Operations
                 (Dollars in thousands except per share data)

                                                           For the three months ended        For the nine months ended
                                                                  September 30,                     September 30,
                                                        ---------------------------------   ------------------------------
                                                               1999             1998              1999           1998
                                                        ----------------  ---------------   --------------- --------------
                                                                   (Unaudited)                         (Unaudited)
Operating revenues:
        Passenger                                              $ 119,676        $ 110,575         $ 370,636      $ 319,856
        Cargo                                                        933              740             2,899          2,302
        Other                                                     22,874            3,745            29,836         11,431
                                                               ---------        ---------         ---------      ---------
          Total operating revenues                               143,483          115,060           403,371        333,589

Operating expenses:
        Salaries, wages and benefits                              30,358           30,666            87,408         81,108
        Aircraft fuel                                             18,888           19,321            50,237         55,112
        Maintenance, materials and repairs                        20,114           21,920            69,278         52,154
        Commissions                                                9,191            8,221            28,595         26,284
        Landing fees and other rents                               6,531            7,521            19,542         20,556
        Marketing and advertising                                  3,113            3,575            13,120         12,305
        Aircraft rent                                              1,262            1,921             3,908          5,701
        Depreciation                                               8,790            7,109            24,433         20,337
        Other operating                                           15,666           19,809            46,824         53,443
        Loss on disposal of equipment                               --                316              --              361
                                                               ---------        ---------         ---------      ---------
          Total operating expenses                               113,913          120,379           343,345        327,361
                                                               ---------        ---------         ---------      ---------
Operating income (loss)                                           29,570           (5,319)           60,026          6,228
Interest (income) expense:
        Interest income                                             (763)            (779)           (1,688)        (2,683)
        Interest expense                                           6,218            6,367            18,120         19,118
                                                               ---------        ---------         ---------      ---------
Interest (income) expense, net                                     5,455            5,588            16,432         16,435
                                                               ---------        ---------         ---------      ---------

Income (loss) before income taxes                                 24,115          (10,907)           43,594        (10,207)
Income tax expense (benefit)                                         948              (14)            2,414           --
                                                               ---------        ---------         ---------      ---------
Net income (loss)                                              $  23,167        $ (10,893)        $  41,180      $ (10,207)
                                                               =========        =========         =========      =========
Basic earnings (loss) per share                                $    0.36        $   (0.17)        $    0.63      $   (0.16)
                                                               =========        =========         =========      =========
Diluted earnings (loss) per share                              $    0.34        $   (0.17)        $    0.60      $   (0.16)
                                                               =========        =========         =========      =========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                         September 30,      December 31,
Assets                                                                       1999               1998
------                                                                   -------------      ------------
Current assets:                                                            (Unaudited)        (Audited)
     Cash and cash equivalents                                             $  29,769         $  10,882
     Restricted cash                                                          25,414            13,459
     Accounts receivable, less allowance of $1,570 and $1,325 at
        September 30, 1999 and December 31, 1998, respectively                45,664            12,084
     Inventory, less allowance for obsolescence of $6,827 and $4,259
        at September 30, 1999 and December 31, 1998, respectively             11,800            11,486
     Prepaid expenses                                                          4,974             5,046
                                                                           ---------         ---------
          Total current assets                                               117,621            52,957

Property and equipment:
     Flight equipment                                                        368,445           306,026
          Less: Accumulated depreciation                                    (103,874)          (87,084)
                                                                           ---------         ---------
                                                                             264,571           218,942

     Purchase deposits for flight equipment                                   28,201            36,518

     Other property and equipment                                             24,185            23,491
          Less:  Accumulated depreciation                                    (12,772)          (10,542)
                                                                           ---------         ---------
                                                                              11,413            12,949
                                                                           ---------         ---------
                                                                             304,185           268,409

Other assets:
     Intangibles resulting from business acquisition                          40,084            42,727
     Debt issuance costs                                                       4,735             6,956
     Other assets                                                              4,899             5,357
                                                                           ---------         ---------
Total assets                                                               $ 471,524         $ 376,406
                                                                           =========         =========

See accompanying notes to consolidated financial statements.                         (Continued)


                            AirTran Holdings, Inc.
                          Consolidated Balance Sheets
                            (Dollars in thousands)



                                                                                              September 30,    December 31,
Liabilities and Stockholders' Equity                                                              1999             1998
------------------------------------                                                         --------------- ----------------
Current liabilities:                                                                            (Unaudited)     (Audited)
      Accounts payable                                                                          $  10,759       $  13,252
      Accrued liabilities                                                                          55,114          44,508
      Air traffic liability                                                                        34,425          17,022
      Current portion of long-term debt                                                             7,079           8,929
                                                                                                ---------       ---------
           Total current liabilities                                                              107,377          83,711

Long-term debt, less current portion                                                              266,162         237,065

Stockholders' equity:
      Preferred stock, $.01 par value per share, 5,000,000 shares
           authorized, no shares issued or outstanding                                               --              --
      Common stock, $.001 par value per share, 1,000,000,000
           shares authorized, and 65,165,567 and 64,897,810 shares
           issued and outstanding at September 30, 1999 and
           December 31, 1998, respectively                                                             65              65
      Additional paid-in capital                                                                  148,032         146,857
      Accumulated deficit                                                                         (50,112)        (91,292)
                                                                                                ---------       ---------
Total stockholders' equity                                                                         97,985          55,630
                                                                                                ---------       ---------

Total liabilities and stockholders' equity                                                      $ 471,524       $ 376,406
                                                                                                =========       =========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                     Consolidated Statements of Cash Flows
                            (Dollars in thousands)

                                                                                              For the nine months ended
                                                                                                    September 30,
                                                                                             -----------------------------
                                                                                                  1999           1998
                                                                                             -------------  --------------
                                                                                                     (Unaudited)
Operating activities:
Net income (loss)                                                                                $ 41,180       $ (10,207)
       Adjustments to reconcile net income (loss) to net cash
            provided by operating activities:
                Depreciation and amortization                                                      26,979          21,174
                Provisions for uncollectible accounts                                               3,501           4,906
                Loss from disposal of assets                                                          --              361
                Changes in current operating assets and liabilities:
                   Restricted cash                                                                (11,955)         (2,232)
                   Accounts receivable                                                            (37,081)         (8,220)
                   Other current assets                                                            (3,225)            258
                   Prepaid expenses and deposits                                                    2,232          (1,535)
                   Accounts payable and accrued liabilities                                         9,318          (8,867)
                   Air traffic liability                                                           17,399           8,761
                                                                                                 --------       ---------
Net cash flows provided by operating activities                                                    48,348           4,399

Investing activities:
       Purchases of property and equipment                                                        (62,788)        (56,328)
       Refund of aircraft purchase deposits                                                         4,227             --
       Proceeds from disposal of equipment                                                            678             155
                                                                                                 --------       ---------
Net cash flows used for investing activities                                                      (57,883)        (56,173)

Financing activities:
       Issuance of long-term debt                                                                  33,729           6,100
       Payments of long-term debt                                                                  (6,482)         (7,713)
       Proceeds from sale of common stock                                                           1,175           1,878
                                                                                                 --------       ---------
Net cash flows provided by financing activities                                                    28,422             265
                                                                                                 --------       ---------

     Net increase (decrease) in cash and cash equivalents                                          18,887         (51,509)
Cash and cash equivalents at beginning of period                                                   10,882          86,025
                                                                                                 --------       ---------
Cash and cash equivalents at end of period                                                       $ 29,769       $  34,516
                                                                                                 ========       =========

Supplemental disclosures of cash flow activities:
       Cash paid for interest, net of amounts capitalized                                        $  8,783       $  10,360
                                                                                                 ========       =========
       Income taxes refunded                                                                     $    --        $   9,686
                                                                                                 ========       =========
See accompanying notes to consolidated financial statements.


                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


A. Basis of Presentation

In the opinion of management, the accompanying unaudited, consolidated interim financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements are read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

B. Reclassifications

Operating expense amounts in the 1998 financial statements have been reclassified to conform to the current presentation. This presentation complies with current industry standards.

C. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        For the three months ended       For the nine months ended
                                                               September 30,                   September 30,
                                                      -------------------------------- ------------------------------
                                                           1999             1998            1999            1998
                                                      --------------- ---------------- -------------- ---------------
Numerator:
Net income (loss)                                        $ 23,167         $ (10,893)       $ 41,180       $(10,207)
                                                         ========         =========        ========       ========
Denominator:
Basic earnings per share - weighted
    average shares                                         65,123            64,688          64,998         64,550
Effect of dilutive stock options                            4,016              --             3,479           --
                                                         --------         ---------        --------       --------
Diluted earnings per share - weighted
    average shares and assumed conversions                 69,139            64,688          68,477         64,550
                                                         ========         =========        ========       ========
Basic earnings (loss) per share                          $   0.36         $   (0.17)       $   0.63       $  (0.16)
                                                         ========         =========        ========       ========
Diluted earnings (loss) per share                        $   0.34         $   (0.17)       $   0.60       $  (0.16)
                                                         ========         =========        ========       ========

D. Maintenance Accruals

At December 31, 1997, the Company had accrued the estimated costs to reactivate certain aircraft. During the quarter ended June 30, 1998, the reactivation of these aircraft was completed and the costs associated therewith were finalized. The remaining maintenance accrual was therefore revised based on this additional information, and $3.0 million was reversed into income, increasing income for the nine months ended September 30, 1998, by approximately $3.0 million or $0.05 per share on a diluted basis.

E. Fuel Price Risk Management

The Company has entered into two fuel swap contracts to protect against increases in jet fuel prices. Under the fuel swap agreements, AirTran receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. The change in market value of such agreements has a high correlation to the price changes of the fuel being hedged. Gains or losses on the fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on the fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At September 30, 1999, the Company had a fuel hedging agreement with a broker-dealer on approximately 34.2 million gallons of fuel products, which represents approximately 80% of its expected fuel needs for the remaining three months of 1999. The Company also had a fuel hedging agreement with a broker-dealer on approximately 7.2 million gallons of fuel products, which represents 11% of its expected fuel needs for the first six months of 2000. The fair value of the Company's fuel hedging agreements at September 30, 1999, representing the amount the Company would receive upon termination of the agreements, totaled $7.8 million. A default by the broker-dealer to the swap agreements would expose the Company to potential fuel price risk on the remaining fuel purchases in that the Company would be required to purchase fuel at the current fuel price rather than at the swap agreement exchange rate.

F. Income Taxes

The Company's effective tax rate was 3.9% for the third quarter of 1999 and 5.5% for the nine months ended September 30, 1999. The 1999 rates result from the expected utilization of a portion of the Company's $141 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways NOL carryforwards to goodwill. The Company has not recognized any benefit from the use beyond 1999 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

G. Sabretech - Other Matters

On September 23, 1999, the Company settled its lawsuit against a third party maintenance provider and its parent. The net proceeds from the settlement are included in other revenue in the three months ended September 30, 1999 consolidated statement of operations.

H. Subsequent Events

During the third quarter of 1999, the Company incurred $33.7 million of short-term debt in connection with the purchase of new aircraft. Such debt was due on December 23, 1999. With the issuance of $178.8 million of 10.63% enhanced equipment trust certificates (EETC's) on November 3, 1999, due in installments from 2000 to 2017, the short-term debt was paid off. Because the Company has refinanced the short-term debt on a long-term basis, such debt is classified as a long-term liability in the September 30, 1999 balance sheet

On November 5, 1999, the Company announced its decision to accelerate the retirement of its DC9-30 fleet to accommodate the introduction of its Boeing 717 fleet. The accelerated retirement allows for a more moderate capacity growth and will result in a non-cash pretax fleet disposition charge between $140.0 and $150.0 million during the fourth quarter of 1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations

For the three months and nine months ended September 30, 1999 and 1998

The following is a table of selected operational statistics and financial data for the three months and nine months ended September 30, 1999 and 1998:

                                                             Three Months Ended                    Nine Months Ended
                                                                 September 30,                        September 30,
                                                           1999              1998                 1999             1998
                                                      ---------------    --------------      ---------------    -------------
Revenue passengers                                    1,598,238            1,416,865            4,861,099        4,045,695
Revenue passenger miles (1) (000)                       864,947              842,698            2,618,141        2,480,993
Available seat miles (2) (000)                        1,350,183            1,407,496            4,086,444        4,105,048
Passenger load factor (3)                                  64.1 %               59.9 %               64.1 %           60.4 %
Break-even load factor (4)                                 61.7 %               65.8 %               59.9 %           62.4 %
Average yield per revenue passenger mile (5)              13.84(cent)          13.12(cent)          14.16(cent)      12.89(cent)
Passenger revenue per available seat mile (6)              8.86(cent)           7.86(cent)           9.07(cent)       7.79(cent)
Operating cost per available seat mile (7)                 8.44(cent)           8.55(cent)           8.40(cent)       7.97(cent)
Average stage length (miles)                                529                  534                  529              540
Average cost of aircraft fuel per gallon                  54.92(cent)          55.46(cent)          48.97(cent)      56.23(cent)
Average daily utilization (hours) (8)                      9:18                 8:42                 9:06             8:48
Number of aircraft in fleet at end of period                 48                   51                   48               51




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

Operating expenses per ASM:


                                              For the three months                     For the nine months
                                               ended September 30,         %           ended September 30,         %
                                           -------------------------               -------------------------
                                              1999          1998         Change        1999          1998        Change
                                           ------------  -----------   ----------  -----------   -----------   ----------
Operating expenses:
     Salaries, wages and benefits             2.25(cent)   2.18(cent)      3.2%        2.14(cent)   1.98(cent)     8.1%
     Aircraft fuel                            1.40         1.37            2.2%        1.23         1.34          -8.2%
     Maintenance, materials
        and repairs                           1.49         1.56           -4.5%        1.70         1.27          33.9%
     Commissions                              0.68         0.58           17.2%        0.70         0.64           9.4%
     Landing fees and other rents             0.48         0.53           -9.4%        0.48         0.50          -4.0%
     Marketing and advertising                0.23         0.25           -8.0%        0.32         0.29          10.3%
     Aircraft rent                            0.10         0.14          -28.6%        0.09         0.14         -35.7%
     Depreciation                             0.65         0.51           27.5%        0.60         0.50          20.0%
     Other operating                          1.16         1.41          -17.7%        1.14         1.30         -12.3%
     Loss on disposal of equipment              --         0.02             --           --         0.01            --
                                              ----         ----                        ----         ----
       Total operating expenses               8.44(cent)   8.55(cent)     -1.4%        8.40(cent)   7.97(cent)     5.4%
                                              ----         ----                        ----         ----

Quarter ended September 30, 1999 compared to the quarter ended September 30,
1998

Summary

AirTran recorded net income of $23.2 million for the three months ended September 30, 1999 compared to a net loss of $10.9 million for the three months ended September 30, 1998. AirTran's operating income increased $34.9 million for the three months ended September 30, 1999, from operating loss of $5.3 million in 1998 to operating income of $29.6 for the three months ended September 30, 1999. Exclusive of the effect of the settlement of the SabreTech suit, AirTran recorded net income of $ 3.9 million or 6 cents per diluted share during the third quarter of 1999.

Operating Revenues

Passenger revenues increased by 8.2% or $9.1 million in the third quarter compared to third quarter 1998. The growth in AirTran's passenger revenue stems from increasing traffic demand in both the business and leisure market segments. Business class loads were up significantly versus last year. Adjustments in pricing and inventory strategies also led to gains in leisure traffic.

Other revenue increased 510.8%, or $19.1 million, in the third quarter compared to last year due to the net proceeds from the settlement of the suit filed by AirTran against SabreTech and its parent corporation, Sabreliner Corporation.

Yield (the average amount a passenger pays to fly one mile) increased by 5.5%, over the third quarter 1998, from 13.1 cents to 13.8 cents. AirTran's traffic, or revenue passenger miles (RPMs), increased 2.6% or 22.2 million despite a 4.1% decline in capacity, or available seat mile (ASM). Third quarter 1999 demand increased, resulting in an increase in load factor to 64.1%. However, the Company continues to experience aggressive competition that could negatively impact future loads and yields.


Operating Expenses

Operating expenses decreased $6.5 million or 5.4% compared to the third quarter of 1998. AirTran's operating cost per ASM decreased 1.3% to 8.44 cents from 8.55 cents a year ago. Salaries, wages and benefits remained relatively flat from third quarter 1998 to third quarter 1999. Aircraft fuel expense decreased year over year by $0.4 million or 2.2% due to a 1.0% decrease in the average fuel cost per gallon (including taxes and into-plane fees) mixed with a 1.3% decrease in fuel consumption. The 8.24% or $1.8 million decrease in maintenance expense stems from five less check lines offset by three additional engine overhauls. Commissions paid to travel agents increased $1.0 million or 11.8% due to a 15% increase in commissionable sales. Landing fees and other rents decreased $1.0 million compared to the third quarter 1998 due to decreased capacity. Marketing and advertising expenses decreased slightly from third quarter 1998 to third quarter 1999. Aircraft rent decreased $.7 million from third quarter 1998 to third quarter 1999 due to the return of 3 leased B737 aircraft. Depreciation expense increased 23.7% or $1.7 million primarily due to the acquisition of Stage 3 hush kits and certain aircraft modifications during the last three months of 1998 and first nine months of 1999. Other operating expenses decreased by $4.1 million primarily due to the decline of credit card chargebacks and communications costs.

Non-operating Expenses

Interest expense, net, remained relatively flat from third quarter 1998 to third quarter 1999.

The Company's effective tax rate was 3.9% for the third quarter of 1999. The 1999 rate results from the expected utilization of a portion of the Company's $141 million net operating loss ("NOL") carryforwards offset in part by the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards. The Company has not recognized any benefit from the use beyond 1999 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

Summary

AirTran recorded net income of $41.2 million for the nine months ended September 30, 1999 compared to a net loss of $10.2 million for the nine months ended September 30, 1998. AirTran's operating income increased $53.8 million to $60.0 million for the nine months ended September 30, 1999, from $6.2 million in 1998. Exclusive of the effect of the settlement of the SabreTech suit, AirTran recorded net income of $21.9 million or 32 cents per diluted share during the nine months ended September 30, 1999.

Operating Revenues

Passenger revenues increased by 15.9% or $50.8 million primarily due to increasing traffic demand in both the business and leisure market segments. Business class loads were up significantly versus last year. Adjustments in pricing and inventory strategies also led to gains in leisure traffic.

Other revenue increased 161.0%, or $18.4 million over the first nine months of 1998. Included in other revenue are the proceeds from settlement of the suit filed by AirTran against SabreTech and its parent corporation, Sabreliner Corporation.

AirTran increased its yield (the average amount a passenger pays to fly one mile) by 9.8%, to 14.2 cents, during the first nine months of 1999, compared to the first nine months of 1998. AirTran's traffic, or revenue passenger miles
(RPMs), increased 137 million or 5.5% despite a small capacity decrease of 0.5%. Demand has outpaced capacity, which has resulted in fuller airplanes. AirTran's load factor has increased 3.7 points, from 60.4% to 64.1% for the nine months ended September 30, 1998 and 1999, respectively. However, the Company is currently experiencing aggressive competition that could negatively impact future loads and yields.

Operating Expenses

Operating expenses increased $16.0 million or 4.9% compared to the nine months ended September 30, 1998. During the period, AirTran's operating cost per ASM increased 5.4% to 8.40 cents from 7.97 cents a year ago. Salaries, wages and benefits increased $6.3 million or 7.8% due primarily to contractual labor rate and seniority increases negotiated in 1998 between the Company and its three major union represented labor groups. Aircraft fuel expense decreased year over year by $4.9 million or 8.9% primarily due to a 13.0% decrease in the average fuel cost per gallon (including taxes and into-plane fees), offset by a 4.7% increase in fuel consumption. The 32.8% or $17.1 million increase in maintenance stems from 6 additional check lines and increased costs and volume related to engine overhauls. Also, the nine months ended September 30, 1998 included a $3.0 million reversal of maintenance accruals. Commissions paid to travel agents increased $2.3 million, or 8.8%, year over year primarily due to a year over year increase in commissionable sales. The increase in commissionable sales was offset by a rate reduction from 10% to 8% during the second quarter of

1998. Landing fees and other rents decreased by $1.0 million, or 4.9%, during the first nine months of 1999 compared to the first nine months of 1998 due to decreased capacity. Marketing and advertising expenses increased 6.6%, or $0.8 million, from the first nine months of 1998 to the first nine months of 1999 as a result of increased advertising expenses in second quarter 1999. Aircraft rent decreased $1.8 million from the first nine months of 1998 to the first nine months of 1999 due to the return of 3 leased B737 aircraft. Depreciation expense increased 20.1% or $4.1 million primarily due to the acquisition of Stage 3 hush kits and certain aircraft modifications during the last three months of 1998 and first nine months of 1999. Other operating expenses decreased by 12.4% primarily due to decreased credit card chargebacks and communication charges.

Non-operating Expenses

Interest expense, net, remained relatively flat from the first nine months of 1998 to the first nine months of 1999.

The Company's effective tax rate was 5.5% for the nine months ended September 30, 1999. The 1999 rate results from the expected utilization of a portion of the Company's $141 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards to goodwill. The Company has not recognized any benefit from the use beyond 1999 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

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

The Company's internal computer software and computerized operating systems were developed in conjunction with the commencement of the Company's business in 1993. The Company has implemented a Year 2000 compliance program to ensure that the Company's computer systems and applications will perform properly beyond 1999. In addition to the internal review, the Company has received assurances from its significant technology vendors and key business partners that their systems and applications are Year 2000 compliant.

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

The Company currently has a team dedicated to testing all of the Company's potential Year 2000 issues. The testing phase provides a "laboratory-type" environment for troubleshooting potential problems and situations once the Year 2000 transition begins. While the Company has received assurances from its significant vendors for their systems, there is no assurance, that collectively, the systems will operate simultaneously importing and exporting data to each other. The testing phase has been the most critical in that all possible worst-case scenarios will be addressed and procedures for handling these scenarios as they arise have been developed. The Company completed both of these phases as of November 15, 1999.

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

The Company is currently developing and documenting its contingency plans within all major departments based on a worst case scenario in order to further mitigate the Year 2000 risk. Specific examples include:

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

Costs associated with the Year 2000 program (excluding costs relating to capital improvements to IT systems that are not directly related to remediating Year 2000 problems in such systems) are being expensed as incurred. Funding for the program is being provided through the Company's operating cash flows. As of October 31, 1999, the Company has spent approximately $737,100 ($707,000 in
1999) in connection with the Year 2000 program and expects to spend an additional $72,000 to complete the program. The cost of the Company's Year 2000 project and the date on which the Company believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, due primarily to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Liquidity and Capital Resources

The Company relies primarily on its operating cash flows to provide working capital. The Company has no lines of credit or other facilities. As of September 30, 1999, the Company had cash and cash equivalents of $29.8 million compared to $10.9 million at December 31, 1998 and working capital of $10.2 million compared to a working capital deficit of $30.8 million at December 31, 1998. The Company generally must satisfy all of its working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of the Company's assets have been pledged to secure various issues of outstanding indebtedness of the Company. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that the Company's access to capital is constrained, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and the Company may therefore be unable to achieve the full benefits expected therefrom. Based on the favorable economic conditions of the US airline industry, the Company expects to be able to generate positive working capital through its operations; however, management cannot predict whether the current favorable economic trends and conditions will continue, or the effects of competition or other factors beyond the Company's control.

As of September 30, 1999, cash and cash equivalents increased from December 31, 1998 by $18.9 million or 173.6%. Operating activities generated $48.3 million in cash. Investing activities used cash of $57.9 million primarily related to the acquisition of two Boeing 717-200 aircraft and several McDonnell Douglas DC9-30 hush kits. Financing activities generated cash of $28.4 million in connection with issuance of debt for the acquisition of two B717-200 aircraft offset by long term debt payments.

As of September 30, 1999, the Company's operating fleet consisted of 40 McDonnell Douglas DC9-30 aircraft and eight Boeing 737-200 aircraft. The Company
took delivery of two Boeing 717-200 aircraft in September.   The Company expects
to return four leased B737 aircraft and ground six of its Stage 2 DC9-30 and B737 aircraft by December 31, 1999. In addition the Company expects to take delivery of six B717s by December 31, 1999.

The Company has contracted with Boeing for the purchase of 50 Boeing 717-200 aircraft for delivery from 1999 to 2002. During the third quarter of 1998, the Company reached an agreement with Boeing to defer the remaining progress payments until the first delivery, which occurred in September 1999. Progress payments resumed in September 1999 and the Company expects to pay $10.5 million in progress payments through December 1999. There can be no assurance that cash provided by operations will be sufficient to meet the progress payments for the Boeing 717-200s. If the Company exercises its option to acquire up to an additional 50 Boeing 717-200 aircraft, additional payments could be required beginning in 2001. The Company expects to finance at least 85% of the cost of each of these aircraft. The Company completed a private placement of $178.8 million, enhanced equipment trust certificates (EETC's) on November 3, 1999.
The proceeds will be used to purchase the first ten B717 aircraft. The EETC's bear interest at 10.63% and are payable in semiannual installments from March 1, 2000 through September 1, 2017. Although Boeing has agreed to provide support with respect to the remaining financing of aircraft to be acquired, the

Company will be required to obtain the financing from other sources. The Company believes that with the support to be provided by Boeing, aircraft related debt financing should be available when needed. However, there is no assurance that the Company will be able to obtain sufficient financing on attractive terms, if at all. If it is unable to secure acceptable financing, the Company could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the Company's results of operations and cash flows.

The Company's compliance with Stage 3 noise requirements will require additional capital expenditures over the remaining three months of 1999. As of September 30, 1999, 37 of the Company's aircraft were Stage 3 compliant. By December 31, 1999, full compliance is required. The Company intends to meet its Stage 3 noise requirement obligations by installing hush kits on Stage 2 aircraft and disposing of Stage 2 aircraft and acquiring or leasing Stage 3 aircraft. The Company expects that FAA certified hush kits will cost approximately $5.0 million in total for two aircraft to be hushed in 1999. The Company plans to make the payments on these hush kits out of its working capital.

On November 5, 1999, the Company announced its decision to accelerate the retirement of its DC9-30 fleet to accommodate the introduction of its Boeing 717 fleet. The accelerated retirement allows for a more moderate capacity growth and will result in a non-cash pretax fleet disposition charge between $140.0 and $150.0 million during the fourth quarter of 1999.

As of September 30, 1999, the Company's debt related to asset financing totaled $123.2 million, with respect to which the Company's aircraft and certain other equipment are pledged as security. Included in such amount is $80.0 million of the Company's 10 1/2% Senior Secured Notes due 2001 under which interest is payable semi-annually. In addition, the Company has $150.0 million of 10 1/4% Senior Notes outstanding. The principal balance of the Senior Notes is due in April 2001 and interest is payable semi-annually. In September 1999, the Company incurred $33.7 million of short-term debt in connection with the purchase of new aircraft. Such debt was due on December 23, 1999. With the issuance of $178.8 million of 10.63% enhanced equipment trust certificates (EETC's) on November 3, 1999, due in 2017, the short-term debt was paid off. Because the Company has refinanced the short-term debt on a long-term basis, such debt is classified as a long-term liability in the September 30, 1999 balance sheet. The proceeds from the privately placed EETC's were used to purchase the first ten B717 aircraft. All of the Company's debt has final maturities ranging from 1999 to 2017 with scheduled debt payments of the September 30, 1999 as follows: 1999--$2.1 million, 2000--$8.2 million, 2001--
$231.3 million, 2002--$1.8 million, 2003--$1.3 million and thereafter --$28.5 million.

Certain debt bears interest at fixed rates ranging from 5.85% to 13.0% per annum and is repayable in consecutive monthly or quarterly installments over a four-
to seven-year period.   Certain other notes with an aggregate unpaid principal
balance of approximately $4.1 million as of December 31, 1998 have a variable rate of interest based on the London Interbank Offered Rate ("LIBOR") plus 1.75% to 4.0%.

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

Management wishes to caution the reader that the forward-looking statements contained in this Report are only estimates or predictions and are not historical facts. Such statements include, but are not limited to: the Company's ability to maintain profitability and to generate working capital from operations; the impact of proposed legislation, the Company's ability to become Year 2000 compliant and the timing and cost thereof; the Company's ability to take delivery of and to finance aircraft and hush kits; the adequacy of the Company's insurance coverage; and the results of pending litigation or investigations. No assurance can be given that future results will be achieved and actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to, consumer demand and acceptance of services offered by the Company, the Company's ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, ability of other parties on which the Company relies to become Year 2000 compliant, regulatory matters, general economic conditions, commodity prices, changing business strategy and results of litigation. Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained in the Form 10-K for the year ended December 31, 1998.

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


                         PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings.
------   -----------------

Several stockholder class action suits were filed against the Company and certain of its present and former executive officers and Directors ("Defendants"). These suits were consolidated into a single action (In re
                                                                    -----
ValuJet, Inc.).  The consolidated lawsuit was based on allegedly misleading
------------
public statements made by the Company or omission to disclose material facts in violation of federal securities laws. Class certification was granted for all purchasers of stock in the Company during the period beginning in June 1995 and ending on June 18, 1996. The Company entered into a Memorandum of Understanding to settle the consolidated lawsuit with attorneys representing the certified class on December 31, 1998. Although the Company denied that it violated any of its obligations under the federal securities laws, it agreed to pay $2.5 million in cash and $2.5 million in common stock in the settlement. The settlement stated above was approved by the federal district court on October 28, 1999.

Numerous lawsuits were filed against the Company seeking damages attributable to the deaths of those on Flight 592. Approximately 100 such lawsuits were filed against the Company. Most of the cases were initially removed to the federal court. That court, however, remanded the majority of the actions to the state courts from which they originated and retained jurisdiction over only seven cases. As a consequence, most of the cases are proceeding in state courts in Florida, Georgia and Texas. The Company's insurance carrier has assumed defense of all of these suits under a reservation of rights against third parties and the Company and has settled and paid approximately 90 claims and is pursuing settlements in the balance of the claims. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability that may finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. In the remaining lawsuits, SabreTech has been named as a co-defendant as a result of the role that it played in the accident. The Company maintains a $750 million policy of liability insurance per occurrence. The Company believes that the coverage will be sufficient to cover all claims arising from the accident. However, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.

In November 1997, the Company filed a suit in the Circuit Court of St. Louis County, Missouri against SabreTech and its parent corporation (Sabreliner Corporation), seeking to hold SabreTech responsible for the accident involving Flight 592. SabreTech is the maintenance contractor who delivered oxygen generators without safety caps and in a mislabeled box for shipment aboard Flight 592. The oxygen generators are believed to have caused or contributed to the fire that resulted in the accident. This suit was settled on September 23, 1999, and the results of the settlement are reflected in the Company's operating results for the quarter and nine months ended September 30, 1999.

In May 1997, SabreTech filed a Complaint for declaratory judgment and other relief against the Company in the United States District Court Southern District of Florida, Miami Division. The action sought a determination that SabreTech is not liable to the Company for the accident involving Flight 592 as a result of language contained in certain of the contracts between the parties and that the Company is liable to SabreTech for damages that it has suffered. On February 23, 1999, the court stayed this action pending the resolution of the Missouri State Court action. This action was settled in conjunction with the settlement in the Missouri action on September 23, 1999.

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

On October 1, 1999, the Company filed suit in the Superior Court of Gwinnett County, Georgia, against United States Aviation Underwriters, Inc. and United States Aviation Insurance Group for declaratory relief and damages based on claims of breach of contract and tortious breach of covenant of good faith and fair dealing for matters involving litigation related to Flight 592.

From time to time, the Company is engaged in other litigation arising in the ordinary course of its business. The Company does not believe that any such pending litigation will have a material adverse effect on its results of operations or financial condition.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

(a)  Exhibits:

     (27) Financial Data Schedule.


(b)  The following Current Reports on Form 8-K have been filed by the Company:

     Form 8-K dated September 22, 1999 to report a cautionary statement relating to the Company's third quarter profit outlook.

     Form 8-K dated October 21, 1999 to report third quarter earnings.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AIRTRAN HOLDINGS, INC.



Date: November 13, 1999                /s/  Robert L. Fornaro
                                       ----------------------------------
                                       Robert L. Fornaro
                                       President, Chief Financial Officer


Date: November 13, 1999                /s/  David W. Lancelot
                                       ----------------------------------
                                       David W. Lancelot
                                       Chief Accounting Officer