Form 10-K
period 1999-12-31
AIRTRAN HOLDINGS INC
filed 2000-03-30
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.


Commission File No.: 0-26914


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

                                Yes [X]   No[_]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the closing sales price of such stock in the NASDAQ Stock Market on March 10, 2000, was approximately $244,367,000. As of March 10, 2000, the Registrant had 65,724,148 shares of Common Stock outstanding.

                      Documents Incorporated by Reference
                      -----------------------------------

Portions of the Proxy Statement, to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of Stockholders to be held on May 18, 2000 and to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.


                    Exhibit Index is located on pages 38-41

                                    PART I

ITEM 1.  BUSINESS
         --------
General

The Company operates a low fare scheduled airline serving short-haul markets primarily in the eastern United States. The Company is the second-largest "affordable fare" airline in the United States behind Southwest Airlines (in terms of originating travel). The Company's operations are focused on its hub in Atlanta, Georgia, the nation's busiest airport and the fourth largest travel market (in terms of passengers) in the United States. As of December 31, 1999, the Company operated eight Boeing 717-200 (B717) aircraft, 35 McDonnell Douglas DC-9 aircraft (DC-9) and four Boeing 737-200 (B737) aircraft and offered more than 274 flights per day, including more than 130 daily departures from Atlanta to 29 other cities. Additional contractual service is offered between Gulfport/Biloxi and Dallas/Fort Worth, Houston (Hobby), Fort Lauderdale, Tampa and Orlando.

The Company commenced operations in 1993 as ValuJet Airlines, Inc. ("ValuJet") with two DC-9 aircraft serving three cities from Atlanta with eight flights per day. In 1995, ValuJet became a wholly-owned subsidiary of ValuJet, Inc. The Company's operations were interrupted by the suspension of the Company's service on June 17, 1996, resuming on September 30, 1996 with limited operations.

ValuJet changed its name to "AirTran Airlines, Inc." ("Airlines"), and ValuJet, Inc. changed its name to "AirTran Holdings, Inc." ("Holdings") in connection with the Company's acquisition of Airways Corporation and its subsidiary, AirTran Airways, Inc. ("Airways"), in November 1997. As part of that transaction, Airways became a wholly-owned subsidiary of the Company. From November 1997 until April 1998, the Company operated under the FAA operating certificates of both Airlines and Airways. Since April 1998, all of the Company's airline operations have been conducted under the Airways operating certificate. The Airlines operating certificate was extinguished in August 1998. In August 1999, Airlines merged with and into Airways.

The principal executive offices of the Company are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and its telephone number is (407) 251-5600. The Company maintains an Internet site at http://www.airtran.com. The reference to the Company's web address does not constitute incorporation by reference of the information contained at the site.

Strategy

The Company's strategy is to offer among the lowest fares in its markets and generate traffic by stimulating demand with price-sensitive travelers. The Company controls 22 gates at Hartsfield Atlanta International Airport. Atlanta provides a large local traffic base and the hub is well positioned for connecting traffic throughout the Southeast. Atlanta's geographic position enhances the Company's connecting opportunities. To maintain profitability, the Company intends to maintain an affordable fare structure and offer safe and reliable travel to both price-sensitive business and fare-conscious leisure travelers. The Company intends to pursue a modest growth strategy while maintaining its low cost structure. The Company also generates revenue by carrying cargo, primarily U.S. Mail, A.S.A.P. express package service and air freight. The

Company's pricing structure is intended to stimulate new demand for air travel by leisure customers and business travelers who would have otherwise not traveled or who would have utilized ground transportation. The Company's fare structure generally dictates pricing in most markets it serves, providing travelers with substantial savings not generally available in the absence of service by the Company. In addition to advance purchase fares, the Company maintains reasonably priced "walk-up" fares that are generally well below similar fares offered by its competitors in comparable markets, as well as business class prices at substantial discounts to competitors' offerings. The Company's fare structure is possible as a result of its comparatively low cost structure.

The Company's comparatively low cost structure is made possible through low ownership costs of its DC-9 aircraft, more fuel-efficient and less maintenance burdened B717 aircraft, lower labor costs, lower distribution costs due to high percentage of Internet bookings and the Company's decision not to offer many amenities offered by many major airlines (such as hot meals and airport clubs). As a result of the acquisition of B717 aircraft, the Company's ownership cost will increase, but the Company believes that it will be able to maintain its comparatively low cost structure as a result of expected savings in maintenance and aircraft fuel efficiency.

The Company's service is intended to satisfy not only the basic air transportation needs of its targeted customers, price-sensitive business travelers and fare-conscious leisure travelers, but to provide customers with a travel experience worth repeating.

In 1998, the Company sought to enhance its product offerings with the introduction of business class, assigned seating, travel agency distribution and an innovative frequent flyer program. In 1999, the Company focused on unit revenue improvement, customer satisfaction and retention, increased penetration of the corporate market, enhanced programs for leisure traffic, and continued growth of alternative distribution channels, such as the Internet. For the fourth quarter of 1999, Internet sales provided approximately 16.7% of total passenger revenue.

Geographic Market

The Company's markets served from Atlanta are located predominantly in the eastern United States. These markets are attractive to the Company due to the concentration of major population centers within relatively short distances from Atlanta, historically high air fares and the potential for attracting a significant number of leisure and business customers.

In the Company's city selection process, the Company considers the market demographics, the support offered by the airport communities to be served, the ability to stimulate air travel and competitive factors.

Fares, Route System and Scheduling

The Company serves 29 markets from Atlanta, generally under 1,000 miles. The Company serves major metropolitan markets, including New York, Newark, Boston, Philadelphia, Washington, Chicago, Miami, Houston and Dallas, and leisure markets in Florida. The routes served to and from Atlanta range in frequency from two to fifteen trips per day. The schedules are designed to provide a consistent product for business-oriented travelers and to facilitate connections for passengers traveling through Atlanta.

The Company offers a range of fares based on advance purchases of 14 days, 7 days, 3 days and "walk-up" fares. The Company manages the availability of seats, at each fare level, by day of week and by flight to maximize revenue on peak-travel days. Most of the Company's fares are nonrefundable, but can be changed prior to departure with a $50 service charge. The Company's fares are always offered on a one-way basis. The Company's fares do not require a round trip purchase or a specific day of week (e.g., Saturday night) stay. The Company's fare offerings are in direct contrast to prevalent pricing policies in the industry where there are typically many different price offerings and restrictions for seats on any one flight.

The Company's published Atlanta fares for coach non-stop service range from $39 to $99 for one-way travel on a 14-day advance purchase basis and $79 to $239 for one-way travel on a "walk-up" basis. The Company offers fare sales from time to time in order to generate additional traffic. The Company utilizes the Internet and other distribution channels to stimulate incremental demand.

The Company provides one-stop service between many of its markets on a connecting basis through Atlanta. The Company faces competition from numerous airlines with varying degrees of flight frequency and marketing approaches. In addition, the Company competes with numerous nonstop flights to many of its cities from alternate airports in the same metropolitan areas as served by the Company (such as Washington's Ronald Reagan National Airport, Chicago's O'Hare Airport and New York's Kennedy Airport).

The airline industry is highly competitive. The Company competes primarily with Delta in the markets served by the Company from Atlanta. In most all of these markets, Delta offers more frequency than the Company.

The identity of competing airlines and the number of the flights they may fly changes from month to month. Competing airlines and their flight schedules are subject to frequent change. The Company's competition includes carriers with substantially greater financial resources and name recognition.

The Company's aircraft scheduling strategy is directly related to the perceived needs of its target market segments. The Company's target customers are price-sensitive business travelers and fare-conscious leisure travelers.

The Company operates with a limited number of support aircraft in order to provide operating spares and to rotate aircraft into routine scheduled maintenance.

Maintenance and Repairs

Since all of the Company's DC-9 and B737 aircraft are more than 20 years old, they will generally require higher maintenance expense than newer aircraft. The Company believes that its aircraft are mechanically reliable and that in the long-term the estimated cost of maintenance to fly such aircraft will be within industry norms for these aircraft types and ages. Amendments to Federal Aviation Administration ("FAA") regulations are under consideration, which would require certain heavy maintenance checks and other maintenance requirements for aircraft operating beyond certain operational limits. The Company would be required to comply with such proposals, if adopted, and with any other aging aircraft issues, regulations or Airworthiness Directives that may be promulgated in the future. There can be no assurance that the Company's maintenance expenses (including costs to comply with aging aircraft requirements) will fall within industry norms.

Aircraft maintenance and repair consists of routine daily or "turn-around" maintenance and major overhaul. Routine daily maintenance is performed at Atlanta by the Company's employees or contract employees and by contractors at the other cities served by the Company. Heavy maintenance and other work which require hangar facilities are currently performed at outside maintenance contractors. Other routine daily maintenance contractors are provided by other airlines, which operate DC-9 aircraft or other maintenance companies approved by the FAA, both of which have employees qualified in DC-9 aircraft maintenance.

The Company expects that its maintenance expenses will be significantly reduced with the addition of the B717 aircraft. However, the B717 aircraft will require greater inventories of spare parts and associated costs.

Fuel

Jet fuel is a significant expenditure for the Company. The Company estimates that a ten percent increase in the December 31, 1999 fuel cost would increase fuel expenses by approximately $10.8 million in the year 2000, net of fuel hedge instruments outstanding at December 31, 1999. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. Increases in fuel prices or a shortage of supply could have a material adverse effect on the Company's operations and operating results.

The majority of the Company's aircraft are relatively fuel inefficient compared to newer aircraft and industry averages. The primary reason for this inefficiency is engine technology. The B717 aircraft are expected to be more fuel-efficient and should make the Company relatively less susceptible to adverse effects attributable to fuel price changes.

A significant increase in the price of jet fuel would result in a disproportionately higher increase in the Company's average total costs than its competitors using more fuel efficient aircraft, whose fuel costs represent a smaller portion of total costs, and who have greater purchasing leverage because of size. Subject to market conditions, the Company might seek to pass such a cost increase to its customers through a fare increase. There can be no assurance that any such fare increase, or surcharge, would not reduce the competitive advantage the Company seeks by offering affordable fares.

Distribution and Marketing

The Company's marketing efforts are vital to its success as it seeks to position its product to stimulate new customer demand. The Company focuses on two primary market segments: the price conscious business travellers and leisure travellers. These are the market segments in which the consumers seek value and in which the Company believes it offers the greatest opportunity for stimulating new demand.

The primary objectives of the Company's marketing activities are to develop an innovative brand identity and personality that is visibly unique and easily contrasted with its competitors. The Company communicates directly with its existing customer base and attempts to reach potential customers through extensive use of advertising as well as active public relations efforts. The Company communicates regularly and frequently with existing and potential customers through the use of advertisements in newspapers, on radio, on television, on billboards, through direct mail, in movie theatres and through a website on the Internet. These communications feature the Company's destinations, everyday affordable fares, ease of use (including its simplified fare structure, ticketless alternative and easy-to-use web site) and calls to action (through travel agents, toll-free numbers or the website).

The Company distributes its product through various channels: (1) direct to the consumer via phone; (2) direct to the consumer via Internet; (3) through travel agents and the global distribution systems ("GDS"); (4) through travel agents direct - both via phone and via Internet. Of the distribution channels, during 1999, 47.3% of passenger revenue was booked direct from the consumer via phone, 11.0% was booked from the consumer and travel agents via the Internet and 41.7% was booked through travel agents' GDS. The Company pays customary 5% sales commissions to travel agents. Information on its customers' needs, travel patterns and demographics is collected, organized and stored by the Company's automated reservation system and may be used at a future time for direct marketing efforts.

Travel agents play an integral role distributing the Company's product. In 1997, 8% of the Company's product was distributed through travel agents. During 1999, the percentage of distribution through travel agents was 41.7%. In 1999, the Company was awarded "Best Domestic Airline of 1999" by the Southeast Chapter of the American Society of Travel Agents.

The Company's Internet site is a leader in the field of airline electronic commerce. In 1999, 11% of the Company's bookings came through this important distribution channel. In May 1999, Travel Agent magazine ranked the Company's web site an "A" for the user friendliness of its online booking engine. The magazine further reported that the Company's web site booking engine is "simple" and "elegant". In October 1999, the Company created additional functionality with its website by allowing travel agents and corporate accounts the ability to book travel online.

To attract more business fliers, the Company launched Business Class in late 1997. Business Class consists of a premium cabin with 2 by 2 oversized seats with seven inches more legroom and additional seatroom than the coach seat. Targeted to the price-sensitive business flier,

Business Class is currently available for $25 over full coach fare to Atlanta. In addition, a standby program for upgrades is available at the departure gates.

In addition, the Company began assigning seats in 1997. Full fare passengers, the Company's most profitable business customers who tend to book at the last minute, are allowed to reserve seats at the time of booking. All other customers may reserve seats one hour prior to departure. In effect, the Company's most profitable customers choose the best seats first, but all passengers have assigned seats prior to boarding.

Furthermore, in March 1998, the Company launched a self-administered frequent flier program known as "A-Plus Rewards" under which customers may earn either free roundtrip travel or Business Class upgrades. A customer may earn a free roundtrip by flying as few as six paid roundtrips. Full fare Business Class customers earn double credits which make a free roundtrip even easier to obtain. In addition, free travel on other airlines may be earned by doubling the required number of roundtrips needed for free travel. Free trips on other airlines may be used only to/from Atlanta, apply only to cities not served by the Company and are subject to other terms and conditions. Furthermore, free upgrades to Business Class may be earned in lieu of free tickets.

The Company performs marketing, promotional and media relations in house. An outside firm assists the Company in handling advertising and public relations.

The Company has partnered with The Hertz Corporation to operate a reservation call and Internet booking solicitation agreement under which the Company's customers are able to reserve a Hertz rental car at discounted rates when making a reservation for the Company's flights. In addition, the Company partners with American Express to send direct mail pieces to American Express Cardmembers who regularly fly over the Company's route system. The American Express offer allows customers (who charge their airfare on their American Express Card) to earn a free ticket in A-Plus Rewards at an even faster pace.

Air travel in the Company's markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the midwest and northeastern United States. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, in an attempt to stimulate air travel.

Computer Reservations

The Company is a participant in all of the leading travel agency GDSs, which include Amadeus, Galileo, SABRE, SystemOne, and WorldSpan. These systems provide flight schedules, pricing information and allow travel agents participating in all of these systems to electronically process a flight reservation without contacting the Company's reservations facility.

At the time of a sale/reservation, the Company provides its customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport, this information is available for customer check-in, which helps to alleviate long lines and achieve a quicker turnaround of aircraft. After the flight has departed, the Company's internal information system posts passenger revenue from the passenger manifest information.

Employees

As of February 24, 2000, the Company employed approximately 4,000 employees and 3,200 full-time equivalents.

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

The Company has entered into a collective bargaining agreement with its pilots represented by the National Pilots Association ("NPA"). The contract includes competitive wages to those of similar airlines and expires in March 2001.

The Company has entered into a collective bargaining agreement with its mechanics represented by the International Brotherhood of Teamsters ("the Teamsters"). The contract includes simplified work rules and pay increases. The contract expires in August 2001.

The Company has entered into a collective bargaining agreement with its flight attendants represented by the Association of Flight Attendants ("AFA"). The contract includes a ten percent pay increase in year one and a four percent increase each year thereafter expiring in October 2002.

The Company's dispatchers voted to be represented by the Transport Workers Union ("TWU") in April 1999. The TWU and the Company have yet to sign a contract, but are in negotiations and expect to sign one in early 2000.

In February 2000, the Company's customer service, ramp and reservation agents rejected the International Association of Machinists in a vote that received less than 30% support. The

Company is unable to predict whether any of its other employees will elect to be represented by a labor union or other collective bargaining unit. The election by the Company's employees for representation in such an organization could result in employee compensation and working condition demands that may affect operating performance or expenses.

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

The Company conducts its own ground handling services in 24 airports, including Atlanta. At other airports, Company operations not conducted by the Company's employees are contracted to other air carriers, ground handling companies or fixed base operators. The Company has at least one employee at each of these cities to oversee its operations.

Insurance

The Company carries customary levels of passenger liability insurance, aircraft insurance for aircraft loss or damage and other business insurance. The Company is exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. The Company is required by the DOT to carry liability insurance on each of its aircraft. The Company currently maintains liability insurance in the amount of $850 million per occurrence. Although the Company currently believes its insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that the Company will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by the Company's insurance could have a material adverse effect on the Company. Moreover, any aircraft accident, even if fully insured, could cause and has caused a public perception that some of the Company's aircraft are less safe or reliable than other aircraft, which could have and has had a material adverse effect on the Company's business.

Seasonality and Cyclicality

The Company's operations are primarily dependent upon passenger travel demand and, as such, may be subject to seasonal variations. Management believes that the weakest travel periods will generally be during the months of January and and September. Leisure travel generally increases during the summer months and at holiday periods.

The airline industry is highly volatile. General economic conditions directly affect the level of passenger travel. Leisure travel is highly discretionary and varies depending on economic conditions. While business travel is not as discretionary, business travel generally diminishes during unfavorable economic times, as businesses tend to tighten cost controls.

Government Regulations

The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which has substantially eliminated government authority to regulate domestic routes and fares. Deregulation has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Nevertheless, the airline industry remains highly regulated in other aspects, as more fully described below.

DOT Oversight

Although regulation of domestic routes and fares was abolished by the Airline Deregulation Act of 1978, the Department of Transportation ("DOT") retains the authority to alter or amend any airline's certificate or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

Aircraft Maintenance and Operations

The Company is subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires all airlines to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause.

The FAA has issued several Airworthiness Directives ("ADs") mandating modifications to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation's aircraft fleet remains airworthy and require structural modifications to or inspections of those aircraft. The Company believes that all of its aircraft are in compliance with the aging aircraft mandates.

The Company cannot predict the cost of compliance with all present and future rules and regulations and the effect of such compliance on the business of the Company, particularly its expansion plans and aircraft acquisition program.

FAA Funding

In 1997, a law was enacted imposing new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget, provide targeted tax relief and fund air traffic control, other FAA programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Included in the new law is a phase in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9% which decreased to 7.5% in 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2002; and an increase in taxes imposed on international travel. Both the domestic segment tax and the international tax are indexed for inflation. The legislation also includes a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, the Company and other airlines have been limited in their ability to pass on the cost of these taxes to passengers through fare increases.

Fuel Tax

In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. Total fuel taxes paid by the Company in 1999 were $9.4 million.

Passenger Facility Charges

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges ("PFCs") as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $3.00 per enplanement and to no more than $12.00 per round trip. To date, the Company has passed on the cost of the PFCs to its passengers.

Slot Restrictions

At New York City's John F. Kennedy Airport and LaGuardia Airport, Chicago's O'Hare International Airport and Washington's Ronald Reagan National Airport, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take off during peak hours. In the future, these take off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in curtailment of services by, and increased operating costs for, individual airlines, including the Company, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for nonuse and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. The Company currently utilizes 12 slots at LaGuardia Airport.

Additional Security and Safety Measures

In 1996 and 1997 the President's Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the FAA adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb sniffing dogs, certification of screening companies, aggressive testing of existing security systems, expansion of aging aircraft inspections to include non structural components, development of a new systems approach for air carriers and the FAA to monitor and improve safety oversight and installation of new ground proximity warning systems on all commercial aircraft. The Company cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

Miscellaneous

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

All international service is subject to the regulatory requirements of the appropriate authorities of the other country involved. The Company does not currently provide any international service. To the extent the Company seeks to provide international air transportation in the future, it will be required to obtain additional authority from the DOT.

Environmental Regulations

The Airport Noise and Capacity Act of 1990 ("ANCA") generally recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft first effective after October 1990. While the Company has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, the Company's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The Environmental Protection Agency ("EPA") regulates operations, including air carrier operations, which affect the quality of air in the United States. The Company believes it has made all necessary modifications to its fleet to meet emission standards issued by the EPA.

Risk Factors

The Company's Recent Operating Losses; Negative Net Worth

The Company recorded net losses of $99.4 million in 1999, $40.7 million in 1998, and $96.7 million in 1997. The Company's earnings before fixed charges for each of the three years ended December 31, 1999 were inadequate to cover fixed charges. Continued losses by the Company or continued failure by the Company to cover fixed charges in the future would likely have a material adverse effect on the Company's financial condition. The recording of a non-cash fleet disposition charge of $147.7 million in fourth quarter 1999 resulted in the Company incurring a net loss for the 1999 year and having negative net worth at December 31, 1999. The Company's consolidated debt, recent history of losses and negative net worth may adversely affect the Company's ability to obtain financing on terms satisfactory to the Company in the future.

Risks Due to the Company's Significant Amount of Debt

The entire principal amount of the Company's 10.25% Senior Notes ($150.0 million) and 10.5% Senior Secured Notes ($80.0 million) will become due on April 15, 2001. The Company does not expect to generate sufficient cash flow from operations to repay all $230.0 million of such debt by its due date. Accordingly, the Company will likely need to refinance all or a portion of the outstanding debt through additional equity or debt or a combination thereof. However, the Company may not be able to obtain such financing on acceptable terms. In such event, the Company could be forced to default on its debt obligations and, ultimately, seek protection under federal bankruptcy laws.

The ability of the Company to make scheduled payments of principal or interest and the Company's ability to refinance its debt depend on its future performance and financial results. Such results are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are, to some extent, beyond the Company's control.

In 1999, the Company issued $178.9 million of enhanced equipment trust certificates and will incur substantial additional debt (some of which may be under capital leases) to finance the acquisition of the B717 aircraft. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The amount of the Company's debt could have important consequences to investors, including the following:

 . a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for operations;

 . the Company's ability to obtain additional financing for aircraft purchases, capital expenditures, working capital, or general corporate purposes could be limited;

 . the Company's vulnerability to adverse economic and industry conditions is greater than its larger and more financially secure competitors;

 . 24 of the Company's DC-9 aircraft are pledged as collateral to secure its $80.0 million 10.5% Senior Secured Notes due 2001;

 . eight B717 aircraft are pledged as collateral to secure other debt of the Company with a principal balance of $178.9 million as of December 31, 1999;

 . an additional one DC-9, three B737s and certain engines are pledged as collateral to secure other debt of the Company with a principal balance of $6.8 million as of December 31, 1999; and

 . future B717 aircraft to be acquired by the Company will be pledged as collateral to secure debt incurred by the Company.

The Company's Debt Covenants Could Limit How It Conducts Its Business

The Company's debt instruments contain covenants that, among other things, restrict its ability to:

 . incur additional indebtedness

 . pay dividends and make other distributions

 . prepay subordinated indebtedness

 . make investments and other restricted payments

 . create liens

 . sell assets

 . enter into certain mergers

 . engage in certain transactions with affiliates

The Company's current and future financing arrangements contain and are expected to continue to contain similar or more restrictive covenants. As a result of these restrictions, the Company may be limited in how it conducts business, and the Company may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities. This may affect the Company's ability to generate revenues and make profits. Without sufficient revenues and cash, the Company may not be able to pay interest and principal on its indebtedness.

The Company's failure to comply with the covenants and restrictions contained in its indentures and other financing agreements could lead to a default under the terms of these agreements. If such a default occurs, the other parties to such agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable. If that occurs, the Company cannot assure investors it would be able to make payments on its debt, meet its working capital and capital expenditure requirements, or be able to find additional alternative financing. Even if the Company could obtain additional alternative financing, it cannot assure investors such financing would be on favorable or acceptable terms.

Fuel Costs

The cost of jet fuel is an important expense for the Company. Jet fuel costs are subject to wide fluctuations as a result of sudden disruptions in supply, such as the effect of the invasion of Kuwait by Iraq in August 1990. The Company estimates that a ten percent increase in fuel cost at December 31, 1999 would increase fuel expenses by approximately $10.8 million in the year 2000, net of fuel hedge instruments outstanding at December 31, 1999. Comparatively, based on 1999 fuel usage, a 10% increase in fuel prices would have resulted in an increase in fuel expense of approximately $2.8 million, net of hedging instruments utilized during 1999. The change in market risk is the result of the Company hedging a larger portion of its fuel consumption in 1999 than in 2000. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. Increases in fuel prices or a shortage of supply could have a materially adverse effect on the Company's operations and operating results.

The Company's DC-9 and B737 aircraft are relatively fuel-inefficient compared to newer aircraft and industry averages. The primary reason for this inefficiency is engine technology. As a result, a significant increase in the price of jet fuel would likely result in a disproportionately higher increase in the Company's average total costs than its competitors using more fuel-efficient aircraft and whose fuel costs represent a smaller portion of total costs. The Company may seek to pass such increase to its customers through a fare increase. There can be no assurance that any such fare increase would not reduce the competitive price advantage the Company seeks by offering affordable fares.

In order to provide a measure of control over price and supply, effective March 1999, the Company commenced participation in a fuel-hedging program whereby the Company manages the price risk of fuel by entering into fixed rate fuel swap contracts. The fuel-hedging program is designed to mitigate, but not eliminate, the adverse effect of increases in fuel prices. The Company's fuel hedging contracts covered approximately 80% of the Company's estimated fuel requirements for the last ten months of 1999 and will cover 11% of its estimated fuel requirements for the first six months of 2000. There can be no assurance that the Company's fuel hedging program will continue to cover any of its fuel requirements in the future.

Market Dominance by Delta Air Lines, Inc.

The Atlanta market, which is the Company's principal hub, is currently dominated by Delta Air Lines, Inc. ("Delta"). Delta offers more than 620 flights per day from Atlanta, which represents more than 75% of all departures from Hartsfield Atlanta International Airport. Based on departures, the Company operates approximately 12% of all departures from Hartsfield. The

Company's Atlanta-based strategy may not be successful in light of Delta's Atlanta market dominance.

Competitors in the Low-Fare Market

Delta Express, a division of Delta, began offering low-cost, low-fare service in several of the Company's markets in 1996. MetroJet, a division of US Airways, began offering low-fare service in both Boston and Washington, D.C. (Dulles) in 1999. The Company does not presently compete directly with Delta Express or Southwest Airlines on any routes, but competes with MetroJet on its Atlanta-Washington, D.C. and Atlanta-Boston routes. The Company may face greater competition from Delta Express, MetroJet, Southwest Airlines or other low fare carriers in the future.

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

The Company may also face competition from any of the following:

 . existing airlines that may begin serving markets which the Company currently serves or may serve in the future;

 . current competitors that may expand their existing service;

 . new competitors that may form new airline companies and enter the low-fare market; and

 . companies that provide ground transportation.

Competitors with greater financial resources than the Company may price their fares at or below the Company's fares or increase their service. Such competition could prevent the Company from attaining a share of the passenger traffic necessary to sustain profitable operations. The Company's ability to meet price competition depends on its ability to operate at costs equal to or lower than its competitors or potential competitors.

Industry Profitability

The airline industry is characterized by low gross profit margins and high fixed costs. The expenses of each flight do not vary significantly with the number of passengers carried and, therefore, a relatively small change in the number of passengers, or in average fare or traffic mix (the ratio of typically high-yielding business passengers to typically low-yielding leisure passengers), could have a disproportionate effect on an airline's operating and financial results.

Accordingly, a minor shortfall from expected revenue levels could have a material adverse effect on the Company's results of operations.

The industry has experienced and continues to experience substantial restructuring as many established carriers have implemented varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength, establishing lower cost airlines within airlines, such as Shuttle by United, Delta Express by Delta and MetroJet by U.S. Airways, and by entering into global alliance arrangements. Because these restructurings have only recently begun to appear in the marketplace or, in some cases, have not yet been implemented, the Company is unable to predict what effect, if any, these activities will have on its business, financial condition and results of operations.

Significant Dependence on Atlanta Market

The Company's business strategy has focused and is expected to continue to focus on adding flights to and from its Atlanta base of operations. A reduction in the Company's share of the Atlanta market or reduced passenger traffic to or from Atlanta could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company's dependence on a primary hub and on a route network operating largely on the East Coast makes it more susceptible to adverse weather conditions along the East Coast than some of its competitors that may be better able to spread weather-related risks over larger route systems.

Aging Aircraft; Maintenance and Reliability

The Company's fleet consists predominantly of DC-9 aircraft manufactured between 1967 and 1976 and B737 aircraft manufactured between 1968 and 1985. Many aircraft components must be replaced after specified numbers of flight hours or take-off and landing cycles and new aviation technology may need to be retrofitted. As a result, the cost in general to maintain aging aircraft will exceed the cost to maintain newer aircraft.

Currently, the FAA is considering amendments to FAA regulations, which would require certain heavy maintenance checks and other additional maintenance requirements for aircraft operating beyond certain operational limits. It is likely that these maintenance requirements will apply to the aircraft operated by the Company, although it is uncertain whether the proposed amendments will require any changes to the heavy maintenance procedures already used by the Company. In addition, the Company will be required to comply with any other future regulations or Airworthiness Directives issued with respect to aging aircraft. As a result, the Company's costs of maintenance (including costs to comply with aging aircraft requirements for its DC-9 and B737 aircraft) may increase in the future.

The Company believes that its aircraft are mechanically reliable based on the percentage of scheduled flights completed. However, the Company cannot assure that its aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, given the age of the Company's fleet, any public perception that the Company's aircraft are less than completely reliable could have a material adverse effect on the Company's business.

Purchase Commitments

The Company is obligated to purchase 50 B717 aircraft from The Boeing Company ("Boeing"). As of December 31, 1999, the Company has taken delivery of eight of these aircraft. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." There can be no assurance that the Company will be able to obtain satisfactory financing to allow it to fulfill its obligations under the contract. If the Company defaults in its obligations, Boeing would have the right to terminate the purchase agreement and to seek other remedies available to it. The Company may not be able to utilize all the aircraft it has committed to purchase. If the Company cannot use such aircraft, it may be required to sell or lease such aircraft on terms which will depend upon market conditions at the time. There can be no assurance that the Company will not suffer a financial loss from any such sales or leases.

Risk of Loss

Any accident involving the Company's aircraft could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause and has caused a public perception that some of the Company's aircraft are less safe or reliable than other aircraft, which could have and has had a negative effect on the Company's business. The occurrence of one or more subsequent incidents or accidents involving the Company's aircraft would likely have a substantial adverse effect on the Company's public perception and future operations.

The Company is required by the DOT to carry liability insurance on each of its aircraft. The Company currently maintains liability insurance in the amount of $850 million per occurrence. Although the Company currently believes its insurance coverage is adequate, the amount of such coverage may be changed in the future or the Company may be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage could have a material adverse impact on the Company.

Risks Due to Litigation

For a discussion of certain risks presented by litigation affecting the Company, see "Item 3 - Legal Proceedings."

Dependence on Executive Officers

The Company is dependent on the services of Joseph B. Leonard, Robert L. Fornaro and its other executive officers. The loss of services of these officers could materially and adversely affect the business of the Company and its future prospects. The Company does not, and does not presently intend to, maintain key man life insurance on any of its officers.

Beginning in 1999, the Company has a new senior management team. There can be no assurance that the new management team will be effective in managing the Company or will be able to successfully work with existing personnel.

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

Airport Access

The Company's markets are located primarily in the eastern United States.
Access to certain "slot" controlled airports (such as Washington's Reagan National, New York's Kennedy and LaGuardia and Chicago's O'Hare) is limited, and the Company may not be able to obtain or maintain access to such airports at an acceptable cost. Any condition, which would deny or limit the Company's access to the airports it serves or seeks to serve, may have a negative impact on the Company's business.

Taxation Affecting Air Fares

Recent federal legislation has imposed taxes on domestic airline transportation equal to a segment charge (currently $2.50 to be increased to $3.00 by 2002) plus 7.5% of the ticket price. These taxes will likely have a greater effect on leisure travelers. Since the Company relies to a large extent on leisure travelers, such a tax increase may affect the Company to a greater extent than competitors who rely more heavily on business travelers.

Employee Relations

For a discussion of certain risks presented by the possible unionization of employee groups not currently represented by unions, see "Employees".

Regulatory Matters

In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, commuter aircraft safety, and increased inspections and maintenance procedures to be conducted on older aircraft. The Company expects to continue incurring expenses for the purpose of complying with the FAA's aging aircraft regulations. In addition, several airports have recently sought to increase substantially the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, DOT regulations, and judicial decisions.

Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that are amendable. The Company cannot predict what laws and regulations may be adopted or their impact, but there can be no assurance that laws or regulations currently proposed or enacted in the future will not adversely affect the Company.

Seasonal and Cyclical Nature of Airline Business

Due to the greater demand for air travel during the summer months, revenue in the airline industry in the second and third quarters of the year is generally significantly greater than revenue in the first quarter of the year and moderately greater than revenue in the fourth quarter of the year for the majority of air carriers. The Company's results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare competition, changing levels of operations, fuel prices, and general economic conditions.

The airline industry is highly volatile. General economic conditions directly affect the level of passenger travel. Leisure travel is highly discretionary and varies depending on economic conditions. While business travel is not as discretionary, business travel generally diminishes during unfavorable economic times, as businesses tend to tighten cost controls.

ITEM 2. PROPERTY
        --------
Operating Aircraft Fleet

Owned and leased aircraft operated by the Company as of December 31, 1999 included:



                 Average                                    Average
                 No. of               Operating               Age
Aircraft Type    Seats      Owned       Leases      Total   (Years)
-------------    -------    -----     ---------     -----  --------
    B717           117        8           0           8       0.21
    DC-9           106       28           7          35      29.10
    B737           119        3           1           4      22.80
                            -----     ---------     -----
    Total                    39           8          47      23.63



For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders on additional aircraft, see Note 1 to the consolidated financial statements.

As of December 31, 1999, 36 of the Company's owned aircraft were encumbered under debt agreements.

The Company took delivery of the first of 50 B717's beginning in September, 1999. These aircraft will be used to replace the B737's and DC-9's currently in operation. The Company returned five B737's to lessors during 1999. The Company expects to take delivery of eight B717 aircraft in 2000.

The delivery schedule for the Company's 42 B717's under firm contract is as follows:

Aircraft Type        2000       2001       2002        2003
-------------        ----       ----       ----        ----
    B717               8         16         18           -


The first of the eight B717 aircraft to be delivered in 2000 was delivered in January 2000.

A preliminary retirement schedule of the Company's aircraft is as follows:

Aircraft Type        2000       2001       2002        2003
-------------        ----       ----       ----        ----
     DC-9              -         10         15          10
     B737              -          3          -           1

The delivery and retirement schedules represent Management's best estimates as of March 15, 2000. Consequently, actual deliveries and/or retirements may vary from the above tables. See Item 7. Management's Discussion and Analysis - Forward Looking statements.

Ground Facilities

The Company's principal executive offices are located two miles from the Orlando International Airport in a leased facility consisting of approximately 34,000 square feet of office space. The facility houses the executive offices of the Company as well as the Company's operations staff (including in-flight operations and station operations), general administrative staff, computer systems and personnel training facility. The lease agreement for this facility expires in 2007 and may be extended an additional ten years through the exercise of options in five-year increments.

The Company owns an aircraft hangar of approximately 70,000 square feet at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The ground lease agreement for this facility expires in 2011 and may be extended an additional ten years through the exercise of options in five-year increments. The hangar houses a portion of the Company's maintenance staff, maintenance records and parts inventory.

The Company leases 19,739 square feet of office space in Atlanta for use as a reservations center under a lease that expires September 30, 2004. The Company also leases approximately 15,000 square feet of space in Atlanta for use as a training center under a lease that expires August 31, 2004. The Company also leases a 13,028 square feet reservations center in Savannah, Georgia, which expires in January 2003.

The Company has signatory status on the lease of facilities at Hartsfield Atlanta International Airport, which expires in 2010. The check-in-counters, gates and airport office facilities at each of the other airports the Company serves are leased from the appropriate airport authority or subleased from other airlines. Such arrangements may include baggage handling, station operations, cleaning and other services.

If such facilities at any additional cities to be served by the Company are not available to the Company at acceptable rates, or if such facilities become no longer available to the Company at acceptable rates, then the Company may choose not to service such markets.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

Of the numerous lawsuits that were filed against the Company seeking damages attributable to those on Flight 592, the remaining two cases are being pursued in state courts in Florida and Texas. The Company believes that the $750 million coverage available with respect to these claims will be sufficient to cover all claims arising from the accident. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability that may finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. There can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

Market Information

The Company's Common Stock, $.001 par value, is traded on the NASDAQ Stock Market under the symbol "AAIR". As of March 10, 2000, there were approximately 5,512 holders of record of the Company's Common Stock. The following table sets forth the reported high and low sale prices for the Common Stock for each fiscal quarter since January 1, 1998.

Fiscal year ended December 31, 1998                          High       Low
-----------------------------------                          ----       ---

Quarter Ending March 31, 1998                                $8.06     $3.00
Quarter Ending June 30, 1998                                 $9.44     $6.76
Quarter Ending September 30, 1998                            $8.12     $3.88
Quarter Ending December 31, 1998                             $4.47     $2.13


Fiscal year ended December 31, 1999                          High       Low
-----------------------------------                          ----       ---

Quarter Ending March 31, 1999                                $5.13     $2.75
Quarter Ending June 30, 1999                                 $6.00     $4.13
Quarter Ending September 30, 1999                            $7.25     $4.94
Quarter Ending December 31, 1999                             $6.06     $3.50

As of March 10, 2000, the closing price of the Common Stock was $3.94.

Dividends

No cash dividends have ever been declared by the Company on its Common Stock. In addition, the Company's debt indentures restrict the Company's ability to pay cash dividends. The Company intends to retain earnings to finance the development and growth of its business. Accordingly, the Company does not anticipate that any dividends will be declared on its Common Stock for the foreseeable future. Future payments of cash dividends, if any, will depend on the Company's financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The information required by this item is as follows:

                                                    (in thousands except per share data)
                                       1999          1998(b)        1997           1996             1995
                                     --------       --------      --------       ---------       ---------
Operating revenues                   $523,468       $439,307      $211,456        $219,636        $367,757
Net income (loss)                     (99,394)       (40,738)      (96,663)        (41,469)         67,763
Net income (loss),
  excluding special items              29,094 (a)    (13,246) (c)  (66,581) (d)    (11,098) (e)     67,763
Basic earnings (loss)
  per share                             (1.53)         (0.63)        (1.72)          (0.76)           1.24
Diluted earnings (loss)
  per share                             (1.53)         (0.63)        (1.72)          (0.76)           1.13
Diluted earnings (loss) per share,
  excluding special items                0.45 (a)      (0.20) (c)    (1.19) (d)      (0.20) (e)       1.13
Total assets                          467,014        376,406       433,864         417,187         346,741
Long-term debt including
  current maturities                  415,688        245,994       250,712         244,706         109,038


Notes: All special items listed below are pre-tax.
(a) Excludes a $147.7 million impairment loss related to the accelerated retirement of the DC-9 fleet as a result of the introduction of the B717 fleet and a gain of $19.6 million for a litigation settlement.
(b) See Note 1 to the consolidated financial statements.
(c) Excludes a $27.5 million impairment loss related to the acceleration of the retirement of four owned B737 aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes.
(d) Excludes a $24.8 million charge related to the shutdown of the airline in 1996 and a $5.2 million charge for the renaming of the airline in connection with the merger with Airways Corporation in November 1997.
(e) Excludes a $68.0 million charge related to the shutdown of the airline in 1996, a $3.9 million gain on the sale of property, a $13.0 million arrangement fee for aircraft transfer and a $2.8 million gain on insurance recovery.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

Results of Operations

For the twelve months ended December 31, 1999, 1998 and 1997

The following is a table of selected operational statistics and financial data for the twelve months ended December 31, 1999, 1998 and 1997:

                                                                    Twelve Months Ended
                                                                        December 31,
                                                       1999               1998                 1997
                                                     ---------          ---------            ---------
Revenues passengers                                  6,460,533          5,462,827            3,005,731
Revenue passengers miles /(1)/ (000's)               3,473,490          3,244,539            1,597,585
Available seat miles /(2)/ (000's)                   5,467,556          5,442,234            3,017,892
Passenger load factor /(3)/                               63.5%              59.6%                52.9%
Break-even load factor /(4)/                              59.4%              61.5%                76.3%
Average yield per revenue
  passenger mile /(5)/                                   14.01(cents)       12.97(cents)         12.58(cents)
Passenger revenue per available
  seat mile /(6)/                                         8.90(cents)        7.73(cents)          6.66(cents)
Operating cost per available seat mile /(7)/              8.19(cents)        7.91(cents)          9.38(cents)
Average stage length (miles)                               528                546                  468
Average cost of aircraft fuel per gallon                 49.95(cents)       54.87(cents)         69.00(cents)
Average daily utilization /(8)/ (hours)                   9:54               9:42                 8:25
Number of aircraft in fleet at end of period                47                 50                   53




(1)  The number of scheduled revenue miles flown by passengers.
(2) The number of seats available for passengers multiplied by the number of scheduled miles each seat is flown.
(3) The percentage of aircraft seating capacity that is utilized is calculated by dividing revenue passenger miles by available seat miles.
(4) Excluding shutdown and other nonrecurring, rebranding and impairment charges, the percentage of seats that must be occupied by revenue passengers in order for the Company to break even on a pre-tax income basis.
(5)  The average amount one passenger pays to fly one mile.
(6)  Passenger revenue divided by available seat miles.
(7) Operating expenses, excluding shutdown and other nonrecurring, rebranding and impairment charges, divided by available seat miles.
(8) The average number of hours per day that an aircraft flown in revenue service is operated.

Operating expenses per Available Seat Mile: (excluding shutdown and other nonrecurring, rebranding and impairment charges)

                                                                    For the twelve months
                                                                      ended December 31,
                                                      1999                   1998                1997
                                                    --------              ---------           ---------
Operating expenses
 Salaries, wages and benefits                        2.21(cents)          1.99(cents)         1.79(cents)
 Aircraft fuel                                       1.25                 1.32                1.62
 Maintenance, materials and repairs                  1.58                 1.37                2.03
 Commissions                                         0.68                 0.64                0.33
 Landing fees and other rents                        0.49                 0.43                0.60
 Marketing and advertising                           0.29                 0.28                0.44
 Aircraft rent                                       0.09                 0.13                0.03
 Depreciation                                        0.52                 0.53                0.93
 Other operating                                     1.08                 1.22                1.61
                                                     ----------           ----------          ----------
   Total operating expenses                          8.19(cents)          7.91(cents)         9.38(cents)
                                                     ==========           ==========          ==========

1999 Compared to 1998

Summary

Excluding the pre-tax impairment charge of $147.7 million and litigation settlement gain of $19.6 million, we recorded net income of $29.1 million or 45 cents per share in 1999 versus a net loss, excluding a pre-tax impairment charge of $27.5 million, of $13.2 million or 20 cents per share in 1998. We recorded a net loss of $99.4 million for the year ended December 31, 1999 compared to a net loss of $40.7 million for the year ended December 31, 1998.

Excluding the special items mentioned above, our operating income increased $47.2 million to $56.1 million in 1999 from $8.9 million in 1998. Excluding special items, our operating margin in 1999 was 11.1% versus an operating margin of 2.0% in 1998.

Operating Revenues

Passenger revenues increased by 15.6% or $65.6 million in 1999 compared to 1998. The growth in our passenger revenue stems from increasing traffic demand in both the business and leisure market segments. Business class loads were up significantly versus last year. Adjustments in pricing and inventory strategies also led to gains in leisure traffic. Yield (the average amount a passenger pays to fly one mile) increased by 8.0%, year over year, from 13.0 cents to 14.0 cents.

Unit revenue increased 15.1%, from 7.7 cents to 8.9 cents in 1998 and 1999, respectively - better improvements than any major airline in the industry.

Our traffic, or revenue passenger miles (RPMs), increased 7.1% or 229.0 million on a 0.5% increase in capacity, or available seat miles (ASMs). For the year ended December 31, 1999, load factor increased 3.9 points to 63.5% versus 59.6% for the year ended December 31, 1998. However, we continue to experience strong competition that could negatively impact future loads and yields.

Other revenue increased 121.8%, or $18.2 million, this year compared to last year due to the $19.6 million gain from a litigation settlement.

Operating Expenses

Excluding the impairment charges in 1999 and 1998, operating expenses increased $17.4 million or 4.0% year over year. Our operating cost per ASM, excluding impairment charges, increased 3.5% to 8.19 cents from 7.91 cents a year ago. Salaries, wages and benefits increased 11.3%, or $12.3 million, due to a 6.1% increase in overall headcount and contractual wage increases for our union-represented labor groups. Aircraft fuel expense decreased year over year by $3.6 million, or 5.0%, due to a 9.0% decrease in the average fuel cost per gallon offset by a 4.4% increase in fuel consumption. Maintenance increased 15.8% or $11.8 million, due to a volume increase of five check lines as a result of completing our structural life improvement program, and six additional engine overhauls. The timing of maintenance to be performed is determined by the number of hours an aircraft and engine are flown. Commissions paid to travel agents increased $2.4 million or 6.9% due to an increase in commissionable sales, offset by a rate reduction from 10% to 8% during the second quarter of 1998 and a further reduction to 5% during the fourth quarter of 1999. Landing fees and other rents increased $3.6 million compared to the year ended 1998 due to increased departures. We operated 5.1% more departures in 1999 than 1998, at 96,858 and 92,141, respectively. Aircraft rent decreased $2.4 million in 1999 from 1998 due to the return of five leased B737 aircraft throughout the year. Other operating expenses decreased by $7.3 million, or 11.0%, primarily due to the decline of credit card chargebacks and communications costs.

In the fourth quarter of 1999, we decided to accelerate the retirement of our owned DC-9 fleet to accommodate the introduction of the B717 fleet. In connection with our decision to accelerate the retirement of these aircraft, we performed an evaluation to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decision was made, resulting in a $147.7 million impairment charge. We considered recent transactions and market trends involving similar aircraft in determining the fair market value. See Note 10 to the consolidated financial statements.

Non-operating Expenses

Interest expense, net of interest income, increased 11.2% due to the November 3, 1999, issuance of $178.9 million of debt for financing ten B717 aircraft. See
Note 5 to the consolidated financial statements.

Income tax expense was $2.7 million and $0 in 1999 and 1998, respectively. The 1999 tax expense results from the utilization of a portion of our $141 million of net operating loss ("NOL") carryforwards, existing at December 31, 1998, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards. We have not recognized any benefit from the use beyond 1999 of NOL carryforwards because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

1998 Compared to 1997

Summary

Our results of operations for 1997 are not reflective of the results to be expected in future periods. This comes as a result of reduced service levels during the year of 1997, incremental costs incurred to reinitiate service to certain markets and to reactivate aircraft taken out of service and the merger of Airways Corporation into our Company in November 1997. Our financial results include the operations of Airways Corporation only from and after November 17, 1997, the date of the Merger.

We recorded a net loss of $40.7 million and $96.7 million for the years ended December 31, 1998 and 1997, respectively. Excluding the impairment charge of $27.5 million, we recorded a net loss of $13.2 million, or 20 cents per share, in 1998 versus a net loss of $66.6 million, excluding a charge of $30.1 million related to rebranding and shutdown costs, or $1.19 per share, in 1997.

Excluding the special items previously mentioned, our operating income increased $80.6 million, from an operating loss of $71.7 million in 1997 to operating income of $8.9 million in 1998. Our operating margin in 1998 was 2.0% versus an operating margin deficit of 33.9% in 1997.

Operating Revenues

Passenger revenues in 1998 were $420.9 million as compared to $200.9 million for the year ending December 31, 1997. The 109.5% increase is principally due to an 81.8% increase in revenue passengers enplaned and a 103.1% increase in revenue passenger miles. Our yield (the average amount that a passenger pays to fly one mile) increased 3.2%, year over year, from 12.6 cents to 13.0 cents.

Our RPMs increased 103.1%, or 1.6 billion, on an 80.3% increase in ASMs. For the year ended December 31, 1998, load factor increased 6.7 points to 59.6% versus 52.9% for the twelve months ended December 31, 1997.

Cargo revenue increased 55.0%, from $2.3 million in 1997 to $3.5 million in 1998 due to an 80.3% increase in capacity.

Other revenues increased 80.5%, or $6.7 million, in 1998 compared to 1997 due to the 81.8% increase in revenue passengers enplaned.

Operating Expenses

Excluding the impairment charge in 1998 and rebranding and shutdown and other nonrecurring charges in 1997, operating expenses increased $147.2 million or 52.0%. Our operating cost per ASM decreased 15.7% to 7.91 cents from 9.38 cents in 1997. Labor costs increased from $54.1 million in 1997 to $108.5 million in 1998 primarily due to contractual wage increases for our union-represented labor groups and the acquisition of Airways Corporation on November 17, 1997. Aircraft fuel increased 47.4% primarily due to the increase in consumption related to increased service levels, offset by a 21.7% decrease in price per gallon in 1998 from 69.0 cents per gallon 54.0 cents per gallon. Maintenance costs increased 21.7% due to additional check lines and engine overhauls principally resulting from an increase in the number of operating aircraft from 44 at December 31, 1997 to 50 at December 31, 1998. Commissions expense increased 246.1% largely due to the increase in passenger volume and the increase of travel agency bookings through the Airline Reporting Corporation ("ARC"), which we joined in September 1997. Landing fees and other rents increased 28.2%, from $18.2 million in 1997 to $23.4 million in 1998, due to a 72% increase in number of departures. Marketing and advertising increased 13.6% from $13.3 million in 1997 to $15.1 million in 1998. However, as a percentage of revenue, marketing and advertising decreased 2.9 percentage points from 6.3% in 1997 to 3.4% in 1998, which is more in line with industry standards. Aircraft rent increased from $0.9 million in 1997 to $7.2 million in 1998 due to a full year of B737 rent expense versus only six weeks of aircraft rent expense recognized after the acquisition of Airways Corporation in November 1997. Depreciation expense remained flat year over year. Additional capital spending increased depreciation $12 million offset by a $12 million reduction due to revising the salvage values of our DC-9 equipment. See
Note 1 of the consolidated financial statements. Other operating expenses increased 37.3%, or $18.0 million, in 1998 as compared to 1997, primarily as a result of increases in passenger and aircraft servicing expenses.

In the fourth quarter of 1998, we decided to accelerate the retirement of four owned Boeing B737 aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes. The B737s are intended to be replaced with B717 aircraft. In connection with our decision to accelerate the retirement of these aircraft, which were acquired in the acquisition of Airways Corporation, we performed an evaluation to determine, in accordance with SFAS No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets and an allocation of cost in excess of net assets acquired resulting from the acquisition of Airways

Corporation. SFAS No. 121 requires that when a group of assets being tested for impairment was acquired as part of a business combination that was accounted for using the purchase method of accounting, any cost in excess of net assets acquired that arose as part of the transaction must be included as part of the asset grouping. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount and allocated cost in excess of net assets acquired, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decision was made, resulting in a $27.5 million impairment loss. We considered recent transactions and market trends involving similar aircraft in determining the fair market value. See Note 10 to our consolidated financial statements.

During 1997, we incurred $30.1 million of costs attributable to rebranding the airline and shutdown and other nonrecurring costs attributable to the continued effects of the reduced schedule after the 1996 suspension of operations. No such costs were incurred during 1998.

Non-operating Expenses

Interest expense, net, increased $4.5 million primarily due to the decrease in interest income earned from excess cash as a result of cash and cash equivalents decreasing from $86.0 million at December 31, 1997 to $10.9 million at December 31, 1998.

We have not recognized any benefit from the future use of operating loss carryforwards because our evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Our income tax benefit was $0 and $22.8 million in 1998 and 1997, respectively. The benefit recorded in 1997 was the result of operating loss carryback claims.

Outlook for 2000

During 1999, we celebrated many accomplishments on our return to profitability. The accomplishments include, but are not limited to:

 . Four quarters of profitability (exclusive of impairment loss in fourth quarter and litigation settlement gain)

 . Significant improvement in cash balance

 . Introduction and delivery of eight B717 aircraft

 . Awarded 75% of Department of Defense contract awards in which we bid - estimated to be worth nearly $9.0 million per year

 . Significant Revenue per ASM growth compared to the industry

We expect 2000 to be another good year for our airline. We will benefit from the travel agent commission reduction from 8% to 5%, reduced maintenance costs per block hour and reduced depreciation expense as a result of the impairment loss. We are exposed to high jet fuel prices without the benefit of a significant hedge. Higher interest expense is also a risk we will face in 2000. We are incurring higher interest expense due to aircraft financing. In addition, there can be no assurance that attractive financing will be available when we seek to refinance our $230.0 million of debt due in April 2001.

Year 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $800,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Liquidity and Capital Resources

We rely primarily on operating cash flows to provide working capital. We have no lines of credit or other facilities. As of December 31, 1999, we had cash and cash equivalents of $58.1 million compared to $10.9 million at December 31, 1998 and working capital deficit of $7.3 million compared to a working capital deficit of $30.8 million at December 31, 1999 and 1998, respectively. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that our access to capital is constrained, we may not be able to make certain capital expenditures or to continue to implement certain other aspects of our strategic plan, and we may therefore be unable to achieve the full benefits expected therefrom. Based on the favorable economic conditions of the U.S. airline industry, we expect to be able to generate positive working capital through our operations; however, we cannot predict whether the current favorable economic trends and conditions will continue, or the effects of competition or other factors, such as increased fuel prices, that are beyond our control.

As of December 31, 1999, cash and cash equivalents increased from December 31, 1998 by $47.2 million. Operating activities generated $75.7 million in cash. Investing activities used cash of $197.7 million primarily related to the acquisition of eight B717 aircraft and several DC-9 hush kits. Financing activities generated cash of $169.2 million in connection with issuance of debt for the acquisition of ten B717 aircraft offset by long-term debt payments.

As of December 31, 1999, our operating fleet consisted of 35 DC-9 aircraft, four B737 aircraft and eight B717 aircraft. We returned five leased B737 aircraft and grounded six Stage 2 DC-9 and B737 aircraft during 1999.

We have contracted with Boeing for the purchase of 50 B717 aircraft for delivery from 1999 to 2002 - of which eight had been delivered as of December 31, 1999. During the third quarter of 1998, we reached an agreement with Boeing to defer the remaining progress payments until the first delivery, which occurred in September 1999. Progress payments resumed in September 1999 and we paid $6.6 million in progress payments through December 1999. There can be no assurance that cash provided by Operations will be sufficient to meet the progress payments for the B717s. If we exercise our option to acquire up to an additional 50 B717 aircraft, additional payments could be required beginning in 2001. We expect to finance at least 85% of the cost of each of these aircraft. We completed a private placement of $178.9 million, enhanced equipment trust certificates (EETCs) on November 3, 1999. The proceeds will be used to purchase the first ten B717 aircraft. The EETCs bear interest at 10.63% per annum and are payable in semi-annual installments from April 17, 2000, through April 17, 2017. Although Boeing has agreed to provide financing support with respect to the remaining aircraft to be acquired, we will be required to obtain the financing from other sources. We believe that with the support to be provided by Boeing, aircraft-related debt financing should be available when needed. However, there is no assurance that we will be able to obtain sufficient financing on attractive terms, if at all. If we are unable to secure acceptable financing, we could be required to modify our aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on our results of operations and cash flows.

On November 5, 1999, we announced our decision to accelerate the retirement of the DC-9 fleet to accommodate the introduction of the B717 fleet. The accelerated retirement allows for a more moderate capacity growth and resulted in a non-cash pretax fleet disposition charge of $147.7 million during the fourth quarter of 1999.

As of December 31, 1999, our debt related to asset financing totaled $265.7 million, with respect to which aircraft and certain other equipment are pledged as security. Included in such amount is $80.0 million of 10.50% Senior Secured Notes due April 2001 under which interest is payable semi-annually and the $178.9 million of 10.63% enhanced equipment trust certificates, of which a portion of interest and principal is payable semi-annually. In addition, we have $150.0 million of 10.25% Senior Notes outstanding. The principal balance of the Senior Notes is due in April 2001 and interest is payable semi-annually. The entire principal amount of the Senior Notes ($150.0 million) and Senior Secured Notes ($80.0 million) will become due on April 15, 2001. We do not expect to generate sufficient cash flow from operations to repay all $230.0 million of such debt by its due date. Accordingly, we will likely need to refinance all or a portion of the outstanding debt through additional equity or debt or a combination thereof. The ability to refinance our debt depends on our future performance and financial results. Such results are subject to general economic, financial, competitive, legislative, regulatory, and other factors
that are, to some extent, beyond our control.   All of our debt has final
maturities ranging from 2000 to 2017 with scheduled debt payments as of December 31, 1999 as follows: 2000--$19.6 million, 2001--$232.2 million, 2002--$7.5 million, 2003--$4.6 million, 2004--$6.1 million and thereafter--$145.7 million.

Certain debt bears interest at rates ranging from 5.85% to 11.67% per annum and is repayable in consecutive monthly or quarterly installments over a four- to
seven-year period.   One of these notes, with an aggregate unpaid principal
balance of approximately $1.2 million as of December 31, 1999, has a variable rate of interest based on the London Interbank Offered Rate ("LIBOR") plus 1.50% to 3.73%.

Due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that we would be able to pass on increased fuel prices to our customers by increasing fares.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for periods beginning after June 15, 2000. We are currently evaluating SFAS No. 133 and have not yet determined its impact on the consolidated financial statements.

Forward-Looking Statements

The statements that are contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "expects", "intends", "believes", "will" or the negative thereof or other variations thereon or comparable terminology.

We wish to caution the reader that the forward-looking statements contained in this Report are only estimates or predictions and are not historical facts. Such statements include, but are not limited to:

 . Our performance in future periods;

 . our ability to maintain profitability and to generate working capital from operations;

 . our ability to take delivery of and to finance aircraft;

 . the adequacy of our Company's insurance coverage; and

 . the results of pending litigation or investigations.

No assurance can be given that future results will be achieved and actual events or results may differ materially as a result of risks facing our Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to:

 . consumer demand and acceptance of services offered by our Company;

 . our ability to achieve and maintain acceptable cost levels;

 . fare levels and actions by competitors;

 . regulatory matters, general economic conditions; commodity prices; and

 . changing business strategy and results of litigation.

Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained elsewhere in our Form 10-K for the year ended December 31, 1999.

All forward-looking statements made in connection with this Report are expressly qualified in their entirety by these cautionary statements. Our Company disclaims any obligation to update or correct any of its forward-looking statements.

Business Strategy

Even though we currently have no plans to do so, we may change our business strategy in the future and may not pursue some of the goals and initiatives stated herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Market Risk Sensitive Instruments and Positions

We are subject to certain market risks including interest rates and commodity prices (i.e., aircraft fuel). The adverse effects of changes in these markets pose a potential loss as discussed below. The sensitivity analyses do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to the consolidated financial statements for a description of our Company's financial policies and additional information.

Interest Rates

As of December 31, 1999 and 1998, the fair value of our long-term debt was estimated to be $392.3 million and $175.3 million, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates, was approximately $8.0 million as of December 31, 1999, and approximately $4.2 million as of December 31, 1998.

Aircraft Fuel

Our results of operations are impacted by changes in the price of aircraft fuel. Excluding the impairment charges, aircraft fuel accounted for 15.3% and 16.7% of our operating expenses in 1999 and 1998, respectively. Based on our 2000 projected fuel consumption, a ten percent increase in the average price per gallon of aircraft fuel at December 31, 1999 would increase fuel expense for the next twelve months by approximately $10.8 million, net of hedging instruments outstanding at December 31, 1999. Comparatively, based on 1999 fuel usage, a 10% increase in fuel prices would have resulted in an increase in fuel expense of approximately $2.8 million, net of hedging instruments utilized during 1999. The increase in market risk is primarily due to our fuel hedging contracts covering significantly more fuel requirements in 1999 than in 2000. In 1999, we entered into fixed rate swap contracts and jet fuel purchase commitments in order to manage the price risk and utilization of fuel cost. At December 31, 1999, we had hedged approximately 11% of our projected fuel requirements for the first six months of 2000.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 18, 2000, which Proxy Statement is to be filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 18, 2000, which Proxy Statement is to be filed with the Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information required by this Item is incorporated herein by reference to the data under the heading "STOCK OWNERSHIP" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 18, 2000, which Proxy Statement is to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by this Item is incorporated herein by reference to the data under the heading "CERTAIN TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of Stockholders to be held May 18, 2000, which Proxy Statement is to be filed with the Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a) 1. The response to this portion of Item 14 is submitted as a separate section of this report.
     2. The response to this portion of Item 14 is submitted as a separate section of this report.
     3. Filing of Exhibits:
        4.13 Second Supplemental Indenture dated April 23, 1999, among the Company, its subsidiaries and The Bank of New York.
        4.14 Third Supplemental Indenture dated December 30, 1999, among the Company, its subsidiaries and The Bank of New York
        10.21 Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut, National Association and First Security Bank, National Association.
        Exhibit 21 - Subsidiaries of the Registrant
        Exhibit 23 - Consent of Independent Auditors
        Exhibit 27 - Financial Data Schedule



(b)     Reports on Form 8-K:

        Form 8-K dated October 21, 1999 to report third quarter earnings.


(c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.


Exhibit No. And Description
---------------------------

3.1   Articles of Incorporation (1)
3.2   Bylaws  (As amended on November 17, 1997) (10)
4.1   See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as
      Exhibit 3.2
4.2 Agreement and Plan of Merger among the Company, ValuJet Airlines, Inc. and VJET Acquisition, Inc. (1)
4.3 Plan of Reorganization and Agreement of Merger dated July 10, 1997, between the Company and Airways Corporation (2)
4.4 Plan of Merger dated July 10, 1997, between the Company and Airways Corporation (2)
4.5 Amendment to Plan of Reorganization and Agreement of Merger between the Company and Airways Corporation (2)

4.6   Amendment to Plan of Merger between the Company and Airways Corporation
      (2)
4.7 Indenture dated as of April 17, 1996, among the Company, its subsidiaries and Bank of Montreal Trust Company, as Trustee (3)
4.8 First Supplemental Indenture dated August 26, 1996, among the Company, its subsidiaries, Bank of Montreal Trust Company and Fleet National Bank (11)
4.9 Second Supplemental Indenture dated August 5, 1997, among the Company, its subsidiaries and State Street Bank and Trust (10)
4.10 Third Supplemental Indenture dated November 17, 1997, among the Company, its subsidiaries and State Street Bank and Trust (11)
4.11 Indenture dated August 13, 1997, among the Company, its subsidiaries and The Bank of New York, as Trustee (4)
4.12 First Supplemental Indenture dated November 17, 1997, among the Company, its subsidiaries and The Bank of New York (11)
4.13 Second Supplemental Indenture dated April 23, 1999, among the Company, its subsidiaries and The Bank of New York (Page 71)
4.14 Third Supplemental Indenture dated December 30, 1999, among the Company, its subsidiaries and The Bank of New York (Page 75)
10.1 Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (5)(6)
10.2  1993 Incentive Stock Option Plan  (5)(6)
10.3  1994 Stock Option Plan (5)(6)
10.5  1995 Employee Stock Purchase Plan (7)
10.6 Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement
      (8)
10.7 Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (8)
10.8  1996 Stock Option Plan  (6)(9)
10.9 Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy (6) (10)
10.10 Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan (6) (10)
10.11 Airways Corporation 1995 Stock Option Plan  (6)(12)
10.12 Airways Corporation 1995 Directors Stock Option Plan  (6)(12)
10.13 Lease of headquarters in Orlando, Florida, dated November 14, 1995 (13)
10.14 Orlando International Lease and Use Agreement (14)
10.15 Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (15)
10.16 Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (15)
10.17 Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and The Company. dated January 25, 1996 (15)
10.18 Supplemental Agreement dated as of November 17, 1998, between the
      Company and D. Joseph Corr (11)
10.19 Employment Agreement dated as of January 4, 1999, between the Company and Joseph B. Leonard (11)

10.20 Loan Agreement dated as of January 25, 1999, among the Company, Lewis H. Jordan, Robert L Priddy, Timothy P. Flynn and Maurice J. Gallagher, Jr.
      (11)
10.21 Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association. (Page 82)
21    Subsidiaries of the Registrant (Page 574)
23    Consent of Independent Auditors (Page 575)
27    Financial Data Schedule (Page 576)

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2) Incorporated by reference to the Company's Registration Statement Form S-4, registration number 333-33837, filed with the Commission on August 18, 1997 and amendments thereto.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 0-26914, filed with the Commission on May 3, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-37487, filed with the Commission on October 9, 1997 and amendments thereto.
(5) Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(6) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-24164, filed with the Commission on March 29, 1996 and amendment thereto.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.
(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-26914, filed with the Commission on

      March 31, 1999.
(12) Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(13) Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(14) Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(15) Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AIRTRAN HOLDINGS, INC.

                                By:

                                /s/ Joseph B. Leonard
                                ---------------------
                                Joseph B. Leonard
                                Chairman, President and Chief Executive Officer
                                Date: March 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard                                       March 22, 2000
---------------------
Joseph B. Leonard
Chairman, President and Chief Executive Officer

/s/ Robert L. Fornaro                                       March 22, 2000
---------------------
Robert L. Fornaro
President and Chief Financial Officer

/s/ David W. Lancelot                                       March 22, 2000
---------------------
David W. Lancelot
Vice President and Controller (Chief Accounting Officer)

/s/ Don L. Chapman                                          March 22, 2000
------------------
Don L. Chapman
Director

/s/ John K. Ellingboe                                       March 22, 2000
---------------------
John K. Ellingboe
Director

/s/ Lewis H. Jordan                                         March 22, 2000
-------------------
Lewis H. Jordan
Director

/s/ Robert L. Priddy                                        March 22, 2000
--------------------
Robert L. Priddy
Director

/s/ Robert D. Swenson                                       March 22, 2000
---------------------
Robert D. Swenson
Director

                          ANNUAL REPORT ON FORM 10-K
                  ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULE

                         YEAR ENDED DECEMBER 31, 1999

                            AirTran Holdings, Inc.

                               Orlando, Florida

The following consolidated financial statements of AirTran Holdings, Inc. are included in Item 8:

                                   CONTENTS

Consolidated statements of operations - Years ended
December 31, 1999, 1998, and 1997........................................  47

Consolidated balance sheets - December 31, 1999 and 1998.................  48

Consolidated statements of stockholders' equity (deficit) - Years ended
December 31, 1999, 1998, and 1997........................................  50

Consolidated statements of cash flows - Years ended
December 31, 1999, 1998, and 1997........................................  51

Notes to consolidated financial statements - December 31, 1999...........  52

The following consolidated financial statements schedule of AirTran Holdings, Inc. is included in Item 14(d):

     Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors


The Stockholders and Board of Directors
AirTran Holdings, Inc.

     We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for
each of the three years in the period ended December 31, 1999.   Our audits also
included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Atlanta, Georgia
January 25, 2000

                            AirTran Holdings, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                   Year ended December 31,
                                                 1999        1998        1997
                                              --------    --------    --------
Operating revenues:
   Passenger                                  $486,487    $420,901    $200,939
   Cargo                                         3,888       3,488       2,250
   Other                                        33,093      14,918       8,267
                                              --------    --------    --------
     Total operating revenues                  523,468     439,307     211,456

Operating expenses:
   Salaries, wages and benefits                120,737     108,461      54,133
   Aircraft fuel                                68,331      71,922      48,797
   Maintenance, materials and repairs           86,374      74,577      61,270
   Commissions                                  37,278      34,886      10,079
   Landing fees and other rents                 27,004      23,366      18,227
   Marketing and advertising                    15,643      15,112      13,299
   Aircraft rent                                 4,869       7,241         946
   Depreciation                                 28,533      28,591      28,148
   Other operating                              58,952      66,216      48,241
   Impairment loss                             147,735      27,492           -
   Shutdown and other nonrecurring                   -           -      24,839
   Rebranding                                        -           -       5,243
                                              --------    --------    --------
     Total operating expenses                  595,456     457,864     313,222
                                              --------    --------    --------
Operating loss                                 (71,988)    (18,557)   (101,766)
Interest (income) expense:
   Interest income                              (3,183)     (3,181)     (6,659)
   Interest expense                             27,850      25,362      24,331
                                              --------    --------    --------
Interest expense, net                           24,667      22,181      17,672
                                              --------    --------    --------

Loss before income taxes                       (96,655)    (40,738)   (119,438)
Income tax expense (benefit)                     2,739           -     (22,775)
                                              --------    --------   ---------
Net loss                                      $(99,394)   $(40,738)  $ (96,663)
                                              ========    ========   =========
Basic and diluted loss per share              $  (1.53)   $  (0.63)  $   (1.72)
                                              ========    ========   =========
Weighted average shares outstanding
   (basic and diluted)                          65,097      64,641      56,068
                                              ========    ========   =========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                              December 31,
Assets                                                     1999          1998
------                                                  --------      --------
Current assets:
  Cash and cash equivalents                             $ 58,102      $ 10,882
  Restricted cash                                         18,069        13,459
  Accounts receivable, less allowance of $927 and
    $1,325 at December 31, 1999 and 1998, respectively     7,599         7,784
  Spare parts, materials and supplies, less allowance
    for obsolescence of $2,260 and $4,259 at
    December 31, 1999 and 1998, respectively               5,816        11,486
  Prepaid expenses                                        14,058         9,346
                                                        --------      --------
    Total current assets                                 103,644        52,957

Property and equipment:
  Flight equipment                                       244,662       306,026
    Less: Accumulated depreciation                        (4,973)      (87,084)
                                                        --------      --------
                                                         239,689       218,942

  Purchase deposits for flight equipment                  22,562        36,518

  Other property and equipment                            24,914        23,491
    Less: Accumulated depreciation                       (13,436)      (10,542)
                                                        --------      --------
                                                          11,478        12,949
                                                        --------      --------
                                                         273,729       268,409

Other assets:
  Intangibles resulting from business acquisition         38,862        42,727
  Unexpended debt proceeds                                39,232             -
  Debt issuance costs                                      5,733         6,956
  Other assets                                             5,814         5,357
                                                        --------      --------
Total assets                                            $467,014      $376,406
                                                        ========      ========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                               December 31,
Liabilities and Stockholders' Equity (Deficit)               1999        1998
----------------------------------------------            --------    --------
Current liabilities:
  Accounts payable                                       $  10,410    $ 13,252
  Accrued liabilities                                       57,456      44,508
  Air traffic liability                                     23,491      17,022
  Current portion of long-term debt                         19,569       8,929
                                                          --------    --------
    Total current liabilities                              110,926      83,711

Long-term debt, less current portion                       396,119     237,065

Stockholders' equity (deficit):
  Preferred stock, $.01 par value per share, 5,000 shares
    authorized, no shares issued or outstanding                  -           -
  Common stock, $.001 par value per share, 1,000,000
    shares authorized, and 65,698 and 64,898 shares
    issued and outstanding at December 31, 1999 and
    1998, respectively                                          66          65
  Additional paid-in capital                               150,589     146,857
  Accumulated deficit                                     (190,686)    (91,292)
                                                         ---------    --------
Total stockholders' equity (deficit)                       (40,031)     55,630
                                                         ---------    --------
Total liabilities and stockholders' equity (deficit)     $ 467,014    $376,406
                                                         =========    ========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
           Consolidated Statements of Stockholders' Equity (Deficit)
                                (In thousands)

                                                                           Common Stock
                                                                          --------------
                                                                                                         Retained         Total
                                                                                          Additional     Earnings     Stockholders'
                                                                                           Paid-in     (Accumulated      Equity
                                                                    Shares     Amount      Capital       Deficit)       (Deficit)
                                                                   ----------------------------------------------------------------
Balance at January 1, 1997                                          54,876     $  55      $ 77,235     $  46,109         $123,399
  Issuance of common stock for exercise of options                     317         -           904             -              904
  Issuance of common stock under stock purchase plan                    24         -           143             -              143
  Issuance of common stock and stock options to acquire business     9,095         9        66,655             -           66,664
  Net loss                                                               -         -             -       (96,663)         (96,663)
                                                                   ----------------------------------------------------------------
Balance at December 31, 1997                                        64,312        64       144,937       (50,554)          94,447
  Issuance of common stock for exercise of options                     563         1         1,790             -            1,791
  Issuance of common stock under stock purchase plan                    23         -           130             -              130
  Net loss                                                               -         -             -       (40,738)         (40,738)
                                                                   ----------------------------------------------------------------
Balance at December 31, 1998                                        64,898        65       146,857       (91,292)          55,630
  Issuance of common stock for exercise of option                      226         -         1,031             -            1,031
  Issuance of common stock under stock purchase plan                    51         -           202             -              202
  Issuance of common stock in litigation settlement                    523         1         2,499             -            2,500
  Net loss                                                               -         -             -       (99,394)         (99,394)
                                                                   ----------------------------------------------------------------
Balance at December 31, 1999                                        65,698     $  66      $150,589     $(190,686)        $(40,031)
                                                                   ================================================================
See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                                Year Ended December 31,
                                                                                       1999              1998            1997
                                                                                    ----------        ---------       ---------
Operating activities:
Net loss                                                                            $ (99,394)        $(40,738)       $ (96,663)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                                  30,432           31,525           32,376
        Impairment loss                                                               147,735           27,492                -
        Provisions for uncollectible accounts                                           4,022            8,003            2,895
        Deferred income taxes                                                           2,387                -          (13,221)
        Changes in current operating assets and liabilities:
          Restricted cash                                                              (4,610)          (7,494)           4,480
          Accounts receivable                                                          (3,837)         (11,425)          (1,420)
          Spare parts, materials and supplies                                          (1,657)          (1,878)             (94)
          Prepaid expenses and deposits                                                (5,169)           5,911            5,556
          Accounts payable and accrued liabilities                                       (636)         (19,476)          28,879
          Air traffic liability                                                         6,469            2,106              153
          Income tax payable                                                                -                -           21,472
                                                                                    ---------         --------        ---------
Net cash flows provided by (used for) operating activities                             75,742           (5,974)         (15,587)

Investing activities:
    Purchases of property and equipment                                              (187,667)         (66,716)         (30,349)
    Refund of aircraft purchase deposits                                                4,374                -                -
    Cash paid for acquisition, net of cash acquired                                         -                -             (364)
    Preacquisition advance to Airways Corporation                                           -                -          (11,681)
    Restricted funds for aircraft purchases                                           (39,232)               -                -
    Proceeds from disposal of equipment                                                24,815              370            3,595
                                                                                    ---------         --------        ---------
Net cash flows used for investing activities                                         (197,710)         (66,346)         (38,799)

Financing activities;
    Issuance of long-term debt                                                        244,756            6,100           72,493
    Payments of long-term debt                                                        (76,801)         (10,844)         (83,142)
    Proceeds from sale of common stock                                                  1,233            1,921            1,047
                                                                                    ---------        ---------        ---------
Net cash flows provided (used for) financing activities                               169,188           (2,823)          (9,602)
                                                                                    ---------        ---------        ---------
    Net increase (decrease) in cash and cash equivalents                               47,220          (75,143)         (63,988)
Cash and cash equivalents at beginning of period                                       10,882           86,025          150,013
                                                                                    ---------        ---------        ---------
Cash and cash equivalents at end of period                                          $  58,102        $  10,882        $  86,025
                                                                                    =========        =========        =========
Supplemental disclosures of cash flow activities:
    Cash paid for interest, net of amounts capitalized                              $  23,911        $  21,557        $  22,776
                                                                                    =========        =========        =========
    Income taxes (refunded) paid                                                    $     420        $  (9,686)       $ (31,124)
                                                                                    =========        =========        =========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reorganization and Principles of Consolidation

Pursuant to a Plan of Reorganization and Agreement of Merger, the Company acquired Airways Corporation ("Airways") on November 17, 1997, through a merger of Airways with and into the Company ("the Airways Merger"). In connection with the Airways Merger, each outstanding share of Common Stock, $.01 par value per share, of Airways was converted into and became the right to receive one share of Common Stock, $.001 par value per share, of ValuJet, Inc. Therefore, the then current shareholders of Airways became stockholders of AirTran Holdings, Inc. (formerly ValuJet, Inc.) and AirTran Airways, Inc. ("AirTran Airways"), Airways' wholly-owned subsidiary, became a wholly-owned subsidiary of AirTran Holdings, Inc. On August 6, 1999, AirTran Airlines, Inc., a wholly-owned subsidiary of the Company, was merged with and into AirTran Airways. See Note 2.

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

Spare Parts, Materials and Supplies

Spare parts, materials and supplies are stated at cost using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Property and Equipment

Property and equipment is stated on the basis of cost. Flight equipment is depreciated to its salvage values using the straight-line method.

The B717 fleet has a salvage value of 10% and useful life of 25 years. In conjunction with the 1999 impairment charge, the DC-9 fleet was written down to its fair market value. Accordingly, the salvage values were revised to 38% - 52%, and the useful lives were revised to 1 - 3 years. In conjunction with the 1998 impairment charge, the B737 fleet was written down to its fair market value, and the Company believes that the fair market value is indicative of its salvage value. The useful lives of the B737 aircraft were revised to two years. Aircraft parts are depreciated over the respective fleet life to a salvage value of 5%.

Other property and equipment is depreciated over three to ten years.

The estimated salvage values and depreciable lives are periodically reviewed for reasonableness and revised if necessary. At January 1, 1998, the Company revised its salvage values and useful lives on its DC-9 fleet and related equipment as outlined below:

                         1997             1998          1997          1998
                    Salvage Value    Salvage Value   Useful Life   Useful Life
                    -------------    -------------   -----------   -----------
Airframes                10%               40%       10-20 years   10-12 years
Engines                  10%               10%         3 years     10-12 years
Aircraft parts          5-50%               5%         3 years     fleet life


The revised salvage value of the Company's DC-9 fleet ranged from approximately $434,000 to $2,614,000 per aircraft. The effect of this change for the year ended December 31, 1998, was to increase income by approximately $12 million or $0.19 per share. At the time, these estimates more accurately reflected management's expectations of estimated fair values at the anticipated dates of disposal.

Measurement of Impairment

In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"), the Company records impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets.

Intangibles Resulting from Business Acquisition

Intangibles resulting from business acquisition consist of cost in excess of net assets acquired and the trade name and are being amortized using the straight-line method over 30 years. Accumulated amortization at December 31, 1999 and 1998 was approximately $3,704,000 and $2,227,000, respectively.

The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the expected future net cash flows (undiscounted and without interest) are less than the carrying amount of cost in excess of net assets acquired, the Company would record an impairment loss in the period such determination is made based on the fair value of the related business.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at the Company's weighted average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. In 1999, 1998 and 1997, approximately $6,736,000, $3,339,000 and $1,555,000 of interest cost was capitalized, respectively.

Aircraft and Engine Maintenance

The Company accounts for airframe and engine overhaul costs using the direct-expensing method. Overhauls are performed on a continuous basis and the cost of overhauls and routine maintenance costs for airframe and engine maintenance are charged to maintenance expense as incurred.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $14,799,000, $14,835,000 and $13,087,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Revenue Recognition

Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

Rebranding Expenses

Rebranding expenses represent costs incurred in 1997 in connection with the Company's name change such as costs for advertising, new signs, uniforms and conforming information systems.

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

Reclassification

Operating expenses in the 1998 and 1997 financial statements have been reclassified to the current presentation. This presentation complies with current industry standards. Certain other prior year amounts have been reclassified to conform with the current year financial statement presentation.

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

The non-cash investing activity for the acquisition is as follows:

Fair value of assets acquired                       $ 45,709
Intangibles resulting from business acquisition       58,029
Liabilities assumed                                  (36,710)
Fair value of common stock and options issued        (66,664)
                                                    --------
Net cash paid for acquisition                       $    364
                                                    ========

The following data represents the combined unaudited operating results of the Company on a pro forma basis as if the acquisition of Airways had occurred at the beginning of the period presented. The pro forma information does not necessarily reflect the results of operations as they would have been had the acquisition actually taken place at that time, nor are they indicative of the results of future combined operations. Adjustments include amounts of depreciation to reflect the fair market value and economic lives of property and equipment and amortization of intangible assets. In addition, adjustments were made to reflect the additional shares issued.

                              Unaudited Pro Forma
                         Year Ended December 31, 1997
                     (In thousands, except per share data)

         Total operating revenues                 $ 303,669
         Net loss                                  (107,017)
         Net loss per share:
           basic and diluted                          (1.67)

3. Commitments and Contingencies

Of the numerous lawsuits that were filed against the Company seeking damages attributable to those on Flight 592, there are two remaining cases proceeding in state courts in Florida and Texas. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability that may finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. The Company believes that the $750 million coverage available with respect to these claims will be sufficient to cover all claims arising from the accident. However, there can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.

In November 1997, the Company filed a suit against SabreTech and its parent corporation seeking to hold them responsible for the accident involving Flight
592. On September 23, 1999, the Company settled its lawsuit against SabreTech and its parent. The net proceeds of $19,640,000 from the settlement are included in other revenue in the 1999 statement of operations.

Several stockholder class action suits were filed against the Company and certain of its current and former executive officers and Directors. The suits were subsequently consolidated into a single action. On December 31, 1998, the Company entered into a Memorandum of Understanding to settle the consolidated lawsuit. Although the Company denied that it violated any of its obligations under the federal securities laws, it paid $2.5 million in cash and $2.5 million in common stock in the settlement which was approved on October 28, 1999.

From time to time, the Company is engaged in other litigation arising in the ordinary course of business. The Company does not believe that any such pending litigation will have a materially adverse effect on its results of operations or financial condition.

At December 31, 1999, the Company's contractual commitments consisted primarily of scheduled aircraft acquisitions. The Company has entered into a contract with The Boeing Company to purchase 50 new B717 aircraft, to be delivered from 1999 to 2002, with options to purchase another 50 B717 aircraft. Aggregate funding needed for these and all other aircraft commitments was approximately $780 million at December 31, 1999.

Approximately $86 million of this amount is required to be paid in progress payments due from 2000 to 2001. After progress payments, the balance of the total purchase price must be paid or financed upon delivery of each aircraft. While the major aircraft manufacturer is required to provide credit support for a limited portion of third party financing, the Company will be required to obtain financing from other sources relating to these deliveries. If the Company exercises its option to acquire up to an additional 50 aircraft, additional payments could be required beginning in 2001. In conjunction with these contractual commitments, the Company has made non-refundable deposits of approximately $22,562,000 at December 31, 1999.

The following chart outlines the approximate future required deposits for aircraft progress payments as of December 31, 1999 (in thousands):

                 2000                       $56,211
                 2001                        29,565
                 2002                             -
                                            -------
                                            $85,776
                                            =======

4. Fuel Price Risk Management

The Company entered into two fixed rate fuel swap contracts to protect against increases in jet fuel prices. Under the swap agreements, the Company receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. The change in market value of such agreements has a high correlation to the price changes of the fuel being hedged. Gains or losses on the fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on the fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 1999, the Company had a fuel hedging agreement with a broker-dealer on approximately 7.2 million gallons of fuel products, which represents 11% of its expected fuel needs for the first six months of 2000. The fair value of the Company's fuel hedging agreement at December 31, 1999, representing the amount the Company would receive upon termination of the agreement, totaled $1.1 million. If in the future, a fuel swap agreement were terminated, any resulting gain or loss would be deferred and amortized to fuel expense over the remaining life of the agreement. A default by the broker-dealer to the swap agreement would expose the Company to potential fuel price risk on the remaining fuel purchases in that the Company would be required to purchase fuel at the current fuel price rather than at the swap agreement exchange rate. The Company does not enter into fuel swap contracts for trading purposes.

5. Accrued Liabilities

                                         December 31,
                                        1999        1998
                                      --------    --------
                                         (In Thousands)
Accrued maintenance                   $24,278     $15,541
Accrued interest                        9,447       5,508
Accrued salaries, wages and benefits    8,961       4,931
Deferred gain                           6,300           -
Accrued federal excise taxes            2,176       3,042
Other                                   6,294      15,486
                                      -------     -------
                                      $57,456     $44,508
                                      =======     =======

6. Long-Term Debt

                                                              December 31,
                                                             1999       1998
                                                           --------   --------
                                                              (In Thousands)
Aircraft notes payable through 2017, 10.63% weighted
  average interest rate                                    $178,850   $      -
Senior notes due April 2001, 10.25% interest rate           150,000    150,000
Senior secured notes due April 2001, 10.50% interest rate    80,000     80,000
Promissory notes for aircraft and other equipment payable
  through 2002, 5.85% to 11.7% interest rates                 6,838     15,994
                                                           --------   --------
                                                            415,688    245,994
Less current maturities                                     (19,569)    (8,929)
                                                           --------   --------
                                                           $396,119   $237,065
                                                           ========   ========

The Company completed a private placement of $178,850,000 enhanced equipment trust certificates (EETCs) on November 3, 1999. The proceeds have been and will be used to purchase the first ten B717 aircraft, which will serve as collateral for the EETCs. Unexpended proceeds from the EETCs issue, $39,232,000 at December 31, 1999, are presented as a non-current asset in the balance sheet.

The promissory notes relate primarily to aircraft financing and bear interest at rates ranging from 5.85% to 11.67% per annum, and principal and interest payments are due in monthly or quarterly installments over four to seven year terms on a mortgage-style amortization based on the delivery date of the aircraft. One of these notes, with an aggregate unpaid principal balance of approximately $1,200,000 at December 31, 1999, has a variable rate of interest based on the London Interbank Offered Rate ("LIBOR") (5.82% at December 31,
1999) plus a range of 1.50% to 3.73%.

Certain aircraft, engines, computer and telephone equipment with a book value totaling approximately $218,028,000 serve as collateral on the Senior Secured Notes, EETC's and promissory notes.

Future long-term debt principal payments at December 31, 1999 are as follows (in thousands):


            2000                                     $ 19,569
            2001                                      232,158
            2002                                        7,523
            2003                                        4,643
            2004                                        6,142
         Thereafter                                   145,653
                                                     --------
                                                     $415,688
                                                     ========

7. Leases

The Company leases seven DC-9's and one B737 under operating leases with terms that expire in 2003. The Company has the option to renew the DC-9 lease for one or more periods of not less than six months, with the renewal term to commence upon the expiration of the original term. The Company also leases facilities from local airport authorities or other carriers, as well as office space. These leases are operating leases and have terms from one month to thirteen years.

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 1999, 1998 and 1997 was approximately $21,705,000, $23,851,000 and $13,655,000, respectively.

The following schedule outlines the future minimum lease payments at December 31, 1999, under non-cancelable operating leases with initial terms in excess of one year (in thousands):


            2000                                     $ 18,059
            2001                                       17,208
            2002                                       15,609
            2003                                       15,233
            2004                                        8,700
         Thereafter                                    45,623
                                                     --------
                                                     $120,432
                                                     ========

8. Stock Option Plans

The 1993 Incentive Stock Option Plan (the "1993 Plan") provides up to 4,800,000 options to be granted to officers, directors and key employees to purchase shares of common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10% of the voting power of all classes of the Company's stock, the exercise price per share shall not be less than 110% of the fair value of the shares on the date of grant.

The 1994 Stock Option Plan (the "1994 Plan") provides up to 4,000,000 incentive stock options or non-qualified options to be granted to officers, directors, key employees and consultants of the Company.

The 1996 Stock Option Plan (the "1996 Plan") provides up to 5,000,000 incentive stock options or non-qualified options to be granted to officers, directors, key employees and consultants of the Company.

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.0%, 5.4% and 5.7%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.648, 0.710 and 0.570; and a weighted average expected life of the options of 6 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

The Company's pro forma information is as follows (in thousands, except per share data):

                                    1999          1998          1997
                                 ---------     --------      --------
Pro forma net loss               $(102,173)    $(42,279)     $(97,876)
Basic and diluted pro forma
  net loss per share                 (1.57)       (0.65)        (1.75)


Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1999.

A summary of stock option activity under the aforementioned plans is as follows:

                                                                    Weighted
                                                                     Average
                                     Shares         Price Range       Price
                                    ---------      -------------      ------
Balance at January 1, 1997          6,623,530      $0.17 - 23.19      $ 5.06
   Granted                          1,304,000       5.31 -  6.88        5.52
   Assumed in Airways Merger          732,700       2.70 - 10.75        4.60
   Exercised                         (317,480)      0.17 -  5.13        2.85
   Canceled                          (226,320)      1.00 - 21.38       12.20
                                    ---------
Balance at December 31, 1997        8,116,430       0.17 - 23.19        4.84
   Granted                            235,000       5.50 -  8.13        7.67
   Exercised                         (562,580)      0.17 -  5.69        2.81
   Canceled                          (997,870)      0.17 - 21.38        7.16
                                    ---------
Balance at December 31, 1998        6,790,980       0.17 - 23.19        4.71
   Granted                          2,571,000       3.03 -  6.41        3.52
   Exercised                         (226,420)      0.17 -  5.50        4.56
   Canceled                          (495,040)      3.13 - 21.50        7.04
                                    ---------
Balance at December 31, 1999        8,640,520      $0.17 - 23.19       $4.16
                                    =========
Exercisable at December 31, 1999    5,382,149      $0.17 - 23.19       $3.61
                                    =========

The following table summarizes information concerning currently outstanding and exercisable options:

                    Options Outstanding                     Options  Exercisable
--------------------------------------------------------  -------------------------
                                  Weighted
                                   Average     Weighted                   Weighted
                                  Remaining     Average                    Average
   Range of          Number      Contractual   Exercise      Number       Exercise
Exercise Prices   Outstanding       Life         Price     Exercisable      Price
---------------   -----------    -----------   --------    -----------    --------
   $0.17           2,407,000         3.5        $ 0.17      2,407,000      $ 0.17
 1.00-4.00         3,549,300         7.1          3.18      1,339,300        3.13
 4.50-6.88         1,909,580         7.4          5.36      1,152,835        5.41
 7.03-13.25          108,400         6.7         10.45         77,734       10.75
18.38-23.19          666,240         6.1         19.04        405,280       19.03
                  ----------                                ---------
$0.17-23.19        8,640,520         6.0        $ 4.14      5,382,149      $ 3.60
                  ==========                                =========

The weighted average fair value of options granted during 1999, 1998 and 1997, with option prices equal to the market price on the date of grant, was $2.07, $7.98 and $2.66, respectively. There were no options granted during 1999, 1998 and 1997 with option prices less than the market price of the stock on the date of grant.

At December 31, 1999, the Company had reserved a total of 12,519,330 shares of common stock for future issuance, upon exercise of stock options.

9. Income Taxes

The income tax provision (benefit) is as follows (in thousands):

                                      1999         1998        1997
                                   ----------   ----------   ----------
Current:
  Federal                           $  352         $    -     $ (9,554)
  State                                  -              -            -
                                    ------         ------     --------
Total current                          352              -       (9,554)

Deferred:
 Federal                             2,010              -      (13,321)
 State                                 377              -            -
                                    ------         ------     --------
Total deferred                       2,387              -      (13,321)
                                    ------         ------     --------
                                    $2,739         $    -     $(22,875)
                                    ======         ======     ========

A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows (in thousands):

                                        1999          1998         1997
                                     ----------    ---------    ----------
Tax at statutory rate                $(33,829)     $(14,258)    $(41,803)
State taxes, net of federal
 benefit                               (3,089)         (606)      (4,761)
Goodwill                                  517         7,705           89
Alternative minimum tax                   909             -            -
Benefit of preacquisition net
 operating loss carryforwards           2,387             -            -
Other                                    (434)         (110)        (570)
Valuation reserve                      36,278         7,269       24,270
                                     --------      ---------    --------
                                     $  2,739      $      -     $(22,775)
                                     ========      =========    ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                 December 31,
                                             1999           1998
                                          ----------     ----------
Deferred tax liabilities:
  Depreciation                             $      -        $ 28,370
  Other                                           -             342
                                          ---------      ----------
      Total deferred tax liabilities              -          28,712

Deferred tax assets:
  Depreciation                               21,740               -
  Accrued liabilities                         1,011           2,362
  Nonqualified stock options                    930             930
  Federal operating loss carryforwards       37,938          49,470
  State operating loss carryforwards          6,741           8,158
  AMT credit carryforwards                    3,526           2,617
  Other                                       4,024           4,807
                                          ---------      ----------
      Total deferred tax assets              75,910          68,344
Valuation allowance for deferred
 tax assets                                 (75,910)        (39,632)
                                          ---------      ----------
      Net deferred tax assets                     -          28,712
                                          ---------      ----------
      Net deferred tax liabilities         $      -        $      -
                                          =========      ==========

For financial reporting purposes, a valuation allowance has been recognized at December 31, 1999 and 1998, to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of operating loss carryforwards because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes of approximately $108,394,000 that begin to expire in 2012. In addition, the Company has Alternative Minimum Tax credit carryforwards for income tax purposes of $3,526,000.

The amount of net operating loss carryforwards generated by Airways prior to the Airways Merger is $23,098,000. The use of pre-acquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company does not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. For financial reporting purposes, a valuation allowance of $4,730,000 was recognized at the date of the acquisition to offset the deferred tax assets related to those carryforwards. This valuation allowance was increased to $8,093,000 during 1998 in connection with a reallocation of the purchase price. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways. During 1999, the Company utilized $6,282,000 of Airways' net operating loss carryforwards and reduced goodwill by the $2,387,000 tax benefit of such utilization.

10. Impairment Loss

In the fourth quarter of 1998, the Company decided to accelerate the retirement of its four owned B737 aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes. The B737s, which were acquired in the Airways merger, will be replaced with B717 aircraft. In the fourth quarter of 1999, the Company decided to accelerate the retirement of its 42 DC-9 aircraft to accommodate the introduction of its B717 fleet.

In connection with each of the decisions to accelerate the retirement of these aircraft, the Company performed evaluations to determine, in accordance with SFAS No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets and, for the B737's, an allocation of cost in excess of net assets acquired resulting from the Airways merger. SFAS No. 121 requires that when a group of assets being tested for impairment was acquired as part of a business combination that was accounted for using the purchase method of accounting, any cost in excess of net assets acquired that arose as part of the
transaction must be included as part of the asset grouping.   As a result of the
evaluations, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts and, for the B737's, allocated cost in excess of net assets acquired, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decisions were made, resulting in a $27,492,000 impairment loss on the B737's in 1998 and a $147,735,000 impairment loss on the DC-9's in 1999. The Company considered recent transactions and market trends involving similar aircraft in determining the fair market value.

11. Shutdown And Other Nonrecurring Expenses

Shutdown and other nonrecurring expenses include costs associated with the loss of Flight 592 and the resulting excess costs related to the reduced schedule in 1997. Such costs consist of expenses directly related to the accident and the ensuing extensive FAA review of the Company's operations including legal fees, payments to the FAA, inspection related costs and unusual maintenance in excess of normal recurring maintenance. In addition, depreciation on grounded aircraft is included in shutdown and other nonrecurring expenses.

Below is a detail of such costs for the year ended December 31, 1997 (in thousands):

Maintenance                             $15,380
Legal and other                           6,318
Depreciation                              3,141
                                        -------
                                        $24,839
                                        =======

12. Financial Instruments

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

The fair values of the Company's long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of the Company's long-term debt were $415,688,000 and $392,288,000, respectively, at December 31, 1999 and $245,994,000 and $175,294,000, respectively, at December 31, 1998.

13. Employee Benefit Plans

Effective January 1, 1998, the Company consolidated its 401(k) Plans (the "Plan"). All employees of AirTran Holdings, Inc., and AirTran Airways are eligible to participate in the consolidated Plan, a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15% of their base salary to the Plan. Contributions to the Plan by the Company are discretionary and amounted to approximately $347,000 in 1999 and $288,000 in 1998. There were no contributions made during 1997.

Under the 1995 Employee Stock Purchase Plan (the "Stock Plan"), employees who complete twelve months of service are eligible to make quarterly purchases of the

Company's common stock at up to a 15% discount from the market value on the offering date. The Board of Directors determines the discount rate before each offering date. The Company is authorized to issue up to 4,000,000 shares of common stock under this plan. During 1999, 1998 and 1997 the employees purchased a total of 51,318, 23,023 and 24,190 shares, respectively, at an average price of $3.94, $5.65 and $5.90 per share, respectively, which represented a 5% discount from the market price on the offering dates.

14. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1999 and 1998 is as follows (in thousands, except per share data):

                                                            Quarter
                                     ---------------------------------------------------------
                                      First           Second          Third           Fourth
                                     --------        --------       ---------       ----------
Fiscal 1999
  Operating revenues                 $119,873        $140,015        $143,483        $ 120,097
  Operating income (loss)               9,001          21,455          29,570         (132,014)
  Net income (loss)                     3,054          14,959          23,167         (140,574)
  Basic earnings (loss) per share           5 (cent)       23 (cent)       36 (cent)     (2.15)
  Diluted earnings (loss) per share         5 (cent)       22 (cent)       34 (cent)     (2.15)

                                                            Quarter
                                     ---------------------------------------------------------
                                      First           Second          Third           Fourth
                                     --------        --------       ---------       ----------
Fiscal 1998
  Operating revenues                 $ 94,541        $123,988        $115,060        $ 105,718
  Operating income (loss)              (2,874)         14,421          (5,319)         (24,785)
  Net income (loss)                    (7,873)          8,559         (10,893)         (30,531)
  Basic and diluted income
    (loss) per share                      (12)(cent)       13 (cent)      (17)(cent)       (47)(cent)

The results of the fourth quarters of 1999 and 1998 include impairment charges of $147,735,000 and $27,492,000, respectively, related to the DC-9 fleet and the B737 fleet.

The results of the third quarter of 1999 include net proceeds of $19,640,000 from the settlement of a lawsuit against a third party maintenance provider.

Year-end adjustments resulted in increasing the loss before income taxes during the fourth quarter of 1999 by approximately $5,250,000. Of this amount, approximately $3,160,000 relates to the correction of revenue recorded in earlier quarters during 1999 and approximately $2,090,000 relates to changes in management's estimates and assumptions primarily related to accruals for vacation and group health insurance.

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

15. Supplemental Guarantor Financial Information

The Company's $150,000,000 of 10.25% Senior Notes issued during 1996 are fully and unconditionally guaranteed on a joint and several basis by AirTran Airways, a wholly-owned subsidiary of the Company, and by AirTran Airways' subsidiary ("Guarantors"). The $80,000,000 of 10.50% Senior Secured Notes issued by AirTran Airlines, now AirTran Airways, during 1997 are fully and unconditionally guaranteed on a joint and several basis by AirTran Holdings, Inc., and AirTran Airways' subsidiary. AirTran Airways and its subsidiary conduct all of the operations of the Company. All of the subsidiary Guarantors are wholly-owned or indirect subsidiaries of the Company, and there are no direct or indirect subsidiaries of the Company that are not Guarantors. Separate financial statements of the subsidiary Guarantors are not presented because AirTran Holdings, Inc. and all of its subsidiaries guarantee the Senior Notes and the Senior Secured Notes on a full, unconditional, and joint and several basis.

Summarized consolidated financial information as of and for the year ended December 31, 1999 is as follows (in thousands):

                          AirTran                                  AirTran
                          Airways     AirTran                   Holdings, Inc.
                            and      Holdings,                       and
                         Subsidiary     Inc.     Eliminations    Subsidiaries
                         ----------  ---------   ------------   --------------
Current assets            $103,644   $      -     $       -        $103,644
Non-current assets         362,355    113,172      (112,157)        363,370
Current liabilities        107,723      3,203             -         110,926
Non-current liabilities    399,322    150,000      (153,203)        396,119

Operating revenues         523,468          -             -         523,468
Operating loss             (71,988)         -             -         (71,988)
Loss before income taxes   (96,655)         -             -         (96,655)
Net loss                   (99,394)         -             -         (99,394)

Summarized consolidated financial information as of and for the year ended December 31, 1998 is as follows (in thousands):

                          AirTran                                               AirTran
                          Airways                  AirTran                   Holdings, Inc.
                            and        AirTran    Holdings,                       and
                        Subsidiaries   Airways       Inc.     Eliminations    Subsidiaries
                        ------------  ---------   ---------   ------------   --------------
Current assets            $ 52,957     $    -     $      -     $       -        $ 52,957
Non-current assets         321,646      3,290      208,835      (210,322)        323,449
Current liabilities         83,798          -        3,203        (3,290)         83,711
Non-current liabilities    240,268          -      150,000      (153,203)        237,065

Operating revenues         439,307          -            -             -         439,307
Operating loss             (18,557)         -            -             -         (18,557)
Loss before income
  taxes (benefit)          (39,922)      (816)           -             -         (40,738)
Net loss                   (39,922)      (816)           -             -         (40,738)

AirTran Holdings, Inc.
Schedule II - Valuation and Qualifying Accounts
(In Thousands)

                                                                           CHARGED TO
                                                BALANCE AT    CHARGED TO     OTHER
                                               BEGINNING OF    COSTS AND    ACCOUNTS-   DEDUCTIONS-    BALANCE AT
                                                  PERIOD       EXPENSES     DESCRIBE     DESCRIBE     END OF PERIOD
                                               ------------   ----------   ----------   -----------   -------------
Year ended December 31, 1999
  Allowance for Doubtful Accounts                 1,325         4,022            -        4,420            927
  Provision for Obsolescence                      4,259         1,406            -        3,405          2,260
                                                 ------        ------        ------      ------         ------
Total                                             5,584         5,428            -        7,825          3,187
                                                 ======        ======        ======      ======         ======

Year ended December 31, 1998
  Allowance for Doubtful Accounts                 1,354         8,003            -        8,032          1,325
  Provision for Obsolescence                      2,217         2,042            -           -           4,259
                                                 ------        ------        ------      ------         ------
Total                                             3,571        10,045            -        8,032          5,584
                                                 ======        ======        ======      ======         ======

Year ended December 31, 1997
  Allowance for Doubtful Accounts                   838         2,895            -        2,379          1,354
  Provision for Obsolescence                        500         1,717            -           -           2,217
                                                 ------        ------        ------      ------         ------
Total                                             1,338         4,612            -        2,379          3,571
                                                 ======        ======        ======      ======         ======
