Form 10-Q
period 2000-03-31
AIRTRAN HOLDINGS INC
filed 2000-05-10
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[_] Transition Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000. For the transition period from ________________ to ________________


Commission File No:  0-26914

                            AirTran Holdings, Inc.
      ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Nevada                            58-2189551
      ------------------------------    -----------------------------
      (State or other jurisdiction      (I.R.S. Employer
      of incorporation or               Identification No.)
      organization)

             9955 AirTran Boulevard, Orlando, Florida    32827
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip code)

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

As of April 17, 2000, there were 65,724,146 shares of Common Stock of the Registrant outstanding.

                            AIRTRAN HOLDINGS, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations - Three months ended March 31, 2000 and 1999

         Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999

         Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risks


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            AirTran Holdings, Inc.
                Condensed Consolidated Statements of Operations
                 (Dollars in thousands except per share data)
                                  (Unaudited)


                                                 For the three months ended
                                                          March 31,
                                                  2000               1999
                                                ---------          ---------
Operating revenues:
  Passenger                                     $ 128,535          $ 115,013
  Cargo                                             1,089              1,147
  Other                                             2,784              3,713
                                                ---------          ---------
    Total operating revenues                      132,408            119,873

Operating expenses:
  Salaries, wages and benefits                     32,767             28,142
  Aircraft fuel                                    29,020             13,761
  Maintenance, materials and repairs               15,523             24,757
  Commissions                                       8,794              8,800
  Landing fees and other rents                      7,032              6,187
  Marketing and advertising                         4,510              5,617
  Aircraft rent                                     1,897              1,341
  Depreciation                                      5,098              7,344
  Other operating                                  15,929             14,923
                                                ---------          ---------
    Total operating expenses                      120,570            110,872
                                                ---------          ---------
Operating income                                   11,838              9,001

Interest (income) expense:
  Interest income                                     (77)              (421)
  Interest expense                                  8,888              5,963
                                                ---------          ---------
Interest expense, net                               8,811              5,542
                                                ---------          ---------

Income before income taxes                          3,027              3,459
Income tax expense                                    125                405
                                                ---------          ---------
Net income                                      $   2,902          $   3,054
                                                =========          =========
Basic earnings per share                        $    0.04          $    0.05
                                                =========          =========
Diluted earnings per share                      $    0.04          $    0.05
                                                =========          =========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                     Condensed Consolidated Balance Sheets
                     (in thousands except per share data)

                                                                                          March 31,           December 31,
Assets                                                                                      2000                  1999
------                                                                                   -----------          ------------
Current assets:                                                                          (Unaudited)            (Audited)
  Cash and cash equivalents                                                              $    74,314          $     58,102
  Restricted cash                                                                             25,791                18,069
  Accounts receivable, less allowance of $805 and $927 at
    March 31, 2000 and December 31, 1999, respectively                                        15,653                 7,599
  Spare parts, materials and supplies, less allowance for obsolescence of $2,370 and $2,260 at March 31, 2000 and December 31, 1999,
    respectively                                                                              10,346                 5,816
  Prepaid expenses                                                                            10,509                14,058
                                                                                         -----------          ------------
      Total current assets                                                                   136,613               103,644

Property and equipment:
  Flight equipment                                                                           246,076               244,662
      Less: Accumulated depreciation                                                         (8,551)               (4,973)
                                                                                         -----------          ------------
                                                                                             237,525               239,689

  Purchase deposits for flight equipment                                                      19,424                22,562

  Other property and equipment                                                                25,538                24,914
      Less:  Accumulated depreciation                                                        (14,123)              (13,436)
                                                                                         -----------          ------------
                                                                                              11,415                11,478
                                                                                         -----------          ------------
                                                                                             268,364               273,729

Other assets:
  Intangibles resulting from business acquisition                                             38,450                38,862
  Unexpended debt proceeds                                                                         -                39,232
  Debt issuance costs                                                                          7,180                 5,733
  Other assets                                                                                 7,960                 5,814
                                                                                         -----------          ------------
Total assets                                                                             $   458,567          $    467,014
                                                                                         ===========          ============

See accompanying notes to consolidated financial statements.         (Continued)

                            AirTran Holdings, Inc.
                     Condensed Consolidated Balance Sheets
                     (in thousands except per share data)


                                                                                         March 31,           December 31,
Liabilities and Stockholders' Equity (Deficit)                                             2000                  1999
----------------------------------------------                                          -----------          ------------
Current liabilities:                                                                    (Unaudited)            (Audited)
  Accounts payable                                                                      $     8,646              $ 10,410
  Accrued liabilities                                                                        70,032                57,456
  Air traffic liability                                                                      39,839                23,491
  Current portion of long-term debt                                                          15,083                19,569
                                                                                        -----------          ------------
    Total current liabilities                                                               133,600               110,926

Long-term debt, less current portion                                                        362,025               396,119

Stockholders' equity (deficit):
  Preferred stock, $.01 par value per share, 5,000 shares
    authorized, no shares issued or outstanding                                                   -                     -
  Common stock, $.001 par value per share, 1,000,000
    shares authorized, and 65,715 and 65,698 shares
    issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively                                                              66                    66
  Additional paid-in capital                                                                150,660               150,589
  Accumulated deficit                                                                      (187,784)             (190,686)
                                                                                        -----------          ------------
Total stockholders' equity (deficit)                                                        (37,058)              (40,031)
                                                                                        -----------          ------------

Total liabilities and stockholders' equity (deficit)                                    $   458,567          $    467,014
                                                                                        ===========          ============

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                         For the three months ended
                                                                                  March 31,
                                                                           2000              1999
                                                                        ---------          ---------
Operating activities:
Net income                                                              $   2,902          $   3,054
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                         5,874              8,415
      Provisions for uncollectible accounts                                   674              1,785
      Deferred income taxes                                                    62                  -
  Changes in current operating assets and liabilities:
      Restricted cash                                                      (7,722)            (9,901)
      Accounts receivable                                                  (8,728)            (9,821)
      Prepaid expenses and deposits                                       (12,380)             2,137
      Accounts payable and accrued liabilities                             10,812             20,394
      Air traffic liability                                                16,348             14,472
                                                                        ---------          ---------
Net cash flows provided by operating activities                             7,842             30,535

Investing activities:
  Purchases of property and equipment                                     (40,353)            (9,616)
  Refund of aircraft purchase deposits                                          -              4,227
  Restricted funds for aircraft purchases                                  39,232                  -
                                                                        ---------          ---------
Net cash flows used for investing activities                               (1,121)            (5,389)

Financing activities:
  Payments of long-term debt                                              (38,580)            (2,189)
  Proceeds from sale and leaseback transaction                             48,000                666
  Proceeds from sale of common stock                                           71                 51
                                                                        ---------          ---------
Net cash flows provided from (used for) financing activities                9,491             (1,472)
                                                                        ---------          ---------

  Net increase in cash and cash equivalents                                16,212             23,674
Cash and cash equivalents at beginning of period                           58,102             10,882
                                                                        ---------          ---------
Cash and cash equivalents at end of period                              $  74,314          $  34,556
                                                                        =========          =========

Supplemental disclosures of cash flow activities:
  Cash paid for interest, net of amounts capitalized                    $    (720)         $  (1,389)
                                                                        =========          =========
  Cash paid for income taxes                                            $     750          $       -
                                                                        =========          =========

See accompanying notes to consolidated financial statements.

                            AirTran Holdings, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


A.      Basis of Presentation

In the opinion of management, the accompanying unaudited, consolidated interim financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999, the results of operations for the three month periods ended March 31, 2000 and 1999, and cash flows for the three month periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

B.      Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform to the current presentation.

C.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                 For the three months
                                                                                    ended March 31,
                                                                                 --------------------
                                                                                 2000           1999
                                                                                ------         -------
Numerator::
     Net income                                                                $ 2,902         $ 3,054
                                                                               =======         =======
Denominator:
     Denominator for basic earnings per share - weighted average shares         65,715          64,915
     Effective of dilutive stock options                                         3,279           2,814
                                                                               -------         -------
     Denominator for diluted earnings per share - weighted-average shares
     and assumed conversions                                                    68,994          67,729
                                                                               =======         =======
Basic earnings per share                                                       $  0.04         $  0.05
                                                                               =======         =======
Diluted earnings per share                                                     $  0.04         $  0.05
                                                                               -------         -------

D.      Fuel Price Risk Management

The Company entered into two fixed rate swap contracts to protect against increases in jet fuel prices. Under the swap agreements, the Company receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. The change in market value of such agreements has a high correlation to the price changes of the fuel being hedged. Gains or losses on the fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on the fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At March 31, 2000, the Company had two fuel hedging agreements with a broker-dealer on approximately 95.6 million gallons of fuel products, which represents 25% of its expected fuel needs through the second quarter of 2000 and 15% of its expected fuel needs thereafter through September 2004. The fair value of the Company's fuel hedging agreements at March 31, 2000, representing the amount the Company would receive upon termination of this agreement, totaled $0.4 million. If in the future, a fuel swap agreement were terminated, any resulting gain or loss would be deferred and amortized to fuel expense over the remaining life of the agreement. A default by the broker-dealer to the swap agreement would expose the Company to potential fuel price risk on the remaining fuel purchases in that the Company would be required to purchase fuel at the current fuel price rather than at the swap agreement exchange rate. The Company does not enter into fuel swap contracts for trading purposes.

E.      Aircraft Purchase Commitments

The Company has contracted with Boeing for the purchase of 50 B717 aircraft for delivery from 1999 to 2002 of which ten had been delivered as of March 31, 2000. There can be no assurance that cash provided by operations will be sufficient to meet the payments for the B717s. If the Company exercises its option to acquire up to an additional 50 B717 aircraft, additional payments could be required beginning in 2001. The Company expects to finance at least 85% of the cost of each of these aircraft. The Company completed a private placement of $178.9 million, EETCs on November 3, 1999. The proceeds were used to purchase the first ten B717 aircraft. The EETCs bear interest at 10.63% per annum and are payable in semi-annual installments from April 17, 2000, through April 17, 2017. In March 2000, the Company entered into a sale and leaseback transaction for two of these B717 aircraft. Although Boeing has agreed to provide financing support with respect to the remaining aircraft to be acquired, the Company will be required to obtain the financing from other sources. The Company believes that with the support to be provided by Boeing, aircraft-related debt financing should be available when needed. However, there is no assurance that the Company will be able to obtain sufficient financing on attractive terms, if at all. If the Company is unable to secure acceptable financing, it could be required to modify its aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on the results of operations and cash flows.


F.      Income Taxes

The Company's effective tax rate was 4.1% for the first quarter of 2000. The 2000 rate results from the expected utilization of a portion of the Company's $108 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways NOL carryforwards to goodwill. The Company has not recognized any benefit from the use beyond first quarter 2000 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Results of Operations

For the three months ended March 31, 2000 and 1999

The following is a table of selected operational statistics and financial data for the three months ended March 31, 2000 and 1999:


                                                                       Three Months Ended March 31,            Increase
                                                                        2000                 1999             (Decrease)
                                                                  ---------------      ----------------       ----------
Revenue passengers                                                    1,591,383             1,499,586             6.1%
Revenue passenger miles (1)                                         855,395,643           811,090,110             5.5%
Available seat miles (2)                                          1,338,052,268         1,335,911,049             0.2%
Passenger load factor (3)                                                  63.9%                 60.7%          3.2 pts.
Break-even load factor (4)                                                 62.4%                 58.8%          3.6 pts.
Average yield per revenue passenger mile (5)                               15.0 (cents)          14.2 (cents)     5.6%
Passenger revenue per available seat mile (6)                               9.6 (cents)           8.6 (cents)    11.6%
Operating cost per available seat mile (7)                                  9.0 (cents)           8.3 (cents)     8.4%
Average stage length (miles)                                                532                   527             0.9%
Average cost of aircraft fuel per gallon                                   90.4 (cents)          42.0 (cents)   115.2%
Average daily utilization of each aircraft (hours) (8)                    10:42                  8:40            23.5%
Number of aircraft in fleet at end of period                                 49                    49             0.0%


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

Summary

We recorded net income of $2.9 million for the three months ended March 31, 2000 compared to net income of $3.1 million for the three months ended March 31, 1999. Our operating income increased $2.8 million to operating income of $11.8 million for the three months ended March 31, 2000, from operating income of $9.0 million in 1999.

Operating Revenues

Passenger revenues increased by 11.8% or $13.5 million primarily due to a favorable pricing environment, strong economic conditions and our initiatives to increase passenger revenue. We have implemented yield management strategies as well as a published pricing strategy. We also continue to offer assigned seating, a frequent flier program and business class seating.

Our yield (the average amount a passenger pays to fly one mile) increased by 5.6% to 15.0 cents, which increased revenue by $12.0 million over the first quarter 1999. Yield increased over last year due in part to a 5.3% higher average fare. Our traffic, or revenue passenger miles (RPMs), increased 44.3 million or 5.5% on a capacity increase, or available seat mile (ASM), or 0.2% or
2.1 million. The increase in load factor of 3.2 points increased passenger revenue by $5.9 million from the same period in 1999. However, we continue to experience aggressive competition that could negatively impact future loads and yields.

Cargo and other revenue decreased 30.1% or $1.0 million due to a decrease in U.S. Mail capacity and passenger service fees.

Operating Expenses

Operating expenses increased $9.7 million or 8.7% compared to the first quarter of 1999. Our operating cost per ASM increased 8.4% to 9.0 cents from 8.3 cents a year ago primarily as a result of increased fuel costs and salaries, wages and benefits. Salaries, wages and benefits increased $4.6 million or 16.4% due primarily to contractual labor rate and seniority increases negotiated in 1998 between the Company and its three major union represented labor groups and an increase in overall headcount. Aircraft fuel increased year over year by $15.3 million 110.9% primarily due to a 115.2% increase in average fuel prices partially offset by a 2.1% decrease in fuel consumption. Maintenance, materials and repairs decreased 37.3% or $9.2 million due to five fewer check lines and eight fewer engine overhauls compared to first quarter 1999. Marketing and advertising decreased $0.8 million in print advertising and $0.3 million in radio advertising compared to first quarter 1999. Aircraft rent increased $0.6 million or 41.5% due to the sale and leaseback of seven DC-9 aircraft, offset by the return of 5 B737 aircraft in 1999. Depreciation expense decreased 30.6% or $2.2 million primarily due to the impairment loss recorded in 1999 related to the DC-9 fleet offset by the delivery of ten B717 aircraft. Other operating expenses increased $1.0 million due to the increases in passenger service charges as a result of more passengers offset by a $1.1 million decrease in bad debt expense resulting from improved controls to limit credit card chargebacks.

Non-operating Expenses

Interest expense, net, increased 59.0% or $3.3 million compared to the three months ended March 31, 1999. The increase is due to the issuance of $178.9 million of enhanced equipment trust certificates ("EETCs") in the fourth quarter of 1999. Capitalized interest during the quarter was $1.7 million compared to $1.5 million during the same quarter of 1999.

Our effective tax rate was 4% and 12% for the first quarter of 2000 and 1999, respectively. The 2000 rate results from the expected utilization of a portion of our $108 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways NOL carryforward to goodwill. We have not recognized any benefit from the use beyond first quarter 2000 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Year 2000

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $800,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Liquidity and Capital Resources

We rely primarily on operating cash flows to provide working capital. We have no lines of credit or other credit facilities. As of March 31, 2000, we had cash and cash equivalents of $74.3 million compared to $58.1 million at December 31, 1999 and working capital of $3.0 million compared to a working capital deficit of $7.3 million at December 31, 1999. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that our access to capital is constrained, we may not be able to make certain capital expenditures or to continue to implement certain other aspects of our strategic plan, and we may therefore be unable to achieve the full benefits expected therefrom. Based on the favorable economic conditions of the U.S. airline industry, we expect to be able to generate positive working capital through our operations; however, we cannot predict whether the current favorable economic trends and conditions will continue, or the effects of competition or other factors, such as increased fuel prices, that are beyond our control.

As of March 31, 2000, cash and cash equivalents increased from December 31, 1999 by $16.2 million. Operating activities generated $7.8 million in cash. Investing activities used cash of $1.1 million primarily related to the purchase of two B717 aircraft, offset by the usage of the remaining prefunded proceeds of the EETC. Financing activities provided cash of $9.5 million in connection with the sale and leaseback of two B717 aircraft offset by the related long-term debt payments.

As of March 31, 2000, our operating fleet consisted of 35 DC-9 aircraft, four B737 aircraft and ten B717 aircraft. We returned five leased B737 aircraft and, in addition to seven aircraft sold and leased back (which remain in our operating fleet), we sold six Stage 2 DC-9 and grounded one B737 aircraft during 1999.

We have contracted with Boeing for the purchase of 50 B717 aircraft for delivery from 1999 to 2002 of which ten had been delivered as of March 31, 2000. There can be no assurance that cash provided by operations will be sufficient to meet the payments for the B717s. If we exercise our option to acquire up to an additional 50 B717 aircraft, additional payments could be required beginning in 2001. We expect to finance at least 85% of the cost of each of the these aircraft. We completed a private placement of $178.9 million, EETCs on November 3, 1999. The proceeds were used to purchase the first ten B717 aircraft. The EETCs bear interest at 10.63% per annum and are payable in semi-annual installments from April 17, 2000, through April 17, 2017. Although Boeing has agreed to provide financing support with respect to the remaining aircraft to be acquired, we will be required to obtain the financing from other sources. We believe that with the support to be provided by Boeing, aircraft-related debt financing should be available when needed. However, there is no assurance that we will be able to obtain sufficient financing on attractive terms, if at all. If we are unable to secure acceptable financing, we could be required to modify our aircraft acquisition plans or to incur higher than anticipated financing costs, which could have a material adverse effect on our results of operations and cash flows.

As of March 31, 2000, our debt related to asset financing totaled $227.1 million, with respect to which aircraft and certain other equipment are pledged as security. Included in such amount is $80.0 million of 10.50% Senior Secured Notes under which interest is payable semi-annually and the $143.0 million of 10.63% enhanced equipment trust certificates, of which a portion of interest and principal is payable semi-annually. In addition, we have $150.0 million of 10.25% Senior Notes outstanding with interest payable semi-annually. The entire principal amount of the Senior Notes ($150.0 million) and Senior Secured Notes ($80.0 million) will become due on April 15, 2001. We do not expect to generate sufficient cash flow from operations to repay all $230.0 million of such debt by its due date. Accordingly, we will likely to need to refinance all or a portion of the outstanding debt through additional equity or debt offerings or a combination thereof. The ability to refinance our debt depends on our future performance and financial results. Such results are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are, to some extent, beyond our control. All or our debts has final maturities ranging from 2000 to 2017.

Certain other debt bears interest at rates ranging from 5.85% to 11.67% per annum and is repayable in consecutive monthly or quarterly installments over a four- to seven-year period. One of these notes, with an aggregate unpaid principal balance of approximately $1.0 million as of March 31, 2000, has a variable rate of interest based on the London Interbank Offered Rate ("LIBOR") plus 1.50% to 3.73%.

Due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that we would to be able to pass on increased fuel prices to our customers by increasing fares.

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

Forward-Looking Statements

The statements that are contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "expects", "intends", "believes", "will" or the negative thereof or other variations of these terms or comparable terminology.

We wish to caution the reader that the forward-looking statements contained in this Report are only estimates or predictions are not historical facts. Such statements include, but are not limited to:

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

Item 3.  Quantitative and Qualitative Market Risk
-------  ----------------------------------------

For discussion of certain market risks related to the Company, see Part I Item, 7A "Quantitative and Qualitative Disclosures about Market Risks", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. As of April 1, 2000, the Company has hedged approximately 19% of its projected 2000 fuel requirements. The approximate amount of fuel hedged by quarter for the remainder of the year is as follows:

Second Quarter     25%
Third Quarter      15%
Fourth Quarter     15%

There have been no significant developments with respect to derivatives or exposure to market risk since the disclosure in our Annual Report on Form 10-K.



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

Of the numerous lawsuits that were filed against the Company seeking damages attributable to those on Flight 592, two remaining cases are being pursued in state courts in Florida and Texas. The Company believes that the $750 million coverage available with respect to these claims will be sufficient to cover all claims arising from the accident, which occurred in May 1996. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount the liability that may finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. There can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.

On October 1, 1999, the Company filed suit in the Superior Court of Gwinnett County, Georgia, against United States Aviation Underwriters, Inc. and United States Aviation Insurance Group for declaratory relief and damages based on claims of breach of contract and tortious breach of covenant of good faith and fair dealing for matters involving litigation related to Flight 592.

From time to time, the Company is engaged in other litigation arising in the ordinary course of its business. The Company does not believe that any such pending litigation will have a material adverse effect of operations of financial condition.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits:

     (27)  Financial Data Schedule


(b)  Reports on Form 8-K:


     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AIRTRAN HOLDINGS, INC.



Date:  April 28, 2000                      /s/ Robert L. Fornaro
                                           ------------------------------
                                           Robert L. Fornaro
                                           Chief Financial Officer