Form 10-Q
period 2000-06-30
AIRTRAN HOLDINGS INC
filed 2000-08-14
CIK 948846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

                 9955 AirTran Boulevard, Orlando, Florida 32827
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (407) 251-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 2000, there were 65,733,538 shares of Common Stock of the Registrant outstanding.

                             AIRTRAN HOLDINGS, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations - Three months ended June 30, 2000 and 1999; Six months ended June 30, 2000 and 1999

           Condensed Consolidated Balance Sheets - June 30, 2000 and December 31, 1999

           Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999

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


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------

                                                  AirTran Holdings, Inc.
                                      Condensed Consolidated Statements of Operations
                                       (Dollars in thousands except per share data)
                                                        (Unaudited)

                                                     For the three months ended               For the six months ended
                                                              June 30,                                June 30,
                                                    -----------------------------           -----------------------------
                                                       2000               1999                 2000               1999
                                                    ---------           ---------           ---------           ---------
                                                              (Unaudited)                             (Unaudited)
Operating revenues:
        Passenger                                   $ 156,214           $ 135,947           $ 284,749           $ 250,960
        Cargo                                             985                 819               2,073               1,966
        Other                                           3,570               3,249               6,355               6,962
                                                    ---------           ---------           ---------           ---------
          Total operating revenues                    160,769             140,015             293,177             259,888

Operating expenses:
        Salaries, wages and benefits                   33,500              28,908              66,267              57,050
        Aircraft fuel                                  30,152              17,588              59,172              31,349
        Maintenance, materials and repairs             19,023              24,407              34,546              49,164
        Distribution                                   10,597              10,604              19,391              19,404
        Landing fees and other rents                    6,707               6,824              13,739              13,011
        Marketing and advertising                       4,535               4,390               9,044              10,007
        Aircraft rent                                   3,095               1,305               4,992               2,646
        Depreciation                                    5,125               8,299              10,223              15,643
        Other operating                                16,413              16,235              32,343              31,158
                                                    ---------           ---------           ---------           ---------
          Total operating expenses                    129,147             118,560             249,717             229,432
                                                    ---------           ---------           ---------           ---------
Operating income                                       31,622              21,455              43,460              30,456
Interest (income) expense:
        Interest income                                (1,235)               (503)             (2,254)               (925)
        Interest expense                                9,269               5,938              19,099              11,902
                                                    ---------           ---------           ---------           ---------
Interest expense, net                                   8,034               5,435              16,845              10,977
                                                    ---------           ---------           ---------           ---------

Income before income taxes                             23,588              16,020              26,615              19,479
Income tax expense                                      1,000               1,061               1,125               1,466
                                                    ---------           ---------           ---------           ---------
Net income                                          $  22,588           $  14,959           $  25,490           $  18,013
                                                    =========           =========           =========           =========
Basic earnings per share                            $    0.34           $    0.23           $    0.39           $    0.28
                                                    =========           =========           =========           =========
Diluted earnings per share                          $    0.33           $    0.22           $    0.37           $    0.26
                                                    =========           =========           =========           =========


See accompanying notes to consolidated financial statements.

                                           AirTran Holdings, Inc.
                                    Condensed Consolidated Balance Sheets
                                    (In thousands except per share data)

                                                                                June 30,         December 31,
Assets                                                                            2000               1999
------                                                                        -----------        -----------
                                                                              (Unaudited)         (Audited)
Current assets:
     Cash and cash equivalents                                                $  67,324           $  58,102
     Restricted cash                                                             29,492              18,069
     Accounts receivable, less allowance of $877 and $927 at
        June 30, 2000 and December 31, 1999, respectively                        10,432               7,599
     Inventory, less allowance for obsolescence of $2,472 and $2,260
        at June 30, 2000 and December 31, 1999, respectively                      8,581               5,816
     Prepaid expenses                                                            11,920              14,058
                                                                              ---------           ---------
          Total current assets                                                  127,749             103,644

Property and equipment:
     Flight equipment                                                           254,860             244,662
          Less: Accumulated depreciation                                        (12,840)             (4,973)
                                                                              ---------           ---------
                                                                                242,020             239,689
     Purchase deposits for flight equipment                                      26,194              22,562

     Other property and equipment                                                26,437              24,914
          Less:  Accumulated depreciation                                       (14,835)            (13,436)
                                                                              ---------           ---------
                                                                                 11,602              11,478
                                                                              ---------           ---------
                                                                                279,816             273,729

Other assets:
     Intangibles resulting from business acquisition                             14,772              15,628
     Trademarks and trade names                                                  22,817              23,234
     Unexpended debt proceeds                                                      --                39,232
     Debt issuance costs                                                          6,591               5,733
     Other assets                                                                 8,880               5,814
                                                                              ---------           ---------
Total assets                                                                  $ 460,625           $ 467,014
                                                                              =========           =========

See accompanying notes to consolidated financial statements.        (Continued)

                                         AirTran Holdings, Inc.
                                 Condensed Consolidated Balance Sheets
                                  (In thousands except per share data)

                                                                         June 30,         December 31,
Liabilities and Stockholders' Equity (Deficit)                             2000               1999
----------------------------------------------                         -----------         ---------
                                                                       (Unaudited)         (Audited)
Current liabilities:
      Accounts payable                                                 $   7,261           $  10,410
      Accrued liabilities                                                 57,742              57,456
      Air traffic liability                                               40,436              23,491
      Current portion of long-term debt                                  237,342              19,569
                                                                       ---------           ---------
           Total current liabilities                                     342,781             110,926

Long-term debt, less current portion                                     132,248             396,119

Stockholders' equity (deficit):
      Preferred stock, $.01 par value per share, 5,000 shares
           authorized, no shares issued or outstanding                      --                  --
      Common stock, $.001 par value per share, 1,000,000
           shares authorized, and 65,734 and 65,698 shares
           issued and outstanding at June 30, 2000 and
           December 31, 1999, respectively                                    66                  66
      Additional paid-in capital                                         150,724             150,589
      Accumulated deficit                                               (165,194)           (190,686)
                                                                       ---------           ---------
Total stockholders' equity (deficit)                                     (14,404)            (40,031)
                                                                       ---------           ---------

Total liabilities and stockholders' equity (deficit)                   $ 460,625           $ 467,014
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

                                        AirTran Holdings, Inc.
                           Condensed Consolidated Statements of Cash Flows
                                        (Dollars in thousands)
                                             (Unaudited)

                                                                            For the six months ended
                                                                                   June 30,
                                                                         -----------------------------
                                                                             2000            1999
                                                                         --------------  -------------
                                                                                 (Unaudited)
Operating activities:
Net income                                                               $ 25,490           $ 18,013
       Adjustments to reconcile net income to net cash
         provided by operating activities:
                Depreciation and amortization                              11,797             17,452
                Provisions for uncollectible accounts                       1,588              2,882
                Deferred income taxes                                         575               --
       Changes in current operating assets and liabilities:
                Restricted cash                                           (11,423)           (11,121)
                Accounts receivable                                        (4,421)           (11,546)
                Prepaid expenses and deposits                              (5,246)             1,259
                Accounts payable and accrued liabilities                   (2,861)            14,128
                Deferred gains resulting from sale of aircraft             (5,901)              --
                Air traffic liability                                      16,945             15,737
                                                                         --------           --------
Net cash flows provided by operating activities                            26,543             46,804

Investing activities:
       Purchases of property and equipment                                (79,165)           (19,858)
       Refund of aircraft purchase deposits                                  --                4,227
       Restricted funds for aircraft purchases                             39,232               --
       Proceeds from disposal of equipment                                   --                  678
                                                                         --------           --------
Net cash flows used for investing activities                              (39,933)           (14,953)

Financing activities:
       Issuance of long-term debt                                          20,574               --
       Payments of long-term debt                                         (66,671)            (4,330)
       Proceeds from sale and leaseback transactions                       68,575               --
       Proceeds from sale of common stock                                     134                210
                                                                         --------           --------
Net cash flows provided by (used for) financing activities                 22,612             (4,120)
                                                                         --------           --------

     Net increase in cash and cash equivalents                              9,222             27,731
Cash and cash equivalents at beginning of period                           58,102             10,882
                                                                         --------           --------
Cash and cash equivalents at end of period                               $ 67,324           $ 38,613
                                                                         ========           ========

Supplemental disclosures of cash flow activities:
       Cash paid for interest, net of amounts capitalized                $ 16,881           $  9,780
                                                                         ========           ========
       Cash paid for income taxes                                        $    750           $    120
                                                                         ========           ========

See accompanying notes to consolidated financial statements.

                             AirTran Holdings, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


A.     Basis of Presentation

In the opinion of management, the accompanying unaudited, consolidated interim financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month periods ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

B.     Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform to the current presentation.

C.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    For the three months ended       For the six months ended
                                                             June 30,                       June 30,
                                                    ------------------------          ------------------------
                                                      2000             1999             2000             1999
                                                    -------          -------          -------          -------
Numerator:
Net income                                          $22,588          $14,959          $25,490          $18,013
                                                    =======          =======          =======          =======
Denominator:
Basic earnings per share -  weighted
    average shares                                   65,733           64,957           65,724           64,936
Effect of dilutive stock options                      3,253            3,608            3,266            3,211
                                                    -------          -------          -------          -------
Diluted earnings per share -  weighted
    average shares and assumed conversions           68,986           68,565           68,990           68,147
                                                    =======          =======          =======          =======
Basic earnings per share                            $  0.34          $  0.23          $  0.39          $  0.28
                                                    =======          =======          =======          =======
Diluted earnings per share                          $  0.33          $  0.22          $  0.37          $  0.26
                                                    =======          =======          =======          =======


D.     Fuel Price Risk Management

The Company enters into fixed rate swap contracts to protect against increases in jet fuel prices. Under the swap agreements, the Company receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. The change in market value of such agreements has a high correlation to the price changes of the fuel being hedged. Gains or losses on the fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on the fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At June 30, 2000, the Company had one fuel hedging agreement with a broker-dealer on approximately 88.7 million gallons of fuel products, which represents 15% of its expected fuel needs through September 2004. The fair value of the Company's fuel hedging agreement at June 30, 2000, representing the amount the Company would receive upon termination of this agreement, totaled $3.3 million. If in the future, a fuel swap agreement were terminated, any resulting gain or loss would be deferred and amortized to fuel expense over the remaining life of the agreement. A default by the broker-dealer to the swap agreement would expose the Company to potential fuel price risk on the remaining fuel purchases in that the Company would be required to purchase fuel at the current fuel price rather than at the swap agreement exchange rate. The Company does not enter into fuel swap contracts for trading purposes.

E.     Aircraft Purchase Commitments

During the second quarter of 2000, the Company revised significantly its contracts with Boeing relating to the purchase and financing of its fleet of B717 aircraft. The revised contract provides for a delivery schedule as follows:
2000 (eight aircraft - two delivered in the first quarter and one in the second quarter of 2000), 2001 (twelve aircraft), 2002 (twelve aircraft), and 2003 (ten aircraft). The Company and Boeing also recharacterized the 50 option aircraft to provide for 25 options, 20 purchase rights, and five rolling options. The options, purchase rights, and rolling options, to the extent exercised, would provide for delivery to the Company on or before September 30, 2005. Prior to this revision, the Company had committed to purchase 50 B717 aircraft (ten of which had been purchased as of March 31, 2000) during the following years: 1999 (eight aircraft), 2000 (eight aircraft), 2001 (16 aircraft), and 2002 (18 aircraft). The contract had also provided for 50 option aircraft, which, if exercised, would have been available for delivery between January 2003 and January 2005.

In related transactions, the Company announced that it has modified its financing support commitments with Boeing. Such modified financing commitments include a commitment by Boeing and Rolls-Royce to provide or arrange lease financing for up to 20 Boeing 717 aircraft (the "Lease Financing Commitment"). The financing commitment expires in December 2002. The Company entered into a sale and leaseback transaction with an affiliate of Boeing for the Company's eleventh B717 in May 2000 in accordance with the terms thereof.

To the extent the Company does not utilize the Lease Financing Commitment (or such commitment is unavailable because of expiry or otherwise), the Company will be required to obtain a portion of the B717 financing from sources other than Boeing. The Company believes that with the support to be provided by Boeing (from the Lease Financing Commitment and other provisions of the B717 purchase agreement), aircraft-related debt financing should be available when needed. However, there can be no assurance that the Company will be able to secure financing on terms attractive to the Company, if at all. To the extent the Company cannot secure acceptable financing, it may be required to modify its aircraft acquisition plans or to incur financing costs higher than anticipated.

The first ten Boeing 717 aircraft were financed by the execution of a private placement of $178.9 million of enhanced equipment trust certificates ("EETCs") in November 1999. The proceeds were used to purchase the first ten B717 aircraft. The blended interest rate for the EETCs is 10.63% per annum and the EETCs are payable in installments from April 17, 2000, through April 17, 2017. In March 2000, the Company sold two of such B717 aircraft pursuant to a sale and leaseback transaction utilizing leveraged lease debt from EETCs.

Under the terms of its purchase contract with Boeing, the Company is required to make progress payments to Boeing. The Company paid Boeing $8 million in April 2000 and no further payments are scheduled to be made until January 2001.

F.     Long-term Debt

The entire principal amount of the Senior Notes ($150.0 million) and Senior Secured Notes ($80.0 million) will become due on April 15, 2001. The Company does not expect to generate sufficient cash flow from operations to repay all $230.0 million of such debt by its due date. Accordingly, the Company will need to refinance all or a portion of the outstanding debt through additional equity or debt offerings or a combination thereof. The ability to refinance this debt depends on future performance and financial results. Such results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond the Company's control.

G.     Income Taxes

The Company's effective tax rate was 4.2% and 6.6% for the second quarter of 2000 and 1999, respectively, and 4.2% and 7.5% for the six months ended June 30, 2000 and 1999, respectively. These rates result from the expected utilization of a portion of the Company's $108 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways NOL carryforwards to goodwill. The Company has not recognized any benefit from the use beyond the second quarter of 2000 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

H.     Subsequent Events

On July 14, 2000, the Company moved the listing of its securities from the Nasdaq National Market to the American Stock Exchange ("AMEX"). As of such date, the Company's common stock began trading on AMEX utilizing the ticker symbol "AAI".

Item 2.    Management's Discussion and Analysis of Financial Condition and
-------    Results of Operations
           ---------------------------------------------------------------

Results of Operations

For the three months and six months ended June 30, 2000 and 1999

The following is a table of selected operational statistics and financial data for the three months and six months ended June 30, 2000 and 1999:


                                                              Three Months Ended               Six Months Ended
                                                                  June 30,                       June 30,
                                                           2000            1999           2000             1999
                                                        ------------    ------------   ------------    -------------
Revenue passengers                                        1,962,710       1,763,275      3,554,093        3,262,861
Revenue passenger miles (1) (000)                         1,066,990         941,616      1,922,386        1,752,706
Available seat miles (2) (000)                            1,465,605       1,398,639      2,803,657        2,734,550
Passenger load factor (3)                                      72.8 %          67.3 %         68.6 %           64.1 %
Break-even load factor (4)                                     61.8 %          59.4 %         62.2 %           59.1 %
Average yield per revenue passenger mile (5)                  14.64 c         14.44 c        14.81 c          14.32 c
Passenger revenue per available seat mile (6)                 10.66 c          9.72 c        10.16 c           9.18 c
Operating cost per available seat mile (7)                     8.81 c          8.48 c         8.91 c           8.39 c
Average stage length (miles)                                    538             530            535              528
Average cost of aircraft fuel per gallon                      85.55 c         49.69 c        87.86 c          45.97 c
Average daily utilization (hours) (8)                         10:23            9:19          10:08             9:07
Number of aircraft in fleet at end of period                     50              49             50               49


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

Operating expenses per available seat mile:

                                               For the three months                   For the six months
                                                  ended June 30,                        ended June 30,
                                             ------------------------       %      -----------------------       %
                                                2000         1999        Change      2000         1999        Change
                                             -----------  -----------              ----------   ----------
Operating expenses:
     Salaries, wages and benefits                2.28 c       2.07 c       10.1%      2.37  c      2.09 c       13.4%
     Aircraft fuel                               2.06         1.26         63.5%      2.11         1.14         85.1%
     Maintenance, materials
        and repairs                              1.30         1.75        -25.7%      1.23         1.80        -31.7%
     Distribution                                0.72         0.76         -5.3%      0.69         0.71         -2.8%
     Landing fees and other rents                0.46         0.49         -6.1%      0.49         0.47          4.3%
     Marketing and advertising                   0.31         0.31          0.0%      0.32         0.37        -13.5%
     Aircraft rent                               0.21         0.09        133.3%      0.18         0.10         80.0%
     Depreciation                                0.35         0.59        -40.7%      0.37         0.57        -35.1%
     Other operating                             1.12         1.16         -3.4%      1.15         1.14          0.9%
                                             -----------  -----------              ----------   ----------
       Total operating expenses                  8.81 c       8.48 c        3.9%      8.91  c      8.39 c        6.2%
                                             -----------  -----------              ----------   ----------


Quarter ended June 30, 2000 Compared to the Quarter ended June 30, 1999

Summary

The Company recorded net income of $22.6 million for the three months ended June 30, 2000 compared to $15.0 million for the three months ended June 30, 1999. Operating income increased $10.1 million to $31.6 million for the three months ended June 30, 2000, from $21.5 million in 1999.

Operating Revenues

Passenger revenues increased by 14.9% or $20.3 million primarily due to an 11.3% increase in enplaned passengers and a 1.4% increase in passenger yield. These increases are attributable to a favorable pricing environment, strong economic conditions and the Company's initiatives to increase passenger revenue. The Company has implemented yield management strategies and a published pricing strategy. The Company will continue to offer assigned seating, a frequent flier program and business class seating.

Yield (the average amount a passenger pays to fly one mile) increased by 1.4% to
14.6 cents, which increased revenue by $2.0 million over the second quarter of 1999. Yield increased over last year due in part to a 3.2% higher average fare. Traffic, or revenue passenger miles (RPMs), increased 125.4 million or 13.3% on a capacity increase, or available seat miles (ASMs), of 4.8% or 67.0 million. The increase in load factor of 5.5 points increased passenger revenue by $11.2 million from the same period in 1999. However, the Company continues to experience aggressive competition that could negatively impact future loads and yields.

Cargo and other revenue increased 12.0% or $0.5 million due to an increase in U.S. Mail capacity and passenger service fees.

Operating Expenses

Operating expenses increased $10.6 million or 8.9% compared to the second quarter of 1999. Operating cost per ASM increased 3.9% to 8.8 cents from 8.5 cents a year ago primarily as a result of increased fuel costs and salaries, wages and benefits. Salaries, wages and benefits increased $4.6 million or 15.9% due primarily to contractual labor rate and seniority increases negotiated in 1998 between the Company and its three major union represented labor groups and an increase in overall headcount. Aircraft fuel increased year-over-year by $12.6 million or 71.4% primarily due to a 72.2% increase in average fuel prices partially offset by a 0.4% decrease in fuel consumption. Maintenance, materials and repairs decreased 22.1% or $5.4 million due to six fewer engine overhauls being performed as required under the Company's regular maintenance schedule compared to second quarter 1999. Marketing and advertising increased $0.1 million or 3.3% compared to the second quarter of 1999. Aircraft rent expenses rose $1.8 million or 137.2% due to the sale and leaseback of seven DC-9 aircraft in December 1999 and the sale and leaseback of three B717 aircraft in 2000. Depreciation expense decreased 38.2% or $3.2 million primarily due to the reduction in depreciable value of the Company's DC-9 fleet as a result of the impairment loss recorded in 1999 and the sale and leaseback of seven DC-9 aircraft, offset by the acquisition of eight B717 aircraft. Other operating expenses increased $0.2 million due to increases in B717 training expenses and aircraft ground handling expenses offset by decreases in passenger interrupted trip expenses due to the airline's improved operations.

Non-operating Expenses

Interest expense, net, increased 47.8% or $2.6 million compared to the three months ended June 30, 1999. The increase is due to the issuance of $178.9 million of enhanced equipment trust certificates ("EETCs") in the fourth quarter of 1999. Capitalized interest during the quarter was $1.0 million compared to $1.1 million during the same quarter of 1999.

The effective tax rate was 4.2% and 6.6% for the second quarter of 2000 and 1999, respectively. The 2000 rate results from the expected utilization of a portion of the Company's $108 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways NOL carryforward to goodwill. No benefit from the use beyond second quarter 2000 of NOL carryforwards has been recognized because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Six Months ended June 30, 2000 Compared to the Six Months ended June 30, 1999

Summary

The Company recorded net income of $25.5 million for the six months ended June 30, 2000 compared to net income of $18.0 million for the six months ended June 30, 1999. Operating income increased $13.0 million to $43.5 million for the six months ended June 30, 2000, from $30.5 million during the same period in 1999.

Operating Revenues

Passenger revenues increased by 13.5% or $33.8 million primarily due to increased demand in both the business and leisure market segments. Business class load factors were up significantly versus last year as the percentage of business class seats occupied rose to 59.9% from 50.5% in 1999. Adjustments in pricing and inventory strategies also led to large gains in leisure traffic.

The Company increased its yield (the average amount a passenger pays to fly one mile) to 14.8 cents, a 3.4% increase over the first six months of 1999. The Company's traffic, or revenue passenger miles (RPMs), increased 169.7 million or 9.7% on a capacity increase, or available seat miles (ASMs), of 2.5% or 69.1 million. Demand has outpaced capacity, which has resulted in higher load factors. Passenger load factor increased by 4.5 points, from 64.1% to 68.6% for the six months ended June 30, 1999 and 2000, respectively. There can be no assurance that these revenue improvements can be maintained as the Company expands in the future.

Operating Expenses

Operating expenses increased $20.3 million or 8.8% compared to the six months ended June 30, 1999. The Company's operating cost per ASM increased 6.2% to 8.91 cents from 8.39 cents a year ago primarily due to increased expenses for aircraft fuel and salaries, wages and benefits. Salaries, wages and benefits increased $9.2 million or 16.2% due primarily to contractual labor rate and seniority increases negotiated in 1998 between the Company and its three major union represented labor groups. Aircraft fuel increased year-over-year by $27.8 million or 88.8% primarily due to a 91.1% increase in the average fuel prices partially offset by a 1.2% decrease in fuel consumption. The 29.7% or $14.6 million decrease in maintenance, materials and repairs stems from five fewer airframe checks and fourteen fewer engine overhauls being performed as required under the Company's regular maintenance schedule. Distribution costs, which includes commissions and other fees, were flat year-over-year as the increase in commissionable sales was offset by a rate reduction from 8% to 5% implemented during the fourth quarter of 1999. Landing fees and other rents rose 5.6% or $0.7 million compared to the first six months of 1999 due to rate increases from airports systemwide, and a 1.4% increase in the number of landings. Marketing and advertising expenses declined 9.6%, or $1.0 million, from the first six months of 1999 to the first six months 2000 primarily as a result of reduced print and radio advertising during the first quarter of 2000. Aircraft rent increased $2.3 million or 88.7% from the first six months of 1999 to the first six months of 2000 due to the sale and leaseback of seven DC-9 aircraft in December 1999 and the sale and leaseback of three B717 aircraft. Depreciation expense decreased 34.6% or $5.4 million primarily because of the reduction in the depreciable value of the Company's DC-9 fleet as a result of the impairment loss recorded in 1999 and the sale and leaseback of seven DC-9 aircraft, offset by the acquisition of eight B717 aircraft in 2000. Other operating expenses increased $1.2 million due to increases in B717 training expenses and aircraft ground handling expenses offset by a decreases in passenger interrupted trip expenses due to the airline's improved operations and decreased bad debt expense resulting from improved controls to limit credit card chargebacks.

Non-operating Expenses

Interest expense, net, rose by $5.9 million from the first six months of 1999 to the first six months of 2000. Interest income increased $1.3 million as a result of higher cash balances and higher interest rates. Interest expense was $7.2 million higher due to the issuance of $178.9 million of EETCs in the fourth quarter of 1999.

The Company's effective tax rate was 4.2% and 7.5% for the six months ended June 30, 2000 and 1999, respectively. These rates result from the expected utilization of a portion of the Company's $108 million net operating loss ("NOL") carryforwards offset in part by the application of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards to goodwill. The Company has not recognized any benefit from the use beyond 2000 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Liquidity and Capital Resources

The Company relies primarily on operating cash flows to provide working capital. It has no lines of credit or other credit facilities. As of June 30, 2000, cash and cash equivalents totaled $67.3 million compared to $58.1 million at December 31, 1999. The Company had a working capital deficit of $215.0 million at June 30, 2000 compared to a working capital deficit of $7.3 million at December 31, 1999. The working capital deficit as of June 30, 2000, is attributable to the classification as current liabilities of the Company's $230 million of senior debt due in April 2001. Working capital requirements must be satisfied through cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of the Company's assets have been pledged to secure various issues of its outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that access to capital is constrained, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and may therefore be unable to achieve the full benefits expected therefrom. Based on the favorable economic conditions of the U.S. airline industry, the Company expects to be able to generate positive working capital through its operations; however, it cannot predict whether current favorable economic trends and conditions will continue, or the effects of competition or other factors, such as increased fuel prices, that are beyond its control.

As of June 30, 2000, cash and cash equivalents increased from December 31, 1999 by $9.2 million. During the six months ended June 30, 2000, operating activities generated $26.5 million in cash, investing activities used cash of $39.9 million primarily related to the purchase of three B717 aircraft offset by the use of the remaining prefunded proceeds of the EETCs, and Financing activities provided cash of $22.6 million in connection with the sale and leaseback of three B717 aircraft offset by the related long-term debt payments.

As of June 30, 2000, the operating fleet consisted of 35 DC-9 aircraft, four B737 aircraft and eleven B717 aircraft. Five leased B737 aircraft were returned to lessors and, in addition to seven DC-9 aircraft sold and leased back (which remain in the operating fleet), six Stage II DC-9 aircraft and one grounded B737 aircraft were sold during 1999.

During the second quarter of 2000, the Company revised significantly its contracts with Boeing relating to the purchase and financing of its fleet of B717 aircraft. The revised contract provides for a delivery schedule as follows:
2000 (eight aircraft - two delivered in the first quarter and one in the second quarter of 2000), 2001 (twelve aircraft), 2002 (twelve aircraft), and 2003 (ten aircraft). The Company and Boeing also recharacterized the 50 option aircraft to provide for 25 options, 20 purchase rights, and five rolling options. The options, purchase rights, and rolling options, to the extent exercised, would provide for delivery to the Company on or before September 30, 2005. Prior to this revision, the Company had committed to purchase 50 B717 aircraft (ten of which had been purchased as of March 31, 2000) during the following years: 1999 (eight aircraft), 2000 (eight aircraft), 2001 (16 aircraft), and 2002 (18 aircraft). The contract had also provided for 50 option aircraft, which, if exercised, would have been available for delivery between January 2003 and January 2005.

In related transactions, the Company announced that it has modified its financing support commitments with Boeing. Such modified financing commitments include a commitment by Boeing and Rolls-Royce to provide or arrange lease financing for up to 20 Boeing 717 aircraft (the "Lease Financing Commitment"). The financing commitment expires in December 2002. The Company entered into a sale and leaseback transaction with an affiliate of Boeing for the Company's eleventh B717 in May 2000 in accordance with the terms thereof.

To the extent the Company does not utilize the Lease Financing Commitment (or such commitment is unavailable because of expiry or otherwise), the Company will be required to obtain a portion of the B717 financing from sources other than Boeing. The Company believes that with the support to be provided by Boeing (from the Lease Financing Commitment and other provisions of the B717 purchase agreement), aircraft-related debt financing should be available when needed. However, there can be no assurance that the Company will be able to secure financing on terms attractive to the Company, if at all. To the extent the Company cannot secure acceptable financing, it may be required to modify its aircraft acquisition plans or to incur financing costs higher than anticipated.

The first ten Boeing 717 aircraft were financed by the execution of a private placement of $178.9 million of enhanced equipment trust certificates ("EETCs") in November 1999. The proceeds were used to purchase the first ten B717 aircraft. The blended interest rate for the EETCs is 10.63% per annum and the EETCs are payable in installments from April 17, 2000, through April 17, 2017. In March 2000, the Company sold two of such B717 aircraft pursuant to a sale and leaseback transaction utilizing leveraged lease debt from EETCs.

Under the terms of its purchase contract with Boeing, the Company is required to make progress payments to Boeing. The Company paid Boeing $8 million in April 2000 and no further payments are scheduled to be made until January 2001.

The entire principal amount of the Senior Notes ($150.0 million) and Senior Secured Notes ($80.0 million) will become due on April 15, 2001. The Company does not expect to generate sufficient cash flow from operations to repay all $230.0 million of such debt by its due date. Accordingly, the

Company will need to refinance all or a portion of the outstanding debt through additional equity or debt offerings or a combination thereof. The ability to refinance this debt depends on future performance and financial results. Such results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond the Company's control.

Due to the competitive nature of the airline industry, in the event of any further increases in the price of jet fuel, there is no assurance that increased fuel costs can be passed on to customers by increasing fares.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 is currently being evaluated and its impact on the Company's consolidated financial statements has not been determined.

Forward-Looking Statements

The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "expects", "intends", "believes", "will" or the negative thereof or other variations of these terms or comparable terminology.

The Company cautions readers that the forward-looking statements contained in this Report are only estimates or predictions and are not historical facts. Such statements include, but are not limited to:

 .   performance in future periods;
 .   ability to maintain profitability and to generate working capital from operations;
 .   ability to take delivery of and to finance aircraft;
 .   the adequacy of the Company's insurance coverage; and
 .   results of pending litigation or investigations.

No assurance can be given that future results will be achieved and actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to:

 .   consumer demand and acceptance of services offered by the Company;
 .   The Company's ability to achieve and maintain acceptable cost levels;
 .   fare levels and actions by competitors;
 .   regulatory matters, general economic conditions; commodity prices; and
 .   changing business strategy and results of litigation.

Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

All forward-looking statements made in connection with this Report are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update or correct any of its forward-looking statements.

Item 3.    Quantitative and Qualitative Market Risk
-------    ----------------------------------------

For discussion of certain market risks related to the Company, see Part I Item, 7A "Quantitative and Qualitative Disclosures about Market Risks", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. As of June 30, 2000, the Company has hedged approximately 15% of its projected fuel requirements for the remainder of 2000.

There have been no significant developments with respect to derivatives or exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
------     -----------------

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

Item 6.    Exhibits and Reports on Form 8-K
------     --------------------------------

(a)   Exhibits:

      (27) Financial Data Schedule.


(b) The following Current Reports on Form 8-K have been filed by the Company:

      Form 8-K dated May 15, 2000 to report that the Company amended its Boeing 717 aircraft purchase agreement with the Boeing Company

      Form 8-K dated July 12, 2000 to report second quarter earnings

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   AIRTRAN HOLDINGS, INC.



Date: August 14, 2000                                /s/  Stanley J. Gadek
                                                   ----------------------------
                                                   Stanley J. Gadek
                                                   Chief Financial Officer,
                                                   Principal Accounting Officer