Form 10-K/A
period 1999-12-31
AIRTRAN HOLDINGS INC
filed 2000-10-25
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K/A

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


                    Exhibit Index is located on pages 36-38

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

Risk Factors

We have a significant amount of debt which we may not be able to refinance or repay.

     We are highly leveraged and will continue to have significant debt obligations. The entire $150 million of our 10.25% Senior Notes and $80 million of our 10.5% Senior Secured Notes will become due on April 15, 2001. We do not expect to generate sufficient cash flow from operations to repay all $230.0 million of this debt by its due date. Accordingly, we will likely need to refinance all or a portion of the outstanding debt through additional equity or debt or a combination of debt and equity. However, we may not be able to obtain this financing on acceptable terms. In such event, we could be forced to default on our debt obligations and, ultimately, seek protection under federal bankruptcy laws.

     In addition, in 1999, we issued $178.9 million of enhanced equipment trust certificates and will incur substantial additional debt, some of which may be under capital leases, to finance the acquisition of the B717 aircraft. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Our ability to make scheduled payments of principal or interest and our ability to refinance the Senior Notes and Senior Secured Notes depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are, to some extent, beyond our control.

     The amount of our debt could have important consequences to investors, including the following:

 . a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for operations;

 . our ability to obtain additional financing for aircraft purchases, capital expenditures, working capital, or general corporate purposes could be limited;

 . our vulnerability to adverse economic and industry conditions is greater than our larger and more financially secure competitors;

 . 24 of our DC-9 aircraft are pledged as collateral to secure our $80 million of 10.5% Senior Secured Notes due 2001;

 . eight B717 aircraft are pledged as collateral to secure other debt with a principal balance of $137.2 million as of September 30, 2000; and

 . future B717 aircraft to be acquired by us will be pledged as collateral to secure debt we incur.

Restricted covenants in our debt instruments could limit how we conduct our business, and if we fail to comply with these restrictions, our debt obligations could be accelerated.

     Our debt instruments contain covenants that, among other things, restrict our ability to:

 . incur additional indebtedness;

 . pay dividends and make other distributions;

 . prepay subordinated indebtedness;

 . make investments and other restricted payments;

 . create liens;

 . sell assets;

 . enter into certain mergers; and

 . engage in certain transactions with affiliates.

     Our current and future financing arrangements contain and are expected to continue to contain similar or more restrictive covenants. As a result of these restrictions, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits. Without sufficient revenues and cash, we may not be able to pay interest and principal on our indebtedness.

     Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to a default under the terms of these agreements. If a default occurs, the other parties to these agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable. If that occurs, we may not be able to make payments on our debt, meet our working capital and capital expenditure requirements, or be able to find additional alternative financing. Even if we obtain additional alternative financing, we cannot guarantee investors that this financing would be on favorable or acceptable terms.

Further increases in fuel costs will negatively affect our financial results by increasing our expenses.

     The cost of jet fuel is a significant expenditure for us. During the third quarter of 2000, the cost of jet fuel accounted for approximately 26% of our operating expenses. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. The impact to our operations is disproportionately higher on average than to our competitors, primarily due to the fact that many of our competitors are currently using a larger percentage of more fuel-efficient aircraft, have favorable hedging positions and, accordingly, have fuel costs that represent a smaller portion of their total costs. Subject to market conditions, we may implement fare increases to pass fuel cost increases to our customers. There can be no assurance that any such fare increase would not reduce the competitive advantage we seek by offering affordable fares.

     Our fuel prices are currently at historically high levels, having increased from $.4995 per gallon, net of hedges, in 1999 to $1.0340 per gallon, net of hedges, for the third quarter of 2000. Despite this increase, we have been able to achieve improvements in our operating margins. We expect our fleet to become much more fuel-efficient as we add new B717 aircraft and we should become relatively less susceptible to adverse effects attributable to fuel price changes. We have experienced fuel savings of approximately 24% over our existing DC-9s and B737s with the 13 B717s currently in operation.

     Jet fuel costs are highly correlated to oil prices and thus fluctuate with changes in supply and demand for oil. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of jet fuel cannot be predicted with any degree of certainty. We estimate that a 10% increase in the September 30, 2000 jet fuel price would increase our fuel expenses by approximately $4.9 million, net of fuel hedge instruments currently outstanding, over the 12 month period beginning on October 1, 2000. As of September 30, 2000 we had hedged nearly 35% of our current fuel needs through March 2001 and 15% of our current fuel needs through September 2004 at a price no higher than $28.00 per barrel of crude oil.

Because of the loss of ValuJet Flight 592, the ensuing suspension of our operations and subsequent events, our financial results prior to fiscal year 1999 may be of little comparative value.

     As a result of the loss of ValuJet Flight 592 on May 11, 1996, the ensuing extraordinary review of our operations by the FAA, the suspension of operations from June 17, 1996 until September 29, 1996, and related consequences, our results for the periods prior to May 11, 1996 are not necessarily reflective of the results to be expected in future periods. Additionally, our operations for the balance of 1996 and for 1997 are also not reflective of results to be expected in future periods. This comes as a result of the suspension of operations for a significant portion of 1996, reduced service levels during the fourth quarter of 1996 and during the year of 1997, incremental costs incurred to reinitiate service to certain markets and to reactivate aircraft taken out of service during the suspension of operations, and the acquisition of Airways Corporation in November 1997. Our operations for 1998 are also not reflective of results to be expected in future periods as 1998 was a transition year with respect to the our business strategy and focus, route system and management. Our financial results include the operations of AirTran Airways, Inc. only from and after November 17, 1997, the date of the acquisition. You should consider the effects of these events in analyzing our financial results.

Our operating results may suffer because of competition in the markets we serve.

     The airline industry is highly competitive and is served by numerous companies. We may face greater competition in the future. Any increased competition could have a negative impact on our business and operating results.

     Competitors with greater financial resources than ours may price their fares at or below our fares or increase their service. This competition could prevent us from attaining a share of the passenger traffic necessary to sustain profitable operations. Our ability to meet price competition depends on our ability to operate at costs equal to or lower than our competitors or potential competitors.

The profitability of our operations is influenced by economic conditions as demand for discretionary travel diminishes during economic downturns.

     The profitability of our operations is influenced by the condition of the U.S. economy, that may impact the demand for discretionary travel and our competitive pricing position. A substantial portion of our business is discretionary travel, which has historically declined during economic downturns.

We depend heavily on the Atlanta market to be successful.

     Our business strategy has focused and is expected to continue to focus on adding flights to and from our Atlanta base of operations. A significant reduction in our share of the Atlanta market or reduced passenger traffic to or from Atlanta could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a primary hub and on a route network operating largely on the East Coast makes us more susceptible to adverse weather conditions and other traffic delays along the East Cost than some of our competitors that may be better able to spread these traffic risks over larger route systems.

Airline strategic combinations could have an impact on our operations in ways yet to be determined.

     The strategic environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength, and entering into global alliance arrangements. The recent announcement of the proposed merger of United Airlines and US Airways will effect the airline industry. However, because the merger has not yet been completed, we are unable to predict what affect, if any, this merger or other changes in the strategic landscape might have on our business, financial condition and results of operations.

Our older airplanes could increase our costs of maintenance and negatively impact our business and financial results.

     As of September 30, 2000, the average age of our operating aircraft fleet was approximately 22 years. As a result, we have incurred increased overall operating costs due to the higher maintenance and other operating costs associated with older aircraft.

     We are required to comply with all applicable regulations and airworthiness directives issued by the FAA with respect to aging aircraft. As a result, our costs of maintenance, including costs to comply with aging aircraft requirements for our DC-9 and B737 aircraft, may increase in the future.

     We believe that our aircraft are mechanically reliable based on the percentage of scheduled flights completed. However, we cannot guarantee that our aircraft will continue to be sufficiently reliable over longer periods of time. Furthermore, given the age of our fleet, any public perception that our aircraft are less than completely reliable could have a material adverse effect on our business.

If we are not able to fulfill our purchase commitments for new aircraft, our growth could be slowed.

     We are required to purchase 50 B717 aircraft from Boeing. As of October 27, 2000, we had taken delivery of 14 of these aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." We presently have committed lease financing facilities at favorable rates for the delivery of 16 additional B717 airplanes scheduled for delivery through February 2002. We cannot guarantee that we will be able to obtain satisfactory financing to allow us to fulfill our obligations for any aircraft thereafter. Should we default on our obligations, Boeing would have the right to terminate the purchase agreement, accelerate certain financing agreements and to seek other remedies available to it. If we are unable to purchase these aircraft, our ability to increase our number of flights could be adversely impacted. On the other hand, if our growth slows or air travel in general decreases, we may not be able to utilize all the aircraft we have committed to purchase. If we cannot use such aircraft, we may be required to sell or lease such aircraft on terms which will depend upon market conditions at the time. We could suffer a financial loss from any such sales or leases.

Our reputation and financial results could be negatively affected in the event of a major aircraft accident.

     A major accident involving our aircraft could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that some of our aircraft are less safe or reliable than other aircraft, and that could have a negative effect on our business. The occurrence of one or more incidents or accidents involving our aircraft could have a material adverse effect on the public's perception of us and future operations.

     We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain liability insurance in amounts and of the type consistent with industry practice. Although we currently believe our insurance coverage is adequate, the amount of such coverage may be changed in the future or we may be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage could have a material adverse impact on our business and financial results.

We are subject to extensive regulation by the FAA and other governmental agencies, compliance with which could cause us to incur increased costs and negatively affect our business and financial results.

     We are subject to a wide range of governmental regulation, including regulation by the FAA. For example, in the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, and increased inspections and maintenance procedures to be conducted on older aircraft. A modification, suspension or revocation of any of our FAA authorizations or certificates could adversely impact our business. We expect to continue to incur expenses for the purpose of complying with the FAA's aging aircraft regulations. In addition, several airports have recently sought to increase substantially the rates charged to airlines, and the ability of airlines to contest such increases has been restricted by federal legislation, U.S. Department of Transportation regulations, and judicial decisions.

     Additional laws and regulations have been proposed that could significantly increase the cost of airline operations by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that are amendable. We cannot predict what laws and regulations may be adopted or their impact and we cannot guarantee that laws or regulations currently proposed or enacted in the future will not adversely affect us.

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

The delivery and retirement schedules represent Management's best estimates as of March 15, 2000. Consequently, actual deliveries and/or retirements may vary from the above tables. See "Item 7. Management's Discussion and Analysis -- Forward Looking Statements."

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

ITEM 3. LEGAL PROCEEDINGS
        -----------------

Of the numerous lawsuits that were filed against the Company seeking damages attributable to those on Flight 592, only one remaining case is being pursued in a state court in Florida. This case involves a wrongful death action seeking actual and punitive damages. The Company believes that the $750 million coverage available with respect to these claims will be sufficient to cover all claims arising from the accident. As all claims are handled independently by the Company's insurance carrier, the Company cannot reasonably estimate the amount of liability that may finally exist. As a result, no accruals for losses and the related claim for recovery from the Company's insurance carrier have been reflected in the Company's financial statements. There can be no assurance that the total amount of judgments and settlements will not exceed the amount of insurance available therefor or that all damages awarded will be covered by insurance.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

Market Information

The Company's Common Stock, $.001 par value, is traded on the American Stock Exchange under the symbol "AAI". As of March 10, 2000, there were approximately 5,512 holders of record of the Company's Common Stock. The following table sets forth the reported high and low sale prices for the Common Stock for each fiscal quarter since January 1, 1998.

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

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The information required by this item is as follows:

                                                    (in thousands except per share data)
                                       1999          1998(b)        1997           1996             1995
                                     --------       --------      --------       ---------       ---------
Operating revenues                   $523,468       $439,307      $211,456        $219,636        $367,757
Net income (loss)                     (99,394) (a)   (40,738) (c)  (96,663) (d)    (41,469) (e)     67,763
Basic earnings (loss)
  per share                             (1.53)         (0.63)        (1.72)          (0.76)           1.24
Diluted earnings (loss)
  per share                             (1.53)         (0.63)        (1.72)          (0.76)           1.13
Total assets                          467,014        376,406       433,864         417,187         346,741
Long-term debt including
  current maturities                  415,688        245,994       250,712         244,706         109,038


Notes: All special items listed below are pre-tax.
(a) Includes a $147.7 million impairment loss related to the accelerated retirement of the DC-9 fleet as a result of the introduction of the B717 fleet and a gain of $19.6 million for a litigation settlement.
(b) See Note 1 to the consolidated financial statements.
(c) Includes a $27.5 million impairment loss related to the acceleration of the retirement of four owned B737 aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes.
(d) Includes a $24.8 million charge related to the shutdown of the airline in 1996 and a $5.2 million charge for the renaming of the airline in connection with the merger with Airways Corporation in November 1997.
(e) Includes a $68.0 million charge related to the shutdown of the airline in 1996, a $3.9 million gain on the sale of property, a $13.0 million arrangement fee for aircraft transfer and a $2.8 million gain on insurance recovery.

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
   Total operating expenses                          8.19(cents)          7.91(cents)         9.38(cents)
                                                     ==========           ==========          ==========

1999 Compared to 1998

Summary

     We recorded a net loss of $99.4 million, or $1.53 per share, for the year ended December 31, 1999, including the pre-tax impairment charge of $147.7 million and the litigation settlement gain of $19.6 million which together reduced earnings per share by $1.98. For the year ended December 31, 1998, we recorded a net loss of $40.7 million, or $.63 per share, including a pre-tax impairment charge of $27.5 million or $.43 per share.

     Our operating loss increased to $72.0 million in 1999 from $18.6 million in 1998. Our operating margins decreased to (13.8%) in 1999 from (4.2%) in 1998. Included in these amounts were the impairment charges described above which reduced operating income by $147.7 million in 1999 and $27.5 million in 1998. These items and the 1999 settlement gain of $19.6 million included in other revenues reduced the operating margin in 1999 by 25.4 percentage points and in 1998 by 6.3 percentage points.

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

In the fourth quarter of 1999, we decided to accelerate the retirement of our owned DC-9 fleet to accommodate the introduction of the B717 fleet. It was originally our intent to use the B717s to increase overall capacity while continuing to use the DC-9s into 2005. However, during 1999, the new management team (including the CEO and President who joined us in 1999) reevaluated our near and long-term fleet strategy and the components underlying such strategy. By October 1999, we determined that it would be cost beneficial to retire the DC-9s. As a result, we developed a fleet plan which provides for the retirement of the DC-9s between December 31, 1999 and October 2003, generally coinciding with the delivery of the B717s. Our board of directors approved the plan in October 1999. In connection with our decision to accelerate the retirement of these aircraft, we performed an evaluation to determine, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decision was made, resulting in a $147.7 million impairment charge. We considered recent transactions and market trends involving similar aircraft in determining the fair market value. See Note 10 to the consolidated financial statements.

Non-operating Expenses

Interest expense, net of interest income, increased 11.2% due to the November 3, 1999, issuance of $178.9 million of debt for financing ten B717 aircraft. See
Note 5 to the consolidated financial statements.

Income tax expense was $2.7 million and $0 in 1999 and 1998, respectively. The 1999 tax expense results from the utilization of a portion of our $141 million of net operating loss ("NOL") carryforwards, existing at December 31, 1998, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards. We have not recognized any benefit from the use beyond 1999 of NOL carryforwards because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in each quarter in 1999, excluding the impairment charge, we do not believe this and other positive evidence, including our projection of future profitable operations, offsets the effect of our recent cumulative losses.

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

We recorded a net loss of $40.7 million, or $.63 per share, and $96.7 million, or $1.72 per share, for the years ended December 31, 1998 and 1997, respectively, The impairment charge of $27.5 million in 1998 increased the net loss per share by $.43. The $30.1 million charge related to rebranding and shutdown costs in 1997 increased the net loss per share by $.53

Our operating loss decreased to $18.6 million in 1998 from $101.8 million in 1997. Our operating margins decreased to (4.2%) in 1998 from (48.1%) in 1997. Included in these amounts were the impairment and other charges described above which reduced operating income by $27.5 million in 1998 and $30.1 million in 1997. These items reduced the operating margin in 1998 by 6.3 percentage points and in 1997 by 14.2 percentage points.

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

Liquidity and Capital Resources

We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit or other facilities. As of December 31, 1999, we had cash and cash equivalents of $58.1 million compared to $10.9 million at December 31, 1998 and working capital deficit of $7.3 million compared to a working capital deficit of $30.8 million at December 31, 1999 and 1998, respectively. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that our access to capital is constrained, we may not be able to make certain capital expenditures or to continue to implement certain other aspects of our strategic plan, and we may therefore be unable to achieve the full benefits expected therefrom. Based on the favorable economic conditions of the U.S. airline industry, we expect to be able to generate positive working capital through our operations; however, we cannot predict whether the current favorable economic trends and conditions will continue, or the effects of competition or other factors, such as increased fuel prices, that are beyond our control.

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

4.6   Amendment to Plan of Merger between the Company and Airways Corporation
      (2)
4.7 Indenture dated as of April 17, 1996, among the Company, its subsidiaries and Bank of Montreal Trust Company, as Trustee (3)
4.8 First Supplemental Indenture dated August 26, 1996, among the Company, its subsidiaries, Bank of Montreal Trust Company and Fleet National Bank (11)
4.9 Second Supplemental Indenture dated August 5, 1997, among the Company, its subsidiaries and State Street Bank and Trust (10)
4.10 Third Supplemental Indenture dated November 17, 1997, among the Company, its subsidiaries and State Street Bank and Trust (11)
4.11 Indenture dated August 13, 1997, among the Company, its subsidiaries and The Bank of New York, as Trustee (4)
4.12 First Supplemental Indenture dated November 17, 1997, among the Company, its subsidiaries and The Bank of New York (11)
4.13 Second Supplemental Indenture dated April 23, 1999, among the Company, its subsidiaries and The Bank of New York (16)
4.14 Third Supplemental Indenture dated December 30, 1999, among the Company, its subsidiaries and The Bank of New York (16)
10.1 Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (5)(6)
10.2  1993 Incentive Stock Option Plan (5)(6)
10.3  1994 Stock Option Plan (5)(6)
10.5  1995 Employee Stock Purchase Plan (7)
10.6 Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement
      (8)
10.7 Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (8)
10.8  1996 Stock Option Plan (6)(9)
10.9 Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy (6)(10)
10.10 Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan (6)(10)
10.11 Airways Corporation 1995 Stock Option Plan (6)(12)
10.12 Airways Corporation 1995 Directors Stock Option Plan (6)(12)
10.13 Lease of headquarters in Orlando, Florida, dated November 14, 1995 (13)
10.14 Orlando International Lease and Use Agreement (14)
10.15 Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (15)
10.16 Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (15)
10.17 Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and The Company. dated January 25, 1996 (15)
10.18 Supplemental Agreement dated as of November 17, 1998, between the
      Company and D. Joseph Corr (11)
10.19 Employment Agreement dated as of January 4, 1999, between the Company and Joseph B. Leonard (11)

10.20 Loan Agreement dated as of January 25, 1999, among the Company, Lewis H. Jordan, Robert L Priddy, Timothy P. Flynn and Maurice J. Gallagher, Jr.
      (11)
10.21 Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association. (16)
21    Subsidiaries of the Registrant (16)
23    Consent of Independent Auditors
27    Financial Data Schedule (16)

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2) Incorporated by reference to the Company's Registration Statement Form S-4, registration number 333-33837, filed with the Commission on August 18, 1997 and amendments thereto.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 0-26914, filed with the Commission on May 3, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-37487, filed with the Commission on October 9, 1997 and amendments thereto.
(5) Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(6) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-24164, filed with the Commission on March 29, 1996 and amendment thereto.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.
(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-26914, filed with the Commission on

      March 31, 1999.
(12) Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(13) Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(14) Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(15) Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-26914, filed with the Commission on March 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AIRTRAN HOLDINGS, INC.

                                By:

                                /s/ Joseph B. Leonard
                                ---------------------
                                Joseph B. Leonard
                                Chairman, President and Chief Executive Officer
                                Date: October 20, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard                                       October 20, 2000
---------------------
Joseph B. Leonard
Chairman, President and Chief Executive Officer

/s/ Stanley J. Gadek                                        October 20, 2000
---------------------
Stanley J. Gadek
Senior Vice President of Finance and Chief Financial
Officer (Principal Accounting and Financial Officer)

/s/ Don L. Chapman                                          October 20, 2000
------------------
Don L. Chapman
Director

/s/ John K. Ellingboe                                       October 20, 2000
---------------------
John K. Ellingboe
Director

/s/ Lewis H. Jordan                                         October 20, 2000
-------------------
Lewis H. Jordan
Director

/s/ Robert L. Priddy                                        October 20, 2000
--------------------
Robert L. Priddy
Director

/s/ Robert D. Swenson                                       October 20, 2000
---------------------
Robert D. Swenson
Director

/s/ William J. Usery                                        October 20, 2000
--------------------
S. William J. Usery
Director

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

                            AirTran Holdings, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                              December 31,
Assets                                                     1999          1998
------                                                  --------      --------
Current assets:
  Cash and cash equivalents                             $ 58,102      $ 10,882
  Restricted cash                                         18,069        13,459
  Accounts receivable, less allowance of $927 and
    $1,325 at December 31, 1999 and 1998, respectively     7,599         7,784
  Spare parts, materials and supplies, less allowance
    for obsolescence of $2,260 and $4,259 at
    December 31, 1999 and 1998, respectively               5,816        11,486
  Prepaid expenses                                        14,058         9,346
                                                        --------      --------
    Total current assets                                 103,644        52,957

Property and equipment:
  Flight equipment                                       244,662       306,026
    Less: Accumulated depreciation                        (4,973)      (87,084)
                                                        --------      --------
                                                         239,689       218,942

  Purchase deposits for flight equipment                  22,562        36,518

  Other property and equipment                            24,914        23,491
    Less: Accumulated depreciation                       (13,436)      (10,542)
                                                        --------      --------
                                                          11,478        12,949
                                                        --------      --------
                                                         273,729       268,409

Other assets:
  Intangibles resulting from business acquisition         38,862        42,727
  Unexpended debt proceeds-restricted                     39,232             -
  Debt issuance costs                                      5,733         6,956
  Other assets                                             5,814         5,357
                                                        --------      --------
Total assets                                            $467,014      $376,406
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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

SFAS No. 123, "Accounting for Stock-Based Compensation," provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. However, the Company will continue to account for stock-based compensation in accordance with APB Opinion No. 25.

Net Loss Per Share

Net loss per share (basic and diluted) was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents were anti-dilutive and therefore excluded from the computation of weighted average shares used in computing diluted loss per share.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 is effective for periods beginning after June 15, 2000. The Company is currently evaluating SFAS No. 133 and has not yet determined its impact on the consolidated financial statements.

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

A summary of stock option activity under the aforementioned plans is as follows:

                                                                    Weighted
                                                                     Average
                                     Shares         Price Range       Price
                                    ---------      -------------    --------
Balance at January 1, 1997          6,623,530      $0.17 - 23.19      $ 5.06
   Granted                          1,304,000       5.31 -  6.88        5.52
   Assumed in Airways Merger          732,700       2.70 - 10.75        4.60
   Exercised                         (317,480)      0.17 -  5.13        2.85
   Canceled                          (226,320)      1.00 - 21.38       12.20
                                    ---------
Balance at December 31, 1997        8,116,430       0.17 - 23.19        4.84
   Granted                            235,000       5.50 -  8.13        7.67
   Exercised                         (562,580)      0.17 -  5.69        2.81
   Canceled                          (997,870)      0.17 - 21.38        7.16
                                    ---------
Balance at December 31, 1998        6,790,980       0.17 - 23.19        4.71
   Granted                          2,571,000       3.03 -  6.41        3.52
   Exercised                         (226,420)      0.17 -  5.50        4.56
   Canceled                          (495,040)      3.13 - 21.50        7.04
                                    ---------
Balance at December 31, 1999        8,640,520      $0.17 - 23.19       $4.16
                                    =========
Exercisable at December 31, 1999    5,382,149      $0.17 - 23.19       $3.61
                                    =========

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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
                                    ======         ======     ========

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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
                                          =========      ==========

For financial reporting purposes, a valuation allowance has been recognized at December 31, 1999 and 1998, to reduce the net deferred income tax assets to zero. The Company has not recognized any benefit from the future use of operating loss carryforwards because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards indicates that the underlying

                              AirTran Holdings, Inc
                  Notes to Consolidated Financial Statements
                               December 31, 1999

assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although the Company produced operating profits in each quarter in 1999, excluding the impairment charge, management does not believe this and other positive evidence, including projections of future profitable operations, offsets the effect of the Company's recent cumulative losses;

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

10. Impairment Loss

In the fourth quarter of 1998, the Company decided to accelerate the retirement of its four owned B737 aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes. The B737s, which were acquired in the Airways merger, will be replaced with B717 aircraft. In the fourth quarter of 1999, the Company decided to accelerate the retirement of its 42 DC-9 aircraft to accommodate the introduction of its B717 fleet. It was the Company's original intent to use the B717s to increase overall capacity while continuing to use the DC-9s into 2005. However, during 1999, the new management team (including the CEO and President who joined the Company in 1999) reevaluated the Company's near and long-term fleet strategy and the components underlying such strategy. By October 1999, the Company determined that it would be cost beneficial to begin to retire the DC-9s. As a result, the Company developed a fleet plan which provides for the retirement of the DC-9s between December 31, 1999 and October 2003, generally coinciding with the delivery of the B717s. The Company's board of directors approved the plan in October 1999.

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

                             AirTran Holdings, Inc
                  Notes to Consolidated Financial Statements
                               December 31, 1999


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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

14. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 1999 and 1998 is as follows (in thousands, except per share data):

                                                            Quarter
                                     ---------------------------------------------------------
                                      First           Second          Third           Fourth
                                     --------        --------       ---------       ----------
Fiscal 1999
  Operating revenues                 $119,873        $140,015        $143,483        $ 120,097
  Operating income (loss)               9,001          21,455          29,570         (132,014)
  Net income (loss)                     3,054          14,959          23,167         (140,574)
  Basic earnings (loss) per share           5 (cents)      23 (cents)      36 (cents)    (2.15)
  Diluted earnings (loss) per share         5 (cents)      22 (cents)      34 (cents)    (2.15)

                                                            Quarter
                                     ---------------------------------------------------------
                                      First           Second          Third           Fourth
                                     --------        --------       ---------       ----------
Fiscal 1998
  Operating revenues                 $ 94,541        $123,988        $115,060        $ 105,718
  Operating income (loss)              (2,874)         14,421          (5,319)         (24,785)
  Net income (loss)                    (7,873)          8,559         (10,893)         (30,531)
  Basic and diluted income
    (loss) per share                      (12)(cents)      13 (cents)     (17)(cents)      (47)(cents)

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

                            AirTran Holdings, Inc.
                  Notes to Consolidated Financial Statements
                               December 31, 1999

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

AirTran Holdings, Inc.
Schedule II - Valuation and Qualifying Accounts
(In Thousands)

                                                                           CHARGED TO
                                                BALANCE AT    CHARGED TO     OTHER
                                               BEGINNING OF    COSTS AND    ACCOUNTS-   DEDUCTIONS-    BALANCE AT
                                                  PERIOD       EXPENSES     DESCRIBE     DESCRIBE     END OF PERIOD
                                               ------------   ----------   ----------   -----------   -------------
Year ended December 31, 1999
  Allowance for Doubtful Accounts               $ 1,325       $ 4,022            -       $4,420        $   927
  Provision for Obsolescence                      4,259         1,406            -        3,405          2,260
  Valuation allowance for deferred taxes         39,632        36,278            -            -         75,910
                                                -------       -------        ------      ------        -------
Total                                           $45,216       $41,706            -       $7,825        $79,097
                                                =======       =======        ======      ======        =======

Year ended December 31, 1998
  Allowance for Doubtful Accounts               $ 1,354       $ 8,003            -       $8,032        $ 1,325
  Provision for Obsolescence                      2,217         2,042            -           -           4,259
  Valuation allowance for deferred taxes         29,000         7,269        $3,363(1)       -          39,632
                                                -------       -------        ------      ------        -------
Total                                           $32,571       $17,314        $3,363      $8,032        $45,216
                                                =======       =======        ======      ======        =======

Year ended December 31, 1997
  Allowance for Doubtful Accounts               $   838       $ 2,895            -       $2,379        $ 1,354
  Provision for Obsolescence                        500         1,717            -           -           2,217
  Valuation allowance for deferred taxes              -        24,270        $4,730(1)       -          29,000
                                                -------       -------        ------      ------        -------
Total                                           $ 1,338       $28,882        $4,730      $2,379        $32,571
                                                =======       =======        ======      ======        =======

(1) Amounts represent valuation allowance resulting from the acquisition of Airways Corporation.