Form 10-Q/A
period 2000-03-31
AIRTRAN HOLDINGS INC
filed 2000-10-25
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q/A


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

                            AIRTRAN HOLDINGS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations - Three months ended March 31, 2000 and 1999..............     3

         Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999..............................     4

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999..............     6

         Notes to Condensed Consolidated Financial Statements......................................................     7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks...............................................    13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................    14

Item 6.  Exhibits and Reports on Form 8-K..........................................................................    14

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

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

C.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                 For the three months
                                                                                    ended March 31,
                                                                                ----------------------
                                                                                 2000           1999
                                                                                ------         -------
Numerator:
     Net income                                                                $ 2,902         $ 3,054
                                                                               =======         =======
Denominator:
     Denominator for basic earnings per share - weighted average shares         65,715          64,915
     Effective of dilutive stock options                                         3,279           2,814
                                                                               -------         -------
     Denominator for diluted earnings per share - weighted-average shares
     and assumed conversions                                                    68,994          67,729
                                                                               =======         =======
Basic earnings per share                                                       $  0.04         $  0.05
                                                                               =======         =======
Diluted earnings per share                                                     $  0.04         $  0.05
                                                                               -------         -------

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

Operating Expenses

Operating expenses increased $9.7 million or 8.7% compared to the first quarter of 1999. Our operating cost per ASM increased 8.4% to 9.0 cents from 8.3 cents a year ago primarily as a result of increased fuel costs and salaries, wages and benefits. Salaries, wages and benefits increased $4.6 million or 16.4% due primarily to contractual labor rate and seniority increases negotiated in 1998 between the Company and its three major union represented labor groups and an increase in overall headcount. Aircraft fuel increased year over year by $15.3 million 110.9% primarily due to a 115.2% increase in average fuel prices partially offset by a 2.1% decrease in fuel consumption. Maintenance, materials and repairs decreased 37.3% or $9.2 million due to five fewer check lines and eight fewer engine overhauls as compared to first quarter 1999. The term "check line" refers to significant maintenance on an airframe and is required by the FAA based upon various thresholds including aircraft flight hours, certain cycles or calendar dates. Because these are a function of usage, the timing of major maintenance overhauls varies from month to month and quarter to quarter. Additionally, maintenance expense decreased due to completion of the structural life improvement program in 1999. The allowance for obsolescence increased only slightly during the quarter ended March 31, 2000 as the increase in spare parts, materials and supplies related primarily to the new B717 fleet for which little allowance is currently necessary. Marketing and advertising decreased $0.8 million in print advertising and $0.3 million in radio advertising compared to first quarter 1999. Aircraft rent increased $0.6 million or 41.5% due to the sale and leaseback of seven DC-9 aircraft, offset by the return of 5 B737 aircraft in 1999. Depreciation expense decreased 30.6% or $2.2 million primarily due to the impairment loss recorded in 1999 related to the DC-9 fleet offset by the delivery of ten B717 aircraft. Other operating expenses increased $1.0 million due to the increases in passenger service charges as a result of more passengers offset by a $1.1 million decrease in bad debt expense resulting from improved controls to limit credit card chargebacks. The allowance for doubtful accounts also decreased as a result of such controls although accounts receivable increased significantly during the quarter ended March 31, 2000.

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

Liquidity and Capital Resources

We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit or other credit facilities. As of March 31, 2000, we had cash and cash equivalents of $74.3 million compared to $58.1 million at December 31, 1999 and working capital of $3.0 million compared to a working capital deficit of $7.3 million at December 31, 1999. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that our access to capital is constrained, we may not be able to make certain capital expenditures or to continue to implement certain other aspects of our strategic plan, and we may therefore be unable to achieve the full benefits expected therefrom. Based on the favorable economic conditions of the U.S. airline industry, we expect to be able to generate positive working capital through our operations; however, we cannot predict whether the current favorable economic trends and conditions will continue, or the effects of competition or other factors, such as increased fuel prices, that are beyond our control.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

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



                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits:

     (27)  Financial Data Schedule (previously filed on May 10, 2000 with the original filing of the Company's Quarterly
                                    Report on Form 10-Q)

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AIRTRAN HOLDINGS, INC.



Date:  October 20, 2000                    /s/ Robert L. Fornaro
                                           ------------------------------
                                           Robert L. Fornaro
                                           President