Form 10-Q
period 2000-09-30
AIRTRAN HOLDINGS INC
filed 2000-11-13
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ______________



Commission File No:  0-26914

                            AirTran Holdings, Inc.
                            ----------------------
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

                                 (407) 251-5600
                                 --------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ----    ----

As of October 31, 2000, there were 65,823,359 shares of common stock of the registrant outstanding.

                            AIRTRAN HOLDINGS, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations
       - Quarter and nine months ended September 30, 2000 and 1999                  3

     Condensed Consolidated Balance Sheets
       - September 30, 2000 and December 31, 1999                                   4

     Condensed Consolidated Statements of Cash Flows
       - Nine months ended September 30, 2000 and 1999                              6

     Notes to Condensed Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risks               19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         20

Item 5.  Other Information                                                         20

Item 6.  Exhibits and Reports on Form 8-K                                          20


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            AirTran Holdings, Inc.
                Condensed Consolidated Statements of Operations
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                               For the quarter ended       For the nine months ended
                                                    September 30,                September 30,
                                               -----------------------     -------------------------
                                                2000            1999           2000           1999
                                               ------          ------         ------         ------
                                                      (Unaudited)                  (Unaudited)
Operating revenues:
   Passenger                                  $156,807        $119,676       $441,556      $370,636
   Cargo                                           904             933          2,977         2,899
   Other                                         3,748          22,874         10,103        29,836
                                              --------        --------       --------      --------
    Total operating revenues                   161,459         143,483        454,636       403,371

Operating expenses:
   Salaries, wages and benefits                 35,423          30,358        101,690        87,408
   Aircraft fuel                                37,189          18,888         96,361        50,237
   Maintenance, materials and repairs           20,959          20,114         55,504        69,278
   Distribution                                 10,009           9,191         29,400        28,595
   Landing fees and other rents                  6,661           6,531         20,400        19,542
   Marketing and advertising                     4,396           3,113         13,440        13,120
   Aircraft rent                                 4,007           1,262          9,000         3,908
   Depreciation                                  5,906           8,790         16,129        24,433
   Other operating                              19,806          15,666         52,148        46,824
                                              --------        --------       --------      --------
    Total operating expenses                   144,356         113,913        394,072       343,345
                                              --------        --------       --------      --------
Operating income                                17,103          29,570         60,564        60,026
Interest (income) expense:
   Interest income                              (1,654)           (763)        (3,908)       (1,688)
   Interest expense                              9,518           6,218         28,618        18,120
                                              --------        --------       --------      --------
Interest expense, net                            7,864           5,455         24,710        16,432
                                              --------        --------       --------      --------

Income before income taxes                       9,239          24,115         35,854        43,594
Income tax expense                                 348             948          1,473         2,414
                                              --------        --------       --------      --------
Net income                                    $  8,891        $ 23,167       $ 34,381      $ 41,180
                                              ========        ========       ========      ========
Basic earnings per share                      $   0.14        $   0.36       $   0.52      $   0.63
                                              ========        ========       ========      ========
Diluted earnings per share                    $   0.13        $   0.34       $   0.50      $   0.60
                                              ========        ========       ========      ========

See accompanying notes to condensed consolidated financial statements.

                            AirTran Holdings, Inc.
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)


                                                                September 30,   December 31,
                                                                     2000           1999
                                                                -------------   ------------
                                                                 (Unaudited)      (Audited)
Assets
------
Current assets:
 Cash and cash equivalents                                         $ 83,834       $ 58,102
 Restricted cash                                                     28,624         18,069
 Accounts receivable, less allowance of $1,208 and $927 at
   September 30, 2000 and December 31, 1999, respectively            12,625          7,599
 Inventory                                                            7,366          5,816
 Prepaid expenses                                                    12,200         14,058
                                                                   --------       --------
     Total current assets                                           144,649        103,644

Property and equipment:
 Flight equipment                                                   265,802        244,662
     Less: Accumulated depreciation                                 (17,492)        (4,973)
                                                                   --------       --------
                                                                    248,310        239,689

 Purchase deposits for flight equipment                              26,194         22,562

 Other property and equipment                                        26,493         24,914
     Less:  Accumulated depreciation                                (15,426)       (13,436)
                                                                   --------       --------
                                                                     11,067         11,478
                                                                   --------       --------
                                                                    285,571        273,729

Other assets:
 Intangibles resulting from business acquisition                     14,474         15,628
 Trademarks and trade names                                          22,609         23,234
 Unexpended debt proceeds - restricted                                    -         39,232
 Debt issuance costs                                                  5,975          5,733
 Other assets                                                         9,897          5,814
                                                                   --------       --------
Total assets                                                       $483,175       $467,014
                                                                   ========       ========
See accompanying notes to condensed consolidated financial statements.    (Continued)

                            AirTran Holdings, Inc.
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)


                                                                      September 30,   December 31,
                                                                          2000           1999
                                                                      -------------   ------------
                                                                       (Unaudited)      (Audited)
Liabilities and Stockholders' Equity (Deficit)
----------------------------------------------
Current liabilities:
    Accounts payable                                                    $   2,874      $  10,410
    Accrued liabilities                                                    75,565         57,456
    Air traffic liability                                                  41,362         23,491
    Current portion of long-term debt                                     236,526         19,569
                                                                       ----------      ---------
         Total current liabilities                                        356,327        110,926

Long-term debt, less current portion                                      132,131        396,119

Stockholders' equity (deficit):
    Preferred stock, $.01 par value per share, 5,000,000 shares
      authorized, no shares issued or outstanding                              -              -
    Common stock, $.001 par value per share, 1,000,000,000
      shares authorized, and 65,801,260 and 65,698,424 shares
      issued and outstanding at September 30, 2000 and
      December 31, 1999, respectively                                          66             66
    Additional paid-in capital                                            150,953        150,589
    Accumulated deficit                                                  (156,302)      (190,686)
                                                                       ----------      ---------
Total stockholders' equity (deficit)                                       (5,283)       (40,031)
                                                                       ----------      ---------

Total liabilities and stockholders' equity (deficit)                    $ 483,175      $ 467,014
                                                                        =========      =========

See accompanying notes to condensed consolidated financial statements.

                            AirTran Holdings, Inc.
               Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                For the nine months ended
                                                                                      September 30,
                                                                                -------------------------
                                                                                     2000        1999
                                                                                ------------  -----------
                                                                                       (Unaudited)
Operating activities:
Net income                                                                         $ 34,381   $ 41,180
      Adjustments to reconcile net income to net cash
           provided by operating activities:
               Depreciation and amortization                                         18,495     25,443
               Provisions for uncollectible accounts                                  3,465      3,501
               Deferred income taxes                                                    736      1,536
      Changes in current operating assets and liabilities:
               Restricted cash                                                      (10,555)   (11,955)
               Accounts receivable                                                   (8,491)   (37,081)
               Prepaid expenses and deposits                                         (6,574)      (993)
               Accounts payable and accrued liabilities                              (1,621)     9,318
               Deferred gains resulting from sale of aircraft                        (5,412)         -
               Air traffic liability                                                 17,871     17,399
                                                                                   --------    -------
Net cash flows provided by operating activities                                      53,119     48,348

Investing activities:
      Purchases of property and equipment                                          (132,420)   (62,788)
      Refund of aircraft purchase deposits                                                -      4,227
      Restricted funds used for aircraft purchases                                   39,232          -
      Proceeds from disposal of equipment                                                 -        678
                                                                                   --------    -------
Net cash flows used for investing activities                                        (93,188)   (57,883)

Financing activities:
      Issuance of long-term debt                                                     20,472     33,729
      Payments of long-term debt                                                    (67,674)    (6,482)
      Proceeds from sale and leaseback transactions                                 112,639          -
      Proceeds from sale of common stock                                                364      1,175
                                                                                   --------    -------
Net cash flows provided by financing activities                                      65,801     28,422
                                                                                   --------    -------
     Net increase in cash and cash equivalents                                       25,732     18,887
Cash and cash equivalents at beginning of period                                     58,102     10,882
                                                                                   --------    -------
Cash and cash equivalents at end of period                                         $ 83,834   $ 29,769
                                                                                   ========   ========

See accompanying notes to condensed consolidated financial statements.

                             AirTran Holdings, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of AirTran Holdings, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "AirTran") as of September 30, 2000 and the results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999, as amended. The results of operations for the quarter and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Reclassifications

Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform to the current presentation.

3.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                  For the quarter ended      For the nine months ended
                                                       September 30,               September 30,
                                                  -----------------------   --------------------------
                                                    2000           1999          2000        1999
                                                  -------        -------       -------     -------
Numerator:
Net income                                        $ 8,891        $23,167       $34,381     $41,180
                                                  =======        =======       =======     =======
Denominator:
Basic earnings per share -  weighted
    average shares                                 65,757         65,123        65,735      64,998
Effect of dilutive stock options                    3,290          4,016         3,274       3,479
                                                  -------        -------       -------     -------
Diluted earnings per share -  weighted
    average shares and assumed conversions         69,047         69,139        69,009      68,477
                                                  =======        =======       =======     =======
Basic earnings per share                          $  0.14        $  0.36       $  0.52     $  0.63
                                                  =======        =======       =======     =======
Diluted earnings per share                        $  0.13        $  0.34       $  0.50     $  0.60
                                                  =======        =======       =======     =======


4.  Fuel Price Risk Management

The Company has entered into fuel hedging contracts to protect against increases in jet fuel prices. The change in market value of such agreements has a high correlation to the price changes of the fuel being hedged. Periodic settlements under the agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on the agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At September 30, 2000, the Company had three fuel hedging agreements with a broker-dealer on approximately 97.0 million gallons of fuel products, which represent approximately 35% of its current fuel needs through March 2001 and approximately 15% of its current fuel needs from April 2001 through September 2004. The fair value of the Company's fuel hedging agreements at September 30, 2000, representing the amount the Company would receive upon termination of the agreements, totaled approximately $7.0 million. A default by the broker-dealer to an agreement would expose the Company to potential fuel price risk on the remaining fuel purchases in that the Company would be required to purchase fuel at the current fuel price rather than according to the hedging contract. The Company does not enter into fuel hedging contracts for trading purposes.

On October 26, 2000, the Company announced that it had entered into a fuel hedging agreement covering an additional 15 percent of its estimated fuel consumption for the first quarter of 2001. When combined with previously placed hedge positions, the Company will have hedged approximately 50% of its current fuel needs through the first quarter 2001 at a price no higher than $29 per barrel of crude oil.

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

5.  Aircraft Purchase Commitments

During the second quarter of 2000, the Company revised significantly its contracts with Boeing related to the purchase and financing of its fleet of Boeing 717 aircraft. The revised contract provides for a delivery schedule as follows: 2000 (eight aircraft - two delivered in the first quarter, one in the second quarter, two in the third quarter and three to be delivered in the fourth quarter), 2001 (twelve aircraft), 2002 (twelve aircraft), and 2003 (ten aircraft). The Company and Boeing also recharacterized the 50 option aircraft to provide for 25 options, 20 purchase rights, and five rolling options. The options, purchase rights, and rolling options, to the extent exercised, would provide for delivery to the Company of all of the B717 aircraft on or before September 30, 2005. Prior to this revision, the Company had committed to purchase 50 B717 aircraft (ten of which had been purchased as of March 31, 2000) during the following years: 1999 (eight aircraft), 2000 (eight aircraft), 2001 (sixteen aircraft), and 2002 (eighteen aircraft). In addition to the scheduled deliveries described above, the contract had also provided for 50 option aircraft, which, if exercised, would have been available for delivery between January 2003 and January 2005.

In related transactions, the Company announced that it has modified its financing support commitments with Boeing. Such modified financing commitments include a commitment by Boeing and Rolls-Royce to provide or arrange lease financing for up to 20 B717 aircraft (the "Lease Financing Commitment"). The Lease Financing Commitment expires in December 2002. As of September 30, 2000, the Company entered into sale and leaseback transactions with an affiliate of

Boeing for the Company's eleventh, twelfth and thirteenth B717s in accordance with the terms thereof.

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

The first ten Boeing 717 aircraft were financed by the execution of a private placement of $178.9 million of enhanced equipment trust certificates ("EETCs") in November 1999. The blended interest rate for the EETCs is 10.63% per annum and the EETCs are payable in installments from April 17, 2000, through April 17, 2017. In March 2000, the Company completed a sale and leaseback transaction for two of the ten owned B717 aircraft.

Under the terms of its purchase contract with Boeing, the Company is required to make progress payments to Boeing. The Company made payments of $8.0 million during the nine months ended September 30, 2000, with no further payments scheduled for the remainder of 2000. We are presently scheduled to make progress payments of $6.9 million and $12.5 million in 2001 and 2002, respectively.

6.  Long-term Debt

The entire principal amount of AirTran Airways, Inc.'s, a wholly-owned subsidiary of the Company, 10 1/4% Senior Notes ($150.0 million) and 10 1/2% Senior Secured Notes ($80.0 million) will become due on April 15, 2001. The Company does not expect to generate sufficient cash flow from operations to repay all $230.0 million of such debt by its due date. Accordingly, the Company will need to refinance all or a portion of the outstanding debt through additional equity or debt offerings or a combination thereof. The ability to refinance this debt depends on future performance and financial results. Such results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond the Company's control.

On October 30, 2000, the Company announced that it had commenced a cash tender offer as part of its plans to refinance the Senior Notes and the Senior Secured Notes. On November 10, 2000, the Company announced that it was terminating the tender offer in conjunction with receiving a firm commitment from Boeing Capital Services Corporation to provide financing to the Company that, when consummated and combined with internally generated funds, will be sufficient to retire at scheduled maturity the outstanding Senior Notes and Senior Secured Notes.

7.  Income Taxes

The Company's effective tax rate was 3.8% and 3.9% for the third quarter of 2000 and 1999, respectively, and 4.1% and 5.5% for the nine months ended September 30, 2000 and 1999, respectively. The differences between our effective tax rates and statutory rates result from the expected utilization of a portion of the Company's net operating loss ("NOL") carryforwards ($108 million as of December 31, 1999) offset in part by the application of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards to goodwill. The Company has not recognized any benefit from the use beyond the third quarter of 2000 of NOL carryforwards because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Item 2.   Management's Discussion and Analysis of Financial Condition
-------   -------------------------------------------------------------
and Results of Operations
-------------------------

Results of Operations
For the quarter and nine months ended September 30, 2000 and 1999

The following is a table of selected operational statistics and financial data for the quarters and nine months ended September 30, 2000 and 1999:

                                                                Quarter Ended                    Nine Months Ended
                                                                September 30,                      September 30,
                                                             2000            1999               2000            1999
                                                          ---------       ---------          ---------       ---------
Revenue passengers                                        2,029,035       1,598,238          5,583,128       4,861,099
Revenue passenger miles (thousands) (1)                   1,110,576         865,395          3,032,962       2,618,101
Available seat miles (thousands) (2)                      1,512,847       1,351,894          4,316,504       4,086,444
Passenger load factor (3)                                      73.4%           64.0%              70.3%           64.1%
Break-even load factor (4)                                     69.1%           61.6%              64.6%           59.9%
Average yield per revenue passenger mile (cents) (5)          14.12           13.83              14.56           14.16
Passenger revenue per available seat mile (cents) (6)         10.37            8.85              10.23            9.07
Operating cost per available seat mile (cents) (7)             9.54            8.43               9.13            8.40
Average stage length (miles)                                    533             529                534             529
Average cost of aircraft fuel per gallon (cents)             103.40           54.92              93.27           48.97
Average daily utilization (hours:minutes) (8)                 10:24            9:18              10:12            9:06
Number of aircraft in fleet at end of period                     52              48                 52              48


(1)  The number of scheduled revenue miles flown by passengers.
(2) The number of seats available for passengers multiplied by the number of scheduled miles each seat is flown.
(3) The percentage of aircraft seating capacity utilized is calculated by dividing revenue passenger miles by available seat miles.
(4) The percentage of seats that must be occupied by revenue passengers in order for the Company to break even on a pre-tax income basis, excluding nonrecurring items.
(5)  The average amount one passenger pays to fly one mile.
(6)  Passenger revenue divided by available seat miles.
(7)  Operating expenses divided by available seat miles.
(8) The average number of hours per day that an aircraft flown in revenue service is operated.

The following is a table of the Company's operating expenses per available seat mile, excluding nonrecurring items, for the quarters and nine months ended September 30, 2000 and 1999 (in cents, except percent change):

                                       For the quarter                    For the nine months
                                     ended September 30,       %          ended September 30,     %
                                     -------------------                  -------------------
                                       2000      1999        Change         2000      1999      Change
                                      ------    ------       ------        ------    ------     ------
Operating expenses:
 Salaries, wages and benefits          2.34      2.25         4.0%          2.36      2.14       10.3%
 Aircraft fuel                         2.46      1.40        75.7%          2.23      1.23       81.3%
 Maintenance, materials
   and repairs                         1.39      1.49        -6.7%          1.29      1.70      -24.1%
 Distribution                          0.66      0.68        -2.9%          0.68      0.70       -2.9%
 Landing fees and other rents          0.44      0.48        -8.3%          0.47      0.48       -2.1%
 Marketing and advertising             0.29      0.23        26.1%          0.31      0.32       -3.1%
 Aircraft rent                         0.26      0.10       160.0%          0.21      0.09      133.3%
 Depreciation                          0.39      0.65       -40.0%          0.37      0.60      -38.3%
 Other operating                       1.31      1.15        13.9%          1.21      1.14        6.1%
                                      -----     -----                      -----     -----
  Total operating expenses             9.54      8.43        13.2%          9.13      8.40        8.7%
                                      -----     -----                      -----     -----

                        Quarter ended September 30, 2000
                                compared to the
                        Quarter ended September 30, 1999

Summary

The Company recorded net income of $8.9 million for the quarter ended September 30, 2000 compared to $23.2 million for the quarter ended September 30, 1999. Operating income was $17.1 million for the third quarter of 2000 compared to $29.6 million in the third quarter of 1999. The quarter ended September 30, 1999 included a nonrecurring gain of $19.6 million due to the settlement of litigation.

Operating Revenues

Passenger revenues increased by 31.0%, or $37.1 million, primarily due to a 27.0% increase in enplaned passengers and a 2.1% increase in passenger yield. These increases are attributable to a favorable pricing environment, strong economic conditions and the Company's initiatives to increase passenger revenue. As part of these initiatives, the Company has implemented yield management strategies and offers assigned seating, a frequent flier program and a business class product.

Yield, representing the average amount a passenger pays to fly one mile, increased by 2.1% to 14.1 cents, which increased revenue by $2.5 million over the third quarter of 1999. Yield increased over last year due in part to a 3.2% higher average fare. Traffic, or revenue passenger miles (RPMs), increased
245.2 million, or 28.3%, on a capacity increase, or available seat miles (ASMs), of 11.9%, or 161.0 million. Passenger load factor increased 9.4 points leading to increased passenger revenue of $17.6 million during the quarter. Notwithstanding the improved yield and load factor, the Company continues to experience aggressive competition that could negatively impact its results in the future.

Operating Expenses

Operating expenses increased $30.4 million, or 26.7%, compared to the third quarter of 1999. Operating cost per ASM increased 13.2% to 9.54 cents from 8.43 cents a year ago primarily as a result of contractual wage increases and higher fuel costs. Salaries, wages and benefits increased $5.1 million or 16.7% due primarily to increased wage rates and additional staffing related to the delivery of thirteen B717 aircraft. Aircraft fuel increased year over year by $18.3 million, or 96.9%, primarily due to an 88.3% increase in average fuel prices and a 4.6% increase in fuel consumption related to the additional aircraft in the Company's fleet. Maintenance, materials and repairs increased 4.2%, or $0.8 million, due to four additional engine overhauls in the third quarter of 2000 partially offset by two fewer heavy maintenance checks on DC-9 aircraft performed in accordance with the Company's maintenance schedule. Distribution costs, which includes commissions and other fees, increased by $0.8 million, or 8.9%, as the increase in commissionable sales was partially offset by a rate reduction from 8% to 5% implemented during the fourth quarter of 1999. Marketing and advertising expenses increased $1.3 million, or 41.2%, compared to the third quarter of 1999 due to increased radio and print advertising.
Aircraft rent expenses rose $2.7 million, or 217.5%, due to the sale and leaseback of seven DC-9 aircraft in December 1999, two B717 aircraft in the first quarter 2000 and the lease financing of three additional B717 aircraft in 2000. Depreciation expense decreased 32.8%, or $2.9 million, primarily due to the reduction in book value of the Company's DC-9 fleet as a result of the impairment loss recorded in 1999 and the sale and leaseback of seven DC-9 aircraft, offset by the acquisition of eight B717 aircraft in the third and fourth quarters of 1999. Other operating expenses increased $4.1 million, or 26.4%, primarily as a result of increased passenger related expenses associated with the greater number of passengers enplaned.

Non-operating Expenses

Interest expense, net, increased 44.2%, or $2.4 million, compared to the third quarter of 1999. The increase is primarily due to the debt financing of eight B717 aircraft utilizing the proceeds from the EETCs in the third and fourth quarters of 1999.

Net Operating Loss Carryforwards

The effective tax rate was 3.8% and 3.9% for the third quarter of 2000 and 1999, respectively. The differences between our effective tax rates and statutory rates result from the expected utilization of a portion of the Company's NOL carryforwards ($108 million as of December 31, 1999) offset in part by the application of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards to goodwill. No benefit from the use beyond third quarter 2000 of NOL carryforwards has been recognized because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.


                      Nine Months ended September 30, 2000
                                compared to the
                      Nine Months ended September 30, 1999

Summary

The Company recorded net income of $34.4 million for the nine months ended September 30, 2000 compared to $41.2 million for the nine months ended September 30, 1999. Operating income was $60.6 million for the nine months ended September 30, 2000 compared to $60.0 million during the same period in 1999.
The nine months ended September 30, 1999 included a nonrecurring gain of $19.6 million due to the settlement of litigation.

Operating Revenues

Passenger revenues increased by 19.1%, or $70.9 million, primarily due to increased demand in both the business and leisure market segments. Business class load factors were up significantly from the 1999 period as the percentage of business class seats occupied rose to 57.9% from 51.5%. Adjustments in pricing and inventory strategies also resulted in gains of 14.3% in leisure traffic.

The Company increased its yield to 14.6 cents, a 2.8% increase over the first nine months of 1999. The Company's traffic, or RPMs, increased 414.9 million, or 15.8%, on a capacity increase, or ASMs, of 5.6%, or 230.1 million. As a result, demand outpaced capacity resulting in an increase in the load factor of 6.2 points, from 64.1% to 70.3% on a year over year basis.

Operating Expenses

Operating expenses increased $50.7 million, or 14.8%, compared to the nine months ended September 30, 1999. Operating cost per ASM increased 8.7% to 9.13 cents from 8.40 cents a year ago primarily as a result of contractual wage increases and higher fuel costs. Salaries, wages and benefits increased $14.3 million or 16.3% due primarily to increased wage rates and additional staffing related to the delivery of thirteen B717 aircraft. Aircraft fuel increased year over year by $46.1 million, or 91.8%, primarily due to a 90.5% increase in average fuel prices and a 0.7% increase in fuel consumption related to the additional aircraft in the Company's fleet. Maintenance, materials and repairs decreased $13.8 million, or 19.9%, primarily from six fewer airframe checks and ten fewer engine overhauls during the nine months ended September 30, 2000, performed in accordance with the Company's maintenance schedule. Distribution costs, which includes commissions and other fees, increased by $0.8 million, or 2.8%, as the increase in commissionable sales was partially offset by a rate reduction from 8% to 5% implemented during the fourth quarter of 1999. Landing fees and other rents rose 4.4%, or $0.9 million, compared to the first nine months of 1999 due to rate increases from airports systemwide, and a 9.8% increase in the number of landings. Aircraft rent expense rose $5.1 million, or 130.3%, due to the sale and leaseback of seven DC-9 aircraft in December 1999, two B717 aircraft in the first quarter 2000 and lease financing of three additional B717 aircraft in 2000. Depreciation expense decreased 34.0%, or $8.3 million, primarily due to the reduction in book value of the Company's DC-9 fleet as a result of the impairment loss recorded in 1999 and the sale and leaseback of aircraft, offset by the acquisition of eight B717 aircraft in the third and fourth quarters of 1999. Other operating expenses increased $5.3 million, or 11.4%, primarily as a result of increased passenger related expenses associated with the greater number of passengers enplaned.

Non-operating Expenses

Interest expense, net, increased by $8.3 million, or 50.3%, from the first nine months of 1999. The increase is primarily due to the debt financing of eight B717 aircraft utilizing the proceeds from the issuance of EETCs in the third and fourth quarters of 1999. Interest income increased $2.2 million as a result of higher cash balances and higher interest rates.

Net Operating Loss Carryforwards

The effective tax rate was 4.1% and 5.5% for the nine months ended September 30, 2000 and 1999, respectively. The differences between our effective tax rates and statutory rates result from the expected utilization of a portion of the Company's NOL carryforwards ($108 million as of December 31, 1999) offset in part by the application of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards to goodwill. No benefit from the use beyond third quarter 2000 of NOL carryforwards has been recognized because management's evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Liquidity and Capital Resources

The Company relies primarily on operating cash flows to provide working capital. Presently, the Company has no lines of credit or other credit facilities. As of September 30, 2000, cash and cash equivalents totaled $83.8 million compared to $58.1 million at December 31, 1999. The Company had a working capital deficit of $211.7 million at September 30, 2000 compared to a working capital deficit of $7.3 million at December 31, 1999. The working capital deficit as of September 30, 2000, is attributable to the classification as current liabilities of the Company's $230 million of debt due in April 2001. Working capital requirements must be satisfied through cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of the Company's assets have been pledged to secure various issues of its outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that access to capital is constrained, the Company may not be able to make certain capital expenditures or to continue to implement certain other aspects of its strategic plan, and may therefore be unable to achieve the full benefits expected therefrom. Based on the continued favorable economic conditions of the U.S. airline industry, the Company expects to be able to generate positive working capital through its operations; however, it cannot predict whether these economic trends and conditions will continue, or the effects of competition or other factors, such as increased fuel prices, that are beyond its control.

As of September 30, 2000, cash and cash equivalents increased from December 31, 1999 by $25.7 million. During the nine months ended September 30, 2000, operating activities generated $54.9 million in cash, investing activities used cash of $50.9 million primarily related to the purchase of five B717 aircraft offset by the use of the remaining prefunded proceeds of the EETCs, and financing activities provided cash of $21.7 million in connection with the sale and leaseback of five B717 aircraft offset by the related long-term debt payments.

As of September 30, 2000, the operating fleet consisted of 35 DC-9 aircraft, four B737 aircraft and thirteen B717 aircraft. During 1999, five leased B737 aircraft were returned to lessors, seven DC-9 aircraft were sold and leased back (which remain in the operating fleet), and six DC-9 aircraft and one B737 aircraft were sold.

During the second quarter of 2000, the Company revised its contracts with Boeing relating to the purchase and financing of its fleet of B717 aircraft. The revised contract provides for a delivery schedule as follows: 2000 (eight aircraft - two delivered in the first quarter, one in the second quarter, two in the third quarter and three to be delivered in the fourth quarter of 2000), 2001 (twelve aircraft), 2002 (twelve aircraft), and 2003 (ten aircraft). The Company and Boeing also recharacterized the 50 option aircraft to provide for 25 options, 20 purchase rights, and five rolling options. The options, purchase rights, and rolling options, to the extent exercised, would provide for delivery to the Company of all the B717 aircraft on or before September 30, 2005. Prior to this revision, the Company had committed to purchase 50 B717 aircraft (ten of which had been purchased as of March 31, 2000) during the following years: 1999 (eight aircraft), 2000 (eight aircraft), 2001 (16 aircraft), and 2002 (18 aircraft). In addition to the scheduled deliveries described above, the contract had also provided for 50 option aircraft, which, if exercised, would have been available for delivery between January 2003 and January 2005.

In related transactions, the Company announced that it has modified its financing support commitments with Boeing. Such modified financing commitments include a commitment by Boeing and Rolls-Royce (the engine manufacturer for the B717 aircraft) to provide or arrange lease financing for up to 20 Boeing 717 aircraft (the "Lease Financing Commitment"). The financing commitment expires in December 2002. The Company entered into a sale and leaseback transaction with an affiliate of Boeing for the Company's eleventh, twelfth, and thirteenth B717s in May, July and September 2000, respectively, in accordance with the terms thereof.

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

The first ten Boeing 717 aircraft were financed by the execution of a private placement of $178.9 million of EETCs in November 1999. The blended interest rate for the EETCs is 10.63% per annum and the EETCs are payable in installments from April 17, 2000, through April 17, 2017. In March 2000, the Company completed a sale and leaseback transaction for two of the ten owned B717 aircraft reducing the outstanding principal amount of the EETCs to $137.2 million.

Under the terms of its purchase contract with Boeing, the Company is required to make progress payments to Boeing. The Company made payments of $8.0 million during the nine months ended September 30, 2000, with no further payments scheduled for the remainder of 2000. We are presently scheduled to make progress payments to Boeing of $6.9 million and $12.5 million in 2001 and 2002, respectively.

The entire principal amount of the Senior Notes and Senior Secured Notes will become due on April 15, 2001. The Company does not expect to generate sufficient cash flow from operations to repay all $230.0 million of such debt by its due date. Accordingly, the Company will need to refinance all or a portion of the outstanding debt through additional equity or debt offerings or a combination thereof. The ability to refinance this debt depends on future performance and financial results. Such results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond the Company's control.

On October 30, 2000, the Company announced that it had commenced a cash tender offer as part of its plans to refinance the Senior Notes and the Senior Secured Notes. On November 10, 2000, the Company announced that it was terminating the tender offer in conjunction with receiving a firm commitment from Boeing Capital Services Corporation to provide financing to the Company that, when consummated and combined with internally generated funds, will be sufficient to retire at scheduled maturity the outstanding Senior Notes and Senior Secured Notes.


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

Forward-Looking Statements

The statements contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "expects," "intends," "believes," "will" or the negative thereof or other variations of these terms or comparable terminology.

The Company cautions readers that the forward-looking statements contained in this Report are only estimates or predictions and are not historical facts. Such statements include, but are not limited to:

 .  performance in future periods;
 .  ability to maintain profitability and to generate working capital from operations;
 .  ability to take delivery of and to finance aircraft;
 .  the adequacy of the Company's insurance coverage
 . results of pending litigation or investigations; and . ability to refinance Senior Notes and Senior Secured Notes.

No assurance can be given that future results will be achieved and actual events or results may differ materially as a result of risks facing the Company or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to:

 .  consumer demand and acceptance of services offered by the Company;
 . the Company's ability to achieve and maintain acceptable cost levels; . fare levels and actions by competitors;
 .  regulatory matters, general economic conditions; commodity prices
 . changing business strategy and results of litigation; and . ability to refinance Senior Notes and Senior Secured Notes.

Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

All forward-looking statements made in connection with this Report are expressly qualified in their entirety by these cautionary statements. The Company disclaims any obligation to update or correct any of its forward-looking statements.

Item 3.  Quantitative and Qualitative Market Risk
-------  ----------------------------------------

For discussion of certain market risks related to the Company, see Part I, Item 7A "Quantitative and Qualitative Disclosures about Market Risks", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended. As of September 30, 2000, the Company hedged approximately 35% of its current fuel needs through March 2001 and approximately 15% of its current fuel needs from April 2001 through September 2004.

On October 26, 2000, the Company announced that it had entered into a fuel hedging agreement covering an additional 15 percent of its estimated fuel consumption for the first quarter of 2001. When combined with previously placed hedge positions, the Company will have hedged approximately 50% of its current fuel needs through the first quarter 2001 at a price no higher than $29 per barrel of crude oil.

There have been no other significant developments with respect to derivatives or exposure to market risk since the disclosure in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended.

                          PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

All of the lawsuits filed against the Company seeking damages attributable to those on Flight 592 have been settled, with one case in the final stages of documentation of the settlement. The Company does not believe final settlement of the aforementioned case will have a material adverse effect on its results of operations or financial condition.

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

Item 5.  Other Information
--------------------------

Stock Exchange Listing

On July 14, 2000, the Company moved the listing of its securities from the NASDAQ National Market to the American Stock Exchange ("AMEX"). As of such date, the Company's common stock began trading on AMEX utilizing the ticker symbol "AAI".

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

       27    Financial Data Schedule as of September 30, 2000 (for SEC use only)


(b)  The following Current Reports on Form 8-K have been filed by the Company:

     Date of Report                    Subject of Report

     July 12, 2000      Press release announcing financial results for the
                        quarter and six months ended June 30, 2000, and selected operating and financial statistics for the same periods.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AIRTRAN HOLDINGS, INC.



Date: November 13, 2000          /s/  Stanley J. Gadek
                                ---------------------------------
                                Stanley J. Gadek
                                Chief Financial Officer
                                (Principal Accounting Officer)