Form 10-K405
period 2000-12-31
AIRTRAN HOLDINGS INC
filed 2001-04-02
CIK 948846

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                   to
                                         ----------------     -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of such stock in the American Stock Exchange on March 1, 2001, was approximately $551.3 million. As of March 1, 2001, the registrant had approximately 66,583,000 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on May 16, 2001 and to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                     Exhibit Index is located on pages 38-40

                                     PART I

ITEM 1.  BUSINESS


THE COMPANY

All of the operations of AirTran Holdings, Inc. (AirTran) are conducted by our wholly owned subsidiary, AirTran Airways, Inc., which is the second-largest affordable-fare scheduled airline in the United States in terms of departures. We offer scheduled airline service serving short-haul markets, primarily from our hub in Atlanta, Georgia. To date, we operate 55 aircraft making approximately 314 flights per day serving 34 cities throughout the eastern United States.

We have created a successful niche for AirTran in selected markets by targeting two primary segments: price-sensitive business and leisure travelers. In addition to offering an affordable-fare alternative to higher-priced airlines, we contribute towards the overall growth of the markets we serve by stimulating demand among travelers who may otherwise utilize ground transportation or not travel at all. Our service is intended not only to satisfy the transportation needs of our target customers, but to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 7.6 million revenue passengers we carried in the year ended December 31, 2000. With this traffic and revenue base, our operating margins rank among the highest in the domestic airline industry. We achieved this result through a cost structure that ranks among the lowest in the industry (in terms of cost per available seat mile).

We have undertaken a number of key initiatives in recent years to strengthen our competitive position, the most noteworthy of which is our fleet renewal plan. We are in the process of replacing and upgrading our fleet of aircraft through the acquisition of 50 new Boeing 717 (B717) aircraft by October 2003, 16 of which we operated as of December 31, 2000. We were Boeing's launch customer for the B717, which was designed specifically for efficient short-haul service and is considered among the most modern, innovative, comfortable and environmentally friendly commercial aircraft available today. As a result, we believe the addition of the B717s will enhance our overall image and operating performance. In addition to our fleet renewal plan, other key initiatives implemented in the last two years include:

     .    the hiring of a management team with substantial industry experience;
     . innovative pricing and customer retention programs, such as our unique $25 business class upgrade and special advance and walk-up fares;
     . entry into selected new markets that offer attractive growth opportunities;
     . development of alternate sales distribution channels, including our low-cost internet website; and
     . continuous safety and quality improvements, including maintenance training improvements that have resulted in the receipt of maintenance awards from the Federal Aviation Administration (FAA).

These efforts have resulted in a number of improvements in our operating and financial performance. For the year ended December 31, 2000, our traffic, measured in revenue passenger miles, grew 18.5% relative to the year ended December 31, 1999, resulting in a
6.7 percentage point increase in load factor. Over the same time period, we were able to improve our yield by 4.9%, resulting in a 16.0% increase in revenue per available seat mile. Revenues and EBITDAR for the year ended December 31, 2000, grew to $624.1 million and $116.9 million, respectively. We have also generated significant cash flow as evidenced by the increase in our cash balances from $76.2 million at December 31, 1999, to $103.8 million at December 31, 2000.

We expect our improved operating and financial performance to continue, supported by a strong market in our Atlanta hub, solid overall industry revenue fundamentals and an improving competitive environment. To build on these underlying fundamentals and the renewal of our fleet, we have developed a conservative growth plan which leverages our business model by adding flights to existing destinations, adding routes to other cities from Atlanta and selectively entering new markets.


COMPETITIVE STRENGTHS

Strong Customer Acceptance. We believe that the consistent increases in customer demand for our service demonstrates the success of our affordable-fare, low-cost business model. For the year ended December 31, 2000, as compared to the year ended December 31, 1999, our passenger load factor grew 6.7 percentage points to 70.2% from 63.5%, while our average yield climbed 4.9% to 14.7 cents per revenue passenger mile.

Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry, in terms of cost per available seat mile, allowing us to be profitable with our affordable-fare pricing strategy, and offering us a measure of protection against potential price competition or declines in demand. Our relatively low operating costs are made possible through our company-wide emphasis on cost controls including what we believe to be our lower labor costs, lower distribution costs and the higher productivity of our workgroups. We expect further cost reductions to result from our ability to leverage our existing infrastructure for future growth and the acquisition of our new B717 aircraft, which have significantly lower maintenance and fuel requirements than our current fleet of McDonnell Douglas DC-9 (DC-9) and Boeing 737 (B737) aircraft.

Attractive Atlanta Hub and Route Network. We control 22 gates from a single concourse under long-term leases at Hartsfield Atlanta International Airport, where local traffic growth is projected to grow 8% per year versus a 4% growth rate for other airports nationwide. Atlanta's location favorably positions the airport to provide connecting traffic to major population centers. We are the second-largest airline in Atlanta in terms of the number of departures offered.

Diversified Traffic Base. In serving both the leisure and business traveler, we believe we had a revenue mix of 44% leisure and 56% business in 2000. In addition, we now have a hub traffic mix that consists of 54% local passengers and 46% connecting passengers. In addition to providing a number of marketing and cost synergies, this diversification adds stability to our revenues by protecting against factors that may impact individual segments of our business.

Management Team. We have in place an experienced management "Leadership Team," all but two of whom joined us in 1999 and 2000. The members of our Leadership Team average 22 years of experience in the airline industry. This Leadership Team is lead by Joe Leonard, our Chairman and

Chief Executive Officer and Bob Fornaro, our President. Messrs. Leonard and Fornaro have held senior management positions with AlliedSignal, Northwest Airlines, Eastern Air Lines, US Airways, and American Airlines.


BUSINESS STRATEGY

Continue Affordable Pricing and Other Programs to Generate Additional Customer Traffic. We have consistently maintained our competitive position by providing affordable fares to appeal to price sensitive travelers. We intend to continue this successful strategy, which is made possible by our comparatively low cost structure, to stimulate new demand for air travel. We also believe our fare strategy will continue to attract customers from other higher-priced airlines. We will continue to enhance our affordable approach with innovative marketing, pricing and customer loyalty programs such as including a business class product, advanced seat assignment and a frequent flyer program.

Leverage Growing Atlanta Hub to Selectively Expand Route Structure. We have a strong presence in Atlanta, a market that has grown rapidly in recent years. Atlanta's large traffic base and geographic position provides a strong hub from which we plan to selectively expand our routes. We believe that there are numerous markets in the United States that are underserved by major airlines or present opportunities for an affordable-fare airline. As a result, we intend to selectively add to our route structure from Atlanta by increasing the number of flights to markets we currently serve from Atlanta and by adding new cities and markets. Expansion of our Atlanta hub allows us to leverage our existing infrastructure, which will reduce unit costs and contribute to improvement of our operating margins. In addition, we may selectively add new "point-to-point" routes between cities other than Atlanta that we currently serve and create additional focus cities.

Increase Bookings Through the Internet and Other Distribution Channels. We believe we are the leader in the U.S. airline industry with respect to bookings via the internet, offering lower costs and improved product availability as compared to more traditional direct and agency channels. We employ the internet as an integral portion of our marketing strategy utilizing our website, AIRTRAN.COM, which was launched in May 1998. In addition to being user-friendly and simple, our website is designed to sell tickets efficiently. As a result, we have experienced rapid growth in our internet bookings, which generated over one-third of our total bookings for the quarter ended December 31, 2000.

Fleet Renewal Program. In September 1999, we took delivery of our first B717 as part of a comprehensive plan to replace and upgrade our fleet of aircraft. We have contracted with Boeing for the acquisition of 50 B717 aircraft for delivery through October 2003, 16 of which were delivered through December 31, 2000, and two of which were delivered in January and February 2001. We also have options and purchase rights to acquire up to 50 additional B717 aircraft. The B717 is ideally suited for the short-haul, high-frequency service that we operate. The B717 offers additional operating efficiencies to our already low cost structure. Despite having greater thrust, the new aircraft burns approximately 24% less fuel per hour than our DC-9 and B737 aircraft. With up to 60% fewer parts in its environmental, avionics and electrical systems than the DC-9s, we expect the B717 to significantly reduce our fleet maintenance costs.

Improve Revenue Management Through New Software System. Although we have been able to generate significant increases in our yield and load factors over the past several years, we believe that further improvement can be achieved with the implementation an automated revenue management system. We have contracted with PROS Management Systems, an internationally recognized revenue management specialist, to develop, install and implement their revenue management product in order to further achieve improvements in yield and load factor. We anticipate the system will be fully operational during the second quarter of 2001.

FARES, ROUTE SYSTEM AND SCHEDULING

Our markets served from Atlanta are located predominantly in the eastern United States. These markets are attractive to us due to the concentration of major population centers within relatively short distances from Atlanta, historically high air fares and the potential for attracting a significant number of leisure and business customers.

We presently serve 33 cities from Atlanta with up to fourteen daily frequencies in certain markets. Our schedules are designed to provide convenient service and connections for our business and leisure travelers and to facilitate connections for our passengers traveling through Atlanta.

We offer a range of fares based on advance purchases of 14 days, 7 days, 3 days and "walk-up" fares. We manage the availability of seats, at each fare level, by day of week and by flight to maximize revenue on peak-travel days. All of our fares are one-way and most are nonrefundable, but can be changed prior to departure with a service charge. Our fares generally do not require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fare offerings are in direct contrast to prevalent pricing policies in the industry where there are typically many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with Delta, United, US Airways, TWA and American Trans Air, which we believe can increase revenue opportunities for us and assist with accommodating passengers during irregular operations.

In the future, we may add additional service between cities already served by us or may add service to new markets. Alternatively, we may terminate unprofitable routes. Our selection of markets depends on a number of factors existing at the time service to such market is being considered. In our city selection process, we consider the market demographics, the support offered by the airport communities to be served, the ability to stimulate air travel and competitive factors. Consequently, there can be no assurance that we will continue to provide service to all of the markets we currently serve or that we will not provide service to any other particular market.

COMPETITION

The airline industry is highly competitive and is served by numerous companies. Airlines compete on the basis of markets served, price, schedule (frequency and flight times), quality of service, amenities, frequent flyer programs and other services. We compete with other airlines primarily on the basis of price, which is made possible by our low cost structure relative to other airlines, and by focusing on selected short-haul markets in the eastern United States. We may face greater competition from existing or new carriers in the future which could result in a negative impact to our business and operating results.

Competitors with greater financial resources than ours may price their fares at or below our fares or increase their service. This competition could prevent us from attaining a share of the passenger traffic necessary to sustain profitable operations. Our ability to meet price competition depends on our ability to operate at costs equal to or lower than our competitors or potential competitors.

Despite the intense competition in the airline industry, we believe that one of our competitive strengths is our control of 22 gates on a single concourse at Hartsfield Atlanta International Airport. Atlanta's central location in the southeastern United States favorably positions the airport to provide connecting traffic to major population centers. We are the second largest airline in Atlanta in terms of the number of departures offered and we consider our position in this major hub to be a significant competitive advantage.

MAINTENANCE, REPAIRS AND TRAINING

Since all of our DC-9 and B737 aircraft are more than 20 years old, they will generally require higher maintenance expense than newer aircraft. We believe that our aircraft are mechanically reliable and that in the long-term the estimated cost of maintenance to fly such aircraft will be within industry norms for these fleet types. Amendments to FAA regulations are under consideration, which would require certain heavy maintenance checks and other maintenance requirements for aircraft operating beyond certain operational limits. We would be required to comply with these proposals, if adopted, and with any other aging aircraft issues, regulations or Airworthiness Directives that may be promulgated in the future. There can be no assurance that our maintenance expenses (including costs to comply with aging aircraft requirements) will fall within industry norms.

Aircraft maintenance and repair consists of routine daily or "turn-around" maintenance and major overhaul. Routine daily maintenance is performed at Atlanta by our employees and by contractors at the other cities served by us. Heavy maintenance and other work which require hangar facilities are currently performed at outside maintenance contractors. Other routine daily maintenance contractors are provided by other airlines, which operate DC-9 aircraft or other maintenance companies approved by the FAA, both of which have employees qualified in DC-9 aircraft maintenance. We expect that our maintenance expenses will decline with the addition of the B717 aircraft as a result of the reduced maintenance requirements associated with operating new equipment. However, the B717 aircraft will initially require greater capital expenditures for inventories of spare parts and other costs.

Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. In March 2000, the FAA awarded AirTran the Diamond Award certificate, the FAA's highest maintenance award. This marks the fifth year in a row we have been bestowed with the FAA's Special Recognition Award for exceeding the required levels of safety training for our maintenance technicians.

FUEL

The cost of aircraft fuel is a significant expenditure for us. Aircraft fuel expense accounted for approximately 26% of our 2000 operating expenses. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. The impact on our operations is disproportionately higher on average than on our competitors, primarily due to the fact that many of our competitors are currently using a larger percentage of more fuel-efficient aircraft, have favorable hedging positions and, accordingly, have fuel costs that represent a smaller portion of their total costs. Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. There can be no assurance that any such fare increase will completely offset higher fuel costs or not adversely impact our competitive position.

Our fuel prices are currently at historically high levels, having increased from approximately $0.53 per gallon in the fourth quarter of 1999, to approximately $1.23 per gallon in the fourth quarter of 2000, net of hedges. Despite this increase, we have been able to achieve improvements in our operating margins through the addition of new, fuel-efficient B717 aircraft which consume 24% less fuel than our existing fleet.

Aircraft fuel costs are highly correlated to oil prices and thus fluctuate with changes in supply and demand for oil. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Based on our 2001 projected fuel consumption, we estimate that a 10% increase in the average price per gallon of aircraft fuel for the year ended December 31, 2000, would increase our fuel expenses by approximately $9.7 million, net of fuel hedge instruments currently outstanding for the year ending December 31, 2001. As of December 31, 2000, we had hedged nearly 50% of our projected fuel needs for the first quarter of 2001 at an average price no higher than $29 per barrel of crude oil, and 30% of our projected fuel needs for the remainder of 2001 at a price no higher than $24 per barrel of crude oil. We continually monitor market conditions to determine the appropriateness of adding additional fuel hedges.

DISTRIBUTION, MARKETING AND E-COMMERCE

Our marketing efforts are vital to our success as we seek to position our product to stimulate new customer demand. We focus on two primary market segments: the price sensitive business and leisure travelers. These are the market segments in which the consumers seek value and in which we believe we offer the greatest opportunity for stimulating new demand.

The primary objectives of our marketing activities are to develop an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate directly with our existing customer base and attempt to reach potential customers through advertising as well as active public relations efforts. We communicate regularly and frequently with existing and potential customers through the use of advertisements in newspapers, radio, television, billboards, direct mail, e-mail, movie theatres and the internet. These communications feature our destinations, everyday affordable fares and special sales promotions.

We distribute our product through various channels including direct to the consumer via the internet and through travel agents and global distribution systems (GDS). During the fourth quarter 2000,

24.3% of passenger bookings were made through our reservation centers, 37.6% were booked from the consumer and travel agents via the internet and 38.1% were booked through travel agents' GDS. Information on our customers' needs, travel patterns and demographics is collected, organized and stored by our automated reservation system and may be used at a future time for direct marketing efforts. Travel agents presently receive industry standard commissions for all travel agency bookings.

Our website is a leader in the field of airline electronic commerce. Travel Agent magazine ranked our website an "A" for the user friendliness of our online booking engine. In 2001, our website is being enhanced with additional functionality. We will introduce a new hosting environment with larger, more stable servers designed to handle the rapid growth of internet bookings. In addition, we expect to add new features such as automated seat selection for select classes of service, corporate account log-ins and automated A-Plus Rewards.

To attract more business fliers, we launched a business class product in late 1997. Our premium cabin is configured with 2 by 2 oversized seats with more leg and seat room than the typical coach cabin. Targeted to the price-sensitive business flier, our business class is currently available for $25 over the full coach fare on a confirmed basis or $25 over certain of our other fares on a walk-up standby basis.

In contrast to most other low-cost airlines, we offer advanced seat selection. Full fare passengers, our most profitable business customers who tend to book at the last minute, are allowed to reserve seats at the time of booking. All other customers may reserve seats one hour prior to departure.

We also offer a self-administered frequent flier program known as "A-Plus Rewards". Our customers may earn either free roundtrip travel or business class upgrades on AirTran, or under certain circumstances free travel on other airlines.

We perform marketing, promotional and media relations in-house. An outside firm assists us in handling advertising and public relations.

We have a marketing agreement with The Hertz Corporation to operate a reservation call and internet booking solicitation agreement under which our customers are able to reserve a Hertz rental car at discounted rates when making a reservation for our flights. In addition, we have marketing programs with American Express to send direct mail to American Express cardholders who regularly fly over our route system. American Express customers who charge their airfare on their American Express card earn free tickets in our A-Plus Rewards program at an accelerated rate.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the northeastern United States. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, in an attempt to stimulate air travel.

COMPUTER RESERVATIONS

We are a participant in the major travel agency GDSs, including Amadeus, Galileo, SABRE, SystemOne, and WorldSpan. These systems provide flight schedules, pricing information and allow travel agents to electronically process a flight reservation without contacting our reservations facility.

At the time of a booking, we provide our customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport this information is available for customer check-in, which helps to alleviate long lines and achieve a quicker turnaround of aircraft. After the flight has departed our internal information system calculates and records passenger revenue.

EMPLOYEES

As of February 2001, AirTran employed approximately 4,100 employees comprising approximately 3,600 full-time equivalents.

Training, both initial and recurrent, is provided for most employees. The average training period for all new employees is approximately one to three weeks, depending on classification. Both pilot training and mechanic training are provided by in-house training instructors and at times, may be performed by professional training organizations.

FAA regulations require pilots to be licensed commercial pilots, with specific ratings for aircraft to be flown, and to be medically certified as physically fit. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency fitness training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must meet experience standards prescribed by FAA regulations. All of these employees are subject to pre-employment, random and post-accident drug testing.

We have a collective bargaining agreement with our pilots represented by the National Pilots Association. The current contract becomes amendable on April 1, 2001.

Our stores clerks, ground service employees, technical training instructors, and maintenance technicians and inspectors are represented by the International Brotherhood of Teamsters under separate collective bargaining agreements. The stores clerks, ground service employees and technical training instructors' contracts become amendable June 1, 2003, August 19, 2003, and March 6, 2006, respectively. The maintenance technicians and inspectors' contract was recently renewed with an amendable date of October 1, 2005, and includes simplified work rules, industry competitive pay rates and improved retirement for retention.

We have a collective bargaining agreement with our flight attendants represented by the Association of Flight Attendants. The contract becomes amendable on October 21, 2002.

Our dispatchers are represented by the Transport Workers Union and we signed a contract with them in March 2000 which becomes amendable on October 1, 2004.

In February 2000, our customer service, ramp and reservation agents rejected a unionization proposal by the International Association of Machinists and Aerospace Workers in a vote that received less than 30% support. We are unable to predict whether any of our other employees will elect to be represented by a labor union or other collective bargaining unit. The election by our employees for representation in such an organization could result in employee compensation and working condition demands that may affect operating performance and expenses.

AIRPORT OPERATIONS

Ground handling services typically can be placed in three categories - public contact, under-wing and complete ground handling. Public contact services involve meeting, greeting and serving our customers at the check-in counter, gate and baggage claim area. Under-wing ground handling services include, but are not limited to, marshaling the aircraft into and out of the gate, baggage and mail loading and unloading, as well as lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact and under-wing services combined.

We conduct complete handling services in 24 airports, including Atlanta. At other airports, the operations not conducted by our employees are contracted to other air carriers, ground handling companies or fixed base operators. We have employees at each of these cities to oversee our operations.

INSURANCE

We carry customary levels of passenger liability insurance, aircraft insurance for aircraft loss or damage and other business insurance. We are exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. We currently maintain liability insurance in amounts and of the type consistent with industry practice. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by our insurance could have a material adverse effect on us. Moreover, any aircraft accident, even if fully insured, could cause and has caused a public perception that some of our aircraft are less safe or reliable than other aircraft, which could have and has had a material adverse effect on our business.

SEASONALITY AND CYCLICALITY

Our operations are primarily dependent upon passenger travel demand and, as such, may be subject to seasonal variations. The airline industry is highly volatile. General economic conditions directly affect the level of passenger travel. Discretionary travel varies significantly depending on economic conditions. While business travel is not as discretionary, business travel generally decreases during unfavorable economic times, as businesses tend to tighten cost controls.

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

DOT Oversight

Although regulation of domestic routes and fares was abolished by the Airline Deregulation Act of 1978, the United States Department of Transportation (DOT) retains the authority to alter or amend any airline's certificate or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

Aircraft Maintenance and Operations

We are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires all airlines to obtain operating, airworthiness and other certificates, which are subject to suspension or revocation for cause.

The FAA has issued several Airworthiness Directives (ADs) mandating modifications to the older aircraft maintenance programs. These ADs were issued to ensure that the oldest portion of the nation's aircraft fleet remains airworthy and require structural modifications to or inspections of those aircraft. We believe that all of our aircraft are in compliance with the aging aircraft mandates.

We cannot predict the cost of compliance with all present and future rules and regulations and the effect of such compliance on our business, particularly our expansion plans and aircraft acquisition program.

FAA Funding

In 1997, a law was enacted imposing new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget, provide targeted tax relief and fund air traffic control, other FAA programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Included in the new law is a phase-in of a modified federal air transportation excise tax structure with a system that includes: a domestic excise tax starting at 9% which decreased to 7.5% in 1999; a domestic segment tax starting at $1.00 and increasing to $3.00 by 2002; and an increase in taxes imposed on international travel. Both the domestic segment tax and the international tax are indexed for inflation. The legislation also includes a 7.5% excise tax on certain amounts paid to an air carrier for the right to provide mileage and similar awards (e.g., purchase of frequent flyer miles by a credit card company). As a result of competitive pressures, we and other airlines have been limited in the ability to pass on the cost of these taxes to passengers through fare increases.

Fuel Tax

In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. We paid approximately $14.0 million in fuel taxes in 2000.

Passenger Facility Charges

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges (PFCs) as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, are limited to $3.00 per enplanement and to no more than $12.00 per round trip. To date, we have passed on the cost of the PFCs to our passengers.

Slot Restrictions

At New York City's John F. Kennedy Airport and LaGuardia Airport, Chicago's O'Hare International Airport and Washington's Ronald Reagan National Airport, which have been designated "High Density Airports" by the FAA, there are restrictions on the number of aircraft that may land and take off during peak hours. In the future, these take off and landing time slot restrictions and other restrictions on the use of various airports and their facilities may result in curtailment of services by, and increased operating costs for, individual airlines, including us, particularly in light of the increase in the number of airlines operating at such airports. In general, the FAA rules relating to allocated slots at the High Density Airports contain provisions requiring the relinquishment of slots for nonuse and permit carriers, under certain circumstances, to sell, lease or trade their slots to other carriers. We currently utilize 22 slots at LaGuardia Airport.

Additional Security and Safety Measures

In 1996 and 1997 the President's Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the FAA adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb sniffing dogs, certification of screening companies, aggressive testing of existing security systems, expansion of aging aircraft inspections to include non structural components, development of a new systems approach for air carriers and the FAA to monitor and improve safety oversight and installation of new ground proximity warning systems on all commercial aircraft. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

Miscellaneous

All air carriers are subject to certain provisions of the Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission (FCC). To the extent We are subject to FCC requirements, we have taken and will continue to take all necessary steps to comply with those requirements.

Our operations may become subject to additional federal regulatory requirements in the future. Our labor relations are covered under Title II of the Railway Labor Act of 1926, as amended, and are subject to the jurisdiction of the National Mediation Board. During a period of past fuel scarcity, air carrier access to jet fuel was subject to allocation regulations promulgated by the Department of Energy. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve.

All international service is subject to the regulatory requirements of the appropriate authorities of the other country involved. Grand Bahama Island is our only international destination. To the extent we seek to provide additional international air transportation in the future, we will be required to obtain necessary authority from the DOT.

ENVIRONMENTAL REGULATIONS

The Airport Noise and Capacity Act of 1990 (ANCA) generally recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft first effective after October 1990. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The Environmental Protection Agency (EPA) regulates operations, including air carrier operations, which affect the quality of air in the United States. We believe we have made all necessary modifications to our fleet to meet emission standards issued by the EPA.

HISTORY

We commenced operations in 1993 as ValuJet Airlines, Inc. (ValuJet) with two DC-9 aircraft serving three cities from Atlanta with eight flights per day. In 1995, ValuJet became a wholly owned subsidiary of ValuJet, Inc. ValuJet's operations were interrupted by the suspension of service on June 17, 1996, resuming on September 30, 1996 with limited operations.

ValuJet changed its name to "AirTran Airlines, Inc." (Airlines), and ValuJet, Inc. changed its name to "AirTran Holdings, Inc." in connection with our acquisition of Airways Corporation and its subsidiary, AirTran Airways, Inc. (Airways), in November 1997. As part of that transaction, Airways became a wholly owned subsidiary of AirTran Holdings. From November 1997 until April 1998, we operated under the FAA operating certificates of both Airlines and Airways. Since April 1998, all of our airline operations have been conducted under the Airways operating certificate. The Airlines operating certificate was extinguished in August 1998. In August 1999, Airlines merged with and into Airways.

Our principal executive offices are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and our telephone number is (407) 251-5600. We maintain an internet site at AIRTRAN.COM. The reference to our internet site does not constitute incorporation by reference of the information contained at the site.

RISK FACTORS

Investors should carefully consider the following risk factors before making investment decisions regarding our stock.

If we are unable to sustain profitability we may not be able to repay our financing obligations.

We recorded significant net losses in each year from 1996 to 1999. Our earnings before fixed charges for each of these years were inadequate to cover fixed charges. Although we recorded net income of $47.4 million in 2000, our incurrence of losses or failure to cover fixed charges in the future may have a material adverse effect on our financial condition and our ability to repay our financing obligations.

We have a significant amount of debt which could impair our ability to make principal and interest payments on our debt obligations and lease payments on our lease obligations.

The entire $150.0 million of our 10.25% senior notes and $80.0 million of our 10.5% senior secured notes will become due in April 2001. Without the completion of the refinancing transactions with Boeing Capital Services Corporation (see
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and the use of internally generated funds, we will not have sufficient cash to repay the $230.0 million of this debt by its due date.

We are highly leveraged and will continue to have significant debt obligations. In 2000, we acquired three B717 aircraft by issuing $63.1 million in promissory notes. In 1999 we issued $178.9 million of enhanced equipment trust certificates (EETCs), the proceeds of which were used to acquire ten B717 aircraft; eight of those ten EETC financed B717s were delivered in 1999 and the remaining two were delivered in 2000 (those two aircraft were subsequently sold to a third party lessor and leased back from such lessor). Additionally, we may incur substantial additional debt related to aircraft deliveries. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our ability to make scheduled payments of principal or interest for our financing obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are, to some extent, beyond our control.

The amount of our debt could have important consequences to investors, including the following:

     o a substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for operations;

     o our ability to obtain additional financing for aircraft purchases, capital expenditures, working capital, or general corporate purposes could be limited;

     o our vulnerability to adverse economic and industry conditions may be greater than our larger and more financially secure competitors;

     o 23 of our DC-9 aircraft are pledged as collateral to secure our $80.0 million of 10.5% senior secured notes due 2001;

     o eleven B717 aircraft are pledged as collateral to secure aircraft acquisition debt with a principal balance of $195.0 million as of December 31, 2000;

     o    upon consummation of the Boeing refinancing transactions (See "Item 7
          - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") substantially all of our existing assets (including flight and other equipment, inventory, receivables and our maintenance hangar) and certain assets to be acquired by us in the future will be pledged as collateral to secure the obligations under the Boeing refinancing transactions; and

     o future B717 aircraft to be acquired by us will be pledged as collateral to secure aircraft acquisition debt we incur.

Covenants in our debt instruments could limit how we conduct our business, which could affect our long-term growth potential.

     Our debt instruments contain covenants that, among other things, restrict our ability to:

     o    incur additional indebtedness;

     o    pay dividends and make other distributions;

     o    prepay subordinated indebtedness;

     o    make investments and other restricted payments;

     o    create liens;

     o    sell assets;

     o    enter into certain mergers; and

     o    engage in certain transactions with affiliates.

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

Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to a default under the terms of those agreements. If such a default occurs, the other parties to these agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable. If that occurs, we may not be able to make payments on our debt, meet our working capital and capital expenditure requirements, or be able to find additional alternative financing. Even if we obtain additional alternative financing, we cannot guarantee investors that this financing would be on favorable or acceptable terms.

Further increases in fuel costs will negatively affect our operating expenses and financial results.

The cost of aircraft fuel is a significant expenditure for us. Aircraft fuel expense accounted for approximately 26% of our 2000 operating expenses. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. The impact to our operations is disproportionately higher on average than to our competitors, primarily due to the fact that many of our competitors are currently using a larger percentage of more fuel-efficient aircraft, have favorable hedging positions and, accordingly, have fuel costs that represent a smaller portion of their total costs. Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. There can be no assurance that any such fare increase will completely offset higher fuel costs or not adversely impact our competitive position.

Our fuel prices are currently at historically high levels, having increased from approximately $0.53 per gallon in the fourth quarter of 1999, to approximately $1.23 per gallon in the fourth quarter of 2000, net of hedges. Despite this increase, we have been able to achieve improvements in our operating margins through the addition of new, fuel-efficient B717 aircraft which consume 24% less fuel than our existing fleet.

Aircraft fuel costs are highly correlated to oil prices and thus fluctuate with changes in supply and demand for oil. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Based on our 2001 projected fuel consumption, we estimate that a 10% increase in the average price per gallon of aircraft fuel for the year ended December 31, 2000, would increase our fuel expenses by approximately $9.7 million, net of fuel hedge instruments currently outstanding, for the year ending December 31, 2001.

Our operating results may suffer because of competition in the low-fare airline markets we serve.

The airline industry, in general, and the low-fare sector in particular, is highly competitive and is served by numerous companies. We may face greater competition in the future. Any increased competition could have a negative impact on our business and operating results.

The profitability of our operations is influenced by economic conditions as demand for discretionary travel diminishes during economic downturns.

The profitability of our operations is influenced by the condition of the U.S. economy, that may impact the demand for discretionary travel and our competitive pricing position. A substantial portion of our business is discretionary travel, which declines during economic downturns.

We depend heavily on the Atlanta market to be successful.

Our business strategy has focused and is expected to continue to focus on adding flights to and from our Atlanta base of operations. A reduction in our share of the Atlanta market or reduced passenger traffic to or from Atlanta could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a primary hub and on a route network operating largely on the East Coast makes us more susceptible to adverse weather conditions and other traffic delays along the East Coast than some of our competitors that may be better able to spread these traffic risks over larger route systems.

Airline strategic combinations could have an impact on our operations in ways yet to be determined.

The strategic environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength, and entering into global alliance arrangements. The recent announcement of the proposed mergers of United Airlines and US Airways and of American Airlines and Trans World Airlines, and the acquisition by American Airlines of certain assets of US Airways would materially affect the airline industry. However, because the mergers have not yet been approved or completed, we are unable to predict what effect, if any, the foregoing transactions or other changes in the strategic landscape might have on our business, financial condition and results of operations.

Much of our fleet consists of older airplanes which could increase our costs of maintenance and negatively impact our business and financial results.

As of December 31, 2000, the average age of our operating aircraft fleet was approximately 22 years. As a result, we have incurred increased overall operating costs due to the higher maintenance and other operating costs associated with older aircraft.

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

We have an agreement to purchase 50 B717 aircraft from an affiliate of Boeing. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As of December 31, 2000, we had taken delivery of 16 of these aircraft (two additional aircraft were delivered in January and February 2001). We have financing commitments from the airframe manufacturer and/or its affiliates with respect to the 34 firm B717 aircraft scheduled for delivery between January 2001 and October 2003, including lease financing facilities in excess of 100% of the purchase price for the delivery of 14 B717 aircraft delivered or scheduled to be delivered between January 2001 and February 2002. We cannot guarantee that we will be able to obtain satisfactory financing for the portion of the purchase price not included in the airframe manufacturer and/or its affiliates' financing support. Should we default on our obligations, Boeing would have the right to exercise remedies including the right to terminate the purchase agreement and its financing commitments. If we are unable to purchase these aircraft, our ability to increase our number of flights could be negatively impacted. On the other hand, if our growth slows or air travel in general decreases, we may not be able to utilize all the aircraft we have committed to purchase. If we cannot use such aircraft, we may be required to sell or lease such aircraft on terms which will depend upon market conditions at the time. We could suffer a financial loss from any such sales or leases. The retirement of other aircraft in our fleet may also be accelerated in the event our growth slows, air travel decreases generally in our markets, or if significant regulatory requirements are imposed on older aircraft.

Our reputation and financial results could be negatively affected in the event of a major aircraft accident.

A major accident involving our aircraft could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that our aircraft are less safe or reliable than other airlines, and that could have a negative effect on our business. The occurrence of one or more incidents or accidents involving our aircraft could have a material adverse effect on the public's perception of us and our future operations.

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

We are subject to extensive regulation by the FAA, the DOT, and other governmental agencies, compliance with which could cause us to incur increased costs and negatively affect our business and financial results.

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

ITEM 2.  PROPERTY

OPERATING AIRCRAFT FLEET

We operated the following owned and leased aircraft as of December 31, 2000:

                             Average
                             No. of                                   Average
     Aircraft Type            Seats      Owned    Leased    Total    Age (Years)
------------------------   ----------   -------  --------  -------  ------------
B717                           117         11        5        16          0.9
DC-9                           106         27        6        33         31.1
B737                           119          3        1         4         23.5
                                        -------  --------  -------
Total                                      41       12        53         21.7

For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders on additional aircraft, see Note 1 to the consolidated financial statements.

As of December 31, 2000, 36 of our owned operating aircraft were encumbered under debt agreements.

We took delivery of eight B717s in 2000. We purchased and took delivery of two additional B717s in January and February 2001. These aircraft will be used to replace the B737s and DC-9s currently in operation and for growth. We plan to take delivery of ten additional B717 aircraft during the remainder of 2001.

The delivery schedule for our remaining B717s under firm contract as of December 31, 2000, is as follows:

      AIRCRAFT TYPE              2001        2002        2003
---------------------------      ----        ----        ----

           B717                    12          12          10

A preliminary retirement schedule of our aircraft as of December 31, 2000, is as follows:

      AIRCRAFT TYPE              2001        2002        2003       2004
---------------------------      ----        ----        ----       ----

           DC-9                    --           6           6          6
           B737                     4          --          --         --

The retirement schedule was revised in 2000 due to changes to our B717 purchase contract, as discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

The delivery and retirement schedules shown above represent our best estimates as of March 1, 2001. These estimates are regularly reviewed and subject to change based upon certain conditions including, but not limited to, our future operating and financial results.

GROUND FACILITIES

Our principal executive offices are located at the Orlando International Airport in a leased facility consisting of approximately 34,000 square feet of office space. The facility houses our executive offices as well as our operations staff (including in-flight operations and station operations), general administrative staff, computer systems and personnel training facility. The lease agreement for this facility expires in 2007 and may be extended an additional ten years through the exercise of options in five-year increments.

We own an aircraft hangar of approximately 70,000 square feet at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The ground lease agreement for this facility expires in 2011 and may be extended an additional ten years through the exercise of options in five-year increments. The hangar houses a portion of our maintenance staff, maintenance records and parts inventory.

We also lease the following facilities:

     o approximately 20,000 square feet of office space in Atlanta for use as a reservations center under a lease which expires September 30, 2004
     o approximately 25,000 square feet of space in Atlanta for use as a training center under a lease which expires October 31, 2005
     o approximately 13,000 square feet of space in Savannah, Georgia for a reservations center under a lease which expires in February 2003
     o approximately 91,000 square feet of space in Atlanta for a warehouse and engine repair facility under a lease which expires in May 2002

We have signatory status on the lease of facilities at Hartsfield Atlanta International Airport, which expires in 2010. The check-in-counters, gates and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority or subleased from other airlines. These arrangements may include baggage handling, station operations, cleaning and other services. If these facilities at any additional cities to be served by us are not available at acceptable rates, or if such facilities become no longer available to us at acceptable rates, then we may choose not to service those markets.


ITEM 3.  LEGAL PROCEEDINGS

All of the lawsuits filed against us seeking damages attributable to those on Flight 592 have been settled, including a settlement in the fourth quarter of 2000 for an amount immaterial to our results of operations or financial condition.

On October 1, 1999, we filed suit in the Superior Court of Gwinnett County, Georgia, against United States Aviation Underwriters, Inc. and United States Aviation Insurance Group for declaratory relief and damages based on claims of breach of contract and tortuous breach of covenant of good faith and fair dealing for matters involving litigation related to Flight 592.

From time to time, we are engaged in other litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock, $.001 par value, is traded on the American Stock Exchange under the symbol "AAI." Prior to July 14, 2000, our common stock was traded on the NASDAQ National Market under the symbol "AAIR." As of March 1, 2001, there were approximately 4,989 holders of our common stock. The following table sets forth the reported high and low sale prices for our common stock for each fiscal quarter since January 1, 1999.

FISCAL YEAR ENDED DECEMBER 31, 1999                   HIGH                LOW
-----------------------------------                  ------             -------

Quarter Ending March 31, 1999                         $5.13              $2.75
Quarter Ending June 30, 1999                          $6.00              $4.13
Quarter Ending September 30, 1999                     $7.25              $4.94
Quarter Ending December 31, 1999                      $6.06              $3.50

FISCAL YEAR ENDED DECEMBER 31, 2000                   HIGH                LOW
-----------------------------------                  ------             ------

Quarter Ending March 31, 2000                         $5.09              $3.72
Quarter Ending June 30, 2000                          $5.00              $3.88
Quarter Ending September 30, 2000                     $4.94              $3.94
Quarter Ending December 31, 2000                      $7.38              $3.88

As of March 1, 2001, the closing price of our common stock was $8.70.

DIVIDENDS

We have never declared cash dividends on our common stock. In addition, our debt indentures restrict our ability to pay cash dividends. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2000, has been derived from our consolidated financial statements:

                                                       (In thousands, except per share data)
                                      2000          1999           1998 (a)         1997            1996
                                   ----------------------------------------------------------------------------

Operating revenues                 $ 624,094     $ 523,468       $ 439,307       $ 211,456       $ 219,636
Net income (loss)                     47,436       (99,394) (b)    (40,738) (c)    (96,663) (d)    (41,469) (e)
Basic earnings (loss)
    per common share                    0.72         (1.53)          (0.63)          (1.72)          (0.76)
Diluted earnings (loss)
    per common share                    0.69         (1.53)          (0.63)          (1.72)          (0.76)
Total assets at year-end             546,255       467,014         376,406         433,864         417,187
Long-term debt including current
    maturities at year-end           427,903       415,688         245,994         250,712         244,706

Note: All special items listed below are pre-tax.
(a)      See Note 1 to the consolidated financial statements.
(b) Includes a $147.7 million impairment loss related to the accelerated retirement of the DC-9 fleet as a result of the introduction of the B717 fleet and a gain of $19.6 million for a litigation settlement.
(c) Includes a $27.5 million impairment loss related to the acceleration of the retirement of four owned B737 aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes.
(d) Includes a $24.8 million charge related to the shutdown of the airline in 1996 and a $5.2 million charge for the renaming of the airline in connection with the merger with Airways Corporation in November 1997.
(e) Includes a $68.0 million charge related to the shutdown of the airline in 1996, a $3.9 million gain on the sale of property, a $13.0 million arrangement fee for aircraft transfer and a $2.8 million gain on insurance recovery.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We achieved record annual revenues, record passenger revenue per available seat mile (RASM), and served a record number of passengers during 2000. This strong financial performance produced an operating profit of $81.2 million and an operating margin of 13% for the year, even though fuel expense increased by more than 105% over 1999. Air travelers, particularly business travelers, continue to respond to our unique brand of low fares and quality service as we expand into areas of the eastern United States that have traditionally been characterized by high fares.

The tables below set forth selected financial and operating data for the years ended December 31, 2000, 1999 and 1998.

                                                                 Twelve Months Ended
                                                                     December 31,
                                                      -----------------------------------------
                                                         2000            1999            1998
                                                      ---------       ---------       ---------
Revenue passengers                                    7,566,986       6,460,533       5,462,827
Revenue passenger miles (RPMs) (000s) (1)             4,115,745       3,473,490       3,244,539
Available seat miles (ASMs) (000s) (2)                5,859,395       5,467,556       5,442,234
Passenger load factor (3)                                  70.2%           63.5%           59.6%
Break-even load factor (4)                                 64.7%           59.4%           61.5%
Average yield per RPM (cents) (5)                         14.70           14.01           12.97
Passenger revenue per ASM (cents) (6)                     10.32            8.90            7.73
Operating cost per ASM (cents) (7)                         9.27            8.19            7.91
Operating cost per ASM,
    excluding aircraft fuel (cents) (8)                    6.87            6.94            6.59
Average stage length (miles)                                537             528             546
Average cost of aircraft fuel per gallon (cents)         100.89           49.95           54.87
Average daily utilization (hours:minutes) (9)             10:18            9:54            9:42
Number of operating aircraft in fleet
    at end of period                                         53              47              50

     (1)  The number of scheduled revenue miles flown by passengers
     (2) The number of seats available for passengers multiplied by the number of scheduled miles each seat is flown
     (3) The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
     (4) The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis, excluding nonrecurring items and impairment charges
     (5)  The average amount one passenger pays to fly one mile
     (6)  Passenger revenue divided by ASMs
     (7)  Operating expenses, excluding impairment charges, divided by ASMs
     (8) Operating expenses, excluding aircraft fuel expense and impairment charges, divided by ASMs
     (9) The average number of hours per day that an aircraft flown is operated in revenue service

Operating Expenses per Available Seat Mile:

                                                  Twelve Months Ended
                                                     December 31,
                                      -------------------------------------
                                         2000         1999(1)       1998(1)
                                      ---------     ---------     ---------

Operating expenses
  Salaries, wages and benefits           2.34(cents)   2.21(cents)   1.99(cents)
  Aircraft fuel                          2.40          1.25          1.32
  Maintenance, materials and repairs     1.25          1.58          1.37
  Distribution                           0.68          0.68          0.64
  Landing fees and other rents           0.49          0.49          0.43
  Marketing and advertising              0.28          0.29          0.28
  Aircraft rent                          0.22          0.09          0.13
  Depreciation                           0.39          0.52          0.53
  Other operating                        1.22          1.08          1.22
                                         ----          ----          ----

    Total operating expenses             9.27(cents)   8.19(cents)   7.91(cents)
                                         ====          ====          ====

(1) Excludes impairment charges of $147.7 million and $27.5 million in 1999 and 1998, respectively.


2000 COMPARED TO 1999

SUMMARY

For 2000, we recorded operating income of $81.2 million, pre-tax income and net income of $47.4 million and earnings per common share of $0.69 on a diluted basis. For 1999, including a pre-tax impairment charge of $147.7 million and a litigation settlement gain of $19.6 million, we recorded an operating loss of $72.0 million, a pre-tax loss of $96.7 million, a net loss of $99.4 million and a loss per common share of $1.53 on a basic and diluted basis. The impairment loss and litigation settlement gain increased our loss per common share by $1.98.

OPERATING REVENUES

Operating revenues increased by $100.6 million or 19.2%, primarily due to an increase in passenger revenues. The increase in passenger revenues was principally driven by a 6.7 percentage point increase in load factor and a 4.9% increase in average yield per revenue passenger mile. As a result, our unit revenue or RASM increased 16.0% to 10.3 cents.

During 2000, we increased our capacity, or ASMs, by 7.2% with the addition of eight new Boeing 717 (B717) aircraft. In addition, RPMs increased by 18.5%, resulting in a record load factor of 70.2%. The increase in yield resulted primarily from additional business travelers purchasing higher fares during the year. Notwithstanding the improved yield and passenger load factor, we continue to experience aggressive competition that could negatively impact future yields and loads.

Other revenues decreased $18.0 million or 54.4%. Excluding a litigation settlement gain of $19.6 million in 1999, other revenues increased $1.6 million or 12.1% on a year-over-year basis.

OPERATING EXPENSES

Operating expenses decreased by $52.5 million or 8.8%. Excluding the 1999 pre-tax impairment charge of $147.7 million to reduce the book value of our DC-9 aircraft, operating expenses increased by $95.2 million or 21.3%. Operating cost per ASM (CASM) increased by 13.2%, primarily due to a 105.5% increase in aircraft fuel expense. Cost per available seat mile excluding fuel decreased approximately 1.0% to 6.9 cents per ASM.

Salaries, wages and benefits increased 13.8%, or $16.7 million year-over-year, and 6.2% on a CASM basis, primarily due to contractual wage rate increases and additional personnel required for the higher level of operations in 2000.

Aircraft fuel expense increased 105.5%, or $72.1 million year-over-year, and 92.0% on a CASM basis, primarily due to increases in the cost of fuel. During 2000, the average cost of aircraft fuel per gallon was approximately $1.01, compared to an average cost per gallon in 1999 of approximately $0.50. The cost of aircraft fuel was net of approximately $5.3 million and $14.2 million in gains from hedging activities in 2000 and 1999, respectively.

Maintenance, materials and repairs decreased 15.2%, or $13.1 million year-over-year, and 20.9% on a CASM basis, primarily due to a lesser number of Boeing 737 and DC-9 airframe and engine repairs performed during 2000 in accordance with our maintenance schedule. The timing of maintenance to be performed is determined by the number of hours the aircraft and engines are operated.

Distribution expenses increased 7.2%, or $2.7 million year-over-year, primarily due to an increase in commissionable sales generated by travel agents, offset by a rate reduction from 8.0% to 5.0% during the fourth quarter of 1999.

Landing fees and other rents increased $1.7 million compared to the year ended 1999 primarily due to increased departures. On a CASM basis, these expenses remained flat on a year-over-year basis. We operated 101,644 departures in 2000 and 96,858 departures in 1999, an increase of 4.9%.

Aircraft rent increased 159.1%, or $7.7 million year-over-year, and 141.8% on a CASM basis, primarily due to the lease financing associated with five of the eight new B717s delivered during 2000, as well as the sale and leaseback of seven DC-9 aircraft in the fourth quarter 1999.

Depreciation expense decreased 19.1%, or $5.4 million year-over-year, and 24.5% on a CASM basis, primarily due to the reduction in book value of our DC-9 fleet as a result of the 1999 impairment charge and the sale and leaseback of seven DC-9 aircraft in 1999.

Other operating expenses increased 20.6%, or $12.1 million year-over-year, and 12.5% on a CASM basis, primarily due to increased passenger related expenses associated with the greater number of passengers served, and to costs related to supporting and maintaining our existing automation systems.

NON-OPERATING EXPENSES

Interest expense, net, increased 36.7%, primarily due to the debt financing of eight B717 aircraft delivered in the third and fourth quarters of 1999, as well as three B717s delivered in the fourth quarter 2000. The 1999 deliveries were financed utilizing the proceeds from the issuance of enhanced equipment trust certificates (EETCs). Three of the 2000 deliveries were financed utilizing debt issued by an affiliate of the airframe manufacturer. Offsetting a portion of the increased interest expense, interest income increased 76.0% as a result of higher invested cash balances.

We have not recognized any benefit from the future use of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in each quarter in 2000 and 1999, excluding the impairment charge, we do not believe this and other positive evidence, including our projection of future profitable operations, offsets the effect of our recent cumulative losses. As a result, income tax expense was $0 and $2.7 million in 2000 and 1999, respectively. The 1999 tax expense resulted from the utilization of a portion of our $141.0 million of net operating loss (NOL) carryforwards, existing at December 31, 1998, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards.


1999 COMPARED TO 1998

SUMMARY

For 1999, including a pre-tax impairment charge of $147.7 million and a litigation settlement gain of $19.6 million, we recorded an operating loss of $72.0 million, a pre-tax loss of $96.7 million, a net loss after taxes of $99.4 million and a loss per common share of $1.53 on a basic and diluted basis. The impairment loss and litigation settlement gain increased our loss per common share by $1.98. For 1998, including a pre-tax impairment charge of $27.5 million, we recorded an operating loss of $18.6 million, a pre-tax loss and a net loss after taxes of $40.7 million and a loss per common share of $0.63 on a basic and diluted basis. The impairment loss increased our loss per common share by $0.43.

OPERATING REVENUES

Passenger revenues increased by 15.6%, or $65.6 million in 1999 compared to 1998. The growth in our passenger revenue stems from increasing traffic demand in both the business and leisure market segments. Business class loads were up significantly in 1999 compared to 1998. Adjustments in pricing and inventory strategies also led to gains in leisure traffic. Yield increased by 8.0%, from
13.0 cents to 14.0 cents. Unit revenue increased 15.1%, from 7.7 cents to 8.9 cents - better improvements than any major airline in the industry.

Traffic, or RPMs, increased 7.1% or 229.0 million RPMs on a 0.5% increase in capacity, or ASMs. For the year ended December 31, 1999, load factor increased
3.9 points to 63.5% versus 59.6% for the year ended December 31, 1998.

Other revenue increased 121.8%, or $18.2 million, in 1999 compared to 1998, due to the $19.6 million gain from a litigation settlement.

OPERATING EXPENSES

Excluding the impairment charges in 1999 and 1998, operating expenses increased $17.4 million or 4.0% year-over-year. Our operating cost per ASM, excluding impairment charges, increased 3.5% to 8.19 cents in 1999 from 7.91 cents in 1998.

Salaries, wages and benefits increased 11.3%, or $12.3 million, due to a 6.1% increase in overall headcount and contractual wage increases for our union-represented labor groups.

Aircraft fuel expense decreased year-over-year by $3.6 million, or 5.0%, due to a 9.0% decrease in the average fuel cost per gallon offset by a 4.4% increase in fuel consumption.

Maintenance increased 15.8% or $11.8 million, due to a volume increase of five check lines as a result of completing our structural life improvement program and six additional engine overhauls. The timing of maintenance to be performed is determined by the number of hours an aircraft and engine are flown.

Commissions paid to travel agents increased $2.4 million or 6.9%, due to an increase in commissionable sales, offset by a rate reduction from 10.0% to 8.0% during the second quarter of 1998 and a further reduction to 5.0% during the fourth quarter of 1999.

Landing fees and other rents increased $3.6 million compared to the year ended 1998, due to increased departures. We operated 5.1% more departures in 1999 than 1998, at 96,858 and 92,141, respectively.

Aircraft rent decreased $2.4 million in 1999 from 1998 due to the return to the lessor of five leased B737 aircraft throughout the year.

Other operating expenses decreased by $7.3 million, or 11.0%, primarily due to the decline of credit card chargebacks and communications costs.

In the fourth quarter of 1999, we decided to accelerate the retirement of our owned DC-9 fleet to accommodate the introduction of the B717 fleet. It was originally our intent to use the B717s to increase overall capacity while continuing to use the DC-9s into 2005. However, during 1999, the new management team (including our Chief Executive Officer and President, who joined us in 1999) reevaluated our near- and long-term fleet strategy and the components underlying such strategy. By October 1999, we determined that it would be cost-beneficial to begin to retire the DC-9s. As a result, we developed a fleet plan which provided for the retirement of the DC-9s between December 31, 1999 and October 2003, generally coinciding with the delivery of the B717s. Our Board of Directors approved the plan in October 1999. In connection with our decision to accelerate the retirement of these aircraft, we performed an evaluation to determine, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decision was made, resulting in a $147.7 million impairment charge. We considered recent transactions and market trends involving similar aircraft in determining the fair market value. See Note 10 to the consolidated financial statements.

NON-OPERATING EXPENSES

Interest expense, net of interest income, increased 11.2% due to the November 3, 1999, issuance of $178.9 million of EETCs for financing ten B717 aircraft. See
Note 5 to the consolidated financial statements.

Income tax expense was $2.7 million and $0 in 1999 and 1998, respectively. The 1999 tax expense resulted from the utilization of a portion of our $141 million of net NOL carryforwards, existing at December 31, 1998, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards. As of December 31, 1999, we had not recognized any benefit from the use beyond 1999 of NOL carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in each quarter in 1999, excluding the impairment charge, we do not believe this and other positive evidence, including our projection of future profitable operations, offsets the effect of our recent cumulative losses.


LIQUIDITY AND CAPITAL RESOURCES

We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit or short-term borrowing facilities. As of December 31, 2000, our cash and cash equivalents including restricted cash were $103.8 million compared to $76.2 million at December 31, 1999, and our working capital deficit was $35.1 million compared to $7.3 million at December 31, 1999. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that our access to capital is constrained, we may not be able to make certain capital expenditures or to continue to implement certain other aspects of our strategic plan, and would potentially be unable to achieve the full benefits expected therefrom. We expect to continue generating positive working capital through our operations; however, we cannot predict whether current trends and conditions will continue, or the effects of competition or other factors, such as increased fuel prices, that are beyond our control.

As of December 31, 2000, our cash and cash equivalents including restricted cash increased by $27.7 million from December 31, 1999. Net cash provided by operating activities was $69.4 million in 2000 compared to $75.7 million in 1999, which included a 1999 litigation settlement gain of $19.6 million. Excluding the gain, our net cash from operating activities increased by $13.3 million. The increase in operating cash flows was primarily the result of an increase in operating income. Cash provided by operating activities in 2000 was primarily used for debt service. Net cash provided by investing activities was $3.7 million, which primarily related to the sale of two B717s and the use of unexpended debt proceeds from 1999 offset by the acquisition of two B717s and the scheduled progress payments for future B717 aircraft deliveries. Cash used for financing activities was $53.1 million, which primarily related to the payment of long-term debt.

Initially, we contracted with an affiliate of Boeing to purchase 50 B717 aircraft for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. During the second quarter of 2000, we revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries. The revised contract provides for a delivery schedule as follows:
1999 (eight aircraft - all delivered), 2000 (eight aircraft - all delivered), 2001 (12 aircraft), 2002 (12 aircraft), and 2003 (10 aircraft). In connection with our agreement with Boeing, we also recharacterized the 50 option aircraft to provide for 25 options, 20 purchase rights, and five rolling options. The options and purchase rights, to the extent exercised, would provide for delivery to us of all of our B717s on or before September 30, 2005. Prior to this revision, we had committed to purchase 50 B717 aircraft during the following years: 1999 (eight aircraft), 2000 (eight aircraft), 2001 (16 aircraft), and 2002 (18 aircraft). Also prior to the revision, the 50 option aircraft, if exercised, would have been available for delivery between January 2003 and January 2005.

During the third quarter of 1998, we reached an agreement with Boeing to defer the progress payments due and payable prior to the first delivery until the first delivery, which occurred in September 1999. Accordingly, progress payments resumed in September 1999, and we paid $6.8 million and $6.6 million in progress payments in 2000 and 1999, respectively. In 2000, we again deferred certain progress payments. There can be no assurance that cash provided by operations will be sufficient to meet the progress payments for future B717 deliveries. If we exercise our options and purchase rights to acquire up to an additional 50 B717 aircraft, additional payments could be required for these aircraft beginning in 2001.

As of December 31, 2000, our debt related to asset financing totaled $277.9 million, with respect to which aircraft and certain other equipment are pledged as security. Included in such amount is $131.8 million of 10.63% EETCs, of which a portion of interest and principal is payable semiannually through April 2017 and $80.0 million of 10.50% senior secured notes due April 2001. In addition, we have $150.0 million of 10.25% senior notes due April 2001.

The EETC proceeds were used to replace loans for the purchase of the first ten B717 aircraft delivered, and all ten aircraft were pledged as collateral for the EETCs. Eight EETC-financed B717s were delivered in 1999, and the remaining two deliveries occurred in 2000. During 2000, we sold and leased back two of the EETC-financed B717s in a leveraged lease transaction reducing the outstanding principal amount of the EETCs by $35.9 million. Unexpended proceeds from the EETCs issue were $0 and $39.2 million at December 31, 2000, and December 31, 1999, respectively.

During 2000, we took delivery of eight new B717 aircraft that were financed as follows: two were delivered and subsequently sold and leased back from the lessors (as discussed in the immediately preceding paragraph); three were leased from an affiliate of the airframe manufacturer; and three were purchased with promissory notes provided by an affiliate of the airframe manufacturer (the promissory notes were fully repaid in February 2001).

We entered into an amended and restated financing commitment with Boeing Capital Services Corporation (Boeing Capital) on March 22, 2001, in order to refinance the senior notes and senior secured notes due April 2001 and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, will be sufficient to retire the $150.0 million senior notes and the $80.0 million senior secured notes at maturity. Funding of the refinancing is subject to various matters including: our being current on all payment obligations to Boeing; maintaining our corporate existence; continuing to be a certificated air carrier; not voluntarily or involuntarily terminating or suspending our operations; and, there being no total loss of an aircraft, the result of which would have a material and adverse effect on us or our business. The components of the refinancing are as follows (in thousands):

         Senior secured notes due 2008                   $   169,500
         Subordinated notes due 2009                          17,500
         Convertible notes due 2009                           17,500
                                                         -----------
                                                         $   204,500
                                                         ===========

The new senior secured notes to be issued by our subsidiary, AirTran Airways, will bear a fixed rate of interest to be determined at closing equal to the sum or difference of 12.25% and changes in Boeing Capital's cost of borrowing from and after November 9, 2000, to closing. Principal payments of approximately $3.3 million plus interest will be payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 12 sale-leaseback transactions for B717 aircraft expected to occur between April 2001 and February 2002. The new senior secured notes will be secured by substantially all of the assets of AirTran Airways not otherwise encumbered, and are noncallable for four years. In the fifth year, they can be prepaid at a premium of 4% and in the sixth year at a premium of 2%. In connection with the issuance of the new senior secured notes, we will issue detachable warrants to Boeing Capital for the purchase of 4% of our common stock (approximately 3.0 million shares) for $4.51 per share. The warrants have an estimated value of $12.6 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes.

The subordinated notes will bear interest at the higher of: (a) 13%, or (b) the rate on the new senior secured notes plus 1%. Interest is payable quarterly in arrears, and no principal payments are due prior to maturity in 2009 except for mandatory quarterly prepayments equal to 25% of AirTran Airways' net income.

The stated interest rate on the convertible notes will be 7.75%, except that they will bear a higher rate of interest if our average common stock price during a calendar month is below $6.42, or if we have not registered under the Securities Act of 1933 the common stock to be issued upon conversion of the notes. Interest will be payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at approximately $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes. We will be able to require Boeing Capital's conversion of the notes under certain circumstances.

The subordinated notes and convertible notes will be secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

During 2000, we obtained a lease financing commitment from Boeing Capital which provided for the purchase and sale-leaseback of up to 20 B717 aircraft (three of the 20 leases were completed in 2000). In connection with the Boeing Capital transactions, the lease financing commitment was amended to: (a) increase the term of the leases for the remaining 17 aircraft from 18 years to 18.5 years, and (b) increase Boeing Capital's purchase price by $3.1 million per aircraft or $52.7 million in the aggregate. To date, five of the sale-leaseback transactions have closed in 2001. Upon closing of each sale-leaseback transaction occurring on or after funding of the new senior secured notes, we must make a principal payment of $3.1 million on the new senior secured notes.

To the extent we do not utilize the lease financing commitment (or such commitment is unavailable because of expiry or otherwise), we will be required to obtain a portion of the B717 financing from sources other than Boeing Capital. We believe that, with the support to be provided by Boeing and its affiliates (from the lease financing commitment and other provisions of the B717 purchase agreement), aircraft-related debt and/or lease financing should be available when needed. However, we cannot assure investors that we will be able to secure financing on terms attractive to us, if at all. To the extent we cannot secure acceptable financing, we may be required to modify our aircraft acquisition plans or to incur financing costs higher than anticipated.

In addition, in partial consideration of the refinancing transactions, we have granted Boeing an option to cause us to purchase or lease up to four additional B717 aircraft per year during 2001, 2002, and 2003. If we elect to lease, Boeing Capital will provide financing substantially equivalent to the lease financing commitment. These aircraft, and Boeing Capital's commitment to provide financing thereof, are supplemental to the 50 firm aircraft which are the subject of our existing purchase agreement with Boeing.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, we will adopt SFAS 133 effective January 1, 2001. Adoption of these new accounting standards will result in a cumulative after-tax reduction to net income of approximately $0.7 million, and an increase to other comprehensive income of approximately $1.3 million, in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet. The ongoing effects will depend upon future market conditions and our hedging activities.

FORWARD-LOOKING STATEMENTS

The statements that are contained in this Report that are not historical facts are "forward-looking statements" which can be identified by the use of forward-looking terminology such as "expects," "intends," "believes," "will," or the negative thereof, or other variations thereon or comparable terminology.

We wish to caution the reader that the forward-looking statements contained in this Report are only estimates or predictions, and are not historical facts. Such statements include, but are not limited to:

     o    our performance in future periods;

     o our ability to maintain profitability and to generate working capital from operations;

     o    our ability to take delivery of and to finance aircraft;

     o    our ability to restructure and/or refinance our indebtedness;

     o    the adequacy of our insurance coverage; and

     o    the results of litigation or investigations.

No assurance can be given that future results will be achieved and actual events or results may differ materially as a result of risks facing us or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to:

     o    consumer demand and acceptance of services offered by us;

     o    our ability to achieve and maintain acceptable cost levels;

     o    fare levels and actions by competitors;

     o    regulatory matters, general economic conditions, commodity prices; and

     o    changing business strategy and results of litigation.

Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained elsewhere in this Form 10-K for the year ended December 31, 2000.

All forward-looking statements made in connection with this Report are expressly qualified in their entirety by these cautionary statements. We disclaim any obligation to update or correct any of our forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK-SENSITIVE INSTRUMENTS AND POSITIONS

We are subject to certain market risks, including interest rates and commodity prices (i.e., aircraft fuel). The adverse effects of changes in these markets pose a potential loss as discussed below. The sensitivity analyses do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to the consolidated financial statements for a description of our financial policies and additional information.

Interest Rates

As of December 31, 2000 and 1999, the fair value of our long-term debt was estimated to be $439.0 million and $392.3 million, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical one percent decrease in interest rates, was approximately $11.1 million as of December 31, 2000, and approximately $11.0 million as of December 31, 1999.

Aircraft Fuel

Our results of operations are impacted by changes in the price of aircraft fuel. Excluding the impairment charges, aircraft fuel accounted for 25.9% and 15.3% of our operating expenses in 2000 and 1999, respectively. Based on our 2001 projected fuel consumption, a 10% increase in the average price per gallon of aircraft fuel for the year ending December 31, 2000, would increase fuel expense for the next twelve months by approximately $9.7 million, net of hedging instruments outstanding at December 31, 2000. Comparatively, based on 2000 fuel usage, a 10% increase in fuel prices would have resulted in an increase in fuel expense of approximately $10.0 million, net of hedging instruments utilized during 2000. In 2000, we entered into fuel-hedging contracts consisting of fixed-price swap agreements and collar structures to protect against increases in aircraft fuel prices. At December 31, 2000, we had hedged approximately 50% of our projected fuel requirements for the first quarter of 2001 and approximately 30% of our projected requirements for the remainder of 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this report. See pp. 46-66.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2001, which Proxy Statement is to be filed with the Commission.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2001, which Proxy Statement is to be filed with the Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the data under the heading "STOCK OWNERSHIP" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2001, which Proxy Statement is to be filed with the Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the data under the heading "CERTAIN TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 16, 2001, which Proxy Statement is to be filed with the Commission.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

(a)      1.   The response to this portion of Item 14 is submitted as a separate section of this report.
         2.   The response to this portion of Item 14 is submitted as a separate section of this report.
         3.   Filing of Exhibits:
                Exhibit 3.2 - Bylaws (As amended on March 27, 2000).
                Exhibit 10.19 - Letter Agreement dated March 22, 2001, among the
                                Company, AirTran Airways, Inc. and Boeing
                                Capital Services Corporation. *.
                Exhibit 13 - Portions of the Company's Annual Report to
                             Stockholders for the year ended December 31, 2000 (to be deemed filed only to the extent required by the Instructions to Exhibits for Reports on Form 10-K).
                Exhibit 23 - Consent of Independent Auditors.

(b) AirTran Holdings, Inc. (the Company) has filed the following Current Reports on Form 8-K:

         Date of Report                        Subject of Report

         October 16, 2000        Press release announcing financial results for
                                 the quarter and nine months ended September 30, 2000, and selected operating and financial statistics for the same periods.

(c) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.


EXHIBIT NO. AND DESCRIPTION

3.1      Articles of Incorporation (1)
3.2      Bylaws (As amended on March 27, 2000)
4.1 See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
4.1 Indenture dated as of April 17, 1996, among the Company, its subsidiaries and Bank of Montreal Trust Company, as Trustee (3)
4.2 First Supplemental Indenture dated August 26, 1996, among the Company, its subsidiaries, Bank of Montreal Trust Company and Fleet National Bank (11)
4.3 Second Supplemental Indenture dated August 5, 1997, among the Company, its subsidiaries and State Street Bank and Trust (10)
4.4 Third Supplemental Indenture dated November 17, 1997, among the Company, its subsidiaries and State Street Bank and Trust (11)
4.5 Indenture dated August 13, 1997, among the Company, its subsidiaries and The Bank of New York, as Trustee (4)
4.6 First Supplemental Indenture dated November 17, 1997, among the Company, its subsidiaries and The Bank of New York (11)

4.7 Second Supplemental Indenture dated April 23, 1999, among the Company, its subsidiaries and The Bank of New York (16)
4.8 Third Supplemental Indenture dated December 30, 1999, among the Company, its subsidiaries and The Bank of New York (16)
10.1 Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (5)(6)
10.2     1993 Incentive Stock Option Plan  (5)(6)
10.3     1994 Stock Option Plan (5)(6)
10.4     1995 Employee Stock Purchase Plan (7)
10.5 Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement (8)
10.6 Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (8)
10.7     1996 Stock Option Plan (6)(9)
10.8 Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy (6) (10)
10.9 Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan (6) (10)
10.10    Airways Corporation 1995 Stock Option Plan (6)(12)
10.11    Airways Corporation 1995 Directors Stock Option Plan (6)(12)
10.12    Lease of headquarters in Orlando, Florida, dated November 14, 1995 (13)
10.13    Orlando International Lease and Use Agreement (14)
10.14 Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (15)
10.15 Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (15)
10.16 Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (15)
10.17 Employment Agreement dated as of January 4, 1999, between the Company and Joseph B. Leonard (11)
10.18 Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (16)
10.19 Letter Agreement dated March 22, 2001, among the Company, AirTran Airways, Inc. and Boeing Capital Services Corporation *
13 Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 (to be deemed filed only to the extent required by the Instructions to Exhibits for Reports on Form 10-K)
21       Subsidiaries of the Registrant (16)
23       Consent of Independent Auditors
         ----------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2) Incorporated by reference to the Company's Registration Statement Form S-4, registration number 333-33837, filed with the Commission on August 18, 1997 and amendments thereto.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 Commission File No. 0-26914, filed with the Commission on May 3, 1996.
(4) Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 333-37487, filed with the Commission on October 9, 1997 and amendments thereto.
(5) Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(6) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-24164, filed with the Commission on March 29, 1996 and amendment thereto.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.
(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-26914, filed with the Commission on March 31, 1999.
(12) Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(13) Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(14) Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(15) Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(16) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-26914, filed with the Commission on March 30, 2000.

* Confidential treatment has been requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. In accordance with this rule, these confidential portions have been omitted from this exhibit and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AIRTRAN HOLDINGS, INC.

                                        By: /s/ JOSEPH B. LEONARD
                                            -----------------------------------
                                            Joseph B. Leonard
                                            Chairman and Chief Executive Officer
                                            Date: April 2, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JOSEPH B. LEONARD                                             April 2, 2001
--------------------------------------------------
Joseph B. Leonard
Chairman of the Board and
Chief Executive Officer


/s/ STANLEY J. GADEK                                              April 2, 2001
--------------------------------------------------
Stanley J. Gadek
Senior Vice President, Finance
and Chief Financial Officer (Principal Accounting
and Financial Officer)


/s/ DON L. CHAPMAN                                                April 2, 2001
--------------------------------------------------
Don L. Chapman
Director


/s/ JOHN K. ELLINGBOE                                             April 2, 2001
--------------------------------------------------
John K. Ellingboe
Director


                                                                  April 2, 2001
--------------------------------------------------
Lewis H. Jordan
Director


/s/ ROBERT L. PRIDDY                                              April 2, 2001
--------------------------------------------------
Robert L. Priddy
Director

                                                                  April 2, 2001
--------------------------------------------------
Robert D. Swenson
Director

                                                                  April 2, 2001
---------------------------------------------------
William J. Usery
Director

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 2000

                             AirTran Holdings, Inc.

                                Orlando, Florida

The following consolidated financial statements of AirTran Holdings, Inc. are incorporated by reference in Item 8:

                                    CONTENTS

Consolidated statements of operations - Years ended
December 31, 2000, 1999, and 1998.......................................... 46

Consolidated balance sheets - December 31, 2000, and 1999.................. 47

Consolidated statements of stockholders' equity (deficit) - Years ended
December 31, 2000, 1999, and 1998.......................................... 49

Consolidated statements of cash flows - Years ended
December 31, 2000, 1999, and 1998.......................................... 50

Notes to consolidated financial statements - December 31, 2000............. 51


The following consolidated financial statements schedule of AirTran Holdings, Inc. is included in Item 14(d):

         Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made, in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted.

                         Report of Independent Auditors

The Stockholders and Board of Directors
AirTran Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc., as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc., at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
---------------------------

Atlanta, Georgia
January 21, 2001
except for Note 5 as to which the date is March 22, 2001

                             AIRTRAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             2000         1999         1998
                                          ---------    ---------    ---------

OPERATING REVENUES:
     Passenger                            $ 604,826    $ 486,487    $ 420,901
     Cargo                                    4,183        3,888        3,488
     Other                                   15,085       33,093       14,918
                                          ---------    ---------    ---------
       Total operating revenues             624,094      523,468      439,307

OPERATING EXPENSES:
     Salaries, wages and benefits           137,391      120,737      108,461
     Aircraft fuel                          140,404       68,331       71,922
     Maintenance, materials and repairs      73,238       86,374       74,577
     Distribution                            39,972       37,278       34,886
     Landing fees and other rents            28,752       27,004       23,366
     Marketing and advertising               16,412       15,643       15,112
     Aircraft rent                           12,616        4,869        7,241
     Depreciation                            23,087       28,533       28,591
     Other operating                         71,071       58,952       66,216
     Impairment loss                             --      147,735       27,492
                                          ---------    ---------    ---------
       Total operating expenses             542,943      595,456      457,864
                                          ---------    ---------    ---------
OPERATING INCOME (LOSS)                      81,151      (71,988)     (18,557)

INTEREST (INCOME) EXPENSE:
     Interest income                         (5,602)      (3,183)      (3,181)
     Interest expense                        39,317       27,850       25,362
                                          ---------    ---------    ---------
       Interest (income) expense, net        33,715       24,667       22,181
                                          ---------    ---------    ---------

Income (Loss) Before Income Taxes            47,436      (96,655)     (40,738)
Provision For Income Taxes                       --        2,739           --
                                          ---------    ---------    ---------
NET INCOME (LOSS)                         $  47,436    $ (99,394)   $ (40,738)
                                          =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE
     Basic                                $    0.72    $   (1.53)   $   (0.63)
                                          =========    =========    =========
     Diluted                              $    0.69    $   (1.53)   $   (0.63)
                                          =========    =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                   65,759       65,097       64,641
                                          =========    =========    =========
     Diluted                                 69,175       65,097       64,641
                                          =========    =========    =========

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,
                                                           ----------------------
                                                              2000         1999
                                                           ---------    ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                             $  78,127    $  58,102
     Restricted cash                                          25,710       18,069
     Accounts receivable, less allowance of $1,231 and
       $927 at December 31, 2000 and 1999, respectively        9,388        7,599
     Spare parts, materials and supplies, less allowance
       for obsolescence of $6,171 and $2,260 at
       December 31, 2000 and 1999, respectively               10,536        5,816
     Prepaid expenses                                         14,136       14,058
                                                           ---------    ---------
         Total current assets                                137,897      103,644

PROPERTY AND EQUIPMENT:
     Flight equipment                                        340,952      244,662
       Less: Accumulated depreciation                        (23,300)      (4,973)
                                                           ---------    ---------
                                                             317,652      239,689

     Purchase deposits for flight equipment                   26,194       22,562

     Other property and equipment                             27,461       24,914
       Less: Accumulated depreciation                        (16,018)     (13,436)
                                                           ---------    ---------
                                                              11,443       11,478
                                                           ---------    ---------
         Total property and equipment                        355,289      273,729

OTHER ASSETS:
     Intangibles resulting from business acquisition          15,080       15,628
     Trade names                                              22,401       23,234
     Unexpended debt proceeds - restricted                        --       39,232
     Debt issuance costs                                       5,608        5,733
     Other assets                                              9,980        5,814
                                                           ---------    ---------
TOTAL ASSETS                                               $ 546,255    $ 467,014
                                                           =========    =========

See accompanying notes to consolidated financial statements.    (Continued)

                             AIRTRAN HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     DECEMBER 31,
                                                               ----------------------
                                                                  2000         1999
                                                               ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                          $   8,678    $  10,410
     Accrued liabilities                                          68,049       57,456
     Air traffic liability                                        33,765       23,491
     Current portion of long-term debt                            62,491       19,569
                                                               ---------    ---------
       Total current liabilities                                 172,983      110,926

Long-term debt, less current portion                             365,412      396,119

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value per share, 5,000 shares
      authorized, no shares issued or outstanding                     --           --
     Common stock, $.001 par value per share, 1,000,000
      shares authorized, and 65,823 and 65,698 shares
      issued and outstanding at December 31, 2000 and
      1999, respectively                                              66           66
     Additional paid-in capital                                  151,044      150,589
     Accumulated deficit                                        (143,250)    (190,686)
                                                               ---------    ---------
       Total stockholders' equity (deficit)                        7,860      (40,031)
                                                               ---------    ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $ 546,255    $ 467,014
                                                               =========    =========

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                  COMMON STOCK
                                                        ---------------------------------
                                                                                                          TOTAL
                                                                                ADDITIONAL             STOCKHOLDERS'
                                                                                 PAID-IN   ACCUMULATED    EQUITY
                                                         SHARES      AMOUNT      CAPITAL    DEFICIT      (DEFICIT)
                                                        ---------   ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 1997                               64,312   $      64   $ 144,937   $ (50,554)   $  94,447
   Issuance of common stock for exercise of options           563           1       1,790          --        1,791
   Issuance of common stock under stock purchase plan          23          --         130          --          130
   Net loss and comprehensive loss                             --          --          --     (40,738)     (40,738)
                                                        ---------   ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 1998                               64,898          65     146,857     (91,292)      55,630
   Issuance of common stock for exercise of options           226          --       1,031          --        1,031
   Issuance of common stock under stock purchase plan          51          --         202          --          202
   Issuance of common stock in litigation settlement          523           1       2,499          --        2,500
   Net loss and comprehensive loss                             --          --          --     (99,394)     (99,394)
                                                        ---------   ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 1999                               65,698          66     150,589    (190,686)     (40,031)
   Issuance of common stock for exercise of options            63          --         190          --          190
   Issuance of common stock under stock purchase plan          62          --         265          --          265
   Net income and comprehensive income                         --          --          --      47,436       47,436
                                                        ---------   ---------   ---------   ---------    ---------
BALANCE AT DECEMBER 31, 2000                               65,823   $      66   $ 151,044   $(143,250)   $   7,860
                                                        =========   =========   =========   =========    =========

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                   2000         1999         1998
                                                                ---------    ---------    ---------
OPERATING ACTIVITIES:
   Net income (loss)                                            $  47,436    $ (99,394)   $ (40,738)
    Adjustments to reconcile net income (loss) to cash
      provided by (used for) operating activities:
         Depreciation and amortization                             26,078       30,432       31,525
         Impairment loss                                               --      147,735       27,492
         Provisions for uncollectible accounts                      4,626        4,022        8,003
         Deferred income taxes                                         --        2,387           --
         Changes in current operating assets and liabilities:
           Restricted cash                                         (7,641)      (4,610)      (7,494)
           Accounts receivable                                     (6,415)      (3,837)     (11,425)
           Spare parts, material and supplies                      (5,312)      (1,657)      (1,878)
           Other assets                                            (3,943)      (5,169)       5,911
           Accounts payable and accrued liabilities                 4,289         (636)     (19,476)
           Air traffic liability                                   10,274        6,469        2,106
                                                                ---------    ---------    ---------
     NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES          69,392       75,742       (5,974)

INVESTING ACTIVITIES:
     Purchases of property and equipment                          (77,709)    (187,667)     (66,716)
     (Payment) refund of aircraft purchase deposits                (6,770)       4,374           --
     Restricted funds for aircraft purchases                       39,232      (39,232)          --
     Proceeds from disposal of equipment                           48,980       24,815          370
                                                                ---------    ---------    ---------
     NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES           3,733     (197,710)     (66,346)

FINANCING ACTIVITIES:
     Issuance of long-term debt                                        --      244,756        6,100
     Payments of long-term debt                                   (53,555)     (76,801)     (10,844)
     Proceeds from sale of common stock                               455        1,233        1,921
                                                                ---------    ---------    ---------
     NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES         (53,100)     169,188       (2,823)
                                                                ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents               20,025       47,220      (75,143)
Cash and cash equivalents at beginning of period                   58,102       10,882       86,025
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of period                      $  78,127    $  58,102    $  10,882
                                                                =========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
     Cash paid for interest, net of amounts capitalized         $  35,607    $  23,911    $  21,557
     Cash paid (refunded) for income taxes                          1,141          420       (9,686)
     Noncash financing and investing activities:
        Acquisition of equipment for debt                          63,144           --           --
        Acquisition of equipment for capital leases                 2,627           --           --
        Purchase and sale-leaseback of equipment                   62,608           --           --

See accompanying notes to consolidated financial statements.

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our consolidated financial statements include the accounts of AirTran Holdings, Inc. and our wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

AirTran Holdings, Inc. (AirTran) offers affordable scheduled air transportation and mail service, serving short-haul markets primarily in the eastern United States.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Restricted cash primarily represents amounts escrowed relating to air traffic liability.

ACCOUNTS RECEIVABLE

Accounts receivable are due primarily from major credit card processors and travel agents. These receivables are unsecured. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable.

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

The B717 fleet has a salvage value of 10% and useful life of 25 years. In conjunction with the 1999 impairment charge, the DC-9 fleet was written down to its fair market value. Accordingly, the salvage values were revised to 38% - 52%, and the useful lives were revised to one to three years. In

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


conjunction with the 1998 impairment charge, the B737 fleet was written down to its fair market value, and we believe that the fair market value is indicative of its salvage value. The useful lives of the B737 aircraft were revised to two years. Aircraft parts are depreciated over the respective fleet life to a salvage value of 5%.

Other property and equipment is depreciated over three to ten years.

The estimated salvage values and depreciable lives are periodically reviewed for reasonableness, and revised if necessary. At January 1, 1998, we revised the salvage values and useful lives on our DC-9 fleet and related equipment as outlined below:

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

The revised salvage value of our DC-9 fleet ranged from approximately $0.4 million to $2.6 million per aircraft. The effect of this change for the year ended December 31, 1998, was to increase income by approximately $12 million or $0.19 per share. At the time, these estimates more accurately reflected our expectations of estimated fair values at the anticipated dates of disposal.

MEASUREMENT OF IMPAIRMENT

In accordance with Statement of Financial Accounting Standard (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, we record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. See Note 10.

INTANGIBLES

The trade name and intangibles resulting from business acquisitions consist of cost in excess of net assets acquired, and are being amortized using the straight-line method over 30 years. Accumulated amortization at December 31, 2000 and 1999, was approximately $5.1 million and $3.7 million, respectively.

The carrying value of cost in excess of net assets acquired is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, we would prepare projections of future results of operations for the remaining amortization period. If such projections indicated that the expected future net cash flows (undiscounted and without interest) are less than the carrying amount of cost in excess of net assets acquired, we would record an impairment loss in the period such determination is made, based on the fair value of the related business.

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


CAPITALIZED INTEREST

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. In 2000, 1999, and 1998, approximately $8.8 million, $6.7 million and $3.3 million of interest cost was capitalized, respectively.

AIRCRAFT AND ENGINE MAINTENANCE

We account for airframe and engine overhaul costs using the direct-expensing method. Overhauls are performed on a continuous basis, and the cost of overhauls and routine maintenance costs for airframe and engine maintenance are charged to maintenance expense as incurred.

ADVERTISING COSTS

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $15.7 million, $14.8 million and $14.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

REVENUE RECOGNITION

Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

STOCK-BASED COMPENSATION

We grant stock options for a fixed number of shares to our officers, directors, key employees and consultants, with an exercise price equal to or below the fair value of the shares at the date of grant. We account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly recognize compensation expense only if the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant.

SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. However, we will continue to account for stock-based compensation in accordance with APB Opinion No. 25. See Note 8.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Date of FASB Statement No. 133, we will adopt SFAS 133 effective January 1, 2001. Adoption of these new accounting standards will result in a cumulative after-tax reduction to net income of approximately $0.7 million, and an increase to other comprehensive income of approximately $1.3 million, in the first quarter of 2001. The adoption will also impact assets and liabilities recorded on the balance sheet. The ongoing effects will depend upon future market conditions and our hedging activities. See Note 3.

RECLASSIFICATION

Certain 1999 and 1998 amounts have been reclassified to conform with 2000 classifications.


2.  COMMITMENTS AND CONTINGENCIES

At December 31, 2000, our contractual commitments consisted primarily of scheduled aircraft acquisitions. Initially, we contracted with an affiliate of Boeing to purchase 50 B717 aircraft for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. During the second quarter of 2000, we revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries. The revised contract provides for a delivery schedule as follows: 1999 (eight aircraft - all delivered), 2000 (eight aircraft - all delivered), 2001 (12 aircraft), 2002 (12 aircraft), and 2003 (10 aircraft). In connection with our agreement with Boeing, we also recharacterized the 50 option aircraft to provide for 25 options, 20 purchase rights, and five rolling options. The options and purchase rights, to the extent exercised, would provide for delivery to us of all of our B717s on or before September 30, 2005. Prior to this revision, we had committed to purchase 50 B717 aircraft during the following years: 1999 (eight aircraft), 2000 (eight aircraft), 2001 (16 aircraft), and 2002 (18 aircraft). Also prior to the revision, the 50 option aircraft, if exercised, would have been available for delivery between January 2003 and January 2005.

Aggregate funding needed for these and all other aircraft commitments was approximately $669 million at December 31, 2000. Of this amount, approximately $6.9 million and $12.5 million are required to be paid in progress payments in 2001 and 2002, respectively. After progress payments, the balance of the total purchase price must be paid or financed upon delivery of each aircraft. While the major airframe manufacturer is required to provide credit support for a limited portion of third-party financing, we will be required to obtain financing from other sources relating to these deliveries. If we exercise our options and purchase rights to acquire up to an additional 50 aircraft, additional payments could be required beginning in 2001. In conjunction with these contractual commitments, we have made nonrefundable deposits of approximately $26.2 million at December 31, 2000.

In November 1997, we filed a suit against SabreTech and its parent corporation seeking to hold them responsible for the accident involving Flight 592. On September 23, 1999, we settled the lawsuit against SabreTech and its parent. The net proceeds of $19.6 million from the settlement are included in other revenue in the 1999 statement of operations.

Several stockholder class action suits were filed against us and certain of our current and former executive officers and directors. The suits were subsequently consolidated into a single action. On

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


December 31, 1998, we entered into a Memorandum of Understanding to settle the consolidated lawsuit. Although we denied that we violated any of our obligations under the federal securities laws, we paid $2.5 million in cash and $2.5 million in common stock in the settlement which was approved on October 28, 1999.

From time to time, we are engaged in other litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.


3.  FUEL PRICE RISK MANAGEMENT

We entered into fuel-hedging contracts consisting of fixed price swap agreements and collar structures to protect against increases in aircraft fuel prices. The change in market value of such agreements has a high correlation to the price changes of the fuel being hedged. Periodic settlements under the agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on the agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. As of December 31, 2000, we hedged approximately 50 percent of our projected first quarter 2001 fuel needs at a price no higher than $29 per barrel of crude oil, and approximately 30 percent of our projected needs for the remainder of 2001 at a price no higher than $24 per barrel of crude oil. The fair value of our fuel-hedging agreements at December 31, 2000, representing the amount we would receive upon termination of the agreement, totaled $0.8 million. If in the future a fuel-hedging contract were terminated, any resulting gain or loss would be deferred and amortized to fuel expense over the remaining life of the contract. A default by the broker-dealer to an agreement would expose us to potential fuel price risk on the remaining fuel purchases, in that we would be required to purchase fuel at the current fuel price, rather than according to the hedging agreement. We do not enter into fuel-hedging contracts for trading purposes.


4.  ACCRUED LIABILITIES

                                                         December 31,
                                               ---------------------------------
                                                   2000                  1999
                                               -----------           -----------
                                                         (In thousands)
Accrued maintenance                            $    19,307           $    24,278
Accrued interest                                    13,105                 9,447
Accrued salaries, wages and benefits                10,617                 8,961
Deferred gain                                       10,122                 6,300
Accrued federal excise taxes                         4,348                 2,176
Other                                               10,550                 6,294
                                               -----------           -----------
                                               $    68,049           $    57,456
                                               ===========           ===========

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


5.  LONG-TERM DEBT, INCLUDING CAPITAL LEASE OBLIGATIONS

                                                                 December 31,
                                                            ----------------------
                                                               2000         1999
                                                            ---------    ---------
                                                                (In thousands)
Aircraft notes payable through 2017, 10.63% weighted
    average interest rate                                   $ 131,826    $ 178,850
Senior notes due April 2001, 10.25% interest rate             150,000      150,000
Senior secured notes due April 2001, 10.50% interest rate      80,000       80,000
Promissory notes for aircraft and other equipment payable
    through 2018, 8.27 % to 11.76% interest rates              64,043        6,838
Capital lease obligations                                       2,034           --
                                                            ---------    ---------
                                                              427,903      415,688
Less current maturities                                       (62,491)     (19,569)
                                                            ---------    ---------
                                                            $ 365,412    $ 396,119
                                                            =========    =========

We completed a private placement of $178.9 million enhanced equipment trust certificates (EETCs) on November 3, 1999. The EETC proceeds were used to replace loans for the purchase of the first ten B717 aircraft delivered, and all ten aircraft were pledged as collateral for the EETCs. In March 2000, we sold and leased back two of the B717s in a leveraged lease transaction reducing the outstanding principal amount of the EETCs by $35.9 million. Principal and interest payments on the EETCs are due semiannually through April 2017. Unexpended proceeds from the EETCs issue at December 31, 2000 and December 31, 1999 were $0 and $39.2 million, respectively.

We entered into an amended and restated financing commitment with Boeing Capital Services Corporation (Boeing Capital) on March 22, 2001, in order to refinance the senior notes and senior secured notes due April 2001 and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, will be sufficient to retire the $150.0 million senior notes and the $80.0 million senior secured notes at maturity. Funding of the refinancing is subject to various matters including: our being current on all payment obligations to Boeing; maintaining our corporate existence; continuing to be a certificated air carrier; not voluntarily or involuntarily terminating or suspending our operations; and there being no total loss of an aircraft, the result of which would have a material and adverse effect on us or our business. The components of the refinancing are as follows (in thousands):

         Senior secured notes due 2008                    $   169,500
         Subordinated notes due 2009                           17,500
         Convertible notes due 2009                            17,500
                                                          -----------
                                                          $   204,500
                                                          ===========

The new senior secured notes to be issued by our subsidiary, AirTran Airways, will bear a fixed rate of interest to be determined at closing equal to the sum or difference of 12.25% and changes in Boeing Capital's cost of borrowing from and after November 9, 2000, to closing. Principal payments of approximately $3.3 million plus interest will be payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 12 sale-leaseback transactions for B717 aircraft expected to occur between April 2001 and February

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


2002. The new senior secured notes will be secured by substantially all of the assets of AirTran Airways not otherwise encumbered, and are noncallable for four years. In the fifth year, they can be prepaid at a premium of 4% and in the sixth year at a premium of 2%. In connection with the issuance of the new senior secured notes, we will issue detachable warrants to Boeing Capital for the purchase of 4% of our common stock (approximately 3.0 million shares) for $4.51 per share. The warrants have an estimated value of $12.6 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes.

The subordinated notes will bear interest at the higher of: (a) 13%, or (b) the rate on the new senior secured notes plus 1%. Interest is payable quarterly in arrears, and no principal payments are due prior to maturity in 2009 except for mandatory quarterly prepayments equal to 25% of AirTran Airways' net income.

The stated interest rate on the convertible notes will be 7.75%, except that they will bear a higher rate of interest if our average common stock price during a calendar month is below $6.42, or if we have not registered under the Securities Act of 1933 the common stock to be issued upon conversion of the notes. Interest will be payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at approximately $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes. We will be able to require Boeing Capital's conversion of the notes under certain circumstances.

The subordinated notes and convertible notes will be secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

During 2000, we obtained a lease financing commitment from Boeing Capital which provided for the purchase and sale-leaseback of up to 20 B717 aircraft (three of the 20 leases were completed in 2000). In connection with the Boeing Capital transactions, the lease financing commitment was amended to: (a) increase the term of the leases for the remaining 17 aircraft from 18 years to 18.5 years, and (b) increase Boeing Capital's purchase price by $3.1 million per aircraft or $52.7 million in the aggregate. To date, five of the sale-leaseback transactions have closed in 2001. Upon closing of each sale-leaseback transaction occurring on or after funding of the new senior secured notes, we must make a principal payment of $3.1 million on the new senior secured notes.

In addition, in partial consideration of the refinancing transactions, we have granted Boeing an option to cause us to purchase or lease up to four additional B717 aircraft per year during 2001, 2002, and 2003. If we elect to lease, Boeing Capital will provide financing substantially equivalent to the lease financing commitment. These aircraft, and Boeing Capital's commitment to provide financing thereof, are supplemental to the 50 firm aircraft which are the subject of our existing purchase agreement with Boeing.

During the last quarter of 2000, we financed the acquisition of three B717 aircraft with promissory notes from Boeing. Subsequent to December 31, 2000, these notes were repaid through the sale and lease back of the three B717s. Accordingly, these notes are classified as long term debt.

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


During 2000, we entered into capital lease agreements for various capital assets (see Note 6).

Certain aircraft and engines with a book value totaling approximately $260.3 million serve as collateral on the senior secured notes, EETCs and promissory notes.

The following table shows our maturities of long-term debt and capital lease obligations for the next five years, based on the maturities of the refinanced debt discussed above (in thousands):

            2001                                           $   62,491
            2002                                               19,881
            2003                                               10,270
            2004                                               11,479
            2005                                               15,115
            Thereafter                                        245,523
            Promissory notes repaid in 2001 through
                the sale of equipment                          63,144
                                                           ----------

                                                           $  427,903
                                                           ==========

6.  LEASES

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2000, 1999, and 1998 was approximately $30.9 million, $21.7 million and $23.9 million, respectively.

We lease six DC-9s, one B737, and five B717s under operating leases with terms that expire through 2018. We have the option to renew the DC-9 leases for one or more periods of not less than six months. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor's defined cost of the aircraft at the end of the thirteenth year of the lease term. We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging from one month to thirteen years. In addition, we lease ground equipment and certain rotables under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):

                                                    DECEMBER 31,
                                             --------------------------
                                                2000             1999
                                             ---------         --------

     Flight equipment                        $   2,627         $     --
     Less:  Accumulated depreciation              (111)              --
                                             ---------         --------
                                             $   2,516         $     --
                                             =========         ========

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


The following schedule outlines the future minimum lease payments at December 31, 2000, under noncancelable operating leases and capital leases with initial terms in excess of one year (in thousands):
                                               Capital             Operating
                                               Leases                Leases
                                            ------------          ------------
2001                                        $        546          $     33,015
2002                                                 568                33,571
2003                                                 564                34,233
2004                                                 535                27,274
2005                                                  95                25,969
Thereafter                                            --               189,467
                                            ------------          ------------
    Total minimum lease payments                   2,308          $    343,529
                                                                  ============
    Less: amount representing interest              (274)
                                            ------------
    Present value of future payments               2,034
    Less: current obligations                       (437)
                                            ------------
    Long-term obligations                   $      1,597
                                            ============

Capital lease obligations are included in long-term debt in the balance sheet.


7. EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in thousands, except per share data):

                                                 2000       1999        1998
                                               --------   --------    --------
NUMERATOR:
  Net income (loss)                            $ 47,436   $(99,394)   $(40,738)
                                               ========   ========    ========

DENOMINATOR:
  Weighted average shares outstanding, basic     65,759     65,097      64,641
   Effect of dilutive stock options               3,416         --          --
                                               --------   --------    --------
  Adjusted weighted average shares
     outstanding, diluted                        69,175     65,097      64,641
                                               ========   ========    ========

Basic earnings (loss) per common share         $   0.72   $  (1.53)   $  (0.63)
                                               ========   ========    ========

Diluted earnings (loss) per common share       $   0.69   $  (1.53)   $  (0.63)
                                               ========   ========    ========

The assumed conversions of 2.3 million stock options in 2000, and all stock options in 1999 and 1998, were antidilutive and excluded from the computation of weighted average shares outstanding used in computing diluted earnings (loss) per common share.

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


8.  STOCK OPTION PLANS

The 1993 Incentive Stock Option Plan provides up to 4.8 million options to be granted to officers, directors and key employees to purchase shares of common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10% of the voting power of all classes of our common stock, the exercise price per share shall not be less than 110% of the fair value of the shares on the date of grant.

The 1994 Stock Option Plan provides up to 4 million incentive stock options or nonqualified options to be granted to our officers, directors, key employees and consultants.

The 1996 Stock Option Plan provides up to 5 million incentive stock options or nonqualified options to be granted to our officers, directors, key employees and consultants.

In connection with the acquisition of Airways Corporation (Airways) in 1997, we assumed the Airways Corporation 1995 Stock Option Plan (Airways Plan) and the Airways Corporation 1995 Director Stock Option Plan (Airways DSOP). Under the Airways Plan, up to 1.2 million incentive stock options or nonqualified options may be granted to our officers, directors, key employees or consultants. Under the Airways DSOP, up to 150,000 nonqualified options may be granted to directors.

Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than ten years from the date of grant.

Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS No. 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.2%, 5.0% and 5.4%; no dividend yields; volatility factors of the expected market price of our common stock of 0.596, 0.648 and 0.710; and a weighted average expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Our pro forma information is as follows (in thousands, except per share data):

                                                   2000          1999          1998
                                               -----------   -----------   -----------
Pro forma net income (loss)                    $    45,059   $  (102,173)  $   (42,279)
Pro forma earnings (loss) per common share:
    Basic                                             0.69         (1.57)        (0.65)
    Diluted                                           0.65         (1.57)        (0.65)

The pro forma net income (loss) and earnings (loss) per common share information presented above reflect stock options granted during 1995 and in later years, in accordance with SFAS No. 123. Accordingly, the full effect of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) and earnings (loss) per common share amounts above, because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995, is not considered.

A summary of stock option activity under the aforementioned plans is as follows:

                                                                        Weighted
                                                                        Average
                                      Options          Price Range       Price
                                     ---------     -----------------    --------

Balance at December 31, 1997         8,116,430     $0.17   -   23.19    $   4.84
     Granted                           235,000      5.50   -    8.13        7.67
     Exercised                        (562,580)     0.17   -    5.69        2.81
     Canceled                         (997,870)     0.17   -   21.38        7.16
                                     ---------

Balance at December 31, 1998         6,790,980      0.17   -   23.19        4.71
     Granted                         2,571,000      3.03   -    6.41        3.52
     Exercised                        (226,420)     0.17   -    5.50        4.56
     Canceled                         (495,040)     3.13   -   21.50        7.04
                                     ---------

Balance at December 31, 1999         8,640,520      0.17   -   23.19        4.16
     Granted                         1,097,500      4.00   -    4.75        4.28
     Exercised                         (63,000)     0.17   -    3.88        3.02
     Canceled                         (570,760)     3.31   -   21.50        5.46
                                     ---------

Balance at December 31, 2000         9,104,260     $0.17   -   23.19    $   4.17
                                     =========

Exercisable at December 31, 2000     6,464,245     $0.17   -   23.19    $   4.00
                                     =========

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


The following table summarizes information concerning currently outstanding and exercisable options:

                               Options Outstanding                                             Options Exercisable
-----------------------------------------------------------------------------------    ------------------------------------
                                                   Weighted
                                                    Average            Weighted                                 Weighted
                                                   Remaining            Average                                 Average
   Range of Exercise             Number           Contractual          Exercise             Number              Exercise
        Prices                Outstanding             Life               Price           Exercisable             Price
------------------------    -----------------    ---------------     --------------    -----------------     --------------
         $0.17                  2,400,000             2.5            $      0.17           2,400,000         $      0.17
      1.00 - 3.31               2,716,800             6.0                   3.02           1,716,800                3.00
      3.75 - 4.50               1,658,000             8.1                   4.06             420,500                3.81
      4.53 - 6.88               1,135,060             6.4                   5.27             866,397                5.29
      7.13 - 13.25                541,000             6.0                   7.78             535,668                7.77
     18.38 - 23.19                653,400             5.1                  19.00             524,880               19.01
                            -----------------                                          -----------------
     0.17 - 23.19               9,104,260             5.4                   4.17           6,464,245                4.00
                            =================                                          =================

The weighted average fair value of options granted during 2000, 1999, and 1998, with option prices equal to the market price on the date of grant, was $2.45, $2.07 and $7.98, respectively. There were no options granted during 2000, 1999, and 1998 with option prices less than the market price of the stock on the date of grant.

At December 31, 2000, we had reserved a total of 11,982,990 shares of common stock for future issuance, upon exercise of stock options.


9.  INCOME TAXES

Our provision for income taxes for the years ended December 31, 2000, 1999, and 1998 was $0, $2.7 million and $0, respectively. The components of our provision for income taxes is as follows (in thousands):

                                       2000          1999          1998
                                    ----------    ----------    ----------
Current provision:
     Federal                        $       --    $      352    $       --
     State                                  --            --            --
                                    ----------    ----------    ----------
         Total current provision            --           352            --

Deferred provision:
     Federal                                --         2,010            --
     State                                  --           377            --
                                    ----------    ----------    ----------
         Total deferred provision           --         2,387            --
                                    ----------    ----------    ----------
Provision for income taxes          $       --    $    2,739    $       --
                                    ==========    ==========    ==========

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


A reconciliation of taxes computed at the statutory federal tax rate on income
(loss) before income taxes to the provision for income taxes is as follows (in thousands):

                                                   2000        1999        1998
                                                 --------    --------    --------
Tax computed at federal statutory rate           $ 16,603    $(33,829)   $(14,258)
State income tax (benefit),
     net of federal tax benefit                     1,469      (3,089)       (606)
Goodwill                                              483         517       7,705
Alternative minimum tax                                --         909          --
Benefit of preacquisition net operating
     loss carryforwards                                --       2,387          --
Other                                                  54        (434)       (110)
Valuation reserve, including the effect of
     changes to prior year deferred tax assets    (18,609)     36,278       7,269
                                                 --------    --------    --------
                                                 $     --    $  2,739    $     --
                                                 ========    ========    ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

                                                               December 31,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
Deferred tax liabilities:
     Depreciation                                         $    590     $     --
     Rent expense                                              988           --
                                                          --------     --------
         Gross deferred tax liabilities                      1,578           --

Deferred tax assets:
     Depreciation                                               --       21,740
     Accrued liabilities                                     1,181        1,011
     Nonqualified stock options                                931          930
     Federal operating loss carryforwards                   47,959       37,938
     State operating loss carryforwards                      4,606        6,741
     AMT credit carryforwards                                3,770        3,526
     Other                                                   3,358        4,024
                                                          --------     --------
         Gross deferred tax assets                          61,805       75,910
     Valuation allowance                                   (60,227)     (75,910)
                                                          --------     --------
         Net deferred tax assets                             1,578           --
                                                          --------     --------
              Total net deferred tax liabilities          $     --     $     --
                                                          ========     ========

For financial reporting purposes, a valuation allowance has been recognized at December 31, 2000 and 1999, to reduce the net deferred income tax assets to zero. We have not recognized any benefit from the future use of operating loss carryforwards because management's evaluation of all the available

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


evidence in assessing the realizability of the tax benefits of such loss carryforwards, indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in each quarter in 2000 and 1999, excluding the impairment charge, we do not believe this and other positive evidence, including projections of future profitable operations, offset the effect of our recent cumulative losses.

At December 31, 2000, we had net operating loss carryforwards for income tax purposes of approximately $137 million that begin to expire in 2012. In addition, our Alternative Minimum Tax credit carryforwards for income tax purposes were $3.8 million.

Prior to the Airways merger, Airways generated net operating loss carryforwards of $23.1 million. The use of preacquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. For financial reporting purposes, a valuation allowance of $8.1 million was recognized to offset the deferred tax assets related to those carryforwards. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways. During 1999, we utilized $6.3 million of Airways' net operating loss carryforwards, and reduced goodwill by the $2.4 million tax benefit of such utilization.


10.  IMPAIRMENT LOSS

In the fourth quarter of 1998, we decided to accelerate the retirement of our four owned B737 aircraft as a result of the elimination of their original route system and continued operating losses upon their redeployment to other routes. The B737s, which were acquired in the Airways merger, will be replaced with B717 aircraft. In the fourth quarter of 1999, we decided to accelerate the retirement of our 42 DC-9 aircraft to accommodate the introduction of our B717 fleet. It was our original intent to use the B717s to increase overall capacity while continuing to use the DC-9s into 2005. However, during 1999, the new management team (including our Chief Executive Officer and President, who joined AirTran in 1999) reevaluated our near- and long-term fleet strategy and the components underlying such strategy. By October 1999, we determined that it would be cost-beneficial to begin to retire the DC-9s. As a result, we developed a fleet plan which provided for the retirement of the DC-9s between December 31, 1999, and October 2003, generally coinciding with the delivery of the B717s. The Board approved the plan in October 1999.

In connection with each of the decisions to accelerate the retirement of these aircraft, we performed evaluations to determine, in accordance with SFAS No. 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets and, for the B737s, an allocation of cost in excess of net assets acquired resulting from the Airways merger. SFAS No. 121 requires that, when a group of assets being tested for impairment was acquired as part of a business combination that was accounted for using the purchase method of accounting, any cost in excess of net assets acquired that arose as part of the transaction must be included as part of the asset grouping. As a result of the evaluations, management determined that the estimated future cash flows

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


expected to be generated by these aircraft would be less than their carrying amounts and, for the B737s, allocated cost in excess of net assets acquired, and therefore these aircraft are impaired as defined by SFAS No. 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decisions were made, resulting in a $27.5 million impairment loss on the B737s in 1998 and a $147.7 million impairment loss on the DC-9s in 1999. We considered recent transactions and market trends involving similar aircraft in determining the fair market value.


11.  FINANCIAL INSTRUMENTS

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various high credit-quality financial institutions or in short-duration high-quality debt securities. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. Concentration of credit risk with respect to accounts receivable is limited, due to the large number of customers comprising our customer base.

The fair values of our long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of our long-term debt were $427.9 million and $439.0 million, respectively, at December 31, 2000, and $415.7 million and $392.3 million, respectively, at December 31, 1999.


12.  EMPLOYEE BENEFIT PLANS

Effective January 1, 1998, we consolidated our 401(k) plans (the Plan). All employees are eligible to participate in the consolidated Plan, a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15% of their base salary to the Plan. Contributions to the Plan by AirTran are discretionary. The amount of our contributions to the Plan expensed in 2000, 1999, and 1998 were approximately $0.5 million, $0.3 million and $0.3 million, respectively.

Under the 1995 Employee Stock Purchase Plan, employees who complete twelve months of service are eligible to make quarterly purchases of our common stock at up to a 15% discount from the market value on the offering date. The Board of Directors determines the discount rate before each offering date. We are authorized to issue up to 4 million shares of common stock under this plan. During 2000, 1999, and 1998 the employees purchased a total of 61,626, 51,318 and 23,023 shares, respectively, at an average price of $4.30, $3.94 and $5.65 per share, respectively, which represented a 5% discount from the market price on the offering dates.

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands, except per share data):

                                                          Quarter
                                       ---------------------------------------------
                                         First      Second       Third       Fourth
                                       ---------   ---------   ---------   ---------
Fiscal 2000
   Operating revenues                  $ 132,408   $ 160,769   $ 161,459   $ 169,458
   Operating income                       11,838      31,622      17,103      20,588
   Net income                              2,902      22,588       8,891      13,055
   Basic earnings per share                 0.04        0.34        0.14        0.20
   Diluted earnings per share               0.04        0.33        0.13        0.19

                                                          Quarter
                                       ---------------------------------------------
                                         First      Second       Third       Fourth
                                       ---------   ---------   ---------   ---------
Fiscal 1999
   Operating revenues                  $ 119,873   $ 140,015   $ 143,483   $ 120,097
   Operating income (loss)                 9,001      21,455      29,570    (132,014)
   Net income (loss)                       3,054      14,959      23,167    (140,574)
   Basic earnings (loss) per share          0.05        0.23        0.36       (2.15)
   Diluted earnings (loss) per share        0.05        0.22        0.34       (2.15)

The results of the fourth quarter of 1999 include an impairment charge of $147.7 million related to the DC-9 fleet. The results of the third quarter of 1999 include net proceeds of $19.6 million from the settlement of a lawsuit against a third-party maintenance provider.

Year-end adjustments resulted in decreasing income before income taxes during the fourth quarter of 2000 by approximately $1.6 million, the majority of which relates to revisions of expenses recorded in earlier quarters during 2000.

Year-end adjustments resulted in increasing the loss before income taxes during the fourth quarter of 1999 by approximately $5.3 million. Of this amount, approximately $3.2 million relates to revised revenue amounts recorded in earlier quarters during 1999, and approximately $2.1 million relates to changes in management's estimates and assumptions primarily related to accruals for vacation and group health insurance.

During the year, we provide for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Adjustments are made each quarter for changes in the anticipated rates used in previous quarters. If the actual annual effective rates had been used in each of the quarters of 2000 and 1999, net income for the first through fourth quarters of 2000 would have been $3.0 million, $23.6 million, $9.2 million, and $11.6 million, respectively, and net income (loss) for the first through the fourth quarters of 1999 would have been $3.3 million, $15.2 million, $22.8 million, and ($140.7 million), respectively.

AIRTRAN HOLDINGS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS)

                                                                                    CHARGED TO
                                                     BALANCE AT      CHARGED TO       OTHER                             BALANCE
                                                     BEGINNING       COSTS AND       ACCOUNTS-      DEDUCTIONS-          AT END
                                                     OF PERIOD       EXPENSES        DESCRIBE        DESCRIBE          OF PERIOD
                                                    -----------------------------------------------------------------------------
Year ended December 31, 2000
    Allowance for Doubtful Accounts                 $       927     $     4,626     $        --     $    4,322 (1)     $    1,231
    Allowance for Obsolescence                            2,260           3,962              --             51 (2)          6,171
    Valuation Allowance for Deferred
       Taxes                                             75,910         (15,683)             --             --             60,227
                                                    -----------     -----------     -----------     ----------         ----------
Total                                                    79,097          (7,095)             --          4,373             67,629
                                                    ===========     ===========     ===========     ==========         ==========


Year ended December 31, 1999
    Allowance for Doubtful Accounts                       1,325           4,022              --          4,420 (1)            927
    Allowance for Obsolescence                            4,259           1,406              --          3,405 (2)          2,260
    Valuation Allowance for Deferred
       Taxes                                             39,632          36,278              --             --             75,910
                                                    -----------     -----------     -----------     ----------         ----------
Total                                                    45,216          41,706              --          7,825             79,097
                                                    ===========     ===========     ===========     ==========         ==========

Year ended December 31, 1998
    Allowance for Doubtful Accounts                       1,354           8,003              --          8,032 (1)          1,325
    Allowance for Obsolescence                            2,217           2,042              --             --              4,259
    Valuation Allowance for Deferred
       Taxes                                             29,000           7,269           3,363 (3)         --             39,632
                                                    -----------     -----------     -----------     ----------         ----------
Total                                               $    32,571     $    17,314     $     3,363     $    8,032         $   45,216
                                                    ===========     ===========     ===========     ==========         ==========

-----------------------------
(1) Uncollectible amounts charged to allowance for doubtful accounts.
(2) Obsolete items charged to allowance for obsolescence.
(3) Valuation allowance resulting from the acquisition of Airways Corporation.