Form 10-K405/A
period 2000-12-31
AIRTRAN HOLDINGS INC
filed 2001-04-02
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-K/A
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
- --------------------------------------------------------------------------------
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

ITEM 2.  PROPERTY

OPERATING AIRCRAFT FLEET

We operated the following owned and leased aircraft as of December 31, 2000:

                             Average
                             No. of                                   Average
     Aircraft Type            Seats      Owned    Leased    Total    Age (Years)
- ------------------------   ----------   -------  --------  -------  ------------
B717                           117         11        5        16          0.9
DC-9                           106         27        6        33         31.1
B737                           119          3        1         4         23.5
                                        -------  --------  -------
Total                                      41       12        53         21.7

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

The delivery schedule for our remaining B717s under firm contract as of December 31, 2000, is as follows:

      AIRCRAFT TYPE              2001        2002        2003
- ---------------------------      ----        ----        ----

           B717                    12          12          10

A preliminary retirement schedule of our aircraft as of December 31, 2000, is as follows:

      AIRCRAFT TYPE              2001        2002        2003       2004
- ---------------------------      ----        ----        ----       ----

           DC-9                    --           6           6          6
           B737                     4          --          --         --

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

FISCAL YEAR ENDED DECEMBER 31, 1999                   HIGH                LOW
- -----------------------------------                  ------             -------

Quarter Ending March 31, 1999                         $5.13              $2.75
Quarter Ending June 30, 1999                          $6.00              $4.13
Quarter Ending September 30, 1999                     $7.25              $4.94
Quarter Ending December 31, 1999                      $6.06              $3.50

FISCAL YEAR ENDED DECEMBER 31, 2000                   HIGH                LOW
- -----------------------------------                  ------             ------

Quarter Ending March 31, 2000                         $5.09              $3.72
Quarter Ending June 30, 2000                          $5.00              $3.88
Quarter Ending September 30, 2000                     $4.94              $3.94
Quarter Ending December 31, 2000                      $7.38              $3.88

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

                                        AIRTRAN HOLDINGS, INC.

                                        By: /s/ JOSEPH B. LEONARD
                                            -----------------------------------
                                            Joseph B. Leonard
                                            Chairman and Chief Executive Officer
                                            Date: April 2, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JOSEPH B. LEONARD                                             April 2, 2001
- --------------------------------------------------
Joseph B. Leonard
Chairman of the Board and
Chief Executive Officer


/s/ STANLEY J. GADEK                                              April 2, 2001
- --------------------------------------------------
Stanley J. Gadek
Senior Vice President, Finance
and Chief Financial Officer (Principal Accounting
and Financial Officer)


/s/ DON L. CHAPMAN                                                April 2, 2001
- --------------------------------------------------
Don L. Chapman
Director


/s/ JOHN K. ELLINGBOE                                             April 2, 2001
- --------------------------------------------------
John K. Ellingboe
Director


                                                                  April 2, 2001
- --------------------------------------------------
Lewis H. Jordan
Director


/s/ ROBERT L. PRIDDY                                              April 2, 2001
- --------------------------------------------------
Robert L. Priddy
Director

                                                                  April 2, 2001
- --------------------------------------------------
Robert D. Swenson
Director

                                                                  April 2, 2001
- ---------------------------------------------------
William J. Usery
Director

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

/s/ ERNST & YOUNG LLP
- ---------------------------

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
                                     =========

                             AIRTRAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


The following table summarizes information concerning currently outstanding and exercisable options:

                               Options Outstanding                                             Options Exercisable
- -----------------------------------------------------------------------------------    ------------------------------------
                                                   Weighted
                                                    Average            Weighted                                 Weighted
                                                   Remaining            Average                                 Average
   Range of Exercise             Number           Contractual          Exercise             Number              Exercise
        Prices                Outstanding             Life               Price           Exercisable             Price
- ------------------------    -----------------    ---------------     --------------    -----------------     --------------
         $0.17                  2,400,000             2.5            $      0.17           2,400,000         $      0.17
      1.00 - 3.31               2,716,800             6.0                   3.02           1,716,800                3.00
      3.75 - 4.50               1,658,000             8.1                   4.06             420,500                3.81
      4.53 - 6.88               1,135,060             6.4                   5.27             866,397                5.29
      7.13 - 13.25                541,000             6.0                   7.78             535,668                7.77
     18.38 - 23.19                653,400             5.1                  19.00             524,880               19.01
                            -----------------                                          -----------------
     0.17 - 23.19               9,104,260             5.4                   4.17           6,464,245                4.00
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
                                                    ===========     ===========     ===========     ==========         ==========

- -----------------------------
(1) Uncollectible amounts charged to allowance for doubtful accounts.
(2) Obsolete items charged to allowance for obsolescence.
(3) Valuation allowance resulting from the acquisition of Airways Corporation.