Form 10-Q
period 2001-03-31
AIRTRAN HOLDINGS INC
filed 2001-05-11
CIK 948846

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2001.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ____________ to ______________



Commission File No:  0-26914



                            AirTran Holdings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                   58-2189551
            ------                                   ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                9955 AirTran Boulevard, Orlando, Florida  32827
            ------------------------------------------------------
            (Address of principal executive offices)     (Zip code)

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

As of April 30, 2001 there were approximately 66,642,000 shares of common stock of the registrant outstanding.

                             AIRTRAN HOLDINGS, INC.


                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Statements of Operations
       - Quarter ended March 31, 2001 and 2000 (unaudited)                       3

     Condensed Consolidated Balance Sheets
       - March 31, 2001 (unaudited) and December 31, 2000                        5

     Condensed Consolidated Statements of Cash Flows
       - Quarter ended March 31, 2001 and 2000 (unaudited)                       7

     Notes to Condensed Consolidated Financial Statements (unaudited)            8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks            18


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                      19

Item 6.  Exhibits and Reports on Form 8-K                                       19

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                             AirTran Holdings, Inc.
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Quarter ended March 31,
                                                  2001        2000
                                              ----------   ----------
Operating Revenues:
  Passenger                                     $169,265     $128,535
  Cargo                                              620        1,089
  Other                                            3,858        2,784
                                                --------     --------
    Total operating revenues                     173,743      132,408

Operating Expenses:
  Salaries, wages and benefits                    39,016       32,767
  Aircraft fuel                                   36,286       29,020
  Maintenance, materials and repairs              20,516       15,523
  Distribution                                    12,487        8,794
  Landing fees and other rents                     9,302        7,032
  Marketing and advertising                        5,134        4,510
  Aircraft rent                                    5,747        1,897
  Depreciation                                     8,135        5,098
  Other operating                                 19,188       15,929
                                                --------     --------
  Total operating expenses                       155,811      120,570
                                                --------     --------
Operating Income                                  17,932       11,838

Other (Income) Expense:
  Interest income                                 (1,751)         (77)
  Interest expense                                10,628        8,888
  SFAS 133 adjustment                             (1,466)           -
                                                --------     --------
    Other expense, net                             7,411        8,811
                                                --------     --------
Income Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle         10,521        3,027
  Provision for income taxes                       1,064          125
                                                --------     --------
Income Before Cumulative Effect of Change in
 Accounting Principle                              9,457        2,902
  Cumulative effect of change in accounting
   principle, net of tax                            (657)           -
                                                --------     --------
Net Income                                      $  8,800     $  2,902
                                                ========     ========

                            (Continued on next page)

                             AirTran Holdings, Inc.
               Consolidated Statements of Operations (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)


                                                      Quarter ended March 31,
                                                            2001      2000
                                                      ----------   ---------
Earnings Per Common Share
  Basic Earnings Per Common Share Before Cumulative
   Effect of Change in Accounting Principle              $  0.14    $  0.04
  Cumulative Effect of Change in Accounting Principle      (0.01)         -
                                                         -------    -------
  Earnings Per Common Share, Basic                       $  0.13    $  0.04
                                                         =======    =======

  Diluted Earnings Per Common Share Before Cumulative
   Effect of Change in Accounting Principle              $  0.13    $  0.04
  Cumulative Effect of Change in Accounting Principle      (0.01)         -
                                                         -------    -------
  Earnings Per Common Share, Diluted                     $  0.12    $  0.04
                                                         =======    =======

Weighted Average Shares Outstanding
  Basic                                                   66,371     65,715
                                                         =======    =======
  Diluted                                                 71,616     68,994
                                                         =======    =======


See accompanying notes to condensed consolidated financial statements.

                             AirTran Holdings, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)


                                                                  March 31,    December 31,
                                                                     2001          2000
                                                                 -----------   ------------
                                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                        $112,366       $ 78,127
  Restricted cash                                                    32,668         25,710
  Accounts receivable, less allowance of $1,222 and $1,231 at
   March 31, 2001 and December 31, 2000, respectively                14,259          9,388
  Spare parts, materials and supplies, less allowance for
   obsolescence of $6,510 and $6,171 at March 31, 2001
   and December 31, 2000, respectively                               12,049         10,536
  Prepaid expenses                                                   13,798         14,136
                                                                   --------       --------
     Total current assets                                           185,140        137,897

Property and Equipment:
  Flight equipment                                                  287,599        340,952
   Less: Accumulated depreciation                                   (29,428)       (23,300)
                                                                   --------       --------
                                                                    258,171        317,652

  Purchase deposits for flight equipment                             29,636         26,194

  Other property and equipment                                       28,545         27,461
   Less: Accumulated depreciation                                   (16,577)       (16,018)
                                                                   --------       --------
                                                                     11,968         11,443
                                                                   --------       --------
     Total property and equipment                                   299,775        355,289

Other Assets:
  Intangibles resulting from business acquisition                    14,689         15,080
  Trade names                                                        22,192         22,401
  Debt issuance costs                                                 4,806          5,608
  Other assets                                                       16,008          9,980
                                                                   --------       --------
Total assets                                                       $542,610       $546,255
                                                                   ========       ========

                            (Continued on next page)

                             AirTran Holdings, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                              March 31,    December 31,
                                                                2001          2000
                                                             ----------    -----------
                                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $   4,805      $   8,678
  Accrued liabilities                                            97,111         68,049
  Air traffic liability                                          53,106         33,765
  Current portion of long-term debt                              68,246         62,491
                                                              ---------      ---------
   Total current liabilities                                    223,268        172,983

Long-term debt, less current portion                            295,718        365,412

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value per share, 5,000 shares
   authorized, no shares issued or outstanding                        -              -
  Common stock, $.001 par value per share, 1,000,000
   shares authorized, and 66,591 and 65,823 shares
   issued and outstanding at March 31, 2001 and
   December 31, 2000, respectively                                   67             66
  Additional paid-in capital                                    155,200        151,044
  Accumulated other comprehensive income                          2,807              -
  Accumulated deficit                                          (134,450)      (143,250)
                                                              ---------      ---------
   Total stockholders' equity                                    23,624          7,860
                                                              ---------      ---------

Total liabilities and stockholders' equity                    $ 542,610      $ 546,255
                                                              =========      =========

See accompanying notes to condensed consolidated financial statements.

                             AirTran Holdings, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                            Quarter Ended March 31,
                                                               2001        2000
                                                            ----------  ----------
Operating activities:
 Net income                                                  $  8,800   $  2,902
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                              8,454      5,874
     Provisions for uncollectible accounts                      1,266        674
     Deferred income taxes                                        252         62
     SFAS 133 adjustment                                       (1,466)         -
     Cumulative effect of change in accounting principle          657          -
     Changes in current operating assets and liabilities:
      Restricted cash                                          (6,958)    (7,722)
      Accounts receivable                                      (6,136)    (8,728)
      Spare parts, materials and supplies                      (1,852)    (4,615)
      Other assets                                             (4,746)    (1,375)
      Accounts payable and accrued liabilities                 11,653      4,422
      Air traffic liability                                    19,341     16,348
                                                             --------   --------
  Net cash provided by operating activities                    29,265      7,842

Investing activities:
  Purchases of property and equipment                         (11,915)   (40,353)
  Payment of aircraft purchase deposits                        (3,442)         -
  Restricted funds for aircraft purchases                           -     39,232
  Proceeds from disposal of equipment                          16,907     48,000
                                                             --------   --------
  Net cash provided by investing activities                     1,550     46,879

Financing activities:
  Payments of long-term debt                                     (732)   (38,580)
  Proceeds from sale of common stock                            4,156         71
                                                             --------   --------
  Net cash provided by (used for) financing activities          3,424    (38,509)
                                                             --------   --------

Net increase in cash and cash equivalents                      34,239     16,212
Cash and cash equivalents at beginning of period               78,127     58,102
                                                             --------   --------
Cash and cash equivalents at end of period                   $112,366   $ 74,314
                                                             ========   ========

Supplemental Disclosure of Cash Flow Activities:
Noncash financing and investing activities
  Purchase and sale-leaseback of equipment                   $ 62,659   $      -
  Repayment of debt and sale-leaseback of equipment          $(63,144)  $      -


See accompanying notes to condensed consolidated financial statements.

                             AirTran Holdings, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended. The results of operations for the quarter ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Reclassifications

    Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the current presentation.

3.  Earnings Per Common Share

    The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of change in accounting principle (in thousands, except per share data):


                                                                            Quarter ended March 31,
                                                                               2001         2000
                                                                            ---------     --------
     Numerator:
       Income before cumulative effect of change
        in accounting principle                                              $ 9,457      $ 2,902
                                                                             =======      =======

     Denominator:
       Weighted average shares outstanding, basic                             66,371       65,715
       Effect of dilutive stock options                                        5,245        3,279
                                                                             -------      -------
       Adjusted weighted average shares outstanding, diluted                  71,616       68,994
                                                                             =======      =======

     Earnings per common share before cumulative effect
       of change in accounting principle:
         Basic                                                               $  0.14      $  0.04
                                                                             =======      =======
         Diluted                                                             $  0.13      $  0.04
                                                                             =======      =======

                            AirTran Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)


4.   Comprehensive Income

     Comprehensive income was $11.6 million and $2.9 million for the quarter ended March 31, 2001 and 2000, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income is composed of changes in the fair value of our fuel hedging instruments.

     A rollforward of the amounts included in accumulated other comprehensive income is shown below (in thousands):

                                                   (Increase)
                                                    Decrease
                                                   ----------
          Balance at December 31, 2000               $     -
          January 1, 2001 transition adjustment       (1,273)
          Current-period changes in value             (1,775)
          Reclassification to earnings                   241
                                                     -------
          Balance at March 31, 2001                  $(2,807)
                                                     =======

     As of March 31, 2001, we estimate that during the next twelve months we will reclassify approximately $1.4 million, related to our derivative financial instruments, from accumulated other comprehensive income into earnings.

5.   Fuel Price Risk Management

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS 133 resulted in a $0.7 million (net of tax benefit of $0.1 million) cumulative effect adjustment recorded against net income for the change in accounting. We also recorded a transition adjustment of approximately $1.3 million in accumulated other comprehensive income in the first quarter of 2001. In accordance with SFAS 133, we recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in value of the asset or liability through income or recognized in other comprehensive income until the hedged item is recognized in income. The ineffective portion of a derivative's change in fair value is immediately recognized in income. A default by the broker-dealer to an agreement would expose us to potential fuel price risk on the remaining fuel purchases, in that we would be required to purchase fuel at the current fuel price, rather than according to the hedging agreement. We do not enter into fuel-hedging contracts for trading purposes.

     Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. We enter into fuel-hedging contracts consisting of fixed price swap agreements and collar structures to protect against increases in aircraft fuel prices. Because there is not a readily available market for derivatives in aircraft fuel, we use crude oil contracts

                            AirTran Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)


     to reduce our risk exposure to the movement of aircraft fuel prices. We account for our swap agreements and collar structures as cash flow hedges. In accordance with SFAS 133, such financial instruments are recorded at fair value with the offset to accumulated other comprehensive income
     (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these swap agreements and collar structures is determined based on the correlation between crude oil prices and jet fuel prices as well as the change in the time value of the options. In calculating the ineffective portion of the fuel hedge instrument, we exclude the time value component of the options composing the collars. Both the ineffective portion and time value component of the fuel hedge agreements are recognized as a component of SFAS 133 adjustments in the consolidated statements of operations.

     As of March 31, 2001, we hedged approximately 30 percent of our fuel needs for the remainder of 2001 at a price no higher than $24 per barrel of crude oil and have hedged approximately 14 percent of our fuel needs from January 2002 to September 2004 at a price no higher than $22 per barrel of crude oil. The fair value of our fuel hedging agreements at March 31, 2001, representing the amount we would receive upon termination of the agreements, totaled $3.8 million. These contracts are recorded in other assets in the consolidated balance sheet.

     For the quarter ended March 31, 2001, we recognized hedging gains of approximately $0.8 million on fuel used during the period, which are classified in fuel expense on the accompanying consolidated statements of operations. In addition, for the quarter ended March 31, 2001, we recorded a $1.5 million gain, which is classified as SFAS 133 adjustments in the accompanying consolidated statements of operations. This amount consists of a $0.5 million gain relating to time value and $1.0 million gain relating to the ineffectiveness of the fuel-hedging agreements. The portion of the transition adjustment in accumulated other comprehensive income that was recognized in earnings during the first quarter of 2001 was a gain of $0.2 million, net of tax.

6.   Aircraft Purchase Commitments

     As of March 31, 2001, we had commitments with an affiliate of The Boeing Company (Boeing) to acquire 31 additional Boeing 717 (B717) aircraft. The delivery of these aircraft are scheduled to continue through 2003. As of March 31, 2001, we had options and purchase rights with an affiliate of Boeing to acquire 50 additional B717 aircraft. The options and purchase rights, to the extent exercised, would provide for delivery to us of all of our B717s on or before September 30, 2005. In April 2001, we exercised two options and accelerated the delivery of these option aircraft to the fourth quarter of 2001.

                            AirTran Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)

7.   Long-term Debt

     We entered into an amended and restated financing commitment with Boeing Capital on March 22, 2001, in order to refinance our 10 1/4% senior notes ($150.0 million) and AirTran Airways, Inc.'s 10 1/2% senior secured notes ($80.0 million) due April 2001 (collectively, the "Existing Notes"), and to provide additional liquidity. On April 12, 2001, the definitive documentation contemplated by the financing commitment was completed. We utilized the maximum amount of the financing available to us from Boeing Capital. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

         11.27% Senior secured notes of AirTran Airways, Inc. due 2008    $166,400
         13.00% Subordinated notes of AirTran Holdings, Inc. due 2009       17,500
          7.75% Convertible notes of AirTran Holdings, Inc. due 2009        17,500
                                                                          --------
                                                                          $201,400
                                                                          ========

     Under the new senior secured notes issued by our operating subsidiary, AirTran Airways, Inc. (Airways), principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 12 sale-leaseback transactions for B717 aircraft. The first prepayment occurred in April 2001, and the remainder are expected to occur between May 2001 and December 2001. The new senior secured notes are secured by substantially all of the assets of Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4% and in the sixth year at a premium of 2%. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of our common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes.

     Under the subordinated notes, interest is due and payable quarterly in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory quarterly prepayments equal to 25% of Airways' net income (which, subject to applicable law, Airways is required to dividend to us in cash).

     The convertible notes will bear a higher rate of interest if our average common stock price during a calendar month is below $6.42, or if we have not registered under the Securities Act of 1933 the common stock to be issued upon conversion of the notes. Interest will be payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at approximately $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes. We will be able to require Boeing Capital's conversion of the notes under certain circumstances.

                            AirTran Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)

     The subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

8.   Income Taxes

     Our effective tax rate was 10.1% and 4.1% for the quarter ended March 31, 2001 and 2000, respectively. The differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards ($137 million as of December 31, 2000) offset in part by the application of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards to goodwill.

     We have not recognized any benefit from the future use beyond the first quarter of 2001 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in this quarter and each quarter in 2000 and 1999, excluding the impairment charge, we do not believe this and other positive evidence, including our projection of future profitable operations, offsets the effect of our recent cumulative losses. As a result, income tax expense was $1.1 million and $0.1 million in the first quarters of 2001 and 2000, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Results of Operations

For the quarter ended March 31, 2001 and 2000

The table below sets forth selected financial and operating data for the quarter ended March 31, 2001 and 2000.

                                                                  Quarter Ended
                                                                     March 31,
                                                         ---------------------------------
                                                            2001                    2000
                                                         ---------               ---------
Revenue passengers                                       2,088,309               1,591,383
Revenue passenger miles (RPMs) (000s) (1)                1,124,550                 855,396
Available seat miles (ASMs) (000s) (2)                   1,594,737               1,338,052
Passenger load factor (3)                                     70.5%                   63.9%
Break-even load factor (4)                                    66.1%                   62.4%
Average yield per RPM (cents) (5)                            15.05                   15.03
Passenger revenue per ASM (cents) (6)                        10.61                    9.61
Operating cost per ASM (cents) (7)                            9.77                    9.01
Operating cost per ASM,
  excluding aircraft fuel (cents) (8)                         7.49                    6.84
Average stage length (miles)                                   535                     532
Average cost of aircraft fuel per gallon (cents)             98.27                   90.40
Average daily utilization (hours:minutes) (9)                10:30                   10:42
Number of operating aircraft in fleet
  at end of period                                              56                      48

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

Summary

For the quarter ended March 31, 2001, we recorded operating income of $17.9 million, income before cumulative effect of change in accounting principle of $9.5 million, and earnings per common share before cumulative effect of change in accounting principle of $0.13 on a diluted basis. Net income for the quarter ended March 31, 2001, was $8.8 million, or $0.12 per common share on a diluted basis. For the comparative period in 2000, we recorded operating income of $11.8 million, net income of $2.9 million and earnings per common share of $0.04 on a diluted basis.


Operating Revenues

Operating revenues increased by $41.3 million, or 31.2% quarter-over-quarter, primarily due to an increase in passenger revenues. Our first quarter 2001 passenger revenues of $169.3 million set an all-time quarterly record. The increase in passenger revenues was driven by increases in capacity, traffic, and yields.

Capacity, measured by ASMs, increased by 19.2% quarter-over-quarter, primarily due to the addition of nine B717 aircraft to our operating fleet since the first quarter of 2000.

Traffic, measured in RPMS, increased 31.5% quarter-over-quarter, resulting in a
6.6 point quarter-over-quarter improvement in passenger load factor to 70.5%.

Our average yield, measured by revenue per passenger seat mile, increased 0.1% to 15.05 cents per revenue passenger mile. This increase, combined with our improvements in load factor resulted in a 10.4% quarter-over-quarter improvement in first quarter passenger revenue per available seat mile.

This increase in unit revenue can be attributed to our successful marketing efforts, as well as continued improvement in our pricing and yield management strategies, which have resulted in increased demand for our product as well as slightly higher average fares.

Regardless of our capacity growth and improved traffic and yields, we continue to experience aggressive competition that could negatively impact our results in the future.

Operating Expenses

Operating expenses increased $35.2 million, or 29.2% quarter-over-quarter, and our operating cost per ASM increased 8.4% to 9.77 cents. Salaries, wages and benefits increased $6.2 million, or 19.1% quarter-over-quarter, primarily due to additional staffing necessary to operate the nine additional B717 aircraft and to support routes commencing to five new cities during 2000. In addition, salaries, wages and benefits increased due to contractual wage adjustments. Aircraft fuel increased by $7.3 million, or 25.0% quarter-over-quarter, due to 15% greater fuel consumption from the increase in number of aircraft, and an 8.7% increase in our average per gallon cost of fuel. Maintenance, materials and repairs increased $5.0 million, or 32.2% quarter-over-quarter, primarily from an increase in the volume of heavy aircraft checks and engine overhauls performed during the first quarter of 2001. Distribution costs increased by $3.7 million, or 42.0% quarter-over-quarter, due to the higher commissions generated by an increase in the average fare booked by travel agents, higher fees associated with an increase in the percentage of our sales transacted through credit cards, and increased rates being charged to us by computer reservation services. Landing fees and other rents rose 32.3%, or $2.3 million quarter-over-quarter, due to the growth in the number of our daily flights across our system. In addition, we incurred additional rentals related to the leasing of new facilities at Grand Bahama Island, Minneapolis, Myrtle Beach,

Pittsburgh and Toledo. Aircraft rent expense rose $3.9 million, or 203.0% quarter-over-quarter, primarily due the lease financing of nine additional B717 aircraft. Depreciation expense increased 59.6%, or $3.0 million quarter-over-quarter, primarily due to amortization of the capitalized portion of heavy aircraft checks and engine overhauls, and the addition of four debt-financed B717s, associated engines and supporting spare parts to our fleet. The four B717s were sold and leased back during the first quarter of 2001. Other operating expenses increased $3.3 million, or 20.5% quarter-over-quarter, primarily as a result of increased passenger related expenses associated with the greater number of passengers enplaned, as well as costs incurred to support our automation systems.


Non-operating Expenses

Other income (expense) decreased by $1.4 million, or 15.9% quarter-over-quarter, primarily due to changes in the value of our fuel hedging instruments in accordance with SFAS 133 (see Note 5 to the condensed consolidated financial statements).


Net Operating Loss Carryforwards

We have not recognized any benefit from the future use beyond the first quarter of 2001 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in this quarter and each quarter in 2000 and 1999, excluding the impairment charge, we do not believe this and other positive evidence, including our projection of future profitable operations, offsets the effect of our recent cumulative losses. As a result, income tax expense was $1.1 million and $0.1 million in the first quarters of 2001 and 2000, respectively.


Liquidity and Capital Resources

We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit or short-term borrowing facilities. As of March 31, 2001, cash and cash equivalents, including restricted cash, totaled $145.0 million compared to $103.8 million at December 31, 2000. Our working capital deficit was $38.1 million at March 31, 2001 compared to $35.1 million at December 31, 2000. Increased air traffic liability, deferred gains recorded on sale and leaseback transactions and accrued interest on debt obligations, offset by greater cash balances, primarily account for the changes to our working capital deficit. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that our access to capital is constrained, we may not be able to make certain capital expenditures or to continue to implement certain other aspects of our strategic plan, and would potentially be unable to achieve the full benefits expected therefrom. We expect to continue generating positive working capital through our operations;

however, we cannot predict whether current trends and conditions will continue, or the effects of competition or other factors, such as increased fuel prices, that are beyond our control.

As of March 31, 2001, cash and cash equivalents, including restricted cash, increased by $41.2 million from December 31, 2000. During the quarter ended March 31, 2001, operating activities generated $29.3 million in cash, investing activities provided cash of $1.6 million, and financing activities provided cash of $3.4 million. The increase in operating cash flows was primarily the result of an increase in operating income.

We have a lease financing commitment with Boeing Capital for the purchase and sale-leaseback of up to 20 B717s. In connection with the refinancing described below, Boeing Capital's purchase price is increased by $3.1 million per aircraft for the fourth through the twentieth B717 deliveries, or $52.7 million in the aggregate. Cash provided by investing activities reflects the gain from the sale of six B717s under this commitment (three of which were acquired during the quarter, as discussed below). All six B717s were subsequently leased back during the quarter. During the quarter we paid $3.4 million in aircraft purchase deposits for future B717 deliveries.

Cash provided by financing activities was primarily generated by proceeds from the sale of our common stock related to the exercise of stock options.

During the first quarter of 2001, we took delivery of three new B717 aircraft that were financed as follows: two were delivered and subsequently sold and leased back from Boeing Capital, and one was purchased with a promissory note provided by Boeing Capital (the promissory note was fully repaid in February 2001 and the aircraft was sold and leased back from Boeing Capital).


Other Information

We entered into an amended and restated financing commitment with Boeing Capital on March 22, 2001, in order to refinance our 10 1/4% senior notes ($150.0 million) and AirTran Airways, Inc.'s 10 1/2% senior secured notes ($80.0 million) due April 2001 (collectively, the "Existing Notes"), and to provide additional liquidity. On April 12, 2001, the definitive documentation contemplated by the financing commitment was completed. We utilized the maximum amount of the financing available to us from Boeing Capital. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):


         11.27% Senior secured notes of AirTran Airways, Inc. due 2008    $166,400
         13.00% Subordinated notes of AirTran Holdings, Inc. due 2009       17,500
          7.75% Convertible notes of AirTran Holdings, Inc. due 2009        17,500
                                                                          --------
                                                                          $201,400
                                                                          ========

Under the new senior secured notes issued by our operating subsidiary, Airways, principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 12 sale-leaseback transactions for B717 aircraft. The first prepayment occurred in April 2001, and the remainder are expected to occur between May 2001 and December

2001. The new senior secured notes are secured by substantially all of the assets of Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4% and in the sixth year at a premium of 2%. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of our common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes.

Under the subordinated notes, interest is due and payable quarterly in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory quarterly prepayments equal to 25% of Airways' net income (which, subject to applicable law, Airways is required to dividend to us in cash).

The convertible notes will bear a higher rate of interest if our average common stock price during a calendar month is below $6.42, or if we have not registered under the Securities Act of 1933 the common stock to be issued upon conversion of the notes. Interest will be payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at approximately $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes. We will be able to require Boeing Capital's conversion of the notes under certain circumstances.

The subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.


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

    .  the adequacy of our insurance coverage; and

    .  the results of litigation or investigations.

No assurance can be given that future results will be achieved and actual events or results may differ materially as a result of risks facing us or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to:

    .  consumer demand and acceptance of services offered by us;

    .  our ability to achieve and maintain acceptable cost levels;

    .  fare levels and actions by competitors;

    .  regulatory matters, general economic conditions, commodity prices; and

    .  changing business strategy and results of litigation.

Additional information concerning factors that could cause actual results to vary materially from the future results indicated, expressed or implied in such forward-looking statements is contained in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended.

All forward-looking statements made in connection with this Report are expressly qualified in their entirety by these cautionary statements. We disclaim any obligation to update or correct any of our forward-looking statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

There have been no material changes in market risk from the information provided in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report of Form 10-K for the fiscal year ended December 31, 2000, as amended.

                          PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  None.

(b)  The following Current Reports on Form 8-K have been filed by the Company:

     Date of Report                 Subject of Report

     March 14, 2001    Press release providing additional information about
                       earnings estimates for the first quarter of 2001, and selected operating and financial statistics for the same periods.

     January 23, 2001  Press release announcing financial results for the quarter and one year ended December 31, 2000, and guidance for the year 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AIRTRAN HOLDINGS, INC.



Date: May 11, 2001              /s/  Stanley J. Gadek
                                ---------------------
                                Stanley J. Gadek
                                Senior Vice President, Finance
                                and Chief Financial Officer
                                (Principal Accounting and Financial Officer)