Form 10-Q
period 2001-06-30
AIRTRAN HOLDINGS INC
filed 2001-08-02
CIK 948846

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File No:  0-26914

                                 AirTran Holdings, Inc.
                                 ----------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                  58-2189551
                 ------                                  ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

          9955 AirTran Boulevard, Orlando, Florida          32827
          ----------------------------------------          -----
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

As of July 30, 2001 there were approximately 68,137,000 shares of common stock of the registrant outstanding.

                             AIRTRAN HOLDINGS, INC.


                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations
        - Three months and six months ended June 30, 2001 and 2000
          (unaudited)                                                        3

        Condensed Consolidated Balance Sheets
        - June 30, 2001 (unaudited) and December 31, 2000                    5

        Condensed Consolidated Statements of Cash Flows
        - Six months ended June 30, 2001 and 2000 (unaudited)                7

        Notes to Condensed Consolidated Financial Statements
        (unaudited)                                                          8

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               13

Item 3. Quantitative and Qualitative Disclosures About Market Risk          21


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   22

Item 4. Submission of Matters to a Vote of Security Holders                 22

Item 5. Other Information                                                   22

Item 6. Exhibits and Reports on Form 8-K                                    23

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                             AirTran Holdings, Inc.
                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                  For the three months ended      For the six months ended
                                                            June 30,                      June 30,
                                                  --------------------------      ------------------------
                                                    2001              2000          2001            2000
                                                  --------          --------      --------        --------
Operating Revenues:
  Passenger                                       $201,117          $156,214      $370,382        $284,749
  Cargo                                                674               985         1,294           2,073
  Other                                              3,972             3,570         7,830           6,355
                                                  --------          --------      --------        --------
   Total operating revenues                        205,763           160,769       379,506         293,177

Operating Expenses:
  Salaries, wages and benefits                      41,842            33,500        80,858          66,267
  Aircraft fuel                                     38,308            30,152        74,594          59,172
  Maintenance, materials and repairs                20,754            19,023        41,270          34,546
  Distribution                                      13,806            10,597        26,293          19,391
  Landing fees and other rents                       8,875             6,707        18,177          13,739
  Marketing and advertising                          5,091             4,535        10,225           9,044
  Aircraft rent                                      8,321             3,095        14,068           4,992
  Depreciation                                       8,117             5,125        16,252          10,223
  Other operating                                   20,085            16,413        39,273          32,343
  Impairment loss/lease termination                 18,079                 -        18,079               -
                                                  --------          --------      --------        --------
   Total operating expenses                        183,278           129,147       339,089         249,717
                                                  --------          --------      --------        --------
Operating Income                                    22,485            31,622        40,417          43,460

Other (Income) Expense:
  Interest income                                   (1,448)           (1,235)       (3,199)         (2,254)
  Interest expense                                  10,306             9,269        20,934          19,099
  SFAS 133 adjustment                               (1,146)                -        (2,612)              -
                                                  --------          --------      --------        --------
   Other (income) expense, net                       7,712             8,034        15,123          16,845
                                                  --------          --------      --------        --------
Income Before Income Taxes and Cumulative
 Effect of Change in Accounting Principle           14,773            23,588        25,294          26,615
  Provision for income taxes                         1,578             1,000         2,642           1,125
                                                  --------          --------      --------        --------
Income Before Cumulative Effect of Change in
 Accounting Principle                               13,195            22,588        22,652          25,490
  Cumulative effect of change in accounting
   principle, net of tax                                 -                 -          (657)              -
                                                  --------          --------      --------        --------
Net Income                                        $ 13,195          $ 22,588      $ 21,995        $ 25,490
                                                  ========          ========      ========        ========

                            (Continued on next page)

                             AirTran Holdings, Inc.
               Consolidated Statements of Operations (Continued)
                     (In thousands, except per share data)
                                  (Unaudited)

                                            For the three months ended       For the six months ended
                                                      June 30,                       June 30,
                                            --------------------------       ------------------------
                                              2001              2000           2001             2000
                                            --------          --------       --------         --------
Earnings Per Common Share
 Basic Earnings Per Common Share
  Before Cumulative Effect of
  Change in Accounting Principle             $  0.20           $  0.34       $  0.34          $  0.39
 Cumulative Effect of Change in
   Accounting Principle                            -                 -         (0.01)               -
                                             -------           -------       -------          -------
 Earnings Per Common Share, Basic            $  0.20           $  0.34       $  0.33          $  0.39
                                             =======           =======       =======          =======

 Diluted Earnings Per Common Share
  Before Cumulative Effect of
  Change in Accounting Principle             $  0.18           $  0.33       $  0.31          $  0.37
 Cumulative Effect of Change in
  Accounting Principle                             -                 -         (0.01)               -
                                             -------           -------       -------          -------
 Earnings Per Common Share, Diluted          $  0.18           $  0.33       $  0.30          $  0.37
                                             =======           =======       =======          =======

Weighted Average Shares Outstanding
 Basic                                        66,643            65,733        66,508           65,724
                                             =======           =======       =======          =======
 Diluted                                      76,372            68,986        73,987           68,990
                                             =======           =======       =======          =======

See accompanying notes to condensed consolidated financial statements.

                             AirTran Holdings, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                                  June 30,      December 31,
                                                                     2001           2000
                                                                 -----------    ------------
                                                                 (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                        $112,073       $ 78,127
  Restricted cash                                                    16,830         25,710
  Accounts receivable, less allowance of $1,175 and $1,231 at
   June 30, 2001 and December 31, 2000, respectively                 12,438          9,388
  Spare parts, materials and supplies, less allowance for
   obsolescence of $5,887 and $6,171 at June 30, 2001
   and December 31, 2000, respectively                               10,636         10,536
  Prepaid expenses                                                   19,810         14,136
                                                                   --------       --------
     Total current assets                                           171,787        137,897

Property and Equipment:
  Flight equipment                                                  278,601        340,952
   Less: Accumulated depreciation                                   (32,199)       (23,300)
                                                                   --------       --------
                                                                    246,402        317,652

  Purchase deposits for flight equipment                             35,877         26,194

  Other property and equipment                                       29,651         27,461
   Less: Accumulated depreciation                                   (17,205)       (16,018)
                                                                   --------       --------
                                                                     12,446         11,443
                                                                   --------       --------
     Total property and equipment                                   294,725        355,289

Other Assets:
  Intangibles resulting from business acquisition                    14,156         15,080
  Trade names                                                        21,984         22,401
  Debt issuance costs                                                10,877          5,608
  Other assets                                                       10,580          9,980
                                                                   --------       --------
Total assets                                                       $524,109       $546,255
                                                                   ========       ========

                            (Continued on next page)

                             AirTran Holdings, Inc.
                     Condensed Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                               June 30,      December 31,
                                                                  2001           2000
                                                              -----------    ------------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $   5,793      $   8,678
  Accrued liabilities                                           108,401         68,049
  Air traffic liability                                          48,299         33,765
  Current portion of long-term debt                              47,275         62,491
                                                              ---------      ---------
   Total current liabilities                                    209,768        172,983

Long-term debt, less current portion                            261,248        365,412

Commitments and Contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value per share, 5,000 shares
   authorized, no shares issued or outstanding                        -              -
  Common stock, $.001 par value per share, 1,000,000
   shares authorized, and 66,676 and 65,823 shares
   issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively                                   67             66
  Additional paid-in capital                                    173,479        151,044
  Accumulated other comprehensive income                            802              -
  Accumulated deficit                                          (121,255)      (143,250)
                                                              ---------      ---------
   Total stockholders' equity                                    53,093          7,860
                                                              ---------      ---------

Total liabilities and stockholders' equity                    $ 524,109      $ 546,255
                                                              =========      =========

See accompanying notes to condensed consolidated financial statements.

                             AirTran Holdings, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (Unaudited)

                                                                 For the six months ended
                                                                         June 30,
                                                                 ------------------------
                                                                    2001           2000
                                                                 ---------       --------
Operating activities:
 Net income                                                      $  21,995       $ 25,490
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                  17,215         11,797
     Impairment loss/lease termination                              18,079              -
     Provisions for uncollectible accounts                           1,892          1,588
     Deferred income taxes                                             651            575
     SFAS 133 adjustment                                            (2,612)             -
     Cumulative effect of change in accounting principle               657              -
     Changes in current operating assets and liabilities:
       Restricted cash                                               8,881        (11,423)
       Accounts receivable                                          (4,941)        (4,421)
       Spare parts, materials and supplies                            (625)        (2,904)
       Other assets                                                 (6,292)        (3,915)
       Accounts payable and accrued liabilities                      7,672         (9,249)
       Air traffic liability                                        14,534         16,945
                                                                 ---------       --------
Net cash provided by operating activities                           77,106         24,483

Investing activities:
  Purchases of property, plant and equipment                       (18,012)       (49,759)
  Payment of aircraft purchase deposits                             (9,683)        (6,770)
  Restricted funds for aircraft purchases                                -         39,232
  Proceeds from sale of equipment                                   24,723         48,000
                                                                 ---------       --------
Net cash (used for) provided by investing activities                (2,972)        30,703

Financing activities:
  Issuance of long-term debt                                       201,400              -
  Debt issuance costs                                               (5,784)             -
  Payments of long-term debt                                      (240,346)       (46,098)
  Proceeds from sale of common stock                                 4,542            134
                                                                 ---------       --------
Net cash used for financing activities                             (40,188)       (45,964)
                                                                 ---------       --------

Net increase in cash and cash equivalents                           33,946          9,222
Cash and cash equivalents at beginning of period                    78,127         58,102
                                                                 ---------       --------
Cash and cash equivalents at end of period                       $ 112,073       $ 67,324
                                                                 =========       ========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
  Purchase and sale-leaseback of equipment                       $ 129,915       $ 20,574
                                                                 =========       ========
  Repayment of debt and sale-leaseback of equipment              $ (63,144)      $      -
                                                                 =========       ========

See accompanying notes to condensed consolidated financial statements.

                            AirTran Holdings, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Reclassifications

     Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the current presentation.

3.   Earnings Per Common Share

     The following table sets forth the computation of basic and diluted earnings per share before cumulative effect of change in accounting principle (in thousands, except per share data):

                                                                For the three months ended     For the six months ended
                                                                          June 30,                      June 30,
                                                                --------------------------     ------------------------
                                                                  2001             2000          2001            2000
                                                                --------          --------     --------        --------
     Numerator:
       Income before cumulative effect of change
        in accounting principle, basic                          $13,195            $22,588      $22,652         $25,490
       Plus income effect of assumed conversion-
        interest on convertible debt                                478                  -          478               -
                                                                -------            -------      -------         -------
       Income before cumulative effect of change
        in accounting principle plus assumed
        conversion, diluted                                     $13,673            $22,588      $23,130         $25,490
                                                                =======            =======      =======         =======

     Denominator:
       Weighted average shares outstanding, basic                66,643             65,733       66,508          65,724
       Effect of dilutive securities:
        Stock options                                             5,526              3,253        5,409           3,266
        Convertible debt                                          2,803                  -        1,409               -
        Stock warrants                                            1,400                  -          661               -
                                                                -------            -------      -------         -------
       Adjusted weighted average shares outstanding, diluted     76,372             68,986       73,987          68,990
                                                                =======            =======      =======         =======

     Earnings per common share before cumulative effect
       of change in accounting principle:
        Basic                                                   $  0.20            $  0.34      $  0.34         $  0.39
                                                                =======            =======      =======         =======
        Diluted                                                 $  0.18            $  0.33      $  0.31         $  0.37
                                                                =======            =======      =======         =======

                            AirTran Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)

4.   Comprehensive Income

     Comprehensive income was $11.2 million and $22.6 million for the three months ended June 30, 2001 and 2000, respectively, and $22.8 million and $25.5 million for the six months ended June 30, 2001 and 2000, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed of changes in the fair value of our derivative financial instruments that qualify for hedge accounting.

5.   Fuel Price Risk Management

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS 133 resulted in a $0.7 million (net of tax benefit of $0.1 million) cumulative effect adjustment recorded against net income for the change in accounting.

     In June 2001, we converted most of our derivative financial instruments based on crude oil to heating oil based instruments which we believe will result in greater hedge effectiveness. As of June 30, 2001, we hedged approximately 50 percent of our fuel needs for the remainder of 2001 at a price no higher than $30 per barrel of heating oil, and we hedged approximately 29 percent of our fuel needs from January 2002 to December 2002 at a price no higher than $29 per barrel of heating oil. We also hedged 10 percent of our fuel needs from January 2003 through September 2004 at a price of $22 per barrel of crude oil. The fair value of our fuel hedging agreements at June 30, 2001, representing the amount we would receive upon termination of the agreements, totaled $2.1 million. These contracts are recorded in other assets in the consolidated balance sheet.

6.   Aircraft Purchase Commitments

     As of June 30, 2001, we had firm commitments to acquire 28 Boeing 717
     (B717) aircraft, and options and purchase rights to acquire up to 48 additional B717 aircraft from an affiliate of The Boeing Company (Boeing). With respect to firm commitments, six aircraft are scheduled to be delivered during the remainder of 2001 and the remaining deliveries scheduled for 2002 through 2003. With respect to options and purchase rights, during the second quarter of 2001 we exercised options for two additional B717s. The two option aircraft are scheduled for delivery in the fourth quarter of 2001. The options and purchase rights, to the extent exercised, would provide for delivery to us of all of our B717s by 2005.

                            AirTran Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)

7.   Long-term Debt

     We entered into a series of definitive agreements on April 12, 2001, with Boeing Capital Loan Corporation (Boeing Capital) in order to refinance our 10 1/4% senior notes ($150.0 million) and AirTran Airways, Inc.'s 10 1/2% senior secured notes ($80.0 million) due April 2001 (collectively, the "Existing Notes"), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

         11.27% Senior secured notes of AirTran Airways, Inc. due 2008    $166,400
         13.00% Subordinated notes of AirTran Holdings, Inc. due 2009       17,500
          7.75% Convertible notes of AirTran Holdings, Inc. due 2009        17,500
                                                                          --------
                                                                          $201,400
                                                                          ========

     Under the new senior secured notes issued by our operating subsidiary, AirTran Airways, Inc. (Airways), principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 11 sale-leaseback transactions for B717 aircraft. During the six months ended June 30, 2001, three prepayments occurred and the remainder are expected to occur between July 2001 and December 2001. The new senior secured notes are secured by substantially all of the assets of Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4% and in the sixth year at a premium of 2%. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of
     3.0 million shares of our common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes.

     Under the subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25% of Airways' net income (which, subject to applicable law, Airways is required to dividend to us in cash on a quarterly basis for payment to the lender).

     The convertible notes will bear a higher rate of interest if our average common stock price during a calendar month is below $6.42. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at approximately $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion (see Part II - Item 5 Other Information). We are able to require Boeing Capital's conversion of the notes under certain circumstances.

     The subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

                            AirTran Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)

8.  Income Taxes

     Our effective tax rate was 10.7% and 4.2% for the three months ended June 30, 2001 and 2000, respectively, and 10.5% and 4.2% for the six months ended June 30, 2001 and 2000, respectively. The differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards ($137 million as of December 31, 2000) offset in part by the application of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards to goodwill.

     We have not recognized any benefit from the future use beyond the second quarter of 2001 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in this quarter, the previous quarter, and each quarter in 2000 and 1999, excluding the impairment charge, we do not believe this and other positive evidence, including our projection of future profitable operations, offsets the effect of our recent cumulative losses. As a result, income tax expense was $1.6 million and $1.0 million for the three months ended June 30, 2001 and 2000, respectively and $2.7 million and $1.1 million for the six months ended June 30, 2001 and 2000, respectively.

9.   Impairment Loss/Lease Termination

     During the second quarter of 2001 we announced our intention to retire our fleet of four Boeing 737 (B737) aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. The B737s will be replaced with B717 aircraft.

     We performed an evaluation on the three owned aircraft to determine, in accordance with Statement of Financial Accounting Standards No. 121 (SFAS
     121), "Accounting for Impairment of Long-Lived Assets," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of this evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount and, therefore, these aircraft are impaired as defined by SFAS 121. Consequently, the net book value of these assets were reduced to reflect their fair market value resulting in a $10.8 million impairment loss. The fair market value of the aircraft was based on a memorandum of understanding for the sale of the aircraft to a third party.

     We are currently in negotiations with the lessor regarding the disposition of one leased B737. The termination of the lease includes estimated costs related to buying out the lease and to bring the aircraft into compliance with the return provisions of the lease agreement. The lease termination charge was $7.3 million.

                            AirTran Holdings, Inc.
       Notes to Condensed Consolidated Financial Statements (Continued)
                                  (Unaudited)

10.  Subsequent Event

     On July 16, and July 31, 2001 Boeing Capital exercised conversion rights with respect to $12 million in principal amount of our 7.75% Series B Senior Convertible Notes. In connection with the conversion, we issued 2,214,022 shares of our common stock to Boeing Capital. In accordance with generally accepted accounting principles, we will recognize a non-cash charge of $4.3 million in the third quarter of 2001 (see Part II - Item 5 Other Information).

11.  Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Also during 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these Statements will be on our earnings and financial position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Results of Operations

For the three months and six months ended June 30, 2001 and 2000

The table below sets forth selected financial and operating data for the three months and six months ended June 30, 2001 and 2000.

                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                    ---------------------         ---------------------
                                                       2001        2000              2001        2000
                                                    ---------   ---------         ---------   ---------
Revenue passengers                                  2,325,863   1,962,710         4,414,172   3,554,093
Revenue passenger miles (RPMs) (000s) (1)           1,257,279   1,066,990         2,381,829   1,922,386
Available seat miles (ASMs) (000s) (2)              1,698,567   1,465,605         3,293,304   2,803,657
Passenger load factor  (3)                               74.0%       72.8%             72.3%       68.6%
Break-even load factor * (4)                             61.9%       61.8%             63.9%       62.2%
Average yield per RPM (cents) (5)                       16.00       14.64             15.55       14.81
Passenger revenue per ASM (cents) (6)                   11.84       10.66             11.25       10.16
Operating cost per ASM * (cents) (7)                     9.73        8.81              9.75        8.91
Operating cost per ASM,
 excluding aircraft fuel * (cents) (8)                   7.47        6.75              7.48        6.80
Average stage length (miles)                              542         538               539         535
Average cost of aircraft fuel per gallon (cents)        99.06       85.55             98.67       87.86
Average daily utilization (hours:minutes) (9)           10:06       10:23             10:36       10:08
Weighted average number of aircraft in fleet
 at end of period                                          58          49                57          49

 * Excludes a nonrecurring pre-tax impairment loss/lease termination charge of $18.1 million recorded during the three months ended June 30, 2001.

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

                        Three Months ended June 30, 2001
                                compared to the
                        Three Months ended June 30, 2000

Summary

For the three months ended June 30, 2001, including a nonrecurring charge of $18.1 million, we recorded operating income of $22.5 million, net income of $13.2 million and earnings per common share of $0.18 on a diluted basis. The nonrecurring charge, related to the impairment of our fleet of three owned B737 aircraft and estimated lease termination charges associated with one leased B737, reduced our earnings per common share by $0.21. These results represent our tenth consecutive quarter of profitability and all-time records for revenues and net income, excluding nonrecurring charges. For the comparative period in 2000, we recorded operating income of $31.6 million, net income of $22.6 million and earnings per common share of $0.33 on a diluted basis.

Operating Revenues

Operating revenues increased by $45.0 million to $205.8 million, a 28.0% quarter-over-quarter improvement, primarily due to an increase in passenger revenues. Our second quarter 2001 passenger revenues represented an all-time quarterly record and resulted from a 11.1% improvement in unit revenue, or passenger revenue per ASM. The improvement in unit revenue was achieved through gains in both load factor and yield.

Capacity, as measured by ASMs, increased by 15.9% quarter-over-quarter, primarily due to the addition of eleven B717 aircraft to our operating fleet since the second quarter of 2000. Traffic, as measured in RPMs, increased 17.8% quarter-over-quarter, resulting in a 1.2 point improvement in passenger load factor to 74.0%. Our average yield, as measured by revenue per passenger seat mile, increased 9.3% to 16.0 cents per revenue passenger mile. The improvement in yield resulted from an increase in our average fare from $79.59 to $86.47 on a quarter-over-quarter basis.

We believe the increase in unit revenues is primarily related to our successful marketing efforts, as well as continued improvement in our pricing and yield management strategies, which have resulted in increased demand for our product. In addition, we believe our revenue improvement has also benefited from the effects of the slowing economy as customers seek out better value for their travel expenditures.

Regardless of our capacity growth and improved traffic and yields, we continue to experience aggressive competition that could slow our revenue growth or negatively impact our results in the future.

Operating Expenses

Excluding the pre-tax nonrecurring impairment charge of $18.1 million related to our B737 aircraft fleet, our operating expenses increased $36.1 million, or 27.9%, and our unit costs or operating cost per ASM increased 10.4% to 9.73 cents on a quarter-over-quarter basis. Salaries, wages and benefits increased $8.3 million, or 24.9% quarter-over-quarter, primarily due to the addition of flight crews and ground support personnel hired to operate and support eleven additional B717 aircraft, as well as three new destinations added to our route system since the second quarter of 2000. Aircraft fuel increased by $8.2 million, or 27.0% quarter-over-quarter, due to 9.7% greater fuel consumption from the increase in number of aircraft, and an 15.8% increase in our average per gallon cost of fuel. Maintenance, materials and repairs increased $1.7 million, or 9.1% quarter-over-quarter. This increase is primarily the result of the additional numbers of aircraft in our fleet. However, on a block hour basis maintenance costs declined 6.3% from $446 in the second quarter of 2000 to $418 in the second quarter of 2001. The reduction in maintenance cost per block hour primarily reflects the lower maintenance costs associated with the B717 aircraft. Distribution costs increased $3.2 million, or 30.3% quarter-over-quarter, slightly higher than the 28.7% increase for the comparative period in passenger revenue. As in the first quarter of this year, the increase in distribution costs continues to reflect a quarter-over-quarter increase in the rates charged to us by computer reservation systems, greater commissions generated by an increase in the average fare booked by travel agents, and higher fees associated with an increase in the percentage of our sales transacted with credit cards. Landing fees and other rents increased 32.3%, or $2.2 million quarter-over-quarter, due to the growth in the number of our daily flights throughout our system. In addition, we incurred additional rentals related to the leasing of new facilities at Grand Bahama Island, Pittsburgh and Toledo. Aircraft rent expense rose $5.2 million, or 168.9% quarter-over-quarter, primarily due the lease financing of the eleven additional B717 aircraft. Depreciation expense increased 58.4%, or $3.0 million quarter-over-quarter, primarily due to the addition of spare parts and equipment provisioning for the B717s. Other operating expenses increased $3.7 million, or 22.4% quarter-over-quarter, primarily from added passenger related costs associated with the record load factors and the level of flying, and contractual costs associated with our new reservations system which was brought online in April 2001. In addition, during the second quarter of 2001 we incurred costs related to the short-term utilization of an aircraft under a "wet lease" agreement.

During the second quarter of 2001 we announced our intention to retire our fleet of four Boeing 737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. As part of the retirement plan, we recorded a nonrecurring, pre-tax charge of $18.1 million in the second quarter of 2001 to write down the net book value of three owned B737s in accordance with SFAS 121, and for estimated charges related to the termination of the lease on one B737. We performed an evaluation to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore these aircraft are impaired as defined by SFAS 121. Consequently, the net book value of these assets was reduced to reflect the fair market value at the date the decision was made.

Non-operating Expenses

Other expense, net, decreased by $0.3 million, or 4.0% quarter-over-quarter, primarily due to income recorded for changes in the value of our aviation fuel related derivative financial instruments in accordance with SFAS 133 (see Note 5 to the condensed consolidated financial statements), offset by an increase in interest expense. The increase in interest expense was caused by higher interest rates associated with our debt obligations which were refinanced during the second quarter of 2001 (see Note 7 to the condensed consolidated financial statements).

Provision for Income Taxes

Income tax expense was $1.6 million and $1.0 million in the second quarters of 2001 and 2000, respectively. Our effective tax rate was 10.7% and 4.2% for the three months ended June 30, 2001 and 2000, respectively. We have not recognized any benefit from the future use beyond the second quarter of 2001 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.


                         Six Months ended June 30, 2001
                                compared to the
                         Six Months ended June 30, 2000
Summary

For the six months ended June 30, 2001, including a nonrecurring charge of $18.1 million, we recorded operating income of $40.4 million, income before cumulative effect of change in accounting principle of $22.7 million, and earnings per common share before cumulative effect of change in accounting principle of $0.31 on a diluted basis. Net income for the six months ended June 30, 2001, was $22.0 million, or $0.30 per common share on a diluted basis. The nonrecurring charge related to the impairment of our fleet of three owned B737 aircraft and estimated lease termination charges associated with one leased B737. For the comparative period in 2000, we recorded operating income of $43.5 million, net income of $25.5 million and earnings per common share of $0.37 on a diluted basis.

Operating Revenues

Operating revenues increased by $86.3 million to $379.5 million, a 29.4% year-over-year improvement, primarily due to an increase in passenger revenues. Our passenger revenues for the six months ended June 30, 2001 represented an all-time record and resulted from a 10.7% improvement in unit revenue, or passenger revenue per ASM. The improvement in unit revenue was achieved through gains in both load factor and yield.

Capacity, as measured by ASMs, increased by 17.5% year-over-year, primarily due to the addition of eleven B717 aircraft to our operating fleet since the first half of 2000. Traffic, as measured in RPMs, increased 23.9% year-over-year, resulting in a 3.7 point improvement in passenger load factor to 72.3%. Our average yield, as measured by revenue per passenger seat mile, increased 5.0% to
15.55 cents per revenue passenger mile. The improvement in yield resulted from an increase in our average fare from $80.12 to $83.91 on a year-over-year basis.

We believe the increase in unit revenues is primarily related to our successful marketing efforts, as well as continued improvement in our pricing and yield management strategies, which have resulted in increased demand for our product. In addition, we believe our revenue improvement has also benefited from the effects of the slowing economy as customers seek out better value for their travel expenditures.

Regardless of our capacity growth and improved traffic and yields, we continue to experience aggressive competition that could slow our revenue growth or negatively impact our results in the future.

Operating Expenses

Excluding the pre-tax nonrecurring impairment charge of $18.1 million related to our B737 aircraft fleet, on a year-over-year basis our operating expenses increased $71.3 million, or 28.5%, and our unit costs or operating cost per ASM increased 9.4% to 9.75 cents. Salaries, wages and benefits increased $14.6 million, or 22.0% year-over-year, primarily due to the addition of flight crews and ground support personnel hired to operate and support eleven additional B717 aircraft, as well as three new destinations added to our route system since the first half of 2000. Aircraft fuel increased by $15.4 million, or 26.1% year-over-year, due to 12.3% greater fuel consumption from the increase in number of aircraft, and a 12.3% increase in our average per gallon cost of fuel. Maintenance, materials and repairs increased $6.7 million, or 19.5% year-over-year. This increase is primarily the result of the additional numbers of aircraft in our fleet and the volume of heavy aircraft checks and engine overhauls performed during 2001, offset by lower maintenance costs associated with the B717 aircraft. Distribution costs increased $6.9 million, or 35.6% year-over-year. The increase in distribution costs continues to reflect a year-over-year increase in the rates charged to us by computer reservation systems, greater commissions generated by an increase in the average fare booked by travel agents, and higher fees associated with an increase in the percentage of our sales transacted with credit cards. Landing fees and other rents increased 32.3%, or $4.4 million year-over-year, due to the growth in the number of our daily flights throughout our system. In addition, we incurred additional rentals related to the leasing of new facilities at Grand Bahama Island, Pittsburgh and Toledo. Aircraft rent expense rose $9.1 million, or 181.8% year-over-year, primarily due the lease financing of the eleven additional B717 aircraft. Depreciation expense increased 59.0%, or $6.0 million year-over-year, primarily due to the addition of spare parts and equipment provisioning for the B717s. Other operating expenses increased $6.9 million, or 21.4% year-over-year, primarily from added passenger related costs associated with the record load factors and the level of flying, and contractual costs associated with maintaining our automated systems, including our new reservations system which was brought online in April 2001. In addition, during 2001 we incurred costs related to the short-term utilization of an aircraft under a "wet lease" agreement.

We recorded a nonrecurring, pre-tax charge of $18.1 million in the second quarter of 2001 to write down the net book value of three owned B737s, in accordance SFAS 121, and for charges related to the termination of the lease on one B737. Refer to the "Operating Expenses" section above for the three months ended June 30, 2001 and 2000 for additional information regarding the retirement of our fleet of four B737 aircraft.

Non-operating Expenses

Other expense, net, decreased by $1.7 million, or 10.2% year-over-year, primarily due to income recorded for changes in the value of our aviation fuel related derivative financial instruments in accordance with SFAS 133 (see Note 5 to the condensed consolidated financial statements), offset by an increase in interest expense. The increase in interest expense was caused by higher interest rates associated with our debt obligations which were refinanced during the second quarter of 2001 (see Note 7 to the condensed consolidated financial statements).

Provision for Income Taxes

Income tax expense was $2.6 million and $1.1 million for the six months ended June 30, 2001 and 2000, respectively. Our effective tax rate was 10.5% and 4.2% for the six months ended June 30, 2001 and 2000, respectively. We have not recognized any benefit from the future use beyond the second quarter of 2001 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Liquidity and Capital Resources

We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit or short-term borrowing facilities. As of June 30, 2001, cash and cash equivalents, including restricted cash, totaled $128.9 million compared to $103.8 million at December 31, 2000. Our working capital deficit was $38.0 million at June 30, 2001 compared to $35.1 million at December 31, 2000. Increased deferred gains recorded on sale-leaseback transactions offset by greater cash balances and accounts receivables, primarily account for the changes to our working capital deficit. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that our access to capital is constrained, we may not be able to make certain capital expenditures or to continue to implement certain other aspects of our strategic plan, and would potentially be unable to achieve the full benefits expected therefrom. We expect to continue generating positive working capital through our operations; however, we cannot predict whether current trends and conditions will continue, or the effects of competition or other factors, such as increased fuel prices, that are beyond our control.

As of June 30, 2001, cash and cash equivalents, including restricted cash, increased by $25.1 million from December 31, 2000. During the six months ended June 30, 2001, operating activities generated $77.1 million in cash, investing activities consumed $3.0 million, and financing activities used $40.2 million.

Cash consumed by investing activities reflects the purchase of spare parts and equipment provisioning for the B717 aircraft fleet, in addition to the payment of $9.7 million in aircraft purchase deposits for future B717 deliveries, offset by the gain from the sale of nine B717s under the Boeing Capital commitment (six of which were acquired during the first half of 2001, as discussed below). We have a lease financing commitment with Boeing Capital for the purchase and sale-leaseback of up to 20 B717s. In connection with the refinancing described below, Boeing Capital's purchase price under the lease financing commitment was increased by $3.1 million per aircraft for the fourth through the twentieth B717 deliveries, or $52.7 million in the aggregate. All nine B717s sold during 2001 were subsequently leased back during the year.

Net cash used by financing activities was primarily driven by the refinancing of certain debt obligations associated with the Boeing Capital transactions (see Other Information below).

During 2001, we took delivery of six new B717 aircraft that were financed by Boeing Capital as follows: five were delivered and simultaneously sold and leased back from Boeing Capital, and one was purchased with a loan provided by Boeing Capital (the loan was fully repaid in February 2001 and the aircraft was contemporaneously sold and leased back from Boeing Capital).

Other Information

We entered into a series of definitive agreements on April 12, 2001, with Boeing Capital in order to refinance our 10 1/4% senior notes ($150.0 million) and AirTran Airways, Inc.'s 10 1/2% senior secured notes ($80.0 million) due April 2001 (collectively, the "Existing Notes"), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

     11.27% Senior secured notes of AirTran Airways, Inc. due 2008    $166,400
     13.00% Subordinated notes of AirTran Holdings, Inc. due 2009       17,500
      7.75% Convertible notes of AirTran Holdings, Inc. due 2009        17,500
                                                                      --------
                                                                      $201,400
                                                                      ========

Under the new senior secured notes issued by our operating subsidiary, Airways, principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 11 sale-leaseback transactions for B717 aircraft. During the six months ended June 30, 2001, three prepayments occurred and the remainder are expected to occur between July 2001 and December 2001. The new senior secured notes are secured by substantially all of the assets of Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4% and in the sixth year at a premium of 2%. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of 3.0 million shares of our common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes.

Under the subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25% of Airways' net income (which, subject to applicable law, Airways is required to dividend to us in cash on a quarterly basis for payment to the lender).

The convertible notes will bear a higher rate of interest if our average common stock price during a calendar month is below $6.42. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at approximately $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes or sooner upon conversion (see Part II - Item 5 Other Information). We are able to require Boeing Capital's conversion of the notes under certain circumstances.

The subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Also during 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these Statements will be on our earnings and financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

There have been no material changes in market risk from the information provided in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report of Form 10-K for the fiscal year ended December 31, 2000, as amended, other than those discussed below.

Interest Rates

On April 12, 2001, we entered into a series of definitive agreements with Boeing Capital Loan Corporation in order to refinance our 10 1/4% senior notes ($150.0 million) and AirTran Airways, Inc.'s 10 1/2% senior secured notes ($80.0 million) due April 2001 (collectively, the "Existing Notes"), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. Refer to Note 7 to the condensed consolidated financial statements for more information.

Aviation Fuel

During the second quarter of 2001 we converted most of our existing fuel hedges from crude oil contracts to heating oil contracts and entered into additional heating oil contracts for protection from future changes in aviation fuel prices. We believe the conversion to heating oil will provide increased effectiveness in offsetting future changes in aviation fuel prices. Refer to
Note 5 to the condensed consolidated financial statements for more information.

                          PART II  - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Our annual meeting of stockholders was held on April 11, 2001. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934. All three of management's nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows:

        Nominee           Votes For     Votes Withheld
   -------------------    ----------    --------------
   J. Veronica Biggins    59,590,753         712,949
   Robert L. Fornaro      54,118,223       6,185,479
   Robert L. Priddy       58,347,216       1,956,486


ITEM 5.  OTHER INFORMATION
         -----------------

We issued a press release filed herewith as Exhibit 99.1 announcing that on July 16, and July 31, 2001 Boeing Capital Loan Corporation exercised conversion rights with respect to $12 million in principal amount of our 7.75% Series B Senior Convertible Notes held by Boeing Capital Loan Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  The following exhibits are filed with this report:

    Exhibit 10.1 Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes.
    Exhibit 10.2 Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company. (1)
    Exhibit 10.3 Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation.
    Exhibit 10.4 Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note.
    Exhibit 99.1 Press release, dated August 2, 2001, announcing the conversion of $12 million principal amount of AirTran Holdings, Inc.'s 12.27% Series B Senior Convertible Notes due April 12, 2009.
    ----------------------------------------------------------------------------
    (1) Incorporated by reference to AirTran Holdings, Inc.'s Current Report on Form 8-K filed with the Commission on June 18, 2001.


(b) The following Current Reports on Form 8-K have been filed by the Company during the three months ended June 30, 2001:

     Date of Report  Subject of Report

     June 25, 2001  Press release announcing the retirement of our fleet of
                    Boeing 737-200 aircraft and the impact of such retirement on our annual capacity growth and resultant nonrecurring charge.

     June 18, 2001  Prospectus supplement filed as an exhibit in connection with, and incorporated by reference into, AirTran Holdings, Inc.'s Registration Statement on Form S-3 (Registration No. 333-41480). The prospectus supplement registers the resale by Boeing Capital Loan Corporation (Boeing Capital) of certain securities we issued to Boeing Capital in connection with financing transactions announced in April 2001.

     April 3, 2001  Press release announcing our irrevocable notification to
                    Boeing Capital Services Corporation regarding our drawing upon our financing commitment with Boeing to retire all principal and accrued interest on certain debt obligations maturing on April 16, 2001. Additionally, reconfirmation of our earnings estimates for the first quarter 2001 was released.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AIRTRAN HOLDINGS, INC.



Date: August 2, 2001            /s/  Stanley J. Gadek
                                ---------------------
                                Stanley J. Gadek
                                Senior Vice President, Finance
                                and Chief Financial Officer
                                (Principal Accounting and Financial Officer)