Form 10-Q
period 2001-09-30
AIRTRAN HOLDINGS INC; AIRTRAN AIRWAYS INC
filed 2001-11-14
CIK 948846, 1050715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

AirTran Holdings, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Nevada

9955 AirTran Boulevard, Orlando, Florida  32827
(Address of principal executive offices)
(407) 251-5600
(Registrant's telephone number, including area code)

Commission file number: 1-15991     I.R.S. Employer Identification No: 58-2189551

AirTran Airways, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Delaware

9955 AirTran Boulevard, Orlando, Florida  32827
(Address of principal executive offices)
(407) 251-5600
(Registrant's telephone number, including area code)

Commission file number: 333-67300     I.R.S. Employer Identification No: 65-0440712

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes    Ö                 No

As of October 30, 2001 there were approximately 69,290,000 shares of common stock of AirTran Holdings, Inc.
and 1,100 shares of common stock of AirTran Airways, Inc. outstanding.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

A I R T R A N H O L D I N G S, I N C. A N D A I R T R A N A I R W A Y S, I N C. Form 10-Q For the Quarterly Period Ended September 30, 2001 I N D E X

PART I.	FINANCIAL INFORMATION	Page
Item 1A.	Financial Statements - AirTran Holdings, Inc.
	Condensed Consolidated Statements of Operations - Three months and nine months ended September 30, 2001 and 2000 (unaudited)	3
	Condensed Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000	5
	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 1B.	Financial Statements - AirTran Airways, Inc.
	Condensed Consolidated Statements of Operations - Three months and nine months ended September 30, 2001 and 2000 (unaudited)	15
	Condensed Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000	16
	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000 (unaudited)	18
	Notes to Condensed Consolidated Financial Statements	19
Item 2. Item 3.	Management's Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk	21 34

PART II.	OTHER INFORMATION
Item 1. Item 6.	Legal Proceedings Exhibits and Reports on Form 8-K	35 35

PART I.  FINANCIAL INFORMATION

Item 1A.  Financial Statements

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues:
Passenger	$146,850	$156,807	$517,232	$441,556
Cargo	410	904	1,704	2,977
Other	3,417	3,748	11,247	10,103
Total operating revenues	150,677	161,459	530,183	454,636

Operating Expenses:
Salaries, wages and benefits	38,378	35,423	119,236	101,690
Aircraft fuel	34,757	37,189	109,351	96,361
Maintenance, materials and repairs	15,270	20,959	56,540	55,504
Distribution	9,938	10,009	36,231	29,400
Landing fees and other rents	8,979	6,661	27,156	20,400
Marketing and advertising	4,620	4,396	14,845	13,440
Aircraft rent	9,297	4,007	23,365	9,000
Depreciation	6,586	5,906	22,838	16,129
Other operating	20,853	19,806	60,126	52,148
Impairment loss/lease termination	--	--	18,079	--
Special charges	30,484	--	30,484	--
Government grant	(30,251)	--	(30,251)	--
Total operating expenses	148,911	144,356	488,000	394,072
Operating Income	1,766	17,103	42,183	60,564

Other (Income) Expense:
Interest income	(1,257)	(1,654)	(4,456)	(3,908)
Interest expense	8,745	9,518	29,679	28,618
Convertible debt discount amortization	4,291	--	4,291	--
SFAS 133 adjustment	(89)	--	(2,701)	--
Other (income) expense, net	11,690	7,864	26,813	24,710
Income (Loss) Before Income Taxes
and Cumulative Effect of Change
in Accounting Principle	(9,924)	9,239	15,370	35,854
Provision for income taxes	670	348	3,312	1,473
Income (Loss) Before Cumulative
Effect of Change in Accounting Principle	(10,594)	8,891	12,058	34,381
Cumulative effect of change in
accounting principle, net of tax	--	--	(657)	--
Net Income (Loss)	$(10,594)	$8,891	$11,401	$34,381
	======	======	======	======

(Continued on next page)

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations (Continued)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Earnings (Loss) Per Common Share
Basic Earnings (Loss) Per Common Share
Before Cumulative Effect of Change
in Accounting Principle	$(0.15)	$0.14	$0.18	$0.52
Cumulative Effect of Change in
Accounting Principle	--	--	(0.01)	--
Earnings (Loss) Per Common Share, Basic	$(0.15)	$0.14	$0.17	$0.52
	======	======	======	======

Diluted Earnings (Loss) Per Common Share
Before Cumulative Effect of Change
in Accounting Principle	$(0.15)	$0.13	$0.17	$0.50
Cumulative Effect of Change in
Accounting Principle	--	--	(0.01)	--
Earnings (Loss) Per Common Share, Diluted	$(0.15)	$0.13	$0.16	$0.50
	======	======	======	======
Weighted Average Shares Outstanding
Basic	68,690	65,757	67,226	65,735
Diluted	68,690	69,047	74,664	69,009

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	September 30,	December 31.
	2001	2000
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$105,674	$78,127
Restricted cash	30,158	25,710
Accounts receivable, less allowance of $719 and $1,231 at
September 30, 2001 and December 31, 2000, respectively	21,169	9,388
Spare parts, materials and supplies, less allowance for
obsolescence of $6,141 and $6,171 at September 30, 2001
and December 31, 2000, respectively	6,378	10,536
Prepaid expenses and other current assets	20,116	10,852
Total current assets	183,495	134,613

Property and Equipment:
Flight equipment	237,132	340,952
Less: Accumulated depreciation	(10,439)	(23,300)
	226,693	317,652

Purchase deposits for flight equipment	39,446	26,194

Other property and equipment	29,354	27,461
Less: Accumulated depreciation	(17,856)	(16,018)
	11,498	11,443
Total property and equipment	277,637	355,289

Other Assets:
Intangibles resulting from business acquisition	13,981	15,080
Trade names	21,775	22,401
Debt issuance costs	10,160	5,608
Other assets	18,161	13,264
Total other assets	64,077	56,353
Total assets	$525,209	$546,255
	=========	=========

(Continued on next page)

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands)

	September 30,	December 31,
	2001	2000
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,509	$8,678
Accrued liabilities	99,416	59,859
Air traffic liability	41,734	33,765
Current portion of long-term debt	37,988	62,491
Total current liabilities	187,647	164,793

Long-term debt, less current portion	250,163	365,412

Other noncurrent liabilities	35,889	8,190

Commitments and Contingencies
Stockholders' Equity:
Preferred stock	--	--
Common stock	69	66
Additional paid-in-capital	186,160	151,044
Accumulated other comprehensive income	(2,870)	--
Accumulated deficit	(131,849)	(143,250)
Total stockholders' equity	51,510	7,860
Total liabilities and stockholders' equity	$525,209	$546,255
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
	For the nine months ended
	September 30,
	2001	2000

Net cash provided by operating activities	$85,370	$49,143

Investing activities:
Purchases of property, plant and equipment	(24,456)	(57,204)
Payment of aircraft purchase deposits	(13,252)	(6,770)
Proceeds from disposal of equipment	32,257	48,000
Restricted funds for aircraft purchases	--	39,232
Net cash provided by (used for) investing activities	(5,451)	23,258

Financing activities:
Issuance of long-term debt	201,400	--
Debt issuance costs	(5,958)	--
Payments of long-term debt	(253,039)	(47,032)
Proceeds from sale of common stock	5,225	363
Net cash used for financing activities	(52,372)	(46,669)

Net increase in cash and cash equivalents	27,547	25,732
Cash and cash equivalents at beginning of period	78,127	58,102
Cash and cash equivalents at end of period	$105,674	$83,834
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$195,689	$20,574
Repayment of debt and sale-leaseback of equipment	$(63,144)	$--
Conversion of debt to equity	$12,000	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature and unusual adjustments including the impact of the September 11, 2001 terrorist attacks, asset impairments and other special charges necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000, as amended. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

Among the effects we experienced from the September 11, 2001 events were flight disruption costs related to the Federal Aviation Administration's (FAA) imposed grounding of all aircraft in the United States, increased security and insurance costs, reduced load factors and yields. We will continue to evaluate whether additional provisions and/or revisions to the charges recorded as of September 30, 2001 are required during the fourth quarter of 2001.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the "Act"), which provides, in part, for all U.S. airlines and air cargo carriers $5 billion in compensation for direct losses, including lost revenues, incurred as a direct result of the FAA ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the terrorist attacks, up to $10 billion in Federal government loan guarantees, reimbursement for certain insurance increases, and the extension in due dates for payment of certain excise taxes.

Under the Act, each air carrier is entitled to receive the lesser of its direct and incremental losses for the period of September 11, 2001 to December 31, 2001 or its available seat mile (ASM) allocation of the $5 billion compensation. Our estimate of total Federal compensation for which we are eligible under the Act is $30.3 million, of which we had received $15.1 million from the U.S. Department of Transportation (the "DOT") as of September 30, 2001. The next disbursement of funds may not exceed 85 percent of the total estimated compensation for which air carriers demonstrate they are eligible, cumulatively with payments they have previously received. The DOT is retaining discretion to make a disbursement of funds before December 31, 2001, to individual carriers of the full amount of compensation for which they are eligible under the Act. If a carrier is able to demonstrate to the satisfaction of the DOT, before December 31, 2001, that it has already suffered actual losses that exceed the formula amount of compensation for which it demonstrates and documents it is eligible in accordance with the requirements set forth in the rules of the Act, the DOT could disburse prior to December 31, 2001 the remaining 15 percent of compensation for which the carrier is eligible under the statutory formula. As of September 30, 2001, we recognized $30.3 million as Federal compensation under the Act, which is included in Operating Expenses - Government Grant on the accompanying condensed consolidated statements of operations. Our direct and incremental losses for the period September 11, 2001 through September 30, 2001 included $28.0 million in impairment losses related to the write-down to fair market value of our DC-9 fleet and special charges of $2.5 million primarily representing operating costs incurred during the FAA's ground stop order.

2.     Reclassifications

Certain amounts in the 2000 condensed consolidated financial statements have been reclassified to conform to the current presentation.

3.     Change in Estimate

Effective July 1, 2001, in order to more accurately reflect the expected useful lives of our Boeing 717 aircraft (B717), we changed the estimate of the useful life of this aircraft from 25 to 30 years. As a result of this change, depreciation and amortization expense was reduced by approximately $0.3 million and net earnings were increased by approximately $0.3 million for the three months ended September 30, 2001.

4.     Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share before cumulative effect of change in accounting principle (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Numerator:
Income (loss) before cumulative effect of change in accounting principle, basic	$(10,594)	$8,891	$12,058	$34,381
Plus income effect of assumed conversion- interest on convertible debt	--	--	718	--
Income (loss) before cumulative effect of change in accounting principle plus assumed conversion, diluted	$(10,594)	$8,891	$12,776	$34,381
	=======	=======	=======	=======
Denominator:
Weighted average shares outstanding, basic	68,690	65,757	67,226	65,735
Effect of dilutive securities:
Stock options	--	3,290	5,123	3,274
Convertible debt	--	--	1,453	--
Stock warrants	--	--	862	--
Adjusted weighted average shares outstanding, diluted	68,690	69,047	74,664	69,009
	=======	=======	=======	=======
Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	$(0.15)	$0.14	$0.18	$0.52
	=======	=======	=======	=======
Diluted	$(0.15)	$0.13	$0.17	$0.50
	=======	=======	=======	=======

5.     Comprehensive Income (Loss)

Comprehensive income (loss) was $(14.3) million and $8.9 million for the three months ended September 30, 2001 and 2000, respectively, and $8.5 million and $34.4 million for the nine months ended September 30, 2001 and 2000, respectively. Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of changes in the fair value of our derivative financial instruments that qualify for hedge accounting.

6.     Fuel Price Risk Management

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS 133 resulted in a $0.7 million (net of tax benefit of $0.1 million) cumulative effect adjustment recorded against net income for the change in accounting.

In June 2001, we converted most of our derivative financial instruments based on crude oil to heating oil based instruments which we believe will result in greater hedge effectiveness. As of September 30, 2001, we hedged approximately 59 percent of our anticipated fuel requirements for the remainder of 2001 at a price no higher than $30 per barrel of heating oil, and we hedged approximately 31 percent of our anticipated fuel requirements from January 2002 to December 2002 at a price no higher than $29 per barrel of heating oil. We also hedged approximately 10 percent of our anticipated fuel requirements from January 2003 through September 2004 at a price below $22 per barrel of crude oil. The fair value of our fuel hedging agreements at September 30, 2001, representing the amount we would pay upon termination of the agreements, totaled $2.4 million. These contracts are recorded in accrued liabilities in the consolidated balance sheet.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel also include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with SFAS 133. As of September 30, 2001, utilizing fixed price fuel contracts we agreed to purchase approximately 18% of our anticipated monthly fuel requirements through March 2002 at a price no higher than $0.68 per gallon of aviation fuel, including delivery to our operations hub in Atlanta.

7.     Aircraft Purchase Commitments

As of September 30, 2001, we had firm commitments to acquire 28 B717 aircraft, and options and purchase rights to acquire up to 46 additional B717 aircraft from an affiliate of The Boeing Company (Boeing). With respect to firm commitments, five aircraft are scheduled to be delivered during the remainder of 2001 and the remaining deliveries scheduled for 2002 through 2003.

The options and purchase rights, to the extent exercised, would provide for delivery to us of all of our B717s by 2005.

Boeing recently evaluated the production and delivery schedules of its commercial airplane programs, in light of current market conditions. Boeing indicated the B717 program is the one production line which remains in question and that an undisclosed range of alternatives, including stopping production, is being considered. While no decision has been made, a decision to stop production on the B717 program would not diminish the benefits of this aircraft to our operations. In the event Boeing elects to stop production of the B717 program, we believe the B717 aircraft will continue to be supported for spare parts and maintenance services.

8.     Long-term Debt

We entered into a series of definitive agreements on April 12, 2001 with Boeing Capital Loan Corporation (Boeing Capital) in order to refinance our 10 1/4% senior notes ($150.0 million) and AirTran Airways, Inc.'s 10 1/2% senior secured notes ($80.0 million) due April 2001 (collectively, the "Existing Notes"), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

11.27% Senior secured notes of AirTran Airways, Inc. due 2008	$166,400
13.00% Subordinated notes of AirTran Holdings, Inc. due 2009	17,500
7.75% Convertible notes of AirTran Holdings, Inc. due 2009	17,500
$201,400
======

Under the new senior secured notes issued by our operating subsidiary, AirTran Airways, Inc. (AirTran Airways), principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 11 sale-leaseback transactions for B717 aircraft. During the nine months ended September 30, 2001, six prepayments occurred and the remainder are expected to occur between October 2001 and December 2001. The new senior secured notes are secured by substantially all of the assets of AirTran Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4% and in the sixth year at a premium of 2%. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of our common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes.

Under the subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25% of AirTran Airways' net income (which, subject to applicable law, AirTran Airways is required to dividend to us in cash on a quarterly basis for payment to the lender). During the third quarter of 2001, we paid $3.3 million in principal on the subordinated notes in accordance with the requirements to pay 25% of AirTran Airways' net income from the second quarter.

The convertible notes will bear a higher rate of interest, specifically 12.27 percent if our average common stock price during a calendar month is below $6.42. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at approximately $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We are able to require Boeing Capital's conversion of the notes under certain circumstances.

During the third quarter of 2001, Boeing Capital exercised approximately two thirds of its conversion rights resulting in a decrease of $12 million of principal on the 7.75% Series B Senior Convertible Notes. In connection with the conversion, we issued approximately 2.2 million shares of our common stock to Boeing Capital. In accordance with generally accepted accounting principles, we expensed $3.8 million of the debt discount and $0.5 million of debt issue costs. These amounts are shown on the condensed consolidated statements of operations as Other (Income) Expense - Convertible Debt Discount Amortization.

The subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

9.     Income Taxes

Income tax expense was $0.7 million and $0.3 million for the three months ended September 30, 2001 and 2000, respectively, and $3.3 million and $1.5 million for the nine months ended September 30, 2001 and 2000, respectively. Income tax expense decreased in the third quarter of 2001 based upon an anticipated reduction in earnings for the remainder of the 2001 fiscal year. The differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards ($137 million as of December 31, 2000) offset in part by the application of the tax benefit related to the realization of a portion of the Airways Corporation NOL carryforwards to goodwill.

We have not recognized any benefit from the future use beyond the third quarter of 2001 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

10.    Impairment Loss/Lease Termination

In response to the expected slowdown in air travel as a result of the September 11th events, we announced on September 17, 2001 an updated capacity plan whereby we reduced our scheduled operations to approximately 80 percent of our pre-September 11th schedule. With other airlines similarly reducing flights and grounding older aircraft types resulting in a reduction in value of our DC-9 aircraft, as well as an overall reduction in values in the used aircraft market, we decided to review our DC-9 fleet valuation for impairment. We performed an evaluation on our 27 owned DC-9 aircraft to determine, in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets," whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of this evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount and, therefore, concluded that the aircraft were impaired as defined by SFAS 121. Consequently, the net book value of these assets were reduced to reflect their fair market value resulting in a $28.0 million impairment loss, which is shown on the condensed consolidated statements of operations as Operating Expenses - Special Charges. The fair market value of the aircraft was based on an appraisal obtained from an unrelated third party.

During the second quarter of 2001 we announced our intention to retire our fleet of four Boeing 737 (B737) aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. The B737s are being replaced with B717 aircraft.

We performed an evaluation on the three owned B737 aircraft to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of this evaluation, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount and, therefore, concluded that the aircraft were impaired as defined by SFAS 121. Consequently, the net book value of these assets was reduced to reflect their fair market value resulting in a $10.8 million impairment loss, which is shown on the condensed consolidated statements of operations as Operating Expenses - Impairment Loss/Lease Termination. The fair market value of the aircraft was based on a memorandum of understanding for the sale of two of the aircraft to a third party. We have subsequently sold and delivered the two aircraft at the agreed to price (refer to Note 11 for more information). Currently we are in negotiations to sell the third owned aircraft.

We are currently in negotiations with the lessor regarding the disposition of one leased B737. The termination of the lease includes estimated costs related to buying out the lease and to bring the aircraft into compliance with the return provisions of the lease agreement. The lease termination charge was $7.3 million.

11.    Subsequent Event

On October 16, 2001, we completed the sale of two of three owned B737 aircraft. The proceeds from the sale were approximately $6.1 million. These assets were reclassified from fixed assets to assets held for disposal during the third quarter. Currently we are in negotiations to sell the third owned aircraft.

12.    Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, and perform the related impairment analysis on a go forward basis.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 supercedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas SFAS 121 used fair value less cost to sell and excluded future operating losses from the measurement. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our earnings and financial position.

Item 1B.  Financial Statements

AirTran Airways, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues:
Passenger	$146,850	$156,807	$517,232	$441,556
Cargo	410	904	1,704	2,977
Other	3,417	3,748	11,247	10,103
Total operating revenues	150,677	161,459	530,183	454,636

Operating Expenses:
Salaries, wages and benefits	38,378	35,423	119,236	101,690
Aircraft fuel	34,757	37,189	109,351	96,361
Maintenance, materials and repairs	15,270	20,959	56,540	55,504
Distribution	9,938	10,009	36,231	29,400
Landing fees and other rents	8,979	6,661	27,156	20,400
Marketing and advertising	4,620	4,396	14,845	13,440
Aircraft rent	9,297	4,007	23,365	9,000
Depreciation	6,586	5,906	22,838	16,129
Other operating	20,853	19,806	60,126	52,148
Impairment loss/lease termination	--	--	18,079	--
Special charges	30,484	--	30,484	--
Government grant	(30,251)	--	(30,251)	--
Total operating expenses	148,911	144,356	488,000	394,072
Operating Income	1,766	17,103	42,183	60,564

Other (Income) Expense:
Interest income	(1,257)	(1,654)	(4,456)	(3,908)
Interest expense	8,745	9,518	29,679	28,618
Parent company convertible debt discount amortization	4,291	--	4,291	--
SFAS 133 adjustment	(89)	--	(2,701)	--
Other (income) expense, net	11,690	7,864	26,813	24,710
Income (Loss) Before Income Taxes
and Cumulative Effect of Change
in Accounting Principle	(9,924)	9,239	15,370	35,854
Provision for income taxes	670	348	3,312	1,473
Income (Loss) Before Cumulative
Effect of Change in Accounting Principle	(10,594)	8,891	12,058	34,381
Cumulative effect of change in
accounting principle, net of tax	--	--	(657)	--
Net Income (Loss)	$(10,594)	$8,891	$11,401	$34,381
	=======	=======	=======	=======

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.
Condensed Consolidated Balance Sheets
(in thousands)
	September 30,	December 31.
	2001	2000
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,949	$78,127
Restricted cash	30,158	25,710
Accounts receivable, less allowance of $719 and $1,231 at
September 30, 2001 and December 31, 2000, respectively	21,169	9,388
Due from AirTran Holdings, Inc.	6,149	--
Spare parts, materials and supplies, less allowance for
obsolescence of $6,141 and $6,171 at September 30, 2001
and December 31, 2000, respectively	6,378	10,536
Prepaid expenses and other current assets	15,885	10,852
Total current assets	178,688	134,613

Property and Equipment:
Flight equipment	237,132	340,952
Less: Accumulated depreciation	(10,439)	(23,300)
	226,693	317,652

Purchase deposits for flight equipment	39,446	26,194

Other property and equipment	29,354	27,461
Less: Accumulated depreciation	(17,856)	(16,018)
	11,498	11,443
Total property and equipment	277,637	355,289

Other Assets:
Intangibles resulting from business acquisition	13,981	15,080
Trade names	21,775	22,401
Debt issuance costs	9,336	5,381
Other assets	18,161	13,264
Total other assets	63,253	56,126
Total assets	$519,578	$546,028
	========	========

(Continued on next page)

AirTran Airways, Inc.
Condensed Consolidated Balance Sheets (Continued)
(in thousands)

	September 30,	December 31,
	2001	2000
	(unaudited)
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$8,509	$8,678
Accrued liabilities	98,909	56,656
Air traffic liability	41,734	33,765
Due to AirTran Holdings, Inc.	--	3,203
Current portion of long-term debt	37,988	62,491
Total current liabilities	187,140	164,793

Long-term debt, less current portion	232,173	215,412

Noncurrent Liabilities:
Due to AirTran Holdings, Inc.	65,178	160,368
Other	35,889	8,190
Total noncurrent liabilities	101,067	168,558

Commitments and Contingencies
Stockholder's Deficit:
Preferred stock	--	--
Common stock	--	--
Additional paid-in-capital	208,665	208,665
Accumulated other comprehensive income	(2,871)	--
Accumulated deficit	(206,596)	(211,400)
Total stockholder's deficit	(802)	(2,735)
Total liabilities and stockholder's deficit	$519,578	$546,028
	=========	=========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30,
	2001	2000

Net cash provided by operating activities	$91,319	$44,707

Investing activities:
Purchases of property, plant and equipment	(24,456)	(57,204)
Payment of aircraft purchase deposits	(13,252)	(6,770)
Proceeds from disposal of equipment	32,257	48,000
Restricted funds for aircraft purchases	--	39,232
Net cash provided by (used for) investing activities	(5,451)	23,258

Financing activities:
Issuance of long-term debt	166,400	--
Debt issuance costs	(4,397)	--
Payments of long-term debt	(99,740)	(47,032)
Payment of dividend to AirTran Holdings, Inc.	(6,597)	--
(Decrease) increase in due to AirTran Holdings, Inc.	(120,712)	4,799
Net cash used for financing activities	(65,046)	(42,233)

Net increase in cash and cash equivalents	20,822	25,732
Cash and cash equivalents at beginning of period	78,127	58,102
Cash and cash equivalents at end of period	$98,949	$83,834
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$195,689	$20,574
Repayment of debt and sale-leaseback of equipment	$(63,144)	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

AirTran Airways, Inc. (AirTran Airways) is a wholly-owned subsidiary of AirTran Holdings, Inc. (AirTran Holdings) and conducts all of the operations of AirTran Holdings. Pursuant to a Plan of Reorganization and Agreement of Merger, AirTran Holdings acquired Airways Corporation on November 17, 1997, through a merger of Airways Corporation with and into AirTran Holdings (the "Airways Merger"). The then current shareholders of Airways Corporation became stockholders of AirTran Holdings (formerly ValuJet, Inc.), and AirTran Airways, Inc., Airways Corporation's wholly-owned subsidiary, became a wholly-owned subsidiary of AirTran Holdings. On August 6, 1999, AirTran Airlines, Inc., a wholly-owned subsidiary of AirTran Holdings, was merged with and into AirTran Airways.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature and unusual adjustments including the impact of the September 11, 2001 events, asset impairments and other special charges necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with AirTran Holdings' audited financial statements and the notes thereto included in AirTran Holdings' Annual Report on Form 10-K for the year ended December 31, 2000, as amended. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

For information regarding the effect of the September 11, 2001 events on our financial statements, refer to Note 1 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

2.     Reclassifications

Refer to Note 2 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

3.     Change in Estimate

Refer to Note 3 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

4.     Related Party Transactions

During the three months ended September 30, 2001, AirTran Airways paid a dividend to AirTran

Holdings of $6.6 million or 50% of AirTran Airways' net income for the second quarter as required under AirTran Holdings' subordinated notes to Boeing Capital.

Intercompany interest expense was $0.9 million and $4.0 million for the three months ended September 30, 2001 and 2000, respectively, and $6.6 million and $12.1 million for the nine months ended September 30, 2001 and 2000, respectively. During the third quarter of 2001 we recognized nonrecurring, noncash charges of $4.3 million from the amortization of the debt discount associated with Boeing Capital's conversion rights exercise. Refer to Note 8 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements for information regarding related debt obligations.

5.     Comprehensive Income (Loss)

Refer to Note 5 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

6.     Fuel Price Risk Management

Refer to Note 6 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

7.     Aircraft Purchase Commitments

Refer to Note 7 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

8.     Long-term Debt

Refer to Note 8 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

9.     Income Taxes

Refer to Note 9 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

10.    Impairment Loss/Lease Termination

Refer to Note 10 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

11.    Subsequent Event

Refer to Note 11 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

12.    Recently Issued Accounting Standards

Refer to Note 12 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AirTran Holdings, Inc.'s Annual Report to the U.S. Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000, as amended. The information contained herein is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing.

General Information

We operate in a highly competitive industry that is characterized in general by cyclical financial performance, severe sensitivity to general economic conditions, extremely large capital investments and thin profit margins. In these conditions we have historically performed well against our competitors. Despite a slowing U.S. economy which was generally having a negative effect on the demand for air travel prior to September 11, 2001 we believe we would have reported net income for the third quarter of 2001.

Events of September 11, 2001

Overview

The terrorist attacks of September 11, 2001 adversely affected our operations during the third quarter of 2001. In response to the attacks, the FAA issued a Federal ground stop order on September 11, 2001 prohibiting all civil aviation flights from operating within the national airspace of the United States. The U.S. airspace was not reopened until September 13, 2001, at which time we were permitted to operate a portion of our pre-September 11th scheduled operations. Once flights resumed, passenger traffic and yields were significantly lower than what we were experiencing prior to September 11th. In response to the expected slowdown in air travel, we announced on September 17, 2001 an updated capacity plan whereby we reduced our scheduled operations to approximately 80 percent of our pre-September 11th schedule.

Air Transportation Safety and System Stabilization Act

President Bush signed into law the Air Transportation Safety and System Stabilization Act, which for all U.S. airlines and air cargo carriers (collectively, air carriers), provides for, among other things:

  $5 billion in compensation for direct losses (including lost revenues) incurred as a result of the Federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the terrorist attacks;

  subject to certain conditions, the availability of up to $10 billion in Federal government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation Stabilization Board;

  the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after the enactment of the Act) for the increase in the cost of aviation insurance, for coverage ending before October 1, 2002, over the premium in effect for the period September 4, 2001 to September 10, 2001;

  the extension of the due date for the payment by air carriers of certain excise taxes; and

  notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist-related events of September 11, 2001 against any air carrier shall not exceed the liability coverage maintained by the air carrier.

Current Update

The September 11, 2001 events severely impacted our revenues, yield, RPMs, and ASMs as many corporations curtailed their business travel, leisure travelers canceled or postponed vacations, air fares on average were reduced to stimulate demand, and our level of operations were reduced in an effort to match the reduced customer demand. Aviation insurers have significantly reduced the maximum amount of insurance coverage available to air carriers for liabilities to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. Simultaneously, aviation insurers significantly increased the premiums for such coverage as well as for aviation insurance in general. As detailed above, the Act mitigated the immediate effects of changes in the aviation insurance market. In addition, and pursuant to the Act, the U.S. government issued war risk coverage to U.S. air carriers for renewable 30-day periods.

As of September 30, 2001 we received approximately $15.1 million of Federal compensation pursuant to the Act for the direct and incremental losses we incurred as a result of the terrorist events on September 11, 2001. We expect to receive an additional $15.1 million in additional payments pursuant to the Act (refer to Note 1 of Holdings' Notes to Condensed Consolidated Financial Statements).

Prior to September 11th, we were projecting significant year-over-year growth in both departures and ASMs. On September 10, 2001 we operated 324 daily departures and planned to increase the level of flying through the fourth quarter of 2001. On October 31, 2001 we operated 269 daily departures or approximately 83% of our pre-September 11th level. We anticipate that we will be operating 324 departures per day by mid-November and 336 departures per day by mid-December. During the fourth quarter of 2001 we will continue taking deliveries of B717 aircraft and we will retire three DC-9s resulting in net ASM growth of 2 - 3% on a year-over-year basis.

Special Risk Factor

The September 11, 2001 terrorist attacks adversely affected and continue to affect the economic environment for AirTran Airways and the airline industry in general. The loss of revenues, in addition to flight disruption costs from the FAA's ground stop order have immediately and adversely affected our financial performance. Among the potentially adverse conditions which we may be subject to in the future are additional lost revenues, higher costs associated with new security directives, increased government regulation, aircraft insurance coverage and aircraft fuel prices.

Therefore, the financial results for the third quarter and nine months ended September 30, 2001 are not necessarily indicative of future results of operations.

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

  our performance in future periods;

  our ability to maintain profitability and to generate working capital from operations;

  our ability to take delivery of and to finance aircraft;

  the adequacy of our insurance coverage; and

  the results of litigation or investigations.

No assurance can be given that future results will be achieved and actual events or results may differ materially as a result of risks facing us or actual events differing from the assumptions underlying such statements. Such risks and assumptions include, but are not limited to:

  consumer demand and acceptance of services offered by us;

  our ability to achieve and maintain acceptable cost levels;

  fare levels and actions by competitors;

  regulatory matters, general economic conditions, commodity prices; and

  changing business strategy and results of litigation.

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

Results of Operations

For the three months and nine months ended September 30, 2001 and 2000

The table below sets forth selected financial and operating data for the three months and nine months ended September 30, 2001 and 2000.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue passengers	2,035,162	2,029,035	6,449,334	5,583,128
Revenue passenger miles (RPMs) (000s) (1)	1,107,901	1,110,576	3,489,731	3,032,962
Available seat miles (000s) (2)	1,651,105	1,512,847	4,944,408	4,316,504
Passenger load factor (3)	67.1%	73.4%	70.6%	70.3%
Break-even load factor * (4)	69.6%	69.1%	65.4%	64.6%
Average yield per RPM (cents) (5)	13.25	14.12	14.82	14.56
Passenger revenue per ASM (cents) (6)	8.89	10.37	10.46	10.23
Operating cost per ASM * (cents) (7)	9.00	9.54	9.50	9.13
Operating cost per ASM, excluding aircraft fuel * (cents) (8)	6.90	7.08	7.29	6.90
Average stage length (miles)	549	533	542	534
Average cost of aircraft fuel per gallon (cents)	91.74	103.40	96.35	93.27
Average daily utilization (hours:minutes) (9)	9:48	10:24	10:06	10:12
Weighted average number of aircraft in fleet during the period	60	51	57	49

*

Excludes special charges, government grant and nonrecurring, noncash charges for convertible debt discount amortization of $30.5 million, $30.3 million, and $4.3 million, respectively, recorded during the three months ended September 30, 2001. Also excludes a nonrecurring pre-tax impairment loss/lease termination charge of $18.1 million recorded during the three months ended June 30, 2001.

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of scheduled miles each seat is flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	The percentage of seats that must be occupied by revenue passengers in order for us to break-even on a pre-tax income basis
(5)	The average amount one passenger pays to fly one mile
(6)	Passenger revenue divided by ASMs
(7)	Operating expenses divided by ASMs
(8)	Operating expenses, excluding aircraft fuel expense, divided by ASMs
(9)	The average number of hours per day that an aircraft flown is operated in revenue service

Three Months ended September 30, 2001
compared to the
Three Months ended September 30, 2000

Summary

We recorded operating income of $1.8 million, a net loss of $10.6 million and a loss per basic and diluted common share of $0.15 for the three months ended September 30, 2001. These results reflect special charges of $28.0 million related to an impairment of our fleet of 27 owned DC-9 aircraft and $2.5 million of other costs directly related to the September 11th events, special gains of $30.3 million representing the entire amount of Federal compensation we expect to receive ($15.1 million of which has been received to date) pursuant to the Act, and nonrecurring, noncash charges of $4.3 million from the amortization of the debt discount associated with Boeing Capital's conversion rights exercise. The sum of these special charges and gains, and nonrecurring, noncash charges increased our loss per common share by $0.06. For the comparative period in 2000, we recorded operating income of $17.1 million, net income of $8.9 million and diluted earnings per common share of $0.13.

Operating Revenues

Operating revenues decreased by $10.8 million to $150.7 million, a 6.7% quarter-over-quarter reduction, primarily due to a decline in passenger revenues resulting from reduced load factors and yields. Passenger revenues for the quarter decreased 6.3% to $146.9 million compared to third quarter 2000 passenger revenues of $156.8 million. Passenger revenues in July and August of 2001 were $118.3 million compared to $108.5 million for those months in 2000, or an increase of 9%.

Unit revenue or passenger revenue per available seat mile (RASM) was 8.9 cents, or a decrease of 14.3%, compared to 10.4 cents in the year earlier quarter. July and August unit revenue was 9.7 cents or 8.0% lower than the year earlier RASM of 10.6 cents. The decline in unit revenue for the full quarter resulted from a decline in load factor of 6.3 points and a reduction in yield of 6.2% to 13.3 cents. For the July and August 2001 period load factor declined from 75.4% to 71.4% and yield declined from 14.0 cents to 13.6 cents, or a 2.6% reduction.

Capacity, as measured by ASMs, increased by 9.1% quarter-over-quarter. Each month since the third quarter of 2000 we have increased our operations with the addition of one new B717 aircraft. While our ASM growth since the third quarter of 1999 has consistently been a function of our B717 delivery schedule, the growth this quarter was partially reduced by the early retirement of our four remaining B737 aircraft and the approximate 20% reduction in our level of operations following the September 11, 2001 events.

Our average yield, as measured by revenue per passenger seat mile, decreased 6.2% to 13.25 cents per revenue passenger mile. The reduction in yield resulted from a decrease in our average fare from $77.28 to $72.16 on a quarter-over-quarter basis.

Operating Expenses

Excluding the $30.5 million noncash charge related to the impairment of our fleet of 27 owned DC-9 aircraft and the $30.3 million special gain representing the entire estimated amount of compensation we expect to receive pursuant to the Act, our operating expenses increased $4.3 million, or 3.0%, our unit costs or operating cost per ASM decreased 5.6% to 9.00 cents, and our non-fuel unit costs decreased 2.5% to 6.90 cents on a quarter-over-quarter basis.

Salaries, wages and benefits increased $3.0 million, or 8.3% quarter-over-quarter, primarily due to the addition of flight crews and ground support personnel hired to operate and support twelve additional B717 aircraft, contractual wage increases, as well as three new destinations added to our route system since the third quarter of 2000. Partially offsetting this increase were savings related to labor cost reductions achieved in the second half of September 2001 and a hiring freeze implemented during May 2001. Aircraft fuel decreased $2.4 million, or 6.5% quarter-over-quarter. Our average per gallon cost of fuel decreased 11.3% to 91.7 cents. As we continue to take delivery of fuel efficient B717 aircraft, our fuel burn per block hour also continues to decrease with the third quarter 2001 rate improving 2.1% to 792 gallons per block hour. Maintenance, materials and repairs decreased $5.7 million, or 27.1% quarter-over-quarter. On a block hour basis maintenance costs declined 32.4% from $471 in the third quarter of 2000 to $319 in the third quarter of 2001. The reduction in maintenance cost per block hour primarily reflects the lower maintenance costs associated with the B717 aircraft, reduced unscheduled engine maintenance removals and a favorable volume variance in heavy maintenance checks. Distribution costs decreased slightly by $0.1 million, or 0.7% quarter-over-quarter. In general, the decrease in the average fares booked by travel agents is reflected in reduced commissions, offset by the increased number of re-bookings in September 2001. Landing fees and other rents increased 34.8%, or $2.3 million quarter-over-quarter, due to the growth in the number of our daily flights throughout our system. In addition, we incurred additional rentals related to the leasing of new facilities at Grand Bahama Island, Pittsburgh and Toledo. Marketing and advertising increased $0.2 million, or 5.1% quarter-over-quarter, reflecting our promotional efforts associated with the addition of service to three new markets. Aircraft rent increased $5.3 million, or 132.0% quarter-over-quarter, primarily due to the lease financing of the twelve additional B717 aircraft. Depreciation increased $0.7 million, or 11.5% quarter-over-quarter, primarily due to the addition of spare parts and equipment provisioning for the B717s. Other operating expenses increased $1.0 million, or 5.3% quarter-over-quarter, primarily from added passenger related costs associated with the level of operations in July and August 2001, and contractual costs associated with our new reservations system which was brought online in April 2001. We incurred Special charges during the third quarter of 2001 from a $28.0 million asset impairment charge related to the DC-9 fleet (see next paragraph for more details) and $2.5 million of other losses directly related to the events of September 11th. The Government grant represents the total Federal compensation expected to be received ($15.1 million of which has been received to date) for direct and incremental losses associated with the events of September 11th, including lost revenues and impairment charges, recognized in the third quarter of 2001 pursuant to the Act.

The events of September 11th have had a profound impact on aircraft values worldwide, in particular on maintenance intensive, less fuel efficient aircraft such as B737-200s, MD-80s, as well as our DC-9 fleet. A significant number of the aircraft that have or will be grounded by carriers are of these aircraft types. Following the events of September 11th, we performed an evaluation to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore concluded that these aircraft are impaired as defined by SFAS 121. Consequently, the net book value of the DC-9 fleet and related assets were reduced by $28.0 million to reflect the fair market value of these assets at September 30, 2001.

Other (Income) Expense

Other expense, net, increased by $3.8 million, or 48.7% quarter-over-quarter, primarily due to Boeing Capital's exercise of approximately two thirds of their conversion rights relating to the $17.5 million 7.75% Series B Senior Convertible Notes. Boeing Capital's conversion rights exercise decreased the convertible note outstanding principal balance by $12 million. In connection with the conversion, we issued approximately 2.2 million shares of our common stock to Boeing Capital. In accordance with generally accepted accounting principles, we expensed $3.8 million of the debt discount and $0.5 million of debt issue costs. These amounts are shown on the condensed consolidated statements of operations as Convertible Debt Discount Amortization.

Provision for Income Taxes

The Provision for income taxes was $0.7 million and $0.3 million in the third quarters of 2001 and 2000, respectively. We have not recognized any benefit from the future use beyond the third quarter of 2001 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Nine Months ended September 30, 2001
compared to the
Nine Months ended September 30, 2000

Summary

We recorded operating income of $42.2 million, net income of $11.4 million and diluted earnings per common share of $0.16 for the nine months ended September 30, 2001. These results reflect: (1) an impairment charge of $18.1 million related to the write-down of the net book value of three owned B737s and for charges related to the termination of the lease on one B737, (2) special charges of $28.0 million related to an impairment of our fleet of 27 owned DC-9 aircraft and $2.5 million of other costs directly related to the September 11th events, (3) special gains of $30.3 million representing the entire amount of

Federal compensation which we expect to receive ($15.1 million of which has been received to date) pursuant to the Act, and (4) nonrecurring, noncash charges of $4.3 million for the amortization of the debt discount associated with Boeing Capital's conversion rights exercise. The sum of these items reduced our diluted earnings per common share by $0.30. For the comparative period in 2000, we recorded operating income of $60.6 million, net income of $34.4 million and diluted earnings per common share of $0.50.

Operating Revenues

Operating revenues increased by $75.6 million to $530.2 million, a 16.6% year-over-year improvement, primarily due to growth in passenger revenues resulting from increased load factors and yields. Passenger revenues for the nine months ended September 30, 2001 increased 17.1% to $517.2 million. This compares to $441.6 million for the same period in 2000.

Unit revenue or RASM was 10.5 cents, or an increase of 2.2%, compared to 10.2 cents in the year earlier quarter. The increase in unit revenue for the period resulted from slight increases in load factor of 0.3 points to 70.6% and yield of 1.8% to 14.9 cents.

Capacity, as measured by ASMs, increased by 14.5% year-over-year. Each month since the third quarter of 2000 we have increased our operations with the addition of one new B717 aircraft. While our ASM growth since the third quarter of 1999 has consistently been a function of our B717 delivery schedule, the growth in 2001 was partially reduced by the early retirement of our four remaining B737 aircraft and the approximate 20% reduction in our level of operations following the September 11, 2001 events.

Our average yield, as measured by revenue per passenger seat mile, improved 1.8% to 14.82 cents per revenue passenger mile. The improvement in yield resulted from an increase in our average fare from $79.09 to $80.20 on a year-over-year basis.

Operating Expenses

Salaries, wages and benefits increased $17.5 million, or 17.3% year-over-year, primarily due to the addition of flight crews and ground support personnel hired to operate and support twelve additional B717 aircraft, contractual wage increases, as well as three new destinations added to our route system during the third quarter of 2000. Partially offsetting this increase were savings related to labor cost reductions achieved in the second half of September 2001 and a hiring freeze implemented during May 2001. Aircraft fuel increased $13.0 million, or 13.5% year-over-year. Our average per gallon cost of fuel increased 3.3% to 96.4 cents. As we continue to take delivery of fuel efficient B717 aircraft, our fuel burn per block hour also continues to decrease. Our year-over-year fuel burn rate improved 4.3% to 782 gallons per block hour. Maintenance, materials and repairs increased $1.0 million, or 1.9% year-over-year. On a block hour basis maintenance costs declined 11.4% year-over-year from $439 in 2000 to $389 in 2001. The reduction in maintenance cost per block hour primarily reflects the lower maintenance costs associated with the B717 aircraft, reduced unscheduled engine maintenance removals and a favorable volume variance in heavy maintenance checks. Distribution costs increased by $6.8 million, or 23.2% year-over-year. On a per passenger basis, distribution costs increased 5.7% year-over-year from $5.30 in 2001 to $5.60 in 2000. The increase in distribution costs continues to reflect a year-over-year increase in the rates charged to us by computer reservation systems, greater commissions generated by an increase in the average fare booked by travel agents, and higher fees associated with an increase in the percentage of our sales transacted with credit cards. Landing fees and other rents increased 33.1%, or $6.8 million year-over-year, due to the growth in the number of our daily flights throughout our system. In addition, we incurred additional rentals related to the leasing of new facilities at Grand Bahama Island, Pittsburgh and Toledo. Marketing and advertising increased $1.4 million, or 10.5% year-over-year, primarily reflecting our promotional efforts associated with the addition of service to three new markets. Aircraft rent increased $14.4 million, or 159.6% year-over-year, primarily due the lease financing of the twelve additional B717 aircraft. Depreciation increased $6.7 million, or 41.6% year-over-year, primarily due to the addition of spare parts and equipment provisioning for the B717s. Other operating expenses increased $8.0 million, or 15.3% year-over-year, primarily from added passenger related costs associated with the growth in our level of operations, and contractual costs associated with our new reservations system which was brought online in April 2001. We incurred Special charges during the third quarter of 2001 from a $28.0 million asset impairment charge related to the DC-9 fleet (see next paragraph for more details) and $2.5 million of other losses directly related to the events of September 11th. The Government grant represents the total Federal compensation expected to be received ($15.1 million of which has been received to date) for direct and incremental losses associated with the events of September 11th, including lost revenues and impairment charges, recognized in the third quarter of 2001 pursuant to the Act.

We recorded a nonrecurring, pre-tax charge of $28.0 million in the third quarter of 2001 to write-down the net book value of our DC-9 fleet. Refer to "Operating Expenses" section for the three months ended September 30, 2001 and 2000 for additional information regarding the DC-9 impairment charge.

During the second quarter of 2001 we announced our intention to retire our fleet of four B737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. As part of the retirement plan, we recorded a nonrecurring, pre-tax charge of $18.1 million in the second quarter of 2001 to write-down the net book value of three owned B737s in accordance with SFAS 121, and for estimated charges related to the termination of the lease on one B737. We performed an evaluation to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore concluded that the aircraft were impaired as defined by SFAS 121. Consequently, the net book value of these assets was reduced to reflect the fair market value at the date the decision was made.

Other (Income) Expense

Other expense, net, increased by $2.1 million, or 8.5% year-over-year. Interest expense increased $1.1 million, or 3.7% year-over-year, partially due to higher interest rates associated with our debt obligations which were refinanced during the second quarter of 2001 (refer to Note 8 to AirTran Holdings' condensed consolidated financial statements). Another contributor to the period's increased expense was Boeing Capital's exercise of approximately two thirds of their conversion rights relating to the $17.5 million 7.75% Series B Senior Convertible Notes. In accordance with generally accepted accounting principles, we expensed $3.8 million of the debt discount and $0.5 million of debt issue costs. These amounts are shown on the condensed consolidated statements of operations as Convertible Debt Discount Amortization. Partially offsetting these two increases were fuel-hedging gains of $2.7 million recognized in accordance with SFAS 133 (refer to Note 6 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements).

Provision for Income Taxes

Income tax expense was $3.3 million and $1.5 million for the nine months ended September 30, 2001 and 2000, respectively. We have not recognized any benefit from the future use beyond the third quarter of 2001 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Liquidity and Capital Resources

We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit or short-term borrowing facilities. As of September 30, 2001, cash and cash equivalents, including restricted cash, totaled $135.8 million compared to $103.8 million at December 31, 2000. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent that the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent that our access to capital is constrained, we may not be able to make certain capital expenditures or to continue to implement certain other aspects of our strategic plan.

As of September 30, 2001, cash and cash equivalents, including restricted cash, increased by

$32.0 million from December 31, 2000. During the nine months ended September 30, 2001, operating activities generated $85.4 million in cash, investing activities consumed $5.5 million, and financing activities used $52.4 million.

Cash consumed by investing activities reflects the purchase of spare parts and equipment provisioning for the B717 aircraft fleet, in addition to the payment of $13.3 million in aircraft purchase deposits for future B717 deliveries, offset by the gain from the sale of twelve B717s under the Boeing Capital commitment (nine of which were acquired during the first nine months of 2001, as discussed below). We have a lease financing commitment with Boeing Capital for the purchase and sale-leaseback of up to 20 B717s. In connection with the refinancing described below, Boeing Capital's purchase price under the lease financing commitment was increased by $3.1 million per aircraft for the fourth through the twentieth B717 deliveries, or $52.7 million in the aggregate. All twelve B717s sold during 2001 were subsequently leased back during the year.

Net cash used by financing activities was primarily driven by the refinancing of certain debt obligations associated with the Boeing Capital transactions (see Other Information below).

During 2001, we took delivery of nine new B717 aircraft that were financed by Boeing Capital as follows: eight were delivered and simultaneously sold and leased back from Boeing Capital, and one was purchased with a loan provided by Boeing Capital (the loan was fully repaid in February 2001 and the aircraft was contemporaneously sold and leased back from Boeing Capital).

Other Information

We entered into a series of definitive agreements on April 12, 2001 with Boeing Capital in order to refinance the Existing Notes, and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

11.27% Senior secured notes of AirTran Airways, Inc. due 2008	$166,400
13.00% Subordinated notes of AirTran Holdings, Inc. due 2009	17,500
7.75% Convertible notes of AirTran Holdings, Inc. due 2009	17,500
$201,400
======

Under the new senior secured notes issued by our operating subsidiary, AirTran Airways, principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 11 sale-leaseback transactions for B717 aircraft. During the nine months ended September 30, 2001, six prepayments occurred and the remainder are expected to occur between October 2001 and December 2001. The new senior secured notes are secured by substantially all of the assets of AirTran Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4% and in the sixth year at a premium of

2%. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of our common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes.

Under the subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25% of AirTran Airways' net income (which, subject to applicable law, AirTran Airways is required to dividend to us in cash on a quarterly basis for payment to the lender). During the third quarter of 2001, we paid $3.3 million in principal on the subordinated notes in accordance with the requirements to pay 25% of AirTran Airways' net income from the second quarter.

The convertible notes will bear a higher rate of interest, specifically 12.27 percent if our average common stock price during a calendar month is below $6.42. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at approximately $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We are able to require Boeing Capital's conversion of the notes under certain circumstances.

During the third quarter of 2001, Boeing Capital exercised approximately two thirds of its conversion rights resulting in a decrease of $12 million of principal on the 7.75% Series B Senior Convertible Notes. In connection with the conversion, we issued approximately 2.2 million shares of our common stock to Boeing Capital. In accordance with generally accepted accounting principles, we expensed $3.8 million of the debt discount and $0.5 million of debt issue costs. These amounts are shown on the condensed consolidated statements of operations as Other (Income) Expense - Convertible Debt Discount Amortization.

The subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

B717 Aircraft Program

Boeing recently evaluated the production and delivery schedules of its commercial airplane programs, in light of current market conditions. Boeing indicated the B717 program is the one production line which remains in question and that an undisclosed range of alternatives, including stopping production, is being considered. While no decision has been made, a decision to stop production on the B717 program would not diminish the benefits of this aircraft to our operations. In the event Boeing elects to stop production of the B717 program, we believe the B717 aircraft will continue to be supported for spare parts and maintenance services.

New Service

We recently announced the launch of new daily nonstop service from Baltimore/Washington International Airport (BWI) to Atlanta, Boston, Fort Myers, Miami and Orlando. Nonstop service to Atlanta, Boston and Orlando will begin in December 2001. Nonstop service to Fort Myers and Miami will begin in the first quarter of 2002.

On November 6, 2001 we commenced new service to Pensacola, Florida with three daily nonstop flights from Atlanta and simultaneously terminated service between Fort Walton Beach and Atlanta. The Pensacola Airport, Chamber of Commerce and other Gulf Coast parties presented AirTran Airways with an incentive package that includes reduced facilities costs and marketing dollars, as well as covering moving expenses. Most important, more than 300 corporate, government and other entities committed funds to an air travel bank in support of this new service.

On November 15, 2001 we will launch our first intra-Florida service with three daily flights between Tallahassee and Tampa with continuing service to Miami. On that date we will also add service to our Atlanta hub, making Tallahassee the 35th city served in our network. This new service is the result of agreements with the City of Tallahassee, offering revenue guarantees, reduced facility costs and marketing incentives, as well as an exclusive air service contract with the State of Florida.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, and perform the related impairment analysis on a go forward basis.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 supercedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Under the provisions of APB 30, a segment of a business to be disposed of was measured at the lower of its carrying amount or net realizable value, adjusted for expected future operating losses, whereas SFAS 121 used fair value less cost to sell and excluded future operating losses from the measurement. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. We are currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on our earnings and financial position.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report of Form 10-K for the fiscal year ended December 31, 2000, as amended, other than those discussed below.

Interest Rates

On April 12, 2001, we entered into a series of definitive agreements with Boeing Capital in order to refinance the Existing Notes, and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. Refer to Note 8 in AirTran Holdings' Condensed Consolidated Financial Statements for more information.

Aviation Fuel

During the second quarter of 2001 we converted most of our existing fuel hedges from crude oil contracts to heating oil contracts and entered into additional heating oil contracts for protection from future changes in aviation fuel prices. We believe the conversion to heating oil will provide increased effectiveness in offsetting future changes in aviation fuel prices. Refer to Note 6 in AirTran Holdings' Condensed Consolidated Financial Statements for more information.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel also include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with SFAS 133. As of September 30, 2001, utilizing fixed price fuel contracts we agreed to purchase approximately 18% of our anticipated monthly fuel requirements through March 2002 at a price no higher than $0.68 per gallon of aviation fuel, including delivery to our operations hub in Atlanta.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

Item 6.     Exhibits and Reports on Form 8-K

(a)  None.

(b)  We filed the following Current Reports on Form 8-K during the three months ended September 30, 2001:

Date of Report	Subject of Report
September 27, 2001	Receipt of $15.1 million pursuant to the Air Transportation Safety and System Stabilization Act.

August 22, 2001	Regulation FD disclosure regarding our fleet plans and capacity, traffic, unit costs, and earnings per share.

July 17, 2001

Press releases announcing financial results for the second quarter of 2001, AirTran Airways, Inc.'s tentative agreement with the National Pilots' Association, and Regulation FD disclosure of second quarter 2001 results and estimates for the remainder of the year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: November 13, 2001	/s/ Stanley J. Gadek
Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

AirTran Airways, Inc.
(Registrant)

Date: November 13, 2001	/s/ Stanley J. Gadek
Senior Vice President, Finance and Chief Financial Officer (Principal Accounting and Financial Officer)