Form 10-K
period 2001-12-31
AIRTRAN HOLDINGS INC; AIRTRAN AIRWAYS INC
filed 2002-03-28
CIK 948846, 1050715

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K
(Mark One)
[3 ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to ______________________

AirTran Holdings, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Nevada

9955 AirTran Boulevard, Orlando, Florida  32827
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
Yes [3 ]    No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of such stock in the New York Stock Exchange on February 28, 2002, was approximately $450.6 million. As of February 28, 2002, the registrant had approximately 69,938,000 shares of common stock outstanding.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on May 15, 2002 and to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

Exhibit Index is located on pages 37 - 38.

PART I

ITEM 1.  BUSINESS

The Company

All of the operations of AirTran Holdings, Inc. are conducted by our wholly owned subsidiary, AirTran Airways, Inc., which is the second-largest affordable-fare scheduled airline in the United States in terms of departures. We offer scheduled airline service serving short-haul markets, primarily from our hub in Atlanta, Georgia. As of March 22, 2002, we operated 61 aircraft making approximately 367 flights per day serving 37 cities throughout the eastern United States.

We have created a successful niche in selected markets by targeting two primary segments: price sensitive business and leisure travelers. In addition to offering an affordable-fare alternative to higher-priced airlines, we contribute towards the overall growth of the markets we serve by stimulating demand among travelers who may otherwise utilize ground transportation or not travel at all. Our service is intended not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 8.3 million revenue passengers we carried in the year ended December 31, 2001, a 9.7 percent increase from the 7.6 million revenue passengers we carried in the prior year ended December 31, 2000. With this traffic and revenue base, our operating margins, excluding special items (see Management's Discussion and Analysis of Financial Condition and Results of Operations), rank among the highest in the domestic airline industry. We achieved this result with a cost structure that ranks among the best in the industry (in terms of cost per available seat mile).

We have undertaken a number of key initiatives in recent years to strengthen our competitive position, the most noteworthy of which is our fleet renewal plan. We are in the process of replacing and upgrading our fleet of aircraft through the acquisition of 60 new Boeing 717 (B717) aircraft by October 2003, 30 of which we operated as of December 31, 2001. We were Boeing's launch customer for the B717, which was designed specifically for efficient short-haul service and is considered among the most modern, innovative, comfortable and environmentally friendly commercial aircraft available today. As a result, we believe the addition of the B717s will enhance our overall image and operating performance.

Seasonality

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable financial and operating results for the second and third quarters of the year than for the first and fourth quarters.

Recent Events

Our passenger revenues for the period from September through December 2001 were significantly affected by the terrorist attacks on the United States which occurred on September 11, 2001 (the September 11 Events). In response to the terrorist attacks, the Federal Aviation Administration (FAA) immediately issued a federal ground stop order on September 11th, which prohibited all civil aviation flights from operation within the national airspace of the United States. The U.S. airspace was not reopened until September 13th, at which time we operated a portion of our pre-September 11th scheduled operations. Once flights resumed, passenger traffic and yields were significantly lower than we had experienced prior to September 11th. In an effort to match our capacity to the reduced level of demand, we reduced our operations to levels similar to those we operated during the same period in 2000, despite the fact that we had been successful in growing our capacity by 18 percent earlier in the year. In addition, many corporations curtailed their business travel and leisure travelers cancelled or postponed vacations, which forced airlines to reduce airfares in an attempt to stimulate demand. Despite these actions, our traffic dropped in the post-September 11th period by over 11 percent which resulted in our passenger load factor declining eight percentage points compared to the previous year. Passenger yields also suffered during the post-September 11th period declining nearly 15 percent year-over-year. This resulted in a $51.8 million, or 25 percent, decline in passenger revenues compared to the same time period in 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act), which provides, in part, for all U.S. airlines and air cargo carriers to receive: $5 billion in compensation for direct losses, including lost revenues, incurred as a direct result of the FAA ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the terrorist attacks; up to $10 billion in federal government loan guarantees; reimbursement for certain insurance increases; and the extension in due dates for payment of certain excise taxes.

Under the Stabilization Act, each air carrier is entitled to receive the lesser of its direct and incremental losses for the period of September 11, 2001 to December 31, 2001 or its available seat mile (ASM) allocation of the $5 billion compensation. Our estimate of total federal compensation for which we are eligible under the Stabilization Act is $29.0 million, of which we had received $24.6 million from the U.S. Department of Transportation (DOT) as of December 31, 2001. As of December 31, 2001, we recognized $29.0 million as federal compensation under the Stabilization Act, which is included in Operating Expenses - Government Grant on the accompanying Consolidated Statements of Operations. Our direct and incremental losses for the period September 11, 2001 through December 31, 2001 included special charges of $2.5 million primarily representing operating costs incurred during the FAA's ground stop order.

Competitive Strengths

Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry, in terms of cost per available seat mile, allowing us to be profitable (excluding special items) with our affordable-fare pricing strategy, and offering us a measure of protection against potential price competition or declines in demand. Our relatively low operating costs are made possible through our company-wide emphasis on cost controls including what we believe to be our lower labor costs, lower distribution costs and the higher productivity of our workgroups. We expect further cost reductions to result from our growing fleet of B717 aircraft. The B717 has significantly lower operating costs than the DC-9, particularly as a result of fuel efficiency which is approximately 24 percent better. As of December 31, 2001, more than half of our operating fleet was comprised of B717s (30 of 59 operating aircraft). In 2002, we will add 20 new B717 aircraft and retire 14 DC-9s. See Management's Discussion of Financial Condition and Results of Operations.

Attractive Atlanta Hub and Route Network. We control 22 gates from a single concourse under long-term leases at Hartsfield Atlanta International Airport, where local passenger demand remains strong relative to other airports nationwide. Atlanta's location favorably positions the airport to provide connecting traffic to major population centers. We are the second-largest airline in Atlanta in terms of the number of departures and seats offered.

Diversified Traffic Base. In serving both the leisure and business traveler, we believe we had a revenue mix of 46 percent leisure and 54 percent business in 2001. In addition, we now have a hub traffic mix that consists of 51 percent local passengers and 49 percent connecting passengers. In addition to providing a number of marketing and cost synergies, this diversification adds stability to our revenues by protecting against factors that may impact individual segments of our business.

Flexibility. We quickly responded to the September 11 Events by reducing capacity by approximately 20 percent. Our employee crew members quickly agreed to a variety of cost reduction measures, including both pay and work rule changes, which reduced our costs and allowed us to avoid furloughs. By retaining our workforce we were able to quickly respond to new market opportunities. As a result, we were able to expand service to Tallahassee, FL, Baltimore/Washington, MD, Rochester, NY and Wichita, KS following the post September 11 period.

Management Team. We have in place an experienced management "Leadership Team," all but two of whom joined us in 1999 and 2000. The members of our Leadership Team average 23 years of experience in the airline industry. This Leadership Team is lead by Joseph Leonard, our Chairman and Chief Executive Officer and Robert Fornaro, our President and Chief Operating Officer. Messrs. Leonard and Fornaro have held senior management positions with AlliedSignal, Northwest Airlines, Eastern Air Lines, US Airways and American Airlines.

Business Strategy

Continue Affordable Pricing and Other Programs to Generate Additional Customer Traffic. We have consistently maintained our competitive position by providing affordable fares to appeal to price sensitive travelers. We intend to continue this successful strategy, which is made possible by our comparatively low cost structure, to stimulate new demand for air travel. We also believe our fare strategy will continue to attract customers from other higher-priced airlines. We will continue to enhance our affordable approach with innovative marketing, pricing and customer loyalty programs such as offering a business class cabin, advanced seat assignment and a frequent flyer program.

Expansion with Public-Private Partnerships. In order to mitigate the risk of expansion into new markets, we have entered into agreements with communities that provide various incentives designed to lower our operating costs and, in some cases, ensure a guaranteed amount of revenue. These partnerships allow us to expand into markets that we believe have long-term potential and for the communities to gain the economic benefits associated with low fare competition. We have partnership agreements with Grand Bahama Island, Bahamas, Gulfport/Biloxi, MS, Newport-News/Williamsburg, VA, Pensacola and Tallahassee, FL, Rochester, NY and Wichita, KS. We are continuing to evaluate other potential new market proposals as well.

Leverage Growing Atlanta Hub to Selectively Expand Route Structure. We have a strong presence in Atlanta, a market that has grown rapidly in recent years. Atlanta's large traffic base and geographic position provides a strong hub from which we plan to selectively expand our routes. We believe that there are numerous markets in the United States that are underserved by major airlines or present opportunities for an affordable-fare airline. As a result, we intend to selectively add to our route structure from Atlanta by increasing the number of flights to markets we currently serve and by adding new cities and markets. Expansion of our Atlanta hub allows us to leverage our existing infrastructure, which will reduce unit costs and contribute to improvement of our operating margins. In addition, we may selectively add new "point-to-point" routes between cities other than Atlanta that we currently serve and create additional focus cities.

Diversification of Route Network. Since 2000, we have expanded the scope and growth of our route structure to increase the amount of non-Atlanta flights; going from approximately 10 percent outside of Atlanta to approximately 13 percent by year-end 2001, to approximately 20 percent in the first quarter of 2002. With our expansion at Baltimore/Washington, we initiated seven new non-stop routes. The new service from Baltimore/Washington to airports already served from our Atlanta hub improves our cost efficiencies by better utilizing airport facilities and personnel and more importantly creates new revenue sources. As market conditions permit, we will continue to grow both the Atlanta hub and Baltimore/Washington service. Additionally, we may selectively add new "point-to-point" routes between cities other than Atlanta and Baltimore/Washington.

Increase Bookings Through the Internet and Other Distribution Channels. We believe we are the leader in the U.S. airline industry with respect to bookings via the internet, offering lower costs and improved product availability as compared to more traditional direct and agency channels. We employ the internet as an integral portion of our marketing strategy utilizing our website, airtran.com, which was launched in May 1998. In addition to being user-friendly and simple, our website is designed to sell tickets efficiently. As a result, we have experienced rapid growth in our internet bookings, which generated approximately half of our total passenger revenue for the fourth quarter ended December 31, 2001.

Fleet Renewal Program. In September 1999, we took delivery of our first B717 as part of a comprehensive plan to replace and upgrade our fleet of aircraft. The B717 is ideally suited for the short-haul, high-frequency service that we operate. The B717 offers additional operating efficiencies to our already low cost structure. Despite having greater thrust, the new aircraft burns approximately 24 percent less fuel per hour than our DC-9 aircraft. With up to 60 percent fewer parts in its environmental, avionics and electrical systems than the DC-9s, we expect the B717 to significantly reduce our fleet maintenance costs. As of December 31, 2001, we had contracted with Boeing for the acquisition of 53 B717 aircraft for delivery through October 2003, 30 of which had been delivered. With respect to future B717 option deliveries, we had 21 options, 20 purchase rights and five rolling options at December 31, 2001.

On March 21, 2002, we amended our B717 purchase contract as follows: (i) our commitments to acquire B717s in 2002 increased from 12 aircraft to 20 aircraft, comprised of 13 firm and seven option aircraft; (ii) our commitments to acquire B717s in 2003 decreased from 11 aircraft to 10 aircraft, comprised of nine firm and one option aircraft; and (iii) purchase deposits that were previously paid for aircraft deliveries in 2002 will be applied to future aircraft deliveries, rather than reducing the balance of the total purchase price due at delivery.

We have signed a lease financing proposal from Boeing Capital for 19 (20 at Boeing Capital's option) new or previously owned B717 aircraft to be delivered in 2002. According to this proposal, the lease term for each of these aircraft commences upon delivery and will continue for 18 to 19 years, at which time we can renew the lease at fair market rental or purchase the aircraft at the greater of a predetermined amount or its fair market value. If completed as contemplated, this lease financing will reduce our aggregate funding requirements for aircraft commitments from $470.2 million to $211.3 million representing the aircraft to be purchased for 2003. Funding is subject to finalization of definitive agreements and other conditions.

Fares, Route System and Scheduling

The markets we serve are located predominantly in the eastern United States. These markets are attractive to us due to the concentration of major population centers within relatively short distances from Atlanta, historically high air fares and the potential for attracting a significant number of leisure and business customers.

We presently serve 36 cities from Atlanta and eight from Baltimore/Washington. Our schedules are designed to provide convenient service and connections for our business and leisure travelers and to facilitate connections for our passengers traveling through our hubs and focus cities.

We offer a range of fares based on advance purchases of 14 days, seven days, three days and "walk-up" fares. We manage the availability of seats, at each fare level, by day of week and by flight to maximize revenue on peak-travel days. All of our fares are one-way and most are nonrefundable, but can be changed prior to departure with a service charge. Our fares generally do not require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fare offerings are in direct contrast to prevalent pricing policies in the industry where there are typically many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with Delta, United, US Airways, and American Trans Air, which we believe can increase revenue opportunities for us and assist with accommodating passengers during irregular operations.

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

Despite the intense competition in the airline industry, we believe that one of our competitive strengths is our control of 22 contiguous gates on a single concourse at Hartsfield Atlanta International Airport. Atlanta's central location in the southeastern United States favorably positions the airport to provide connecting traffic to major population centers. We are the second largest airline in Atlanta in terms of the number of departures offered and we consider our position in this major hub to be a significant competitive advantage.

Maintenance, Repairs and Training

Our operating fleet consists of B717 and DC-9 aircraft. As of December 31, 2001, the weighted-average age of our B717 fleet was 1.2 years. Since all of our DC-9 aircraft were manufactured more than 20 years ago, they will generally require higher maintenance expense than our newer B717 aircraft. However during 2002, we anticipate retiring 14 DC-9 aircraft and replacing these aircraft with new B717 aircraft. We believe the long-term estimated cost of maintenance to fly our aircraft will be within industry norms for these fleet types. Amendments to FAA regulations are under consideration, which would require certain heavy maintenance checks and other maintenance requirements for aircraft operating beyond certain operational limits. We would be required to comply with these proposals, if adopted, and with any other aging aircraft issues, regulations or Airworthiness Directives that may be promulgated in the future. There can be no assurance that our maintenance expenses (including costs to comply with aging aircraft requirements) will fall within industry norms.

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

Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. The FAA recently awarded us with the Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA's highest maintenance award. This marks the sixth year in a row we have been bestowed with this award for exceeding the required levels of safety training for our maintenance technicians.

Fuel

Aircraft fuel is a significant expenditure for us. Aircraft fuel accounted for 22.9 percent and 25.9 percent of our 2001 and 2000 operating expenses, respectively, excluding special items. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. There can be no assurance that any such fare increase will completely offset higher fuel costs or not adversely impact our competitive position. Despite the significant impact of this cost on our operating results, we have been able to achieve improvements in our operating margins through the addition of new, fuel-efficient B717 aircraft which consume approximately 24 percent less fuel than the aircraft they are replacing.

Aircraft fuel costs are highly correlated to oil prices and thus fluctuate with changes in supply and demand for oil. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Based on our 2002 projected fuel consumption, we estimate that a 10 percent increase in the average price per gallon of aircraft fuel for the year ended December 31, 2001, would increase our fuel expense for the next 12 months by approximately $14.4 million, net of hedging instruments outstanding at December 31, 2001. As of December 31, 2001, we had hedged approximately 30 percent of our projected fuel requirements for 2002, as compared to approximately 50 percent of our projected fuel requirements for the first quarter of 2001 and 30 percent for the remainder of 2001 at December 31, 2000.

Recent terminations of our aircraft fuel hedges in place as of December 31, 2001, are discussed in Note 16 to our consolidated financial statements. On November 28, 2001, the credit rating of the counterparty to all of our fuel-related hedges was downgraded, and the counterparty declared bankruptcy on December 2, 2001. Due to the deterioration of the counterparty's creditworthiness, we no longer consider the financial contracts with the counterparty to be highly effective in offsetting our risk related to changing fuel prices because of the consideration of the possibility that the counterparty will default by failing to make contractually required payments as scheduled in the derivative instrument. As a result, on November 28, 2001, hedge accounting treatment was discontinued prospectively for our derivative contracts with this counterparty in accordance with SFAS 133. Gains and losses previously deferred in "Accumulated other comprehensive loss" will continue to be reclassified to earnings as the hedged item affects earnings. Beginning on November 28, 2001, changes in fair value of the derivative instruments have been marked to market through earnings. This resulted in a charge of $0.2 million, which is included in the amount presented as "SFAS 133 adjustment" in our Consolidated Statements of Operations. See Notes 2, 5 and 16 to the consolidated financial statements.

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

We distribute our product through various channels including direct to the consumer via the internet and through travel agents and global distribution systems (GDS). During the fourth quarter of 2001, 16.7 percent of passenger bookings were made through our reservation centers, 54.5 percent were booked from the consumer and travel agents via the internet, up from 37.6 percent last year, and 32.8 percent were booked through travel agents' GDS, down 5.3 percentage points from the fourth quarter 2000 level. Travel agents presently receive standard commissions for all travel agency bookings.

Our website is a leader in the field of airline electronic commerce. Travel Agent magazine ranked our website an "A" for the user friendliness of our online booking engine. In 2002, our website is being enhanced with additional functionality. In addition, we expect to add new features such as automated seat selection for select classes of service, corporate account log-ins and automated A-Plus Rewards.

To attract more business fliers, we launched a business class product in late 1997. The business class cabin is configured with 2 by 2 oversized seats with more leg and seat room than the typical coach cabin. Targeted to the price sensitive business flier, our business class is currently available for $25 over the full coach fare on a confirmed basis or $25 over certain of our other fares on a walk-up standby basis.

In contrast to most other low-cost airlines, we offer advanced seat selection. Full fare passengers and members of our A2B Corporate travel program, who tend to purchase tickets at the last minute, are allowed to reserve seats at the time of purchase. All other customers may reserve seats one hour prior to departure.

We also offer a self-administered frequent flier program known as "A-Plus Rewards." Our customers may earn either free roundtrip travel or business class upgrades on AirTran Airways, or under certain circumstances free travel on other airlines.

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

For direct reservations, either through our call centers or airtran.com, we provide our customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport this information is available for customer check-in, which helps to alleviate long lines and achieve a quicker turnaround of aircraft. After the flight has departed, our internal information system calculates and records passenger revenue.

Employees

As of February 2002, we employed approximately 4,250 employees comprising approximately 3,800 full-time equivalents.

Training, both initial and recurrent, is provided for all employee groups. The average training period for new employees is approximately one to three weeks, depending on classification. Both pilot training and mechanic training are provided by in-house training instructors and at times, may be performed by professional training organizations.

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

We have employee groups which are represented by labor unions and covered by collective bargaining agreements. Our relations with these labor organizations are governed by the Railway Labor Act.

During 2001, amended collective bargaining agreements were ratified with our pilots and stores clerks, in addition to the ratification of a new agreement with our technical training instructors. The agreement with our pilots, represented by the National Pilots Association (NPA), was ratified in August 2001 and becomes amendable in April 2005. The agreement with our stores clerks, represented by the International Brotherhood of Teamsters (Teamsters), was ratified in June 2001 and becomes amendable in June 2006. A new agreement with our technical training instructors, also represented by the Teamsters, was ratified in March 2001 and becomes amendable in March 2006. Each of the aforementioned agreements were reached in direct negotiations without the assistance of federal mediators.

We have a collective bargaining agreement with our flight attendants represented by the Association of Flight Attendants. The flight attendant contract becomes amendable on October 21, 2002. Our maintenance technicians and inspectors and ground service equipment employees are represented by the Teamsters under separate collective bargaining agreements. The ground service equipment employees contract becomes amendable August 19, 2003. The maintenance technicians and inspectors contract becomes amendable October 1, 2005. We have a collective bargaining agreement with our dispatchers represented by the Transport Workers Union. The dispatcher contract becomes amendable on October 1, 2004.

In January 2002, our customer service, ramp and reservation agents rejected a unionization proposal by the Teamsters in a vote that received less than 33 percent support. We are unable to predict whether any of our other employees will elect to be represented by a labor union or other collective bargaining unit. The election by our employees for representation in such an organization could result in employee compensation and working condition demands that may affect operating performance and expenses.

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

We conduct complete handling services in 26 airports, including Atlanta. At other airports, the operations not conducted by our employees are contracted to other air carriers, ground handling companies or fixed base operators. We have employees at each of these cities to oversee our operations.

Insurance

We carry customary levels of passenger liability insurance, aircraft insurance for aircraft loss or damage, war-risk insurance and other business insurance. We believe our insurance coverage in these areas is adequate. We are exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. We currently maintain liability insurance in amounts and of the type consistent with industry practice. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by our insurance could have a material adverse effect on us.

After the September 11th Events, aviation insurers provided notice to all air carriers that coverage for aircraft hull and liability war risk would be canceled in seven days. Upon cancellation of our policies, we purchased new policies in the commercial insurance market at significantly higher rates and, in certain cases, at reduced levels of coverage compared to our previous policies. Pursuant to the Stabilization Act, the FAA currently provides coverage for the gap between the coverage that is available in the commercial insurance market and what air carriers require for third party liabilities arising from war risks. While the FAA currently has the authority to provide the aforementioned gap coverage until May 19, 2002, there is no assurance that the FAA will continue to provide similar coverage after that date.

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

Federal Aviation Taxes

In 1997, a law was enacted imposing new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget, provide targeted tax relief and fund air traffic control, other FAA programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Currently, the federal excise tax on tickets is 7.5% of the base fare, with a segment fee of $3.00 per enplanement. Additionally, in conjunction with the Transportation Security Administration taking responsibility for airport security on February 18, 2002, there is a new security tax of $2.50 per enplaned passenger, up to $5.00 each way.

Fuel Tax

In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. We paid approximately $13.8 million in fuel taxes in 2001.

Passenger Facility Charges

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges (PFCs) as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, range from $3.00 to $4.50 per enplanement and up to $18 per round trip. To date, we have passed on the cost of the PFCs to our passengers.

Additional Security and Safety Measures

In 1996 and 1997, the President's Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the FAA adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry-on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb sniffing dogs, certification of screening companies, aggressive testing of existing security systems, expansion of aging aircraft inspections to include nonstructural components, development of a new systems approach for air carriers and the FAA to monitor and improve safety oversight and installation of new ground proximity warning systems on all commercial aircraft. In conjunction with the Transportation Security Administration taking responsibility for airport security on February 18, 2002, there is a new security tax of $2.50 per enplaned passenger, up to $5.00 each way. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

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

All international service is subject to the regulatory requirements of the appropriate authorities of the other country involved. We currently operate international service to Grand Bahama Island. To the extent we seek to provide additional international air transportation in the future, we will be required to obtain necessary authority from the DOT.

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

We recorded net losses in each year from 1996 to 1999 and in 2001. Our earnings before fixed charges for each of these years were inadequate to cover fixed charges. Our incurrence of losses or failure to cover fixed charges in the future may have a material adverse effect on our financial condition and our ability to repay our financing obligations.

We have a significant amount of debt which could impair our ability to make principal and interest payments on our debt obligations and lease payments on our lease obligations.

We are highly leveraged and will continue to have significant debt obligations. Additionally, we may incur substantial additional debt related to aircraft deliveries. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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
    substantially all of our existing assets (including flight and other equipment, inventory, receivables and our maintenance hangar) are pledged as collateral to secure the obligations under the Boeing refinancing transactions; and
    future B717 aircraft to be acquired by us will be pledged as collateral to secure aircraft acquisition debt we incur.

Covenants in our debt instruments could limit how we conduct our business, which could affect our long-term growth potential.

Our debt instruments contain covenants that, among other things, restrict our ability to:

    incur additional indebtedness;
    pay dividends and make other distributions;
    prepay subordinated indebtedness;
    make investments and other restricted payments;
    create liens;
    sell assets;
    enter into certain mergers; and
    engage in certain transactions with affiliates.

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

Aircraft fuel is a significant expenditure for us. Aircraft fuel accounted for 22.9 percent and 25.9 percent of our 2001 and 2000 operating expenses, respectively, excluding special items. Aircraft fuel costs are highly correlated to oil prices and thus fluctuate with changes in supply and demand for oil. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. There can be no assurance that any such fare increase will completely offset higher fuel costs or not adversely impact our competitive position.

Based on our 2002 projected fuel consumption, we estimate that a 10 percent increase in the average price per gallon of aircraft fuel for the year ended December 31, 2001, would increase our fuel expense for the next 12 months by approximately $14.4 million, net of hedging instruments outstanding at December 31, 2001. As of December 31, 2001, we had hedged approximately 30 percent of our projected fuel requirements for 2002, as compared to approximately 50 percent of our projected fuel requirements for the first quarter of 2001 and 30 percent for the remainder of 2001 at December 31, 2000.

Recent terminations of our aircraft fuel hedges in place as of December 31, 2001, are discussed in Note 16 to our consolidated financial statements. On November 28, 2001, the credit rating of the counterparty to all of our fuel-related hedges was downgraded, and the counterparty declared bankruptcy on December 2, 2001. Due to the deterioration of the counterparty's creditworthiness, we no longer consider the financial contracts with the counterparty to be highly effective in offsetting our risk related to changing fuel prices because of the consideration of the possibility that the counterparty will default by failing to make contractually required payments as scheduled in the derivative instrument. As a result, on November 28, 2001, hedge accounting treatment was discontinued prospectively for our derivative contracts with this counterparty in accordance with SFAS 133. Gains and losses previously deferred in "Accumulated other comprehensive loss" will continue to be reclassified to earnings as the hedged item affects earnings. Beginning on November 28, 2001, changes in fair value of the derivative instruments have been marked to market through earnings. This resulted in a charge of $0.2 million, which is included in the amount presented as "SFAS 133 adjustment" in our Consolidated Statements of Operations. See Notes 2, 5 and 16 to the consolidated financial statements.

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

Our business strategy has historically focused on adding flights to and from our Atlanta base of operations. Since 2000, we have expanded the scope and growth of our route structure to increase the amount of non-Atlanta flights; going from approximately 10 percent outside of Atlanta to approximately 13 percent by year-end 2001, to approximately 20 percent in the first quarter of 2002. A nonstrategic, external reduction in our share of the Atlanta market or reduced passenger traffic to or from Atlanta could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a primary hub and on a route network operating largely on the East Coast makes us more susceptible to adverse weather conditions and other traffic delays along the East Coast than some of our competitors that may be better able to spread these traffic risks over larger route systems.

Airline strategic combinations could have an impact on our operations in ways yet to be determined.

The strategic environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength, and entering into global alliance arrangements. We are unable to predict what effect, if any, changes in the strategic landscape might have on our business, financial condition and results of operations.

Almost half of our operating aircraft fleet consists of older airplanes which could increase our costs of maintenance and negatively impact our business and financial results.

Our operating fleet consists of B717 and DC-9 aircraft. As of December 31, 2001, the weighted-average age of our B717 fleet was 1.2 years. Since all of our DC-9 aircraft were manufactured more than 20 years ago, they will generally require higher maintenance and other operating costs associated with older aircraft.

We are required to comply with all applicable regulations and airworthiness directives issued by the FAA with respect to aging aircraft. As a result, our future costs of maintenance, including costs to comply with aging aircraft requirements for our DC-9 aircraft, may increase and therefore negatively impact our business and financial results.

If we are not able to fulfill our purchase commitments for new aircraft, our growth could be slowed.

As of December 31, 2001, we had an agreement to purchase 53 B717 aircraft of which we had taken delivery of 30 of these aircraft (two additional aircraft were delivered in February 2002). Although we expect to finance the acquisition of these aircraft, we did not have financing in place for these aircraft as of December 31, 2001.

We have since signed a lease financing proposal from Boeing Capital for 19 (20 at Boeing Capital's option) new or previously owned B717 aircraft to be delivered in 2002. According to this proposal, the lease term for each of these aircraft commences upon delivery and will continue for 18 to 19 years, at which time we can renew the lease at fair market rental or purchase the aircraft at the greater of a predetermined amount or its fair market value. If completed as contemplated, this lease financing will reduce our aggregate funding requirements for aircraft commitments from $470.2 million to $211.3 million representing the aircraft to be purchased for 2003. Funding is subject to finalization of definitive agreements and other conditions.

On March 21, 2002, we amended our B717 purchase contract as follows: (i) our commitments to acquire B717s in 2002 increased from 12 aircraft to 20 aircraft, comprised of 13 firm and seven option aircraft; (ii) our commitments to acquire B717s in 2003 decreased from 11 aircraft to 10 aircraft, comprised of nine firm and one option aircraft; and (iii) purchase deposits that were previously paid for aircraft deliveries in 2002 will be applied to future aircraft deliveries, rather than reducing the balance of the total purchase price due at delivery. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. The amendments provide for the delivery of 30 B717 aircraft between January 2002 and October 2003.

We cannot guarantee that we will be able to obtain satisfactory financing for the portion of aircraft deliveries not included in Boeing Capital's financing support. Should we default on our obligations, Boeing would have the right to exercise remedies including the right to terminate the purchase contract and its financing commitments. If we are unable to purchase these aircraft, our ability to increase our number of flights could be negatively impacted. On the other hand, if our growth slows or air travel in general decreases, we may not be able to utilize all the aircraft we have committed to purchase. If we cannot use such aircraft, we may be required to sell or lease such aircraft on terms which will depend upon market conditions at the time. We could suffer a financial loss from any such sales or leases. The retirement of other aircraft in our fleet may also be accelerated in the event our growth slows, air travel decreases generally in our markets, or if significant regulatory requirements are imposed on older aircraft.

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

ITEM 2.  PROPERTY

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2001:

Aircraft Type	Average No. of Seats	Owned	Leased	Total	Average Age (Years)
B717	117	8	22	30	1.2
DC-9	106	23	6	29	32.4
Total		31	28	59	16.5

For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders on additional aircraft, see Notes 1, 4 and 8 to the consolidated financial statements.

As of December 31, 2001, all of our owned operating aircraft were encumbered under debt agreements.

We took delivery of 14 B717s in 2001 and have since taken delivery of two additional B717s in February 2002. As of December 31, 2001, we planned to take delivery of 12 B717 aircraft during 2002. On March 21, 2002, we amended our B717 purchase contract to acquire at total of 20 B717s in 2002 and 10 B717s in 2003 (see Management's Discussion and Analysis of Financial Condition and Results of Operations). These aircraft will be used to replace the DC-9s currently in operation and for growth.

A preliminary retirement schedule of our DC-9 aircraft as of March 21, 2002 is as follows:

Aircraft Type	2002	2003	2004

DC-9	14	9	6

The delivery and retirement schedules shown above represent our best estimates as of March 21, 2002. See Management's Discussion and Analysis of Financial Condition and Results of Operations. These estimates are regularly reviewed and subject to change based upon certain conditions including, but not limited to, our future operating and financial results.

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

We also lease the following facilities:

  approximately 20,000 square feet of office space in Atlanta for use as a reservations center under a lease which expires September 30, 2004;

  approximately 25,000 square feet of space in Atlanta for use as a training center under a lease which expires October 31, 2005;

  approximately 13,000 square feet of space in Savannah, Georgia for a reservations center under a lease which expires in February 2003; and

  approximately 91,000 square feet of space in Atlanta for a warehouse and engine repair facility under a lease which expires in May 2002.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we are engaged in litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock, $.001 par value, is traded on the New York Stock Exchange under the symbol "AAI." Prior to August 15, 2001, our common stock was traded on the American Stock Exchange under the symbol "AAI." The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2001 and 2000:
	2001		2000

Quarter	High	Low	High	Low

1st	$10.40	$6.50	$5.09	$3.72
2nd	$12.25	$7.50	$5.00	$3.88
3rd	$10.56	$2.60	$4.94	$3.94
4th	$7.18	$3.50	$7.38	$3.88

As of February 28, 2002, there were approximately 4,925 stockholders of record.

Dividends

Historically we have not declared cash dividends on our common stock. In addition, our debt indentures restrict our ability to pay cash dividends. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our Board of Directors.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

The following financial information for the five years ended December 31, 2001 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related Notes thereto included elsewhere herein.
	2001		2000		1999		1998		1997
Financial Data (in 000s, except per share data):

Operating revenues	$ 665,164		$ 624,094		$ 523,468		$ 439,307		$ 211,456

Net income (loss)	(2,757	) (1)	47,436		(99,394	) (2)	(40,738	) (3)	(96,663	) (4)

Earnings (loss) per common share:
Basic	(0.04)		0.72		(1.53)		(0.63)		(1.72)
Diluted	(0.04)		0.69		(1.53)		(0.63)		(1.72)

Total assets at year-end	497,816		546,255		467,014		376,406		433,864

Long-term debt obligations including current maturities at year-end	268,211		427,903		415,688		245,994		250,712

Operating Data:

Revenue passengers	8,302,732		7,566,986		6,460,533		5,462,827		3,005,731
Revenue passenger miles (RPM) (000s) (5)	4,506,007		4,115,745		3,473,490		3,244,539		1,597,585
Available seat miles (ASM) (000s) (6)	6,537,756		5,859,395		5,467,556		5,442,234		3,017,892
Passenger load factor (7)	68.9%		70.2%		63.5%		59.6%		52.9%
Break-even load factor (8)	66.3%		64.7%		59.4%		61.5%		76.4%
Average yield per RPM (9)	14.39	¢	14.70	¢	14.01	¢	12.97	¢	12.58	¢
Passenger revenue per ASM (10)	9.92	¢	10.32	¢	8.90	¢	7.73	¢	6.66	¢
Operating cost per ASM (11)	9.33	¢	9.27	¢	8.19	¢	7.91	¢	9.37	¢
Operating cost per ASM, excluding aircraft fuel (12)	7.20	¢	6.87	¢	6.94	¢	6.59	¢	7.75	¢
Average stage length (miles)	541		537		528		546		468
Average cost of aircraft fuel per gallon	93.85	¢	100.89	¢	49.95	¢	54.87	¢	69.00	¢
Average daily utilization (hours:minutes) (13)	9:54		10:18		9:54		9:42		8:25
Number of operating aircraft in fleet at end of period	59		53		47		50		53

Note: All special items listed below are pre-tax.

(1)

Includes a $28.0 million impairment loss related to our DC-9 fleet, an $18.1 million impairment loss/lease termination charge related to our retired B737 fleet, special charges of $2.5 million incurred during the federal ground stop order, a $29.0 million grant from the U.S. government pursuant to the Air Transportation Safety and System Stabilization Act (the Stabilization Act), and the cumulative effect of a change in accounting principle of $0.7 million.

(2)	Includes a $147.7 million impairment loss related to our DC-9 fleet and a gain of $19.6 million for a litigation settlement
(3)	Includes a $27.5 million impairment loss related to our B737 aircraft
(4)

Includes a $24.8 million charge related to the shutdown of the airline in 1996 and a $5.2 million charge for the renaming of the airline in connection with the merger with Airways Corporation in November 1997

(5)	The number of scheduled revenue miles flown by passengers
(6)	The number of seats available for passengers multiplied by the number of scheduled miles each seat is flown

(7)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(8)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis, excluding special items
(9)	The average amount one passenger pays to fly one mile
(10)	Passenger revenue divided by ASMs
(11)	Operating expenses, excluding special items, divided by ASMs
(12)	Operating expenses, excluding aircraft fuel expense and special items, divided by ASMs
(13)	The average number of hours per day that an aircraft flown is operated in revenue service

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as "anticipates," "expects," "intends," "believes," "will" or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

YEAR IN REVIEW

In 2001, we achieved a number of significant accomplishments during a highly challenging period in the commercial airline industry. Our operations continued to grow as we took delivery of 14 new Boeing 717-200 (B717) aircraft while inaugurating service to three new cities. Continuing with our aircraft fleet modernization program we retired four McDonnell Douglas DC-9 (DC-9) aircraft in addition to retiring the last four aircraft in our Boeing 737 (B737) fleet. We introduced new technologies that more quickly and easily process flight reservation information as well as streamlined the overall check-in process for our customers. Other strategic systems were implemented to optimize the scheduling of our flight crews and to automate key maintenance and engineering functions. During the second quarter of 2001, we successfully refinanced a portion of our debt obligations and recorded our tenth consecutive quarter of profitability (excluding special items).

Following the terrorist attacks against the United States on September 11, 2001 (the September 11 Events) we were faced with significant challenges to our operational and financial performance. Despite a slowing U.S. economy, which was generally having a negative effect on the demand for air travel prior to September 11, 2001, we believe we would have been profitable in the third and fourth quarters of the year were it not for the significant effect of the September 11 Events. The recent challenges have kept us focused on maintaining our low cost structure and have spurred innovative solutions to new market development. For example, using a market development program which we call the "Public/Private Partnership" we have joined with several local government and business interests to develop revenue guarantee programs and other marketing incentives to lessen the risks of new market entry. In addition, capacity reductions by certain major air carriers have created a number of opportunities which previously did not exist.

Looking forward to 2002, we anticipate returning to profitability in the second quarter and for the remainder of the year. We expect operating revenues to grow as we increase ASM capacity by 20 percent (including a resumption of flights which were curtailed following the September 11 Events representing approximately five percent). We plan to add 20 B717 aircraft while retiring 14 DC-9s, resulting in a net increase of six aircraft on a year-over-year basis. In 2001, particularly following the September 11 Events, certain operating expenses, primarily security and aircraft insurance costs, significantly increased compared to historical averages while fuel prices declined. Our security and aircraft insurance expenses are expected to remain significantly higher in 2002 compared to the costs we have experienced in the past. Although we were able to offset these increased operating expenses in 2001 with lower fuel prices, there can be no assurance we will be able to continue to offset any additional expenses resulting from further changes to security procedures or modifications to aircraft insurance costs.

RESULTS OF OPERATIONS

2001 Compared to 2000

Summary
We recorded a net loss, before the cumulative effect of a change in accounting principle, of $2.1 million in 2001 ($0.03 per diluted share) compared to 2000 net income of $47.4 million ($0.69 per diluted share). The cumulative effect of a change in accounting principle for 2001, which related to our adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was $0.7 million ($0.01 per diluted share), net of taxes of $0.1 million (see Note 2 to the consolidated financial statements). Our operating income for 2001, including special items of $19.6 million, was $35.7 million compared to $81.2 million in 2000. The 2001 special items in operating income reflect reductions in aircraft fleet values, aircraft lease termination charges, special charges related to the September 11 Events and the entire amount of compensation we expect to receive from the U.S. government pursuant to the Stabilization Act. Our nonoperating expenses for 2001, including a special item of $4.3 million, was $34.6 million compared to $33.7 million in 2000. The 2001 special item in nonoperating expenses represents additional debt discount amortization resulting from the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes. Upon conversion, we expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs associated with our 7.75% Convertible Notes. A summary of the 2001 special items, including where the amounts are recorded in our Consolidated Statements of Operations, is listed below (in millions):
	Income / (Expense)
Description	Operating	Nonoperating	Total

Reduction of B737 and DC-9 fleet values and lease termination charges (see Note 13)	$(46.1)	$-	$(46.1)
September 11th special charges (see Note 3)	(2.5)	-	(2.5)
Government grant (see Note 3)	29.0	-	29.0
Debt discount amortization (see Note 7)	-	(4.3)	(4.3)
	$(19.6)	$ (4.3)	$(23.9)
	===============	===============	===============

The net effect of these special items reduced our net income (loss) from $21.7 million to $(2.8) million and reduced our earnings (loss) per common share from $0.32 to $(0.04).

Operating Revenues

Our operating revenues for the year increased $41.1 million (6.6 percent) primarily due to an increase in passenger revenues. We increased our capacity (available seat miles or ASMs) by 11.6 percent due to the continuation of our fleet renewal program which resulted in the addition of 14 B717 aircraft and the retirement of four DC-9 and four B737 aircraft during the year. Our traffic (revenue passenger miles or RPMs) increased by 9.5 percent which when combined with the increase in ASMs resulted in a 1.3 percentage point decline in our passenger load factor. Our passenger yields also declined by 2.1 percent to 14.39 cents per RPM, which in conjunction with the higher traffic resulted in a $43.7 million increase in our passenger revenues. Cargo revenues declined by $2.2 million during the year due to the fact that we carried less mail for the U.S. Postal Service.

Our financial results for the first eight months of 2001 were considerably different from those of the remainder of the year primarily due to the impact of the September 11 Events on our passenger revenues. With the intent of providing a more meaningful understanding of this effect, we will further discuss the 2001 results in two time periods as follows: January through August, and September through December.

For the period of January through August 2001, the slowing of the U.S. economy resulted initially in greater price awareness by air travelers followed by an overall decline in the demand for air travel. This increased price awareness tended to benefit low fare airlines during this time period, as demonstrated by our revenue performance. Despite a nearly 18 percent increase in capacity during this period, we experienced even higher levels of passenger demand which resulted in our load factor increasing by 1.7 percentage points over the same period in the previous year. Our passenger yields also increased by 3.2 percent to 15 cents per RPM. This resulted in our passenger revenues increasing by $95.5 million over the comparable period in 2000.

Our passenger revenues for the period from September through December 2001 were significantly affected by the September 11 Events. In response to the terrorist attacks, the Federal Aviation Administration (FAA) immediately issued a federal ground stop order on September 11th, which prohibited all civil aviation flights from operation within the national airspace of the United States. The U.S. airspace was not reopened until September 13th, at which time we operated a portion of our pre-September 11th scheduled operations. Once flights resumed, passenger traffic and yields were significantly lower than we had experienced prior to September 11th. In an effort to match our capacity to the reduced level of demand, we reduced our operations to levels similar to those we operated during the same period in 2000, despite the fact that we had been successful in growing our capacity by 18 percent earlier in the year. In addition, many corporations curtailed their business travel and leisure travelers cancelled or postponed vacations, which forced airlines to reduce airfares in an attempt to stimulate demand. Despite these actions, our traffic dropped by over 11 percent which resulted in our passenger load factor declining eight percentage points compared to the previous year. Passenger yields also suffered during this period and declined nearly 15 percent year-over-year. This resulted in a $51.8 million, or 25 percent, decline in passenger revenues compared to the same time period in 2000.

Operating Expenses
Our operating expenses increased by $86.5 million (15.9 percent) on an ASM increase of 11.6 percent. Excluding the special items recognized during 2001 that are described above, our operating expenses increased by $66.9 million (12.3 percent). Operating cost per available seat mile (CASM), excluding the special items, increased 0.6 percent from 9.27 cents to 9.33 cents, primarily due to the aircraft rent associated with the lease financing of a greater number of aircraft and increased personnel costs.

Operating expenses per ASM for 2001 and 2000 were as follows:

	2001 (1)		2000		Percent Change

Salaries, wages and benefits	2.43	¢	2.34	¢	3.8%
Aircraft fuel	2.13		2.40		(11.3)
Maintenance, materials and repairs	1.05		1.25		(16.0)
Distribution	0.69		0.68		1.5
Landing fees and other rents	0.55		0.49		12.2
Marketing and advertising	0.28		0.28		-
Aircraft rent	0.54		0.22		145.5
Depreciation	0.43		0.39		10.3
Other operating	1.23		1.22		0.8

Total CASM	9.33	¢	9.27	¢	0.6%
	============		============		============
(1) CASM figures above were adjusted to exclude the following special items:
Impairment loss/lease termination of $46.1 million, special charges of $2.5 million and a government grant of $29.0 million.

Salaries, wages and benefits increased $21.7 million (15.8 percent overall or 3.8 percent on a CASM basis) primarily due to increases in the number of employees to support our year-over-year growth, in addition to contractual wage and benefit increases for our employee groups represented by labor unions.

Aircraft fuel expense, including fuel-hedging activities, decreased $1.0 million (0.7 percent overall or 11.3 percent on a CASM basis) primarily due to a 7.0 percent decrease in the average price per gallon of aircraft fuel, offset by a 6.5 percent increase in the quantity of fuel consumed in our flight operations. Our average price per gallon of aircraft fuel, including all fees and taxes, was 93.85 cents in 2001 compared to 100.89 cents in 2000. The 2001 and 2000 prices are net of $(2.5) million and $5.1 million in hedging gains (losses), respectively. The improvement in aircraft fuel CASM reflects the increased number of B717 aircraft and the retirement of DC-9 and B737 aircraft during 2001.

Maintenance, materials and repairs decreased $4.6 million (6.2 percent overall or 16.0 percent on a CASM basis) primarily due to fewer DC-9 and B737 airframe and engine repairs performed in accordance with our maintenance schedule. The timing of maintenance to be performed is predominantly determined by the number of hours the aircraft and engines are operated and their age. During 2001, we retired the B737 aircraft type from our operating fleet in addition to four DC-9 aircraft. The composition of our aircraft fleet continued to shift towards a greater percentage of new B717 aircraft which generally require less costly and less frequent scheduled maintenance.

Distribution expenses increased $5.4 million (13.6 percent overall or 1.5 percent on a CASM basis) primarily due to a higher volume of transactions incurring computer reservations system (CRS) fees. Our enplanement increase of 9.7 percent and $43.7 million growth in passenger revenues generally correlated to a greater amount of sales subject to credit card transaction fees and sales commissions. Credit card and commission expenses were up 10.6 percent and 6.2 percent, respectively.

Landing fees and other rents increased $6.9 million (24.1 percent overall or 12.2 percent on a CASM basis) primarily due to our operations growth, in terms of both the number of cities served and total departures. Service to four new cities was introduced in 2000: Grand Bahama Island, Minneapolis/St.Paul, Pittsburgh and Toledo; three new cities were introduced in 2001: Baltimore/Washington, Pensacola and Tallahassee. Our facilities rent increased $5.0 million, a significant portion of which came from the new cities we served. Our expanded operations generated an 8.8 percent increase in the level of departures, which in turn raised our landing fees by $2.2 million.

Marketing and advertising expenses grew by $2.1 million (12.5 percent overall, but flat on a CASM basis) as we increased our promotional activity to support our inauguration of service to three new cities.

Aircraft rent increased $22.7 million (180.3 percent overall or 145.5 percent on a CASM basis) as a result of the lease financing of new B717 aircraft. During 2001, we introduced one new B717 aircraft per month into our fleet, until December when three B717s were added, for a total of 14 new lease financed aircraft. In addition, during the first quarter of 2001, we lease financed three B717 aircraft which had been delivered in the fourth quarter of 2000 with interim financing from the manufacturer.

Depreciation expense increased by $5.1 million (22.0 percent overall or 10.3 percent on a CASM basis) due to an increase in DC-9 capitalized improvements, the reassessment of our B737 salvage values and the provisioning of spare parts for our growing B717 aircraft fleet.

Other operating expenses increased $8.6 million (12.1 percent overall or 0.8 percent on a CASM basis) primarily due to significant increases to passenger liability insurance coverage and security costs in the fourth quarter of 2001, employee training costs and passenger-related costs associated with our growth during 2001.

Impairment loss/lease termination expenses represent $38.8 million of charges related to decreases in the fair market values of our DC-9 and B737 aircraft fleets. These charges were calculated in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In addition, we recorded a $7.3 million charge related to the termination of a B737 lease. See Note 13 to the consolidated financial statements.

Special charges primarily represent operating costs incurred during the FAA's ground stop order following the September 11 Events.

Government grant represents the entire amount of compensation we expect to receive from the U.S. government pursuant to the Stabilization Act. This amount is discussed in Note 3 to the consolidated financial statements.

Nonoperating Expenses
Other expense, net, included interest income and interest expense, a special item and an adjustment related to our fuel hedges in accordance with SFAS 133. Interest income decreased 11.5 percent primarily due to lower rates of return on invested cash, partially offset by higher amounts of invested cash. Interest expense decreased 4.8 percent primarily due to overall lower debt obligations, partially offset by higher interest rates associated with our refinanced debt (see Note 7 to the consolidated financial statements). The special item represents additional debt discount amortization resulting from the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes. Upon conversion, we expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs associated with our 7.75% Convertible Notes. These amounts are shown on the Consolidated Statements of Operations as Convertible Debt Discount Amortization. In accordance with SFAS 133 (see Notes 5 and 16 to the consolidated financial statements)

we also recognized fuel-hedging gains of $2.2 million.

Provision for Income Taxes
Our income tax expense was $3.2 million compared to $0 in the prior year. The 2001 tax expense resulted from the utilization of a portion of our $141.0 million of net operating loss (NOL) carryforwards existing at December 31, 1998, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards. We have not recognized any benefit from the future use of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

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

Operating Revenues
Operating revenues increased by $100.6 million (19.2 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was principally driven by a 6.7 percentage point increase in load factor and a 4.9 percent increase in passenger yield. As a result, our unit revenue or RASM increased 16.0 percent to 10.3 cents.

During 2000, we increased our capacity, or ASMs, by 7.2 percent with the addition of eight new B717 aircraft. In addition, RPMs increased by 18.5 percent, resulting in a record load factor of 70.2 percent. The increase in passenger yield resulted primarily from additional business travelers purchasing higher fares during the year. Notwithstanding the improved passenger yield and passenger load factor, we continue to experience aggressive competition that could negatively impact future yields and loads.

Other revenues decreased $18.0 million (54.4 percent). Excluding a litigation settlement gain of $19.6 million in 1999, other revenues increased $1.6 million or 12.1 percent on a year-over-year basis.

Operating Expenses
Operating expenses decreased by $52.5 million (8.8 percent). Excluding the 1999 pre-tax SFAS 121 impairment charge of $147.7 million to reduce the book value of our DC-9 aircraft, operating expenses increased by $95.2 million or 21.3 percent. CASM increased by 13.2 percent, primarily due to a 105.5 percent increase in aircraft fuel expense. Excluding fuel costs, CASM decreased approximately 1.0 percent to 6.9 cents per ASM.

Salaries, wages and benefits increased $16.7 million (13.8 percent overall or 5.9 percent on a CASM basis) primarily due to contractual wage rate increases and additional personnel required for the higher level of operations in 2000.

Aircraft fuel expense increased $72.1 million (105.5 percent overall or 92.0 percent on a CASM basis) primarily due to increases in the cost of fuel. During 2000, the average cost of aircraft fuel per gallon was approximately $1.01, compared to an average cost per gallon in 1999 of approximately $0.50. The cost of aircraft fuel was net of approximately $5.3 million and $14.2 million in gains from hedging activities in 2000 and 1999, respectively.

Maintenance, materials and repairs decreased $13.1 million (15.2 percent overall or 20.9 percent on a CASM basis) primarily due to a lesser number of B737 and DC-9 airframe and engine repairs performed during 2000 in accordance with our maintenance schedule. The timing of maintenance to be performed is determined by the number of hours the aircraft and engines are operated and their age.

Distribution expenses increased $2.7 million (7.2 percent overall, but flat on a CASM basis) primarily due to an increase in commissionable sales generated by travel agents, offset by a rate reduction from 8.0 percent to 5.0 percent during the fourth quarter of 1999.

Landing fees and other rents increased $1.7 million (6.5 percent overall, but flat on a CASM basis) primarily due to increased departures. On a CASM basis, these expenses remained flat on a year-over-year basis. We operated 101,644 departures in 2000 and 96,858 departures in 1999, an increase of 4.9 percent.

Aircraft rent increased $7.7 million (159.1 percent overall or 144.4 percent on a CASM basis) primarily due to the lease financing associated with five of the eight new B717s delivered during 2000, as well as the sale-leaseback of seven DC-9 aircraft in the fourth quarter of 1999.

Depreciation expense decreased $5.4 million (19.1 percent overall or 25.0 percent on a CASM basis) primarily due to the reduction in book value of our DC-9 fleet as a result of the 1999 SFAS 121 impairment charge and the sale-leaseback of seven DC-9 aircraft in the fourth quarter of 1999.

Other operating expenses increased $12.1 million (20.6 percent overall or 13.0 percent on a CASM basis) primarily due to increased passenger related expenses associated with the greater number of passengers served, and to costs related to supporting and maintaining our existing automation systems.

Impairment loss/lease termination expenses reflect the decision we made in the fourth quarter of 1999 to accelerate the retirement of our owned DC-9 fleet to accommodate the introduction of the B717 fleet. This $147.7 million impairment charge was recorded in accordance with SFAS 121 and is discussed in Note 13 to the consolidated financial statements.

Nonoperating Expenses
Interest expense, net, increased 36.7 percent, primarily due to the debt financing of eight B717 aircraft delivered in the third and fourth quarters of 1999, as well as three B717s delivered in the fourth quarter 2000. The 1999 deliveries were financed utilizing the proceeds from the issuance of enhanced equipment trust certificates (EETCs). Three of the 2000 deliveries were financed utilizing debt issued by an affiliate of the airframe manufacturer. Offsetting a portion of the increased interest expense, interest income increased 76.0 percent as a result of higher invested cash balances.

Provision for Income Taxes

As of December 31, 2000, we had not recognized any benefit from the future use of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicated that the underlying assumptions of future profitable operations contained risks that did not provide sufficient assurance to recognize such tax benefits at that time. As a result, income tax expense was $0 and $2.7 million in 2000 and 1999, respectively. The 1999 tax expense resulted from the utilization of a portion of our $141.0 million of NOL carryforwards existing at December 31, 1998, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit or short-term borrowing facilities. As of December 31, 2001, our cash and cash equivalents, including restricted cash, totaled $130.0 million compared to $103.8 million at December 31, 2000. The deferral of $16.5 million in excise tax payments until January 2002 in accordance with the Stabilization Act is reflected in our 2001 year-end cash balance. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent our access to capital is constrained, we may not be able to make certain capital expenditures or continue to implement certain other aspects of our strategic plan.

As of December 31, 2001, our cash and cash equivalents including restricted cash increased by $26.2 million compared to December 31, 2000. Net cash provided by operating activities was $95.4 million for 2001, a $26.0 million increase over the prior year. Our operating cash flow results for 2001 reflect the receipt of $24.6 million from the U.S. Department of Transportation and the deferral of $16.5 million in excise tax payments until January 2002 in accordance with the Stabilization Act.

Net cash used for investing activities was $31.2 million and consisted of purchases of property and equipment and the payment of aircraft purchase deposits offset in part by proceeds from the disposal of equipment. In 2001, we sold 17 B717s (14 of which were acquired from Boeing during 2001, as discussed below) under our lease financing commitment with Boeing Capital Services Corporation (Boeing Capital). Our lease financing commitment was for the purchase and sale-leaseback of up to 20 B717s. By the end of 2001 all 20 aircraft under this commitment were purchased with corresponding sale-leaseback transactions completed. Related to the refinancing of certain debt obligations (see "Other Information" below), Boeing Capital's purchase price under the lease financing commitment was increased by $3.1 million per aircraft for the fourth through twentieth B717 deliveries, or $52.7 million in the aggregate. The majority of these transactions with Boeing Capital, including the related debt repayments (see "Other Information" below), are noncash items. Our property and equipment purchases primarily consisted of spare parts and equipment provisioning for the B717 aircraft, and to a lesser extent capital expenditures on leasehold improvements and computer equipment to support our operations growth particularly in the three new cities now served. In 2001, we paid $13.3 million in purchase deposits for future B717 aircraft deliveries.

Net cash used for financing activities was primarily related to the refinancing of certain debt obligations associated with the Boeing Capital transactions (see "Other Information" below).

As of December 31, 2001, our deliveries of B717s from the Boeing Company (Boeing) totaled 30 aircraft. Initially, we contracted with Boeing to purchase 50 B717s for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. During 2000, we revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries, in addition to recharacterizing the 50 option aircraft to provide for 25 options, 20 purchase rights and five rolling options. The options and purchase rights, to the extent exercised, would provide for delivery to us of all of our B717s on or before September 30, 2005. Prior to this revision, we had committed to purchase 50 B717s during the following years: 1999 (eight aircraft), 2000 (eight aircraft), 2001 (16 aircraft) and 2002 (18 aircraft). Also prior to the revision, the 50 option aircraft, if exercised, would have been available for delivery between January 2003 and January 2005.

As of December 31, 2001, our remaining commitments with respect to B717 aircraft were for the acquisition of 12 aircraft in 2002 and 11 aircraft in 2003. Aggregate funding, net of previously paid purchase deposits, required for these aircraft commitments was approximately $470.2 million at December 31, 2001. On March 21, 2002, we amended our B717 purchase contract as follows: (i) our commitments to acquire B717s in 2002 increased from 12 aircraft to 20 aircraft, comprised of 13 firm and seven option aircraft; (ii) our commitments to acquire B717s in 2003 decreased from 11 aircraft to 10 aircraft, comprised of nine firm and one option aircraft; and (iii) purchase deposits that were previously paid for aircraft deliveries in 2002 will be applied to future aircraft deliveries, rather than reducing the balance of the total purchase price due at delivery. Although we expect to finance the acquisition of these aircraft, we did not have financing in place for these aircraft as of December 31, 2001. We have since signed a lease financing proposal from Boeing Capital for 19 (20 at Boeing Capital's option) new or previously owned B717 aircraft to be delivered in 2002. According to this proposal, the lease term for each of these aircraft commences upon delivery and will continue for 18 to 19 years, at which time we can renew the lease at fair market rental or purchase the aircraft at the greater of a predetermined amount or its fair market value. If completed as contemplated, this lease financing will reduce our aggregate funding requirements for aircraft commitments to $211.3 million representing the aircraft to be purchased for 2003. Funding is subject to finalization of definitive agreements and other conditions. See Note 4 to the consolidated financial statements.

With respect to future B717 option deliveries, we had 21 options, 20 purchase rights and five rolling options at December 31, 2001. Three of the 25 options were exercised with two B717s having been delivered in 2001, and one B717 exercised for a scheduled delivery in 2003; one option expired unexercised. In connection with the amendments discussed above, we will exercise an additional seven options, for which no additional purchase deposit payments will be required, with delivery scheduled for 2002. If we exercise our options to acquire additional aircraft, additional payments could be required for these aircraft beginning in 2002. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

During 2001, we took delivery of 14 new B717 aircraft that were financed by Boeing Capital as follows: 13 were delivered and simultaneously sold and leased-back from Boeing Capital, and one was purchased with a loan provided by Boeing Capital (the loan was fully repaid in February 2001 and the aircraft was contemporaneously sold and leased-back from Boeing Capital).

As of December 31, 2001, our debt obligations totaled $268.2 million, with respect to which substantially all our assets are pledged as security. Our debt obligations are comprised of $130.2 million of 10.63% EETCs, of which a portion of interest and principal is payable semiannually through April 2017, and certain debt obligations due to Boeing Capital, as described in Other Information below. The EETC proceeds were used to replace loans for the purchase of the first 10 B717 aircraft delivered (all 10 aircraft were pledged as collateral for the EETCs). Eight EETC-financed B717s were delivered in 1999, and the remaining two deliveries occurred in 2000. During 2000, we sold and leased back two of the EETC-financed B717s in a leveraged lease transaction reducing the outstanding principal amount of the EETCs by $35.9 million.

In addition to our $130.0 million in cash, cash equivalents and restricted cash as of December 31, 2001, we have other financing sources available to meet our future liquidity requirements, including, but not limited to: (i) the receipt of the remaining $4.3 million of the U.S. government grant; (ii) securitization of future operating receipts; (iii) unsecured borrowings; and (iv) any borrowings backed by federal loan guarantees pursuant to the Stabilization Act.

Our contractual obligations and commitments to be paid were the following as of December 31, 2001 (in millions):

Nature of commitment	2002	2003	2004	2005	2006	There- after

Operating lease payments for aircraft and facility obligations	$81.2	$81.1	$76.3	$74.3	$72.7	$668.0
Aircraft purchase commitments (1)	236.5	233.7	-	-	-	-
Long-term debt obligations (2)	13.4	10.3	11.5	15.1	15.7	214.5

Total contractual obligations and commitments	$331.1	$325.1	$87.8	$89.4	$88.4	$882.5
	===========	===========	===========	===========	===========	===========

(1) Net of previously paid purchase deposits.
(2) Excludes related interest payments.

Our contractual obligations and commitments, as described in the preceding table, have been modified by the amendments to our B717 purchase contract described above and would be modified if transactions subject to the lease financing proposal from Boeing Capital are completed as contemplated. The lease financing proposal provides for the lease-finance of a total of 20 B717s scheduled for delivery during 2002 (see Note 16 to the consolidated financial statements). The amounts in the table above have been modified by the amendments as follows: (i) aircraft purchase commitments have increased for 2002 and decreased for 2003; and (ii) purchase deposits that were previously paid for aircraft deliveries in 2002 will be applied to future aircraft deliveries, rather than reducing the balance of the total purchase price due at delivery. The amounts in the table above would also be modified by the lease financing proposal as follows: (i) aggregate operating lease payments for aircraft would increase for all periods; and (ii) aggregate aircraft purchase commitments would decrease in 2002. Our contractual obligations and commitments after giving effect to the above described amendments and lease financing proposal, are as follows (in millions):

	2002	2003	2004	2005	2006	There- after

Revised total contractual obligations and commitments	$113.7	$354.0	$139.7	$141.3	$140.3	$1,507.8
	===========	===========	===========	===========	===========	===========

A variety of assumptions were necessary in order to derive the information described in the paragraph herein, including, but not limited to: (i) our decision to acquire new versus previously owned B717 aircraft; (ii) the timing of aircraft delivery dates; and (iii) estimated rental factors which are correlated to floating interest rates prior to delivery. Our actual results may differ from these estimates under different assumptions or conditions.

Other Information
We entered into an amended and restated financing commitment with Boeing Capital on March 22, 2001, and a series of definitive agreements on April 12, 2001, in order to refinance our 10 1/4% ($150.0 million) senior notes and AirTran Airways, Inc.'s 10 1/2% ($80.0 million) senior secured notes due April 2001 (collectively, the Existing Notes), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

11.27% Senior secured notes of AirTran Airways, Inc. due 2008	$166,400
13.00% Subordinated notes of AirTran Holdings, Inc. due 2009	17,500
7.75% Convertible notes of AirTran Holdings, Inc. due 2009	17,500

$201,400
==============

Under the new senior secured notes issued by our operating subsidiary, AirTran Airways, principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of eleven sale-leaseback transactions for B717 aircraft. During 2001, all eleven prepayments were completed. The new senior secured notes are secured by substantially all of the assets of AirTran Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of four percent and in the sixth year at a premium of two percent. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of our common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in five years. This amount is being amortized to interest expense over the life of the new senior secured notes.

Under the subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25 percent of AirTran Airways' net income (which, subject to applicable law, AirTran Airways is required to dividend to us in cash on a quarterly basis for payment to the lender). During 2001, we paid $3.3 million in principal on the subordinated notes in accordance with the requirements to pay 25 percent of AirTran Airways' quarterly net income.

The convertible notes bear a higher rate of interest, specifically 12.27 percent if our average common stock price during a calendar month is below $6.42. If our average common stock price remained below $6.42 each calendar month of 2002, we would incur approximately $0.2 million in additional expense under this provision. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at approximately $5.6 million. This amount is being amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We are able to require Boeing Capital's conversion of the notes under certain circumstances.

During the third quarter of 2001, Boeing Capital exercised approximately two-thirds of their conversion rights resulting in a decrease of $12 million of principal on the 7.75% Convertible Notes. In connection with the conversion, we issued approximately 2.2 million shares of our common stock to Boeing Capital. In accordance with generally accepted accounting principles, we expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs. These amounts are shown on the Consolidated Statements of Operations as "Other (Income) Expense - Convertible Debt Discount Amortization."

The subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

Critical Accounting Policies and Estimates
General. The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Our actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements.

Revenue Recognition. Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

Accounting for Long-Lived Assets. We have approximately $308.7 million of long-lived assets as of December 31, 2001, including approximately $260 million of flight equipment and related equipment. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by us including estimated useful lives, salvage values and in 2001 and 1999, impairment charges. Effective July 1, 2001, in order to more accurately reflect the expected useful lives of our B717 aircraft, we changed the estimate of the useful life of this aircraft type from 25 to 30 years. As a result of this change, depreciation and amortization expense is expected to be reduced by approximately $1.2 million on an annualized basis going forward. In accordance with SFAS 121, we record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of assets are less than the aggregate carrying amount of the assets. In this circumstance, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations, and estimated salvage values. During 2001, we determined our DC-9 and B737 aircraft fleets were impaired in accordance with SFAS 121 and recorded impairment charges of $28.0 million and $10.8 million, respectively. During 1999, we also recorded an impairment charge of $147.7 million on our DC-9 aircraft fleet in accordance with SFAS 121. These charges are discussed in Note 13 to the consolidated financial statements.

Spare Parts, Materials and Supplies. Spare parts, materials and supplies are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Recently Issued Accounting Standards
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. We will apply SFAS 142 beginning in the first quarter of 2002 and discontinue the amortization of our trade name, an indefinite-life intangible asset and goodwill. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income in 2002 of approximately $1.4 million ($.02 per share). We will be required to test the goodwill and trade name for impairment annually in accordance with SFAS 142. We have performed the first of the required impairment tests for the trade name and goodwill as of January 1, 2002 and will not have any impairment of these assets upon adoption.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, and applies to all long-lived assets (including discontinued operations). We do not expect this standard to have a material impact on our future financial position or results of operations.

B717 Aircraft Program Update
Boeing recently evaluated the production and delivery schedules of its commercial airplane programs, in light of current market conditions. After a thorough evaluation of the program and market, Boeing made a business decision to continue production of the B717. While Boeing stated the B717 is the leading 100-passenger airplane, due to reduced near-term demand following the September 11 Events, the program will go forward with a lower production rate and revised delivery projections. Our delivery schedule has not been affected by Boeing's decision to lower production rates. In 2002, we anticipate taking delivery of 20 new B717s.

New Service
We recently announced the launch of new service from Rochester, New York and Wichita, Kansas, our 37th and 38th destinations, respectively. Our new service to these new cities is a result of their local governments and business interests providing revenue guarantee programs and other marketing incentives to lessen the risks of our entry into these new markets. Nonstop service from Rochester to Atlanta, Georgia and Baltimore/Washington International Airport (BWI) begins in March 2002. Nonstop service from Wichita to Atlanta, Georgia and Chicago, Illinois' Midway International Airport begins in May 2002.

During 2001, we inaugurated new service to BWI, and the Florida cities of Tallahassee and Pensacola. The new service to Tallahassee is the result of agreements with the City of Tallahassee offering revenue guarantees, reduced facility costs and marketing incentives, as well as an exclusive air service contract with the State of Florida. The commencement of service to Pensacola coincided with simultaneous termination of service to Fort Walton Beach, Florida. The Pensacola Airport, Chamber of Commerce and other Gulf Coast parties presented us with an incentive package that includes reduced facilities costs and marketing dollars, as well as covering moving expenses. More than 300 corporate, government and other entities committed funds to an air travel bank in support of this new service.

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

Interest Rates

As of December 31, 2001 and 2000, the fair value of our long-term debt was estimated to be $258.5 million and $439.0 million, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $12.6 million as of December 31, 2001, and approximately $11.1 million as of December 31, 2000.

Aviation Fuel

Our results of operations are impacted by changes in the price of aircraft fuel. Excluding special items, aircraft fuel accounted for 22.9 percent and 25.9 percent of our operating expenses in 2001 and 2000, respectively. Based on our 2002 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel for the year ending December 31, 2001, would increase fuel expense for the next twelve months by approximately $14.4 million, net of hedging instruments outstanding at December 31, 2001. Comparatively, based on 2001 fuel usage, a 10 percent increase in fuel prices would have resulted in an increase in fuel expense of approximately $13.9 million, net of hedging instruments utilized during 2001. In 2001, we entered into fuel-hedging contracts consisting of swap agreements to protect against increases in aircraft fuel prices. At December 31, 2001, we had hedged approximately 30 percent of our projected fuel requirements for 2002, as compared to approximately 50 percent of our projected fuel requirements for the first quarter of 2001 and 30 percent for the remainder of 2001 at December 31, 2000.

Recent terminations of our aircraft fuel hedges in place as of December 31, 2001, are discussed in Note 16 to our consolidated financial statements. On November 28, 2001, the credit rating of the counterparty to all of our fuel-related hedges was downgraded, and the counterparty declared bankruptcy on December 2, 2001. Due to the deterioration of the counterparty's creditworthiness, we no longer consider the financial contracts with the counterparty to be highly effective in offsetting our risk related to changing fuel prices because of the consideration of the possibility that the counterparty will default by failing to make contractually required payments as scheduled in the derivative instrument. As a result, on November 28, 2001, hedge accounting treatment was discontinued prospectively for our derivative contracts with this counterparty in accordance with SFAS 133. Gains and losses previously deferred in "Accumulated other comprehensive loss" will continue to be reclassified to earnings as the hedged item affects earnings. Beginning on November 28, 2001, changes in fair value of the derivative instruments have been marked to market through earnings. This resulted in a charge of $0.2 million, which is included in the amount presented as "SFAS 133 adjustment" in our Consolidated Statements of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted as a separate section of this report. See pp. 44 - 95.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 15, 2002, which Proxy Statement is to be filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 15, 2002, which Proxy Statement is to be filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The information required by this Item is incorporated herein by reference to the data under the heading "STOCK OWNERSHIP" in the Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 15, 2002, which Proxy Statement is to be filed with the Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The response to this portion of Item 14 is submitted as a separate section of this report.
2.	The response to this portion of Item 14 is submitted as a separate section of this report.
3.	Exhibit 10.22	Employment Agreement dated as of September 6, 2001, between the Company and Joseph B. Leonard
Exhibit 13	Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001 (to be deemed filed only to the extent required by the Instructions to Exhibits for Reports on Form 10-K)
Exhibit 21.1	Subsidiaries of AirTran Holdings, Inc.
Exhibit 21.2	Subsidiaries of AirTran Airways, Inc.
Exhibit 23.1	Consent of Independent Auditors - AirTran Holdings, Inc.
Exhibit 23.2	Consent of Independent Auditors - AirTran Airways, Inc.

(b)	AirTran Holdings, Inc. (the Company) has filed the following Current Reports on Form 8-K:

Date of Report	Subject of Report
October 31, 2001	Press release announcing financial results for the third quarter of 2001.

(c)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.
Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (As amended on March 27, 2000) (13)
4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)
10.2	1993 Incentive Stock Option Plan (2)(3)
10.3	1994 Stock Option Plan (2)(3)
10.4	1995 Employee Stock Purchase Plan (4)
10.5

Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)
10.7	1996 Stock Option Plan (3)(6)
10.8	Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy (3) (7)
10.9	Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan (3) (7)
10.10	Airways Corporation 1995 Stock Option Plan (3)(8)
10.11	Airways Corporation 1995 Directors Stock Option Plan (3)(8)
10.12	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)
10.13	Orlando International Lease and Use Agreement (10)
10.14	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)
10.15	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)
10.16	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)
10.17

Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.18	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)
10.19	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)
10.20	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)
10.21	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)
10.22	Employment Agreement dated as of September 6, 2001, between the Company and Joseph B. Leonard (3)
13	Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001 (to be deemed filed only to the extent required by the Instructions to Exhibits for Reports on Form 10-K)
21.1	Subsidiaries of AirTran Holdings, Inc.
21.2	Subsidiaries of AirTran Airways, Inc.
23.1	Consent of Independent Auditors - AirTran Holdings, Inc.
23.2	Consent of Independent Auditors - AirTran Airways, Inc.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.
(5)

Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-24164, filed with the Commission on March 29, 1996 and amendment thereto.

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.
(8)	Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-26914, filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC.

By:/s/ Joseph B. Leonard Joseph B. Leonard Chairman and Chief Executive Officer Date: March 27, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard	March 27, 2002
Joseph B. Leonard Chairman of the Board and Chief Executive Officer

/s/ Robert L. Fornaro	March 27, 2002
Robert L. Fornaro President and Chief Operating Officer

/s/ Stanley J. Gadek	March 27, 2002
Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

March 27, 2002
J. Veronica Biggins Director

/s/ Don L. Chapman	March 27, 2002
Don L. Chapman Director

/s/ Lewis H. Jordan	March 27, 2002
Lewis H. Jordan Director

March 27, 2002
Robert L. Priddy Director

March 27, 2002
Robert D. Swenson Director

/s/ William J. Usery	March 27, 2002
William J. Usery Director

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN AIRWAYS INC.

By:/s/ Joseph B. Leonard Joseph B. Leonard Chairman and Chief Executive Officer Date: March 27, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard	March 27, 2002
Joseph B. Leonard Chairman of the Board and Chief Executive Officer

/s/ Robert L. Fornaro	March 27, 2002
Robert L. Fornaro President and Chief Operating Officer

/s/ Lewis H. Jordan	March 27, 2002
Lewis H. Jordan Director

ANNUAL REPORT ON FORM 10-K ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA CERTAIN EXHIBITS

FINANCIAL STATEMENT SCHEDULE YEAR ENDED DECEMBER 31, 2001 AirTran Holdings, Inc. and AirTran Airways, Inc. Orlando, Florida

The following consolidated financial statements are incorporated by reference in Item 8:

CONTENTS	PAGE

AirTran Holdings, Inc.

Consolidated statements of operations - Years ended
December 31, 2001, 2000, and 1999

Consolidated balance sheets - December 31, 2001, and 2000

Consolidated statements of stockholders' equity (deficit) - Years ended
December 31, 2001, 2000, and 1999

Consolidated statements of cash flows - Years ended
December 31, 2001, 2000, and 1999

Notes to consolidated financial statements - December 31, 2001

AirTran Airways, Inc.

Consolidated combined statements of operations - Years ended
December 31, 2001, 2000, and 1999

Consolidated combined balance sheets - December 31, 2001, and 2000

Consolidated combined statements of stockholder's equity (deficit) - Years ended
December 31, 2001, 2000, and 1999

Consolidated combined statements of cash flows - Years ended
December 31, 2001, 2000, and 1999

Notes to consolidated combined financial statements - December 31, 2001

44 - 45 46 - 47 48 49 - 50 51 - 70 72 73 - 74 75 76 - 77 78 - 95

The following consolidated financial statements schedules are included in Item 14(d):
Schedule II (a) - Valuation and qualifying accounts - AirTran Holdings, Inc. Schedule II (b) - Valuation and qualifying accounts - AirTran Airways, Inc.

All other schedules for which provision is made, in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Auditors

The Stockholders and Board of Directors

AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc., at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2001, the Company changed its method of accounting for derivative financial instruments.

ERNST & YOUNG LLP

Atlanta, Georgia

January 28, 2002

except for Note 16 as to which the date is March 21, 2002

AirTran Holdings, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Operating Revenues:
Passenger	$648,486	$604,826	$486,487
Cargo	1,937	4,183	3,888
Other	14,741	15,085	33,093
Total operating revenues	665,164	624,094	523,468

Operating Expenses:
Salaries, wages and benefits	159,057	137,391	120,737
Aircraft fuel	139,355	140,404	68,331
Maintenance, materials and repairs	68,670	73,238	86,374
Distribution	45,400	39,972	37,278
Landing fees and other rents	35,672	28,752	27,004
Marketing and advertising	18,468	16,412	15,643
Aircraft rent	35,363	12,616	4,869
Depreciation	28,159	23,087	28,533
Other operating	79,699	71,071	58,952
Impairment loss/lease termination	46,069	-	147,735
Special charges	2,494	-	-
Government grant	(28,951)	-	-
Total operating expenses	629,455	542,943	595,456
Operating Income (Loss)	35,709	81,151	(71,988)

Other (Income) Expense:
Interest income	(4,959)	(5,602)	(3,183)
Interest expense	37,441	39,317	27,850
Convertible debt discount amortization	4,291	-	-
SFAS 133 adjustment	(2,204)	-	-
Other (income) expense, net	34,569	33,715	24,667

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,140	47,436	(96,655)
Provision for income taxes	3,240	-	2,739
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(2,100)	47,436	(99,394)
Cumulative effect of change in accounting principle, net of tax	(657)	-	-
Net Income (Loss)	$(2,757)	$47,436	$(99,394)
	==============	==============	==============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Operations (Continued) (In thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Earnings (Loss) Per Common Share
Basic Earnings (Loss) Per Common Share Before Cumulative Effect of Change in Accounting Principle	$(0.03)	$0.72	$(1.53)
Cumulative Effect of Change in Accounting Principle	(0.01)	-	-
Net Income (Loss) Per Share, Basic	$(0.04)	$0.72	$(1.53)
	==============	==============	==============
Diluted Earnings (Loss) Per Common Share Before Cumulative Effect of Change in Accounting Principle	$(0.03)	$0.69	$(1.53)
Cumulative Effect of Change in Accounting Principle	(0.01)	-	-
Net Income (Loss) Per Share, Diluted	$(0.04)	$0.69	$(1.53)
	==============	==============	==============
Weighted-Average Shares Outstanding
Basic	67,774	65,759	65,097
	==============	==============	==============
Diluted	67,774	69,175	65,097
	==============	==============	==============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Balance Sheets (In thousands, except per share data)
	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$103,489	$78,127
Restricted cash	26,540	25,710
Accounts receivable, less allowance of $667 and $1,231 at December 31, 2001 and 2000, respectively	7,367	9,388
Spare parts, materials and supplies, less allowance for obsolescence of $565 and $6,171 at December 31, 2001 and 2000, respectively	8,228	10,536
Government grant receivable	4,333	-
Prepaid expenses and other current assets	9,731	10,852
Total current assets	159,688	134,613

Property and Equipment:
Flight equipment	235,665	340,952
Less: Accumulated depreciation	(14,871)	(23,300)
	220,794	317,652

Purchase deposits for flight equipment	39,396	26,194

Other property and equipment	31,407	27,461
Less: Accumulated depreciation	(16,733)	(16,018)
	14,674	11,443
Total property and equipment	274,864	355,289

Other Assets:
Intangibles resulting from business acquisition	12,286	15,080
Trademarks and trade names	21,567	22,401
Debt issuance costs	9,855	5,608
Other assets	19,556	13,264
Total assets	$497,816	$546,255
	==============	==============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Balance Sheets (Continued) (In thousands, except per share data)
	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,231	$8,678
Accrued and other liabilities	108,269	59,859
Air traffic liability	38,457	33,765
Current portion of long-term debt	13,439	62,491
Total current liabilities	168,396	164,793

Long-term debt, less current portion	254,772	365,412

Other liabilities	41,241	8,190

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 69,528 and 65,823 shares issued and outstanding at December 31, 2001 and 2000, respectively	70	66
Additional paid-in capital	186,190	151,044
Accumulated other comprehensive loss	(6,846)	-
Accumulated deficit	(146,007)	(143,250)
Total stockholders' equity	33,407	7,860

Total liabilities and stockholders' equity	$497,816	$546,255
	==============	==============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Stockholders' Equity (Deficit) (In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 1998	64,898	$65	$146,857	$(91,292)	$-	$55,630
Issuance of common stock for exercise of options	226	-	1,031	-	-	1,031
Issuance of common stock under stock purchase plan	51	-	202	-	-	202
Issuance of common stock in litigation settlement	523	1	2,499	-	-	2,500
Net loss	-	-	-	(99,394)	-	(99,394)
Balance at December 31, 1999	65,698	66	150,589	(190,686)	-	(40,031)
Issuance of common stock for exercise of options	63	-	190	-	-	190
Issuance of common stock under stock purchase plan	62	-	265	-	-	265
Net income	-	-	-	47,436	-	47,436
Balance at December 31, 2000	65,823	66	151,044	(143,250)	-	7,860
Issuance of common stock for exercise of options	1,460	2	5,037	-	-	5,039
Issuance of common stock under stock purchase plan	31	-	217	-	-	217
Issuance of debt with beneficial conversion feature	-	-	5,618	-	-	5,618
Issuance of detachable stock purchase warrants	-	-	12,276	-	-	12,276
Issuance of common stock for debt	2,214	2	11,998	-	-	12,000
Net loss	-	-	-	(2,757)	-	(2,757)
Other comprehensive loss	-	-	-	-	(6,846)	(6,846)
Total comprehensive loss						(9,603)
Balance at December 31, 2001	69,528	$70	$186,190	$(146,007)	$(6,846)	$33,407
	=============	==============	==================	====================	====================	===================
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities:
Net income (loss)	$(2,757)	$47,436	$(99,394)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	31,627	26,078	30,432
Amortization of deferred gains from sale and leaseback of aircraft	(2,547)	-	-
Impairment loss/lease termination	46,069	-	147,735
Provisions for uncollectible accounts	2,697	4,626	4,022
Convertible debt discount amortization	4,291	-	-
Loss on asset disposal	789	-	-
SFAS 133 adjustment	(2,204)	-	-
Deferred income taxes	2,252	-	2,387
Cumulative effect of change in accounting principle	657	-	-
Changes in current operating assets and liabilities:
Restricted cash	(830)	(7,641)	(4,610)
Accounts receivable	(676)	(6,415)	(3,837)
Government grant receivable	(4,333)	-	-
Spare parts, material and supplies	(1,627)	(5,312)	(1,657)
Other assets	3,858	(3,943)	(3,430)
Accounts payable, accrued and other liabilities	13,422	4,289	(636)
Air traffic liability	4,692	10,274	6,469
Net cash provided by operating activities	95,380	69,392	77,481

Investing activities:
Purchases of property and equipment	(31,223)	(77,709)	(187,667)
(Payment) refund of aircraft purchase deposits	(13,252)	(6,770)	4,374
Restricted funds for aircraft purchases	-	39,232	(39,232)
Proceeds from disposal of equipment	13,297	48,980	24,815
Net cash provided by (used for) investing activities	(31,178)	3,733	(197,710)

Financing activities:
Issuance of long-term debt	201,400	-	244,756
Debt issuance costs	(6,028)	-	(1,739)
Payments of long-term debt	(239,468)	(53,555)	(76,801)
Proceeds from sale of common stock	5,256	455	1,233
Net cash provided by (used for) financing activities	(38,840)	(53,100)	167,449

Net increase in cash and cash equivalents	25,362	20,025	47,220
Cash and cash equivalents at beginning of period	78,127	58,102	10,882
Cash and cash equivalents at end of period	$103,489	$78,127	$58,102
	===============	===============	===============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Cash Flows (Continued) (In thousands)

	Year ended December 31,
	2001	2000	1999
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$35,530	$35,607	$23,911
Cash paid for income taxes	1,506	1,141	420
Noncash financing and investing activities:
Purchase and sale and leaseback of aircraft	305,271	62,608	-
Gain on sale and leaseback of aircraft and payment of debt	34,100	-	-
Repayment of debt and sale and leaseback of aircraft	63,144	-	-
Conversion of debt to equity	12,000	-	-
Acquisition of equipment for debt	-	63,144	-
Acquisition of equipment for capital leases	-	2,627	-
Acquisition of rotable inventory	19,658	-	-

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2001

1.  Summary of Significant Accounting Policies

Basis of Presentation and Business

Our consolidated financial statements include the accounts of AirTran Holdings, Inc. (AirTran) and our wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

AirTran Airways, Inc. offers scheduled air transportation of passengers and mail, serving short-haul markets primarily in the eastern United States.

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

Spare Parts, Materials and Supplies

Spare parts, materials and supplies are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Property and Equipment

Property and equipment is stated on the basis of cost. Flight equipment is depreciated to its salvage values using the straight-line method.

The estimated salvage values and depreciable lives are periodically reviewed for reasonableness, and revised if necessary. The Boeing 717 (B717) fleet has a salvage value of 10 percent. At July 1, 2001, we revised the useful lives on our B717 fleet, as outlined below, in order to more accurately reflect the estimated useful life of the aircraft:

	2001 Useful Life	2000 Useful Life
Airframes	30 years	25 years
Engines	30 years	25 years
Aircraft parts	30 years	5 years

The effect of this change for the year ended December 31, 2001, was to decrease our net loss by approximately $0.6 million, or $0.01 per share.

In conjunction with the 2001 impairment charge (see Note 13), the McDonnell Douglas DC-9 (DC-9) fleet was written down to its fair market value. Accordingly, the salvage values were revised to 40 percent, and the useful lives were revised to range from three months to two years. In conjunction with the 2001 impairment charge, the Boeing 737 (B737) fleet was written down to its fair market value and subsequently retired. Aircraft parts are depreciated over the respective fleet life to a salvage value of five percent.

Other property and equipment is depreciated over three to 10 years.

Measurement of Impairment

In accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. See Note 13.

Intangibles

The trade name and intangibles resulting from business acquisitions consist of cost in excess of net assets acquired, and are being amortized using the straight-line method over 30 years. Accumulated amortization at December 31, 2001 and 2000, was approximately $6.4 million and $5.1 million, respectively. Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill and indefinite lived intangibles, such as trade names, will no longer be amortized but will be subject to periodic impairment reviews. See "Recently Issued Accounting Standards" below.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted-average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. In 2001, 2000 and 1999, approximately $8.0 million, $8.8 million and $6.7 million of interest cost was capitalized, respectively.

Aircraft and Engine Maintenance

We account for airframe and engine overhaul costs using the direct-expensing method. Overhauls are performed on a continuous basis, and the cost of overhauls and routine maintenance costs for airframe and engine maintenance are charged to maintenance expense as incurred.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $17.5 million, $15.7 million and $14.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Revenue Recognition

Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

Frequent Flyer Program

We accrue the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program.

Stock-Based Compensation

We grant stock options for a fixed number of shares to our officers, directors, key employees and consultants, with an exercise price equal to or below the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and accordingly recognize compensation expense only if the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we will continue to account for stock-based compensation in accordance with APB 25. See Note 11.

Financial Derivative Instruments

We utilize derivative instruments, including crude oil and heating oil based derivatives, to hedge a portion of our exposure to jet fuel price increases. These instruments consist primarily of fixed price swap agreements and collar structures. Prior to 2001, periodic settlements under the agreement were recognized as a component of fuel expense when the underlying fuel hedged was used. However, beginning January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which changed the way we account for financial derivative instruments. See Notes 2 and 5.

Upon early termination of a derivative contract, gains and losses deferred in other comprehensive income (loss), would continue to be reclassified to earnings as the related fuel is used. Gains and losses deferred in other comprehensive gain (loss) related to derivative instruments hedging forecasted transactions would be recognized into earnings immediately when the anticipated transaction is no longer likely to occur.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and SFAS 142. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. We will apply SFAS 142 beginning in the first quarter of 2002 and discontinue the amortization of our trade name, an indefinite-life intangible asset, and goodwill. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income in 2002 of approximately $1.4 million ($.02 per share). We will be required to test the goodwill and trade name for impairment annually in accordance with SFAS 142. We have performed the first of the required impairment tests for the trade name and goodwill as of January 1, 2002 and will not have any impairment of these assets upon adoption.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, and applies to all long-lived assets (including discontinued operations). We do not expect this standard to have a material impact on our future financial position or results of operations.

Reclassification

Certain 2000 and 1999 amounts have been reclassified to conform with 2001 classifications.

2.  Accounting Changes

Effective January 1, 2001, we adopted SFAS 133, which requires us to record all financial derivative instruments on our balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings or are recorded in "Accumulated other comprehensive loss" until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, is recorded immediately in "SFAS 133 adjustment" in the Consolidated Statements of Operations.

We use financial derivative instruments to hedge our exposure to jet fuel price increases and account for these derivatives as cash flow hedges, as defined. In accordance with SFAS 133, we must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting. As required by SFAS 133, we assess the effectiveness of each of our individual hedges on a quarterly basis. We also examine the effectiveness of our entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analysis which compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil and heating oil). If these statistical techniques do not produce results within certain predetermined confidence levels, we could lose our ability to utilize hedge accounting, which could cause us to recognize all gains and losses on financial derivative instruments in earnings in the periods following the determination that we no longer qualified for hedge accounting. This could, in turn, depending on the materiality of periodic changes in derivative fair values, increase the volatility of our future earnings. We do not enter into fuel-hedging contracts for trading purposes.

Upon adoption of SFAS 133, we recorded the fair value of our fuel derivative instruments in the Consolidated Balance Sheets and a deferred gain of $1.3 million, net of tax, in "Accumulated other comprehensive loss". See Note 9 for further information on other comprehensive income. The 2001 adoption of SFAS 133 has resulted in more volatility in our financial statements than in the past due to the changes in market values of our derivative instruments and some ineffectiveness that has been experienced in our fuel hedges. See Note 5 for further information on our derivatives and fuel price risk management.

3.  Federal Grants and Special Charges Related to Terrorist Attacks

On September 11, 2001, terrorists hijacked and used four aircraft in terrorist attacks on the United States (terrorist attacks). As a result of these terrorist attacks, the Federal Aviation Administration immediately suspended all commercial airline flights on the morning of September 11. We resumed flight activity on September 14 and were operating at approximately 80 percent of our normal pre-September 11 flight schedule by September 18, 2001. From September 11 until we resumed flight operations on September 14, we cancelled approximately 1,000 flights.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act). The Stabilization Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Stabilization Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. Each airline's total eligible grant is being determined based on that airline's percentage of ASMs during August 2001 to total eligible carriers' ASMs for August 2001, less an undetermined amount set aside for eligible carriers that provide services not measured by ASMs. The U.S. Department of Transportation (DOT) will make the final determination of the amount of eligible direct and incremental losses incurred by each airline. Direct and incremental losses, while defined generally in the Stabilization Act, are subject to interpretation by the DOT. Lastly, final applications for grants must be accompanied by Agreed Upon Procedures reports from independent accountants and may be subject to additional audit or review by the DOT and Congress.

During 2001, we recognized approximately $29 million from grants under the Stabilization Act, approximately $24.6 million of which we have received in cash. We expect to receive the remaining amount in the second quarter of 2002. We believe our actual direct and incremental losses related to the September 11 terrorist attacks will exceed the total amount for which we will ultimately be eligible, but the amount is subject to change upon final determination by the DOT of our share of the total compensation under the Stabilization Act.

We recorded special charges of $2.5 million in 2001 primarily related to operating costs incurred during the period flights were suspended as a result of the terrorist attacks.

4.  Commitments and Contingencies

At December 31, 2001, our contractual commitments consisted primarily of scheduled aircraft acquisitions. As of December 31, 2001, our deliveries of B717s from the Boeing Company (Boeing) totaled 30 aircraft. Initially, we contracted with Boeing to purchase 50 B717s for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. During 2000, we revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries, in addition to recharacterizing the 50 option aircraft to provide for 25 options, 20 purchase rights and five rolling options. The options and purchase rights, to the extent exercised, would provide for delivery to us of all of our B717s on or before September 30, 2005. Prior to this revision, we had committed to purchase 50 B717s during the following years: 1999

(eight aircraft), 2000 (eight aircraft), 2001 (16 aircraft) and 2002 (18 aircraft). Also prior to the revision, the 50 option aircraft, if exercised, would have been available for delivery between January 2003 and January 2005.

As of December 31, 2001, our remaining commitments with respect to B717 aircraft were for the acquisition of 12 aircraft in 2002 and 11 aircraft in 2003. Aggregate funding, net of previously paid purchase deposits, required for these aircraft commitments was approximately $470.2 million. Although we expect to finance the acquisition of these aircraft, we did not have financing in place for these aircraft at December 31, 2001. See Note 16.

With respect to future B717 option deliveries, we had 21 options, 20 purchase rights and five rolling options at December 31, 2001. Three of the 25 original options were exercised with two B717s having been delivered in 2001, and one B717 scheduled for delivery in 2003; one option expired unexercised. See Note 16.

In November 1997, we filed a suit against SabreTech and its parent corporation seeking to hold them responsible for the accident involving Flight 592. On September 23, 1999, we settled the lawsuit against SabreTech and its parent. The net proceeds of $19.6 million from the settlement are included in other revenue in our 1999 Consolidated Statement of Operations.

Several stockholder class action suits were filed against us and certain of our current and former executive officers and directors. The suits were subsequently consolidated into a single action. On December 31, 1998, we entered into a Memorandum of Understanding to settle the consolidated lawsuit. Although we denied that we violated any of our obligations under the federal securities laws, we paid $2.5 million in cash and $2.5 million in common stock in the settlement which was approved on October 28, 1999.

From time to time, we are engaged in other litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

5.  Derivatives and Other Financial Instruments

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel consumed in 2001, 2000 and 1999 represented approximately 22.9 percent, 25.9 percent and 14.3 percent of our operating expenses excluding special items, respectively. As of December 31, 2001, using swap agreements, we hedged approximately 30 percent of our projected 2002 fuel needs at a price no higher than $29 per barrel of heating oil. We also hedged approximately 10 percent of our anticipated fuel requirements for January 2003 through September 2004, using swap agreements, at a price below $22 per barrel of crude oil. The fair value of our fuel-hedging agreements at December 31, 2001, representing the amount we would pay upon termination of the agreements, totaled $8.7 million. The current portion of these contracts, $7.9 million, is recorded in "Accrued and other liabilities" while the long-term portion, $0.8 million, is recorded in "Other liabilities" in our Consolidated Balance Sheets. See Note 16.

We account for our derivative instruments used to hedge fuel costs as cash flow hedges in accordance with SFAS 133. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive loss" until the underlying aircraft fuel is consumed. During 2001, we recognized losses of $2.5 million representing the effective portion of our hedging activities. These losses are included in "Aircraft fuel" in the Consolidated Statement of Operations. We recognized a gain of approximately $2.2 million during 2001 representing the ineffectiveness of our hedging relationships. This gain is recorded in "SFAS 133 adjustment" in our Consolidated Statements of Operations.

Prior to the adoption of SFAS 133, these instruments were not recorded on the balance sheet. Because the fixed price swap agreements and collar structures were considered highly effective in offsetting changes in jet fuel prices, periodic settlements under the agreements were recognized as a component of fuel expense when the underlying fuel being hedged was used. During 2000 and 1999, we recognized gains of $5.1 million and $14.2 million, respectively, as a result of our hedging activities. These amounts are included in "Aircraft fuel" in our Consolidated Statements of Operations.

On November 28, 2001, the credit rating of the counterparty to all of our fuel-related hedges was downgraded and the counterparty declared bankruptcy on December 2, 2001. Due to the deterioration of the counterparty's creditworthiness, we no longer consider the financial contracts with the counterparty to be highly effective in offsetting our risk related to changing fuel prices because of the consideration of the possibility that the counterparty will default by failing to make contractually required payments as scheduled in the derivative instrument. As a result, on November 28, 2001, hedge accounting treatment was discontinued prospectively for our derivative contracts with this counterparty in accordance with SFAS 133. Gains and losses previously deferred in "Accumulated other comprehensive loss" will continue to be reclassifed to earnings as the hedged item affects earnings. Beginning on November 28, 2001, changes in fair value of the derivative instruments have been marked to market through earnings. This resulted in a charge of $0.2 million, which is included in the amount presented as "SFAS 133 adjustment" in our Consolidated Statements of Operations. See Note 16.

At the end of December 31, 2001, we had approximately $6.8 million in unrealized losses in "Accumulated other comprehensive loss" related to fuel hedges. Included in this total are approximately $6.0 million in net unrealized losses that are expected to be realized in earnings during 2002. Upon the adoption of SFAS 133 on January 1, 2001, we recorded unrealized fuel hedge gains of $1.3 million, of which $1.2 million was realized in earnings during 2001.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel also include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with SFAS 133. As of December 31, 2001, utilizing fixed price fuel contracts we agreed to purchase approximately 32 percent of our anticipated fuel needs through March 2002 at a price no higher than $0.69 per gallon of aviation fuel, including delivery to our operations hub in Atlanta.

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

The fair values of our long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of our long-term debt were $268.2 million and $258.5 million, respectively, at December 31, 2001, and $427.9 million and $439.0 million, respectively, at December 31, 2000.

6.  Accrued and Other Liabilities

The components of our accrued and other liabilities were (in thousands):

	As of December 31,
	2001	2000
Accrued maintenance	$18,562	$19,307
Rotable inventory payable	19,658	-
Accrued interest	7,782	13,105
Accrued salaries, wages and benefits	14,327	10,881
Deferred gains from sale and leaseback of aircraft	44,077	10,122
Derivative liability	8,676	-
Accrued federal excise taxes	20,893	4,348
Accrued lease termination costs	6,663	-
Other	8,872	10,286
	149,510	68,049
Less noncurrent derivative liability	(832)	-
Less noncurrent deferred gains from sale and leaseback of aircraft	(40,409)	(8,190)
Other liabilities	(41,241)	(8,190)

Accrued and other liabilities	$108,269	$59,859
	==================	==================

7.  Indebtedness

The components of our long-term debt, including capital lease obligations were (in thousands):
	As of December 31,
	2001	2000
Aircraft notes payable through 2017, 10.63% weighted- average interest rate	$130,186	$131,826
Senior notes due April 2008, 11.27% interest rate	129,046	-
Subordinated notes due April 2009, 13.00% interest rate	14,201	-
Convertible notes due April 2009, 7.75% interest rate	5,500	-
Senior notes due April 2001, 10.25% interest rate	-	150,000
Senior secured notes due April 2001, 10.50% interest rate	-	80,000
Promissory notes for aircraft and other equipment payable through 2018, 8.27% to 11.76% interest rates	-	64,043
Capital lease obligations	1,594	2,034
	280,527	427,903
Less unamortized debt discount	(12,316)	-
	268,211	427,903
Less current maturities	(13,439)	(62,491)
	$254,772	$365,412
	================	================

Maturities of our long-term debt and capital lease obligations for the next five years and thereafter, in aggregate, are (in thousands): 2002 - $13,439; 2003 - $10,270; 2004 - $11,479; 2005 - $15,116; 2006 - $15,710; thereafter - $214,513.

We completed a private placement of $178.9 million enhanced equipment trust certificates (EETCs) on November 3, 1999. The EETC proceeds were used to replace loans for the purchase of the first 10 B717 aircraft delivered, and all 10 aircraft were pledged as collateral for the EETCs. In March 2000, we sold and leased back two of the B717s in a leveraged lease transaction reducing the outstanding principal amount of the EETCs by $35.9 million. Principal and interest payments on the EETCs are due semiannually through April 2017.

We entered into an amended and restated financing commitment with Boeing Capital Services Corporation (Boeing Capital) on March 22, 2001, and a series of definitive agreements on April 12, 2001, in order to refinance our 10 1/4% ($150.0 million) senior notes and AirTran Airways, Inc.'s 10 1/2% ($80.0 million) senior secured notes due April 2001 (collectively, the Existing Notes), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

11.27% Senior secured notes of AirTran Airways, Inc. due 2008	$166,400
13.00% Subordinated notes of AirTran Holdings, Inc. due 2009	17,500
7.75% Convertible notes of AirTran Holdings, Inc. due 2009	17,500

$201,400
==============

Under the new senior secured notes issued by our operating subsidiary, AirTran Airways, Inc. (AirTran Airways), principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 11 sale-leaseback transactions for B717 aircraft. During the year ended December 31, 2001, eleven prepayments occurred. The new senior secured notes are secured by substantially all of the assets of AirTran Airways not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4 percent and in the sixth year at a premium of 2 percent. Contemporaneously with the issuance of the new senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of our common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes.

Under the subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25 percent of AirTran Airways' net income (which, subject to applicable law, AirTran Airways is required to dividend to us in cash on a quarterly basis for payment to the lender). During the third quarter of 2001, we paid $3.3 million in principal on the subordinated notes in accordance with the requirements to pay 25 percent of AirTran Airways' net income from the second quarter.

The convertible notes bear a higher rate of interest, specifically 12.27 percent if our average common stock price during a calendar month is below $6.42. This contingent interest feature is considered an embedded derivative under SFAS 133 and had no value at December 31, 2001. Quarterly valuations will be made and recorded, if necessary, to reflect the derivative's fair value. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of our common stock. This conversion rate represents a beneficial conversion feature valued at $5.6 million. This amount will be amortized to interest expense over the life of the convertible notes, or sooner upon conversion. We are able to require Boeing Capital's conversion of the notes under certain circumstances.

During the third quarter of 2001, Boeing Capital exercised approximately two-thirds of their conversion rights resulting in a decrease of $12 million of principal on the 7.75% Convertible Notes. In connection with the conversion, we issued approximately 2.2 million shares of our common stock to Boeing Capital. In accordance with generally accepted accounting principles, we expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs. These amounts are shown on the Consolidated Statements of Operations as "Other (Income) Expense - Convertible debt discount amortization".

The subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

The notes contain certain covenants, including limitations on additional indebtedness, restrictions on transactions with subsidiaries and limitations on asset disposals. We are in compliance with these requirements.

During the last quarter of 2000, we financed the acquisition of three B717 aircraft with promissory notes from Boeing. Subsequent to December 31, 2000, these notes were repaid through the sale and leaseback of the three B717s. Accordingly, these notes were classified as long-term debt at December 31, 2000.

During 2000, we entered into capital lease agreements for various capital assets (see Note 8).

Substantially all of our assets serve as collateral on the aforementioned debt agreements.

8.  Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2001, 2000 and 1999 was approximately $56.7 million, $30.9 million and $21.7 million, respectively.

We lease six DC-9s, one B737 and 22 B717s under operating leases with terms that expire through 2020. We have the option to renew the DC-9 leases for one or more periods of not less than six months. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor's defined cost of the aircraft at the end of the 13th year of the lease term. The B717 leases are the result of sale and leaseback transactions. Deferred gains from these transactions are being amortized over the terms of the leases. At December 31, 2001 and 2000, unamortized deferred gains were $44.1 million and $10.1 million, respectively. See Note 6. We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging from one month to 13 years. In addition, we lease ground equipment and certain rotables under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):
	As of December 31,
	2001	2000
Flight equipment	$2,627	$2,627
Less: Accumulated depreciation	(285)	(111)
	$2,342	$2,516
	===============	================

The following schedule outlines the future minimum lease payments at December 31, 2001, under noncancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2002	$564	$81,192
2003	565	81,123
2004	535	76,303
2005	95	74,313
2006	-	72,687
Thereafter	-	668,032
Total minimum lease payments	1,759	$1,053,650
Less: amount representing interest	(165)	=================
Present value of future payments	1,594
Less: current obligations	(482)
Long-term obligations	$1,112
	================

Capital lease obligations are included in long-term debt in our Consolidated Balance Sheets.

9.  Comprehensive Income (Loss)

Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other nonowner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of changes in the fair value of our derivative financial instruments that qualify for hedge accounting. Comprehensive loss totaled $6.8 million for 2001. The difference between net loss and comprehensive loss for 2001 is as follows (in thousands):
2001
Net loss	$ (2,757)
Unrealized loss on derivative instruments	(6,846)
Comprehensive loss	$ (9,603)
===========

Because our net deferred tax assets are offset in full by a valuation allowance, there is no tax effect of the unrealized loss.

An analysis of the amounts included in "Accumulated other comprehensive loss", is shown below (in thousands):
Balance at December 31, 2000	$-
January 1, 2001 transition adjustment	1,273
2001 changes in fair value	(10,097)
Reclassification to earnings	1,978
Balance at December 31, 2001	$(6,846)
===============

10.  Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	2001	2000	1999
Numerator: Net income (loss)	$(2,757)	$47,436	$(99,394)
	========	========	========
Denominator: Weighted-average shares outstanding, basic	67,774	65,759	65,097
Effect of dilutive stock options	-	3,416	-
Adjusted weighted-average shares outstanding, diluted	67,774	69,175	65,097
	========	========	========
Basic earnings (loss) per common share	$(0.04)	$0.72	$(1.53)
	========	========	========
Diluted earnings (loss) per common share	$(0.04)	$0.69	$(1.53)
	========	========	========

The assumed conversions of all stock options and convertible debt in 2001, 2.3 million stock options in 2000 and all stock options in 1999, were antidilutive and excluded from the computation of weighted-average shares outstanding used in computing diluted earnings (loss) per common share.

11.  Stock Option Plans

The 1993 Incentive Stock Option Plan provides up to 4.8 million options to be granted to officers, directors and key employees to purchase shares of common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10 percent of the voting power of all classes of our common stock, the exercise price per share shall not be less than 110 percent of the fair value of the shares on the date of grant. The 1994 Stock Option Plan provides up to 4 million incentive stock options or nonqualified options to be granted to our officers, directors, key employees and consultants. The 1996 Stock Option Plan provides up to 5 million incentive stock options or nonqualified options to be granted to our officers, directors, key employees and consultants.

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

On August 6, 2001, we reached an agreement with the National Pilots Association under which our pilots were granted 900,000 options as of that date and will be granted additional options in 2002 through 2004 based on certain criteria. All options vest over three years.

Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.31 percent, 6.2 percent and 5.0 percent; no dividend yields; volatility factors of the expected market price of our common stock of 0.666, 0.596 and 0.648; and a weighted-average expected life of the options of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Our pro forma information is as follows (in thousands, except per share data):
	2001	2000	1999
Pro forma net income (loss)	($6,136)	$45,059	$(102,173)
Pro forma earnings (loss) per common share:
Basic	(0.09)	0.69	(1.57)
Diluted	(0.09)	0.65	(1.57)

The pro forma net income (loss) and earnings (loss) per common share information presented above reflect stock options granted during 1995 and in later years, in accordance with SFAS 123. Accordingly, the full effect of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) and earnings (loss) per common share amounts above, because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995, is not considered.

A summary of stock option activity under the aforementioned plans is as follows:

	Options	Price Range	Weighted-Average Price

Balance at December 31, 1998	6,790,980	$0.17 - 23.19	$4.71
Granted	2,571,000	3.03 - 6.41	3.52
Exercised	(226,420)	0.17 - 5.50	4.56
Canceled	(495,040)	3.13 - 21.50	7.04

Balance at December 31, 1999	8,640,520	0.17 - 23.19	4.16
Granted	1,097,500	4.00 - 4.75	4.28
Exercised	(63,000)	0.17 - 3.88	3.02
Canceled	(570,760)	3.31 - 21.50	5.46

Balance at December 31, 2000	9,104,260	0.17 - 23.19	4.17
Granted	1,721,600	6.08 - 11.00	7.14
Exercised	(1,459,656)	0.17 - 8.25	3.48
Canceled	(100,365)	4.00 - 21.38	6.59

Balance at December 31, 2001	9,265,839	0.17 - 23.19	4.79
	============
Exercisable at December 31, 2001	6,614,849	$0.17 - 23.19	$4.51
	============

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.17	1,900,000	1.5	$0.17	1,900,000	$0.17
1.00 - 4.00	3,035,634	5.5	3.21	2,318,968	3.19
4.03 - 5.75	1,979,439	6.8	4.78	1,219,448	5.02
6.08 - 9.12	1,602,666	9.4	7.11	458,333	6.33
9.30 - 13.25	104,000	4.6	11.55	74,000	12.11
18.38 - 23.19	644,100	4.1	18.96	644,100	18.96
0.17 - 23.19	9,265,839	5.5	4.79	6,614,849	4.51
	===============			===============

The weighted-average fair value of options granted during 2001, 2000 and 1999, with option prices equal to the market price on the date of grant, was $4.22, $2.45 and $2.07, respectively. There were no options granted during 2001, 2000 and 1999 with option prices less than the market price of the stock on the date of grant.

At December 31, 2001, we had reserved a total of 10,370,755 shares of common stock for future issuance, upon exercise of stock options.

12.  Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	2001	2000	1999
Current provision:
Federal	$858	$-	$352
State	130	-	-
Total current provision	988	-	352
Deferred provision:
Federal	1,896	-	2,010
State	356	-	377
Total deferred provision	2,252	-	2,387
Provision for income taxes	$3,240	$-	$2,739
	=================	=============	=============

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision for income taxes is as follows (in thousands):
	2001	2000	1999
Tax computed at federal statutory rate	$399	$16,603	$(33,829)
State income tax (benefit), net of federal tax benefit	303	1,469	(3,089)
Goodwill	481	483	517
Debt discount amortization	1,083	-	-
Benefit of preacquisition net operating loss carryforwards	2,252	-	2,387
Other	125	54	(200)
Valuation reserve, including the effect of changes to prior year deferred tax assets	(1,403)	(18,609)	36,953
	$3,240	$-	$2,739
	================	================	================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	As of December 31,
	2001	2000
Deferred tax liabilities:
Depreciation	$9,010	$4,436
Rent expense	2,841	988
Gross deferred tax liabilities	11,851	5,424

Deferred tax assets:
Deferred gains from sale and leaseback of aircraft	16,749	3,846
Accrued liabilities	4,905	1,181
Federal operating loss carryforwards	36,043	47,959
State operating loss carryforwards	4,095	4,606
AMT credit carryforwards	4,078	3,770
Other	4,821	4,289
Gross deferred tax assets	70,691	65,651
Valuation allowance	(58,840)	(60,227)
Net deferred tax assets	11,851	5,424
Total net deferred taxes	$-	$-
	================	================

For financial reporting purposes, a valuation allowance has been recognized at December 31, 2001 and 2000, to reduce the net deferred income tax assets to zero. We have not recognized any benefit from the future use of operating loss carryforwards because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards, indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in 2001 and 2000, we do not believe this and other positive evidence, including projections of future profitable operations, offset the effect of our recent cumulative losses.

At December 31, 2001, we had net operating loss carryforwards for income tax purposes of approximately $103 million that begin to expire in 2012. In addition, our Alternative Minimum Tax credit carryforwards for income tax purposes were $4.1 million.

Prior to the Airways merger, Airways generated net operating loss carryforwards of $23.1 million. The use of preacquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. For financial reporting purposes, a valuation allowance of $8.1 million was recognized to offset the deferred tax assets related to those carryforwards. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways. During 2001 and 1999, we utilized $5.9 million and $6.3 million, respectively, of Airways' net operating loss carryforwards, and reduced goodwill respectively by the $2.3 million and $2.4 million tax benefit of such utilization.

13.  Impairment Loss /Lease Termination

In response to the expected slowdown in air travel as a result of the September 11th events, we announced on September 17, 2001 an updated capacity plan whereby we reduced our scheduled operations to approximately 80 percent of our pre-September 11th schedule. With other airlines similarly reducing flights and grounding older aircraft types resulting in an overall reduction in values in the previously owned aircraft market, we decided to review our DC-9 fleet for impairment. During the second quarter of 2001, we announced our intention to retire our fleet of four B737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. The B737s are being replaced with B717 aircraft. We have subsequently sold and delivered two of the B737 aircraft and are currently in negotiations to sell the third owned aircraft which is classified as assets held for disposal and included in other current assets.

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

In connection with the 2001 reduction in value of the DC-9s and each of the above mentioned decisions to accelerate the retirement of aircraft, we performed evaluations to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluations, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, and therefore these aircraft are impaired as defined by SFAS 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decisions were made, resulting in a $28 million impairment loss on the DC-9s and a $10.8 million impairment loss on the B737s in 2001 and a $147.7 million impairment loss on the DC-9s in 1999. We used appraisals and considered recent transactions and market trends involving similar aircraft in determining the fair market values.

In addition, spare parts, materials and supplies were written down to the lower of cost or market. Such charges totaled $3.4 million and $5.9 million in 2001 and 1999, respectively.

We are currently in negotiations with the lessor regarding the disposition of one leased B737. The termination of the lease includes estimated costs related to buying out the lease and to bring the aircraft into compliance with the return provisions of the lease agreement. The lease termination charge was $7.3 million. The remaining balance of accruals for the lease termination at December 31, 2001 was $6.7 million.

14.  Employee Benefit Plans

Effective January 1, 1998, we consolidated our 401(k) plans (the Plan). All employees, except pilots, are eligible to participate in the consolidated Plan, a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the Plan. Contributions to the Plan by AirTran are discretionary. The amount of our contributions to the Plan expensed in 2001, 2000, and 1999 were approximately $0.3 million, $0.5 million and $0.3 million, respectively.

Effective in the third quarter of 2000, we agreed to fund, on behalf of our mechanics and inspectors, a monthly fixed contribution per eligible employee to their union's pension plan. In May of 2001, a similar agreement was made on behalf of our maintenance training instructors. During 2001, we expensed approximately $0.2 million related to these agreements. Beginning in January 2002, additional agreements with our stores clerks and ground service equipment employees take effect that call for a monthly fixed amount per eligible employee to be made to the union's pension plan. At the time these agreements take effect, the eligible employee may continue making contributions to the Plan , but there will be no company match.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Funds previously invested in the Plan, representing contributions made by and for pilots, were moved to the Pilot Savings Plan during 2001. Eligible employees may contribute up to the IRS maximum allowed. We will not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Company contributions were 6 percent of eligible gross wages during 2001, increasing to 7 percent, 8 percent and 10.5 percent during 2002, 2003 and 2004, respectively. We expensed $1.8 million in contributions to the DC Plan during 2001.

Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2001, 2000, and 1999, the employees purchased a total of 31,396, 61,626 and 51,318 shares, respectively, at an average price of $6.93, $4.30 and $3.94 per share, respectively.

15.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2001
Operating revenues	$ 173,743	$ 205,763	$ 150,677	$ 134,981
Operating income (loss)	17,932	22,485	1,766	(6,474)
Income (loss) before cumulative effect of change in accounting principle	9,457	13,195	(10,594)	(14,158)
Net income (loss)	8,800	13,195	(10,594)	(14,158)
Earnings per share:
Basic earnings (loss) per share before cumulative effect of change in accounting principle	$ 0.14	$ 0.20	$ (0.15)	$ (0.20)
Cumulative effect of change in accounting principle	(0.01)	-	-	-
Earnings (loss) per share, basic	$ 0.13	$ 0.20	$ (0.15)	$ (0.20)
	==========	==========	===========	============
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$ 0.13	$ 0.18	$ (0.15)	$ (0.20)
Cumulative effect of change in accounting principle	(0.01)	-	-	-
Earnings (loss) per share, diluted	$ 0.12	$ 0.18	$ (0.15)	$ (0.20)
	==========	==========	===========	===========
	Quarter
Fiscal 2000	First	Second	Third	Fourth
Operating revenues	$ 132,408	$ 160,769	$ 161,459	$ 169,458
Operating income	11,838	31,622	17,103	20,588
Net income	2,902	22,588	8,891	13,055
Basic earnings per share	0.04	0.34	0.14	0.20
Diluted earnings per share	0.04	0.33	0.13	0.19

The results of the second quarter of 2001 included a charge for impairment/lease termination of $18.1 million. The results of the third quarter of 2001 included the following items: $28 million charge for impairment; $2.5 million of costs related to the events of September 11; $30.3 million government grant and $4.3 million of debt discount amortization upon conversion of debt. The results of the fourth quarter included a $1.3 million reduction in the government grant as a result of a change in the estimated total amount to be received.

During the fourth quarter of 2001 and 2000, year-end adjustments resulted in increasing loss or decreasing income before income taxes by approximately $1.5 million and $1.6 million, respectively, the majority of which relates to revisions of expenses recorded earlier in the respective year.

During the year, we provide for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Adjustments are made each quarter for changes in the anticipated rates used in previous quarters. If the actual annual effective rates had been used in each of the quarters of 2001 and 2000, net income (loss) for the first through fourth quarters of 2001 would have been $8.7 million, $11.2 million, $(9.9) million and $(12.8) million, respectively, and net income for the first through the fourth quarters of 2000 would have been $3.0 million, $23.6 million, $9.2 million and $11.6 million, respectively.

16.  Subsequent Events

On March 21, 2002, we amended our B717 purchase contract as follows: (i) our commitments to acquire B717s in 2002 increased from 12 aircraft to 20 aircraft, comprised of 13 firm and seven option aircraft; (ii) our commitments to acquire B717s in 2003 decreased from 11 aircraft to 10 aircraft, comprised of nine firm and one option aircraft; and (iii) purchase deposits that were previously paid for aircraft deliveries in 2002 will be applied to future aircraft deliveries, rather than reducing the balance of the total purchase price due at delivery.

We have signed a lease financing proposal from Boeing Capital for 19 (20 at Boeing Capital's option) new or previously owned B717 aircraft to be delivered in 2002. According to this proposal, the lease term for each of these aircraft commences upon delivery and will continue for 18 to 19 years, at which time we can renew the lease at fair market rental or purchase the aircraft at the greater of a predetermined amount or its fair market value. If completed as contemplated, this lease financing will reduce our aggregate funding requirements for aircraft commitments to $211.3 million representing the aircraft to be purchased for 2003. Funding is subject to finalization of definitive agreements and other conditions. See Note 4.

On March 13, 2002, we terminated all our derivative agreements with the counterparty. The current fair value of the derivative liability on the termination date was estimated to be less than $1.0 million, as compared to a liability of $8.7 million at December 31, 2001. Since this is an early termination of derivative contracts, losses of $6.8 million at December 31, 2001, deferred in other comprehensive loss will continue to be reclassified to earnings as the related fuel is used through September 2004. See Note 5.

Report of Independent Auditors

The Stockholders and Board of Directors

AirTran Airways, Inc.

We have audited the accompanying consolidated combined balance sheets of AirTran Airways, Inc., as of December 31, 2001 and 2000, and the related consolidated combined statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated combined financial position of AirTran Airways, Inc., at December 31, 2001 and 2000, and the consolidated combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2001, the Company changed its method of accounting for derivative financial instruments.

ERNST & YOUNG LLP

Atlanta, Georgia

January 28, 2002
except for Note 16 as to which the date is March 21, 2002

AirTran Airways, Inc. Consolidated Combined Statements of Operations (In thousands)

	Year ended December 31,
	2001	2000	1999
Operating Revenues:
Passenger	$648,486	$604,826	$486,487
Cargo	1,937	4,183	3,888
Other	14,741	15,085	33,093
Total operating revenues	665,164	624,094	523,468

Operating Expenses:
Salaries, wages and benefits	159,057	137,391	120,737
Aircraft fuel	139,355	140,404	68,331
Maintenance, materials and repairs	68,670	73,238	86,374
Distribution	45,400	39,972	37,278
Landing fees and other rents	35,672	28,752	27,004
Marketing and advertising	18,468	16,412	15,643
Aircraft rent	35,363	12,616	4,869
Depreciation	28,159	23,087	28,533
Other operating	79,699	71,071	58,952
Impairment loss/lease termination	46,069	-	147,735
Special charges	2,494	-	-
Government grant	(28,951)	-	-
Total operating expenses	629,455	542,943	595,456
Operating Income (Loss)	35,709	81,151	(71,988)

Other (Income) Expense:
Interest income	(4,959)	(5,602)	(3,183)
Interest expense ($7,323, $16,163 and $16,163 in 2001, 2000 and 1999, respectively, to AirTran Holdings, Inc.)	37,441	39,317	27,850
Parent company convertible debt discount amortization	4,291	-	-
SFAS 133 adjustment	(2,204)	-	-
Other (income) expense, net	34,569	33,715	24,667

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,140	47,436	(96,655)
Provision for income taxes	3,240	-	2,739
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(2,100)	47,436	(99,394)
Cumulative effect of change in accounting principle, net of tax	(657)	-	-
Net Income (Loss)	$(2,757)	$47,436	$(99,394)
	==============	==============	==============
See accompanying notes to consolidated combined financial statements.

AirTran Airways, Inc. Consolidated Combined Balance Sheets (In thousands, except share data)
	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$96,764	$78,127
Restricted cash	26,540	25,710
Accounts receivable, less allowance of $667 and $1,231 at December 31, 2001 and 2000, respectively	7,367	9,388
Due to AirTran Holdings, Inc.	2,923	-
Spare parts, materials and supplies, less allowance for obsolescence of $565 and $6,171 at December 31, 2001 and 2000, respectively	8,228	10,536
Government grant receivable	4,333	-
Prepaid expenses and other current assets	9,731	10,852
Total current assets	155,886	134,613

Property and Equipment:
Flight equipment	235,665	340,952
Less: Accumulated depreciation	(14,871)	(23,300)
	220,794	317,652

Purchase deposits for flight equipment	39,396	26,194

Other property and equipment	31,407	27,461
Less: Accumulated depreciation	(16,733)	(16,018)
	14,674	11,443
Total property and equipment	274,864	355,289

Other Assets:
Intangibles resulting from business acquisition	12,286	15,080
Trademarks and trade names	21,567	22,401
Debt issuance costs	9,136	5,381
Other assets	19,556	13,264
Total assets	$493,295	$546,028
	==============	==============
See accompanying notes to consolidated combined financial statements.

AirTran Airways, Inc. Consolidated Combined Balance Sheets (Continued) (In thousands, except share data)
	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$8,231	$8,678
Accrued and other liabilities	107,766	56,656
Air traffic liability	38,457	33,765
Due to AirTran Holdings, Inc.	-	3,203
Current portion of long-term debt	13,439	62,491
Total current liabilities	167,893	164,793

Long-term debt, less current portion	236,788	215,412

Other liabilities	41,241	8,190

Due to AirTran Holdings, Inc.	66,309	160,368

Commitments and Contingencies

Stockholder's Deficit:
Common stock, no par value per share, 2,000 shares authorized, 1,100 issued and outstanding at December 31, 2001 and 2000	-	-
Additional paid-in capital	208,665	208,665
Accumulated other comprehensive loss	(6,846)	-
Accumulated deficit	(220,755)	(211,400)
Total stockholder's deficit	(18,936)	(2,735)

Total liabilities and stockholder's deficit	$493,295	$546,028
	==============	==============
See accompanying notes to consolidated combined financial statements.

AirTran Airways, Inc. Consolidated Combined Statements of Stockholder's Equity (Deficit) (In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder's
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 1998	1,100	$-	$208,665	$(159,442)	$-	$49,223
Net loss	-	-	-	(99,394)	-	(99,394)
Balance at December 31, 1999	1,100	-	208,665	(258,836)	-	(50,171)
Net income	-	-	-	47,436	-	47,436
Balance at December 31, 2000	1,100	-	208,665	(211,400)	-	(2,735)
Cash dividend paid to AirTran Holdings, Inc.	-	-	-	(6,598)	-	(6,598)
Net loss	-	-	-	(2,757)	-	(2,757)
Other comprehensive loss	-	-	-	-	(6,846)	(6,846)
Total comprehensive loss						(9,603)
Balance at December 31, 2001	1,100	$-	$208,665	$(220,755)	$(6,846)	$(18,936)
	=============	==============	==================	====================	====================	===================
See accompanying notes to consolidated combined financial statements.

AirTran Airways, Inc. Consolidated Combined Statements of Cash Flows (In thousands)

	Year ended December 31,
	2001	2000	1999
Operating activities:
Net income (loss)	$(2,757)	$47,436	$(99,394)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	30,948	25,290	29,644
Amortization of deferred gains from sale and leaseback of aircraft	(2,547)	-	-
Impairment loss/lease termination	46,069	-	147,735
Provisions for uncollectible accounts	2,697	4,626	4,022
Convertible debt discount amortization	4,291	-	-
Loss on asset disposal	789	-	-
SFAS 133 adjustment	(2,204)	-	-
Deferred income taxes	2,252	-	2,387
Cumulative effect of change in accounting principle	657	-	-
Changes in current operating assets and liabilities:
Restricted cash	(830)	(7,641)	(4,610)
Accounts receivable	(676)	(6,415)	(3,837)
Government grant receivable	(4,333)	-	-
Spare parts, material and supplies	(1,627)	(5,312)	(1,657)
Other assets	3,858	(3,943)	(3,430)
Accounts payable, accrued and other liabilities	16,121	4,289	(636)
Air traffic liability	4,692	10,274	6,469
Net cash provided by operating activities	97,400	68,604	76,693

Investing activities:
Purchases of property and equipment	(31,223)	(77,709)	(187,667)
(Payment) refund of aircraft purchase deposits	(13,252)	(6,770)	4,374
Restricted funds for aircraft purchases	-	39,232	(39,232)
Proceeds from disposal of equipment	13,297	48,980	24,815
Net cash provided by (used for) investing activities	(31,178)	3,733	(197,710)

Financing activities:
Issuance of long-term debt	166,400	-	244,756
Debt issuance costs	(4,466)	-	(1,739)
Payments of long-term debt	(86,169)	(53,555)	(76,801)
Payment of dividend to AirTran Holdings, Inc.	(6,598)	-	-
Increase (decrease) in due to AirTran Holdings, Inc.	(116,752)	1,243	2,021
Net cash provided by (used for) financing activities	(47,585)	(52,312)	168,237

Net increase in cash and cash equivalents	18,637	20,025	47,220
Cash and cash equivalents at beginning of period	78,127	58,102	10,882
Cash and cash equivalents at end of period	$96,764	$78,127	$58,102
	===============	===============	===============
See accompanying notes to consolidated combined financial statements.

AirTran Airways, Inc. Consolidated Combined Statements of Cash Flows (Continued) (In thousands)

	Year ended December 31,
	2001	2000	1999
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$34,746	$35,607	$23,911
Cash paid for income taxes	1,506	1,141	420
Noncash financing and investing activities:
Purchase and sale and leaseback of aircraft	305,271	62,608	-
Gain on sale and leaseback of aircraft and payment of debt	34,100	-	-
Repayment of debt and sale and leaseback of aircraft	63,144	-	-
Acquisition of equipment for debt	-	63,144	-
Acquisition of equipment for capital leases	-	2,627	-
Acquisition of rotable inventory	19,658	-	-

See accompanying notes to consolidated combined financial statements.

AirTran Airways, Inc.

Notes to Consolidated Combined Financial Statements

December 31, 2001

1.  Summary of Significant Accounting Policies

Reorganization and Principles of Consolidation

AirTran Airways, Inc. (AirTran) is a wholly-owned subsidiary of AirTran Holdings, Inc. (AirTran Holdings) and conducts all of the operations of AirTran Holdings. Pursuant to a Plan of Reorganization and Agreement of Merger, AirTran Holdings acquired Airways Corporation (Airways) on November 17, 1997, through a merger of Airways with and into AirTran Holdings (the Airways Merger). The then current shareholders of Airways became stockholders of AirTran Holdings (formerly ValuJet, Inc.), and AirTran Airways, Inc., Airways' wholly-owned subsidiary, became a wholly-owned subsidiary of AirTran Holdings. On August 6, 1999, AirTran Airlines, Inc., a wholly-owned subsidiary of AirTran Holdings, was merged with and into AirTran Airways, Inc.

The consolidated combined financial statements include the accounts of AirTran Airlines, Inc. and AirTran Airways, Inc. and of the Company's wholly-owned subsidiary for all periods presented. All significant intercompany transactions have been eliminated.

Description of Business

AirTran offers affordable scheduled air transportation and mail service, serving short-haul markets primarily in the eastern United States.

Use of Estimates

The preparation of consolidated combined financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated combined financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated combined financial statements.

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

Spare Parts, Materials and Supplies

Spare parts, materials and supplies are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Property and Equipment

Property and equipment is stated on the basis of cost. Flight equipment is depreciated to its salvage values using the straight-line method.

The estimated salvage values and depreciable lives are periodically reviewed for reasonableness, and revised if necessary. The Boeing 717 (B717) fleet has a salvage value of 10 percent. At July 1, 2001, we revised the useful lives on our B717 fleet, as outlined below, in order to more accurately reflect the estimated useful life of the aircraft:

	2001 Useful Life	2000 Useful Life
Airframes	30 years	25 years
Engines	30 years	25 years
Aircraft parts	30 years	5 years

The effect of this change for the year ended December 31, 2001, was to decrease our net loss by approximately $0.6 million.

In conjunction with the 2001 impairment charge (see Note 12), the DC-9 fleet was written down to its fair market value. Accordingly, the salvage values were revised to 40 percent, and the useful lives were revised to range from three months to two years. In conjunction with the 2001 impairment charge, the B737 fleet was written down to its fair market value and subsequently retired. Aircraft parts are depreciated over the respective fleet life to a salvage value of five percent.

Other property and equipment is depreciated over three to 10 years.

Measurement of Impairment

In accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. See Note 12.

Intangibles

The trade name and intangibles resulting from business acquisitions consist of cost in excess of net assets acquired, and are being amortized using the straight-line method over 30 years. Accumulated amortization at December 31, 2001 and 2000, was approximately $6.4 million and $5.1 million, respectively. Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill and indefinite lived intangibles, such as trade names, will no longer be amortized but will be subject to periodic impairment reviews. See "Recently Issued Accounting Standards" below.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted-average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. In 2001, 2000 and 1999, approximately $8.0 million, $8.8 million and $6.7 million of interest cost was capitalized, respectively.

Aircraft and Engine Maintenance

We account for airframe and engine overhaul costs using the direct-expensing method. Overhauls are performed on a continuous basis, and the cost of overhauls and routine maintenance costs for airframe and engine maintenance are charged to maintenance expense as incurred.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $17.5 million, $15.7 million and $14.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Revenue Recognition

Passenger and cargo revenue is recognized when transportation is provided. Transportation purchased but not yet used is included in air traffic liability.

Frequent Flyer Program

We accrue the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program.

Stock-Based Compensation

We grant stock options for a fixed number of AirTran Holdings' shares to our officers, directors, key employees and consultants, with an exercise price equal to or below the fair value of the shares at the date of grant. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and accordingly recognize compensation expense only if the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we will continue to account for stock-based compensation in accordance with APB 25. See Note 10.

Financial Derivative Instruments

We utilize derivative instruments, including crude oil and heating oil based derivatives, to hedge a portion of our exposure to jet fuel price increases. These instruments consist primarily of fixed price swap agreements and collar structures. Prior to 2001, periodic settlements under the agreement were recognized as a component of fuel expense when the underlying fuel hedged was used. However, beginning January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which changed the way we account for financial derivative instruments. See Notes 2 and 5.

Upon early termination of a derivative contract, gains and losses deferred in other comprehensive income (loss), would continue to be reclassified to earnings as the related fuel is used. Gains and losses deferred in other comprehensive gain (loss) related to derivative instruments hedging forecasted transactions would be recognized into earnings immediately when the anticipated transaction is no longer likely to occur.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and SFAS 142. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. We will apply SFAS 142 beginning in the first quarter of 2002 and discontinue the amortization of our trade name, an indefinite-life intangible asset, and goodwill. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income in 2002 of approximately $1.4 million. We will be required to test the goodwill and trade name for impairment annually in accordance with SFAS 142. We have performed the first of the required impairment tests for the trade name and goodwill as of January 1, 2002 and will not have any impairment of these assets upon adoption.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, and applies to all long-lived assets (including discontinued operations). We do not expect this standard to have a material impact on our future financial position or results of operations.

Reclassification

Certain 2000 and 1999 amounts have been reclassified to conform with 2001 classifications.

2.  Accounting Changes

Effective January 1, 2001, we adopted SFAS 133, which requires us to record all financial derivative instruments on our balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in its fair value that are considered to be effective, as defined, either offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings or are recorded in "Accumulated other comprehensive loss" until the hedged item is recorded in earnings. Any portion of a change in a derivative's fair value that is considered to be ineffective, as defined, is recorded immediately in "SFAS 133 adjustment" in the Consolidated Combined Statements of Operations.

We use financial derivative instruments to hedge our exposure to jet fuel price increases and account for these derivatives as cash flow hedges, as defined. In accordance with SFAS 133, we must comply with detailed rules and strict documentation requirements prior to beginning hedge accounting. As required by SFAS 133, we assess the effectiveness of each of our individual hedges on a quarterly basis. We also examine the effectiveness of our entire hedging program on a quarterly basis utilizing statistical analysis. This analysis involves utilizing regression and other statistical analysis which compare changes in the price of jet fuel to changes in the prices of the commodities used for hedging purposes (crude oil and heating oil). If these statistical techniques do not produce results within certain predetermined confidence levels, we could lose our ability to utilize hedge accounting, which could cause us to recognize all gains and losses on financial derivative instruments in earnings in the periods following the determination that we no longer qualified for hedge accounting. This could, in turn, depending on the materiality of periodic changes in derivative fair values, increase the volatility of our future earnings. We do not enter into fuel-hedging contracts for trading purposes.

Upon adoption of SFAS 133, we recorded the fair value of our fuel derivative instruments in the Consolidated Combined Balance Sheets and a deferred gain of $1.3 million, net of tax, in "Accumulated other comprehensive loss". See Note 9 for further information on other comprehensive income. The 2001 adoption of SFAS 133 has resulted in more volatility in our financial statements than in the past due to the changes in market values of our derivative instruments and some ineffectiveness that has been experienced in our fuel hedges. See Note 5 for further information on our derivatives and fuel price risk management.

3.  Federal Grants and Special Charges Related to Terrorist Attacks

On September 11, 2001, terrorists hijacked and used four aircraft in terrorist attacks on the United States (terrorist attacks). As a result of these terrorist attacks, the Federal Aviation Administration immediately suspended all commercial airline flights on the morning of September 11. We resumed flight activity on September 14 and were operating at approximately 80 percent of our normal pre-September 11 flight schedule by September 18, 2001. From September 11 until we resumed flight operations on September 14, we cancelled approximately 1,000 flights.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Stabilization Act). The Stabilization Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Stabilization Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. Each airline's total eligible grant is being determined based on that airline's percentage of ASMs during August 2001 to total eligible carriers' ASMs for August 2001, less an undetermined amount set aside for eligible carriers that provide services not measured by ASMs. The U.S. Department of Transportation (DOT) will make the final determination of the amount of eligible direct and incremental losses incurred by each airline. Direct and incremental losses, while defined generally in the Stabilization Act, are subject to interpretation by the DOT. Lastly, final applications for grants must be accompanied by Agreed Upon Procedures reports from independent accountants and may be subject to additional audit or review by the DOT and Congress.

During 2001, we recognized approximately $29 million from grants under the Stabilization Act, approximately $24.6 million of which we have received in cash. We expect to receive the remaining amount in the second quarter of 2002. We believe our actual direct and incremental losses related to the September 11 terrorist attacks will exceed the total amount for which we will ultimately be eligible, but the amount is subject to change upon final determination by the DOT of our share of the total compensation under the Stabilization Act.

We recorded special charges of $2.5 million in 2001 primarily related to operating costs incurred during the period flights were suspended as a result of the terrorist attacks.

4.  Commitments and Contingencies

At December 31, 2001, our contractual commitments consisted primarily of scheduled aircraft acquisitions. As of December 31, 2001, our deliveries of B717s from the Boeing Company (Boeing) totaled 30 aircraft. Initially, we contracted with Boeing to purchase 50 B717s for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. During 2000, we revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries, in addition to recharacterizing the 50 option aircraft to provide for 25 options, 20 purchase rights and five rolling options. The options and purchase rights, to the extent exercised, would provide for delivery to us of all of our B717s on or before September 30, 2005. Prior to this revision, we had committed to purchase 50 B717s during the following years: 1999 (eight aircraft), 2000 (eight aircraft), 2001 (16 aircraft) and 2002 (18 aircraft). Also prior to the revision, the 50 option aircraft, if exercised, would have been available for delivery between January 2003 and January 2005.

As of December 31, 2001, our remaining commitments with respect to B717 aircraft were for the acquisition of 12 aircraft in 2002 and 11 aircraft in 2003. Aggregate funding, net of previously paid purchase deposits, required for these aircraft commitments was approximately $470.2 million. Although we expect to finance the acquisition of these aircraft, we did not have financing in place for these aircraft at December 31, 2001. See Note 16.

With respect to future B717 option deliveries, we had 21 options, 20 purchase rights and five rolling options at December 31, 2001. Three of the 25 original options were exercised with two B717s having been delivered in 2001, and one B717 scheduled for delivery in 2003; one option expired unexercised. See Note 16.

In November 1997, AirTran Holdings filed a suit against SabreTech and its parent corporation seeking to hold them responsible for the accident involving Flight 592. On September 23, 1999, AirTran Holdings settled the lawsuit against SabreTech and its parent. The net proceeds of $19.6 million from the settlement are included in other revenue in our 1999 Consolidated Combined Statement of Operations.

Several stockholder class action suits were filed against AirTran Holdings and certain of our current and former executive officers and directors. The suits were subsequently consolidated into a single action. On December 31, 1998, AirTran Holdings entered into a Memorandum of Understanding to settle the consolidated lawsuit. Although AirTran Holdings denied that they violated any of their obligations under the federal securities laws, we paid $2.5 million in cash and $2.5 million in common stock in the settlement which was approved on October 28, 1999.

From time to time, we are engaged in other litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

5.  Derivatives and Other Financial Instruments

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel consumed in 2001, 2000 and 1999 represented approximately 22.9 percent, 25.9 percent and 14.3 percent of our operating expenses excluding special items, respectively. As of December 31, 2001, using swap agreements, we hedged approximately 30 percent of our projected 2002 fuel needs at a price no higher than $29 per barrel of heating oil. We also hedged approximately 10 percent of our anticipated fuel requirements for January 2003 through September 2004, using swap agreements, at a price below $22 per barrel of crude oil. The fair value of our fuel-hedging agreements at December 31, 2001, representing the amount we would pay upon termination of the agreements, totaled $8.7 million. The current portion of these contracts, $7.9 million, is recorded in "Accrued and other liabilities" while the long-term portion, $0.8 million, is recorded in "Other liabilities" in our Consolidated Combined Balance Sheets. See Note 16.

We account for our derivative instruments used to hedge fuel costs as cash flow hedges in accordance with SFAS 133. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive loss" until the underlying aircraft fuel is consumed. During 2001, we recognized losses of $2.5 million representing the effective portion of our hedging activities. These losses are included in "Aircraft fuel" in the Consolidated Combined Statement of Operations. We recognized a gain of approximately $2.2 million during 2001 representing the ineffectiveness of our hedging relationships. This gain is recorded in "SFAS 133 adjustment" in our Consolidated Combined Statements of Operations.

Prior to the adoption of SFAS 133, these instruments were not recorded on the balance sheet. Because the fixed price swap agreements and collar structures were considered highly effective in offsetting changes in jet fuel prices, periodic settlements under the agreements were recognized as a component of fuel expense when the underlying fuel being hedged was used. During 2000 and 1999, we recognized gains of $5.1 million and $14.2 million, respectively, as a result of our hedging activities. These amounts are included in "Aircraft fuel" in our Consolidated Combined Statements of Operations.

On November 28, 2001, the credit rating of the counterparty to all of our fuel-related hedges was downgraded and the counterparty declared bankruptcy on December 2, 2001. Due to the deterioration of the counterparty's creditworthiness, we no longer consider the financial contracts with the counterparty to be highly effective in offsetting our risk related to changing fuel prices because of the consideration of the possibility that the counterparty will default by failing to make contractually required payments as scheduled in the derivative instrument. As a result, on November 28, 2001, hedge accounting treatment was discontinued prospectively for our derivative contracts with this counterparty in accordance with SFAS 133. Gains and losses previously deferred in "Accumulated other comprehensive loss" will continue to be reclassified to earnings as the hedged item affects earnings. Beginning on November 28, 2001, changes in fair value of the derivative instruments have been marked to market through earnings. This resulted in a charge of $0.2 million, which is included in the amount presented as "SFAS 133 adjustment" in our Consolidated Combined Statements of Operations. See Note 16.

At the end of December 31, 2001, we had approximately $6.8 million in unrealized losses in "Accumulated other comprehensive loss" related to fuel hedges. Included in this total are approximately $6.0 million in net unrealized losses that are expected to be realized in earnings during 2002. Upon the adoption of SFAS 133 on January 1, 2001, we recorded unrealized fuel hedge gains of $1.3 million, of which $1.2 million was realized in earnings during 2001.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel also include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with SFAS 133. As of December 31, 2001, utilizing fixed price fuel contracts we agreed to purchase approximately 32 percent of our anticipated fuel needs through March 2002 at a price no higher than $0.69 per gallon of aviation fuel, including delivery to our operations hub in Atlanta.

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

The fair values of our long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of our long-term debt were $250.2 million and $240.5 million, respectively, at December 31, 2001, and $277.9 million and $291.3 million, respectively, at December 31, 2000.

6.  Accrued and Other Liabilities

The components of our accrued and other liabilities were (in thousands):
	As of December 31,
	2001	2000
Accrued maintenance	$18,562	$19,307
Rotable inventory payable	19,658	-
Accrued interest	7,279	9,902
Accrued salaries, wages and benefits	14,327	10,881
Deferred gains from sale and leaseback of aircraft	44,077	10,122
Derivative liability	8,676	-
Accrued federal excise taxes	20,893	4,348
Accrued lease termination costs	6,663	-
Other	8,872	10,286
	149,007	64,846
Less noncurrent derivative liability	(832)	-
Less noncurrent deferred gains from sale and leaseback of aircraft	(40,409)	(8,190)
Other liabilities	(41,241)	(8,190)

Accrued and other liabilities	$107,766	$56,656
	==================	==================

7.  Indebtedness

The components of our long-term debt, including capital lease obligations were (in thousands):
	As of December 31,
	2001	2000
Aircraft notes payable through 2017, 10.63% weighted- average interest rate	$130,186	$131,826
Senior notes due April 2008, 11.27% interest rate	129,046	-
Senior secured notes due April 2001, 10.50% interest rate	-	80,000
Promissory notes for aircraft and other equipment payable through 2018, 8.27% to 11.76% interest rates	-	64,043
Capital lease obligations	1,594	2,034
	260,826	277,903
Less unamortized debt discount	(10,599)	-
	250,227	277,903
Less current maturities	(13,439)	(62,491)
	$236,788	$215,412
	================	================

Maturities of our long-term debt and capital lease obligations for the next five years and thereafter, in aggregate, are (in thousands): 2002 - $13,439; 2003 - $10,270; 2004 - $11,479; 2005 - $15,116; 2006 - $15,710; thereafter - $194,812.

We completed a private placement of $178.9 million enhanced equipment trust certificates (EETCs) on November 3, 1999. The EETC proceeds were used to replace loans for the purchase of the first 10 B717 aircraft delivered, and all 10 aircraft were pledged as collateral for the EETCs. In March 2000, we sold and leased back two of the B717s in a leveraged lease transaction reducing the outstanding principal amount of the EETCs by $35.9 million. Principal and interest payments on the EETCs are due semiannually through April 2017.

We, along with AirTran Holdings, entered into an amended and restated financing commitment with Boeing Capital Services Corporation (Boeing Capital) on March 22, 2001, and a series of definitive agreements on April 12, 2001, in order to refinance AirTran Holdings' 10 1/4% ($150.0 million) senior notes and our 10 1/2% ($80.0 million) senior secured notes due April 2001 (collectively, the Existing Notes), and to provide additional liquidity. The cash flow generated from the Boeing Capital transactions, together with internally generated funds, was used to retire the Existing Notes at maturity. The components of the refinancing are as follows (in thousands):

11.27% Senior secured notes of AirTran Airways, Inc. due 2008	$166,400
13.00% Subordinated notes of AirTran Holdings, Inc. due 2009	17,500
7.75% Convertible notes of AirTran Holdings, Inc. due 2009	17,500

$201,400
==============

Under our new senior secured notes, principal payments of approximately $3.3 million plus interest are due and payable semiannually. In addition, there are certain mandatory prepayment events, including a $3.1 million prepayment upon the consummation of each of 11 sale-leaseback transactions for B717 aircraft. During the year ended December 31, 2001, eleven prepayments occurred. The new senior secured notes are secured by substantially all of our assets not previously encumbered, and are noncallable for four years. In the fifth year, the senior secured notes may be prepaid at a premium of 4 percent and in the sixth year at a premium of 2 percent. Contemporaneously with the issuance of the new senior secured notes, AirTran Holdings issued detachable warrants to Boeing Capital for the purchase of three million shares of AirTran Holdings common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in five years. This amount will be amortized to interest expense over the life of the new senior secured notes. See Note 15.

Under AirTran Holdings' subordinated notes, interest is due and payable semiannually in arrears, and no principal payments are due prior to maturity in 2009, except for mandatory prepayments equal to 25 percent of AirTran's net income (which, subject to applicable law, AirTran is required to dividend to AirTran Holdings in cash on a quarterly basis for payment to the lender). During the third quarter of 2001, AirTran Holdings paid $3.3 million in principal on the subordinated notes in accordance with the requirements to pay 25 percent of our net income from the second quarter. See Note 15.

AirTran Holdings' convertible notes bear a higher rate of interest, specifically 12.27 percent if their average common stock price during a calendar month is below $6.42. This contingent interest feature is considered an embedded derivative under SFAS 133 and had no value at December 31, 2001. Quarterly valuations will be made and recorded by AirTran Holdings, if necessary, to reflect the derivative's fair value. Interest is payable semiannually in arrears. The notes are convertible at any time into approximately 3.2 million shares of AirTran Holdings' common stock. This conversion rate represents a beneficial conversion feature valued at $5.6 million. This amount will be amortized to interest expense by AirTran Holdings over the life of the convertible notes, or sooner upon conversion. AirTran Holdings is able to require Boeing Capital's conversion of the notes under certain circumstances. See Note 15.

During the third quarter of 2001, Boeing Capital exercised approximately two-thirds of their conversion rights resulting in a decrease of $12 million of principal on AirTran Holdings' 7.75% Convertible Notes. In connection with the conversion, AirTran Holdings issued approximately 2.2 million shares of their common stock to Boeing Capital. In accordance with generally accepted accounting principles, AirTran Holdings expensed $3.8 million of the debt discount and $0.5 million of debt issuance costs. These amounts are shown on the Consolidated Combined Statements of Operations as "Other (Income) Expense - Parent company convertible debt discount amortization". See Note 15.

AirTran Holdings' subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

The notes contain certain covenants, including limitations on additional indebtedness, restrictions on transactions with subsidiaries and limitations on asset disposals. We are in compliance with these requirements.

During the last quarter of 2000, we financed the acquisition of three B717 aircraft with promissory notes from Boeing. Subsequent to December 31, 2000, these notes were repaid through the sale and leaseback of the three B717s. Accordingly, these notes were classified as long-term debt at December 31, 2000.

During 2000, we entered into capital lease agreements for various capital assets (see Note 8).

Substantially all of our assets serve as collateral on the aforementioned debt agreements.

8.  Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2001, 2000 and 1999 was approximately $56.7 million, $30.9 million and $21.7 million, respectively.

We lease six DC-9s, one B737 and 22 B717s under operating leases with terms that expire through 2020. We have the option to renew the DC-9 leases for one or more periods of not less than six months. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor's defined cost of the aircraft at the end of the 13th year of the lease term. The B717 leases are the result of sale and leaseback transactions. Deferred gains from these transactions are being amortized over the terms of the leases. At December 31, 2001 and 2000, unamortized deferred gains were $44.1 million and $10.1 million, respectively. See Note 6. We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging from one month to 13 years. In addition, we lease ground equipment and certain rotables under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):
	As of December 31,
	2001	2000
Flight equipment	$2,627	$2,627
Less: Accumulated depreciation	(285)	(111)
	$2,342	$2,516
	===============	================

The following schedule outlines the future minimum lease payments at December 31, 2001, under noncancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2002	$564	$81,192
2003	565	81,123
2004	535	76,303
2005	95	74,313
2006	-	72,687
Thereafter	-	668,032
Total minimum lease payments	1,759	$1,053,650
Less: amount representing interest	(165)	=================
Present value of future payments	1,594
Less: current obligations	(482)
Long-term obligations	$1,112
	================

Capital lease obligations are included in long-term debt in our Consolidated Combined Balance Sheets.

9.  Comprehensive Income (Loss)

Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other nonowner transactions and events that change stockholder's equity (deficit). Other comprehensive income (loss) is composed of changes in the fair value of our derivative financial instruments that qualify for hedge accounting. Comprehensive loss totaled $6.8 million for 2001. The difference between net loss and comprehensive loss for 2001 is as follows (in thousands):
2001
Net loss	$ (2,757)
Unrealized loss on derivative instruments	(6,846)
Comprehensive loss	$ (9,603)
===========

Because our net deferred tax assets are offset in full by a valuation allowance, there is no tax effect of the unrealized loss.

An analysis of the amounts included in "Accumulated other comprehensive loss", is shown below (in thousands):
Balance at December 31, 2000	$-
January 1, 2001 transition adjustment	1,273
2001 changes in fair value	(10,097)
Reclassification to earnings	1,978
Balance at December 31, 2001	$(6,846)
===============

10.  Stock Option Plans

The Company participates in AirTran Holdings' 1993 Incentive Stock Option Plan which provides up to 4.8 million options to be granted to officers, directors and key employees to purchase shares of AirTran Holdings' common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10 percent of the voting power of all classes of AirTran Holdings' common stock, the exercise price per share shall not be less than 110 percent of the fair value of the shares on the date of grant. Additionally we participate in AirTran Holdings' 1994 Stock Option Plan which provides up to 4 million incentive stock options or nonqualified options to be granted to our officers, directors, key employees and consultants and AirTran Holdings' 1996 Stock Option Plan which provides up to 5 million incentive stock options or nonqualified options to be granted to our officers, directors, key employees and consultants.

In connection with the acquisition of Airways in 1997, AirTran Holdings assumed the Airways Corporation 1995 Stock Option Plan (Airways Plan) and the Airways Corporation 1995 Director Stock Option Plan (Airways DSOP). Under the Airways Plan, up to 1.2 million incentive stock options or nonqualified options may be granted to our officers, directors, key employees or consultants. Under the Airways DSOP, up to 150,000 nonqualified options may be granted to directors.

On August 6, 2001, we reached an agreement with the National Pilots Association under which our pilots were granted 900,000 options to purchase AirTran Holdings common stock as of that date and will be granted additional options in 2002 through 2004 based on certain criteria. All options vest over three years.

Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

Pro forma information regarding net income (loss) is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.3 percent, 6.2 percent and 5.0 percent; no dividend yields; volatility factors of the expected market price of AirTran Holdings' common stock of 0.666, 0.596 and 0.648; and a weighted-average expected life of the options of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Our pro forma information is as follows (in thousands):
	2001	2000	1999
Pro forma net income (loss)	($6,136)	$45,059	$(102,173)

The pro forma net income (loss) information presented above reflect stock options granted during 1995 and in later years, in accordance with SFAS 123. Accordingly, the full effect of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts above, because compensation expense is recognized over the stock option's vesting period and compensation expense for stock options granted prior to January 1, 1995, is not considered.

11.  Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	2001	2000	1999
Current provision:
Federal	$858	$-	$352
State	130	-	-
Total current provision	988	-	352
Deferred provision:
Federal	1,896	-	2,010
State	356	-	377
Total deferred provision	2,252	-	2,387
Provision for income taxes	$3,240	$-	$2,739
	=================	=============	=============

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision for income taxes is as follows (in thousands):
	2001	2000	1999
Tax computed at federal statutory rate	$399	$16,603	$(33,829)
State income tax (benefit), net of federal tax benefit	303	1,469	(3,089)
Goodwill	481	483	517
Debt discount amortization	1,083	-	-
Benefit of preacquisition net operating loss carryforwards	2,252	-	2,387
Other	125	54	(200)
Valuation reserve, including the effect of changes to prior year deferred tax assets	(1,403)	(18,609)	36,953
	$3,240	$-	$2,739
	================	================	================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	As of December 31,
	2001	2000
Deferred tax liabilities:
Depreciation	$9,010	$4,436
Rent expense	2,841	988
Gross deferred tax liabilities	11,851	5,424

Deferred tax assets:
Deferred gains from sale and leaseback of aircraft	16,749	3,846
Accrued liabilities	4,905	1,181
Federal operating loss carryforwards	36,043	47,959
State operating loss carryforwards	4,095	4,606
AMT credit carryforwards	4,078	3,770
Other	4,821	4,289
Gross deferred tax assets	70,691	65,651
Valuation allowance	(58,840)	(60,227)
Net deferred tax assets	11,851	5,424
Total net deferred taxes	$-	$-
	================	================

For financial reporting purposes, a valuation allowance has been recognized at December 31, 2001 and 2000, to reduce the net deferred income tax assets to zero. We have not recognized any benefit from the future use of operating loss carryforwards because management's evaluation of all the available evidence in assessing the realizability of the tax benefits of such loss carryforwards, indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently. Although we produced operating profits in 2001 and 2000, we do not believe this and other positive evidence, including projections of future profitable operations, offset the effect of our recent cumulative losses.

At December 31, 2001, we had net operating loss carryforwards for income tax purposes of approximately $103 million that begin to expire in 2012. In addition, our Alternative Minimum Tax credit carryforwards for income tax purposes were $4.1 million.

Prior to the Airways merger, Airways generated net operating loss carryforwards of $23.1 million. The use of preacquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. For financial reporting purposes, a valuation allowance of $8.1 million was recognized to offset the deferred tax assets related to those carryforwards. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways. During 2001 and 1999, we utilized $5.9 million and $6.3 million, respectively, of Airways' net operating loss carryforwards, and reduced goodwill respectively by the $2.3 million and $2.4 million tax benefit of such utilization.

12.  Impairment Loss /Lease Termination

In response to the expected slowdown in air travel as a result of the September 11th events, we announced on September 17, 2001 an updated capacity plan whereby we reduced our scheduled operations to approximately 80 percent of our pre-September 11th schedule. With other airlines similarly reducing flights and grounding older aircraft types resulting in an overall reduction in values in the previously owned aircraft market, we decided to review our DC-9 fleet for impairment. During the second quarter of 2001, we announced our intention to retire our fleet of four Boeing 737 (B737) aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. The B737s are being replaced with B717 aircraft. We have subsequently sold and delivered two of the B737 aircraft and are currently in negotiations to sell the third owned aircraft which is classified as assets held for disposal and included in other current assets.

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

In connection with the 2001 reduction in value of the DC-9s and each of the above mentioned decisions to accelerate the retirement of aircraft, we performed evaluations to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluations, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, and therefore these aircraft are impaired as defined by SFAS 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market value at the date the decisions were made, resulting in a $28 million impairment loss on the DC-9s and a $10.8 million impairment loss on the B737s in 2001 and a $147.7 million impairment loss on the DC-9s in 1999. We used appraisals and considered recent transactions and market trends involving similar aircraft in determining the fair market values.

In addition, spare parts, materials and supplies were written down to the lower of cost or market. Such charges totaled $3.4 million and $5.9 million in 2001 and 1999, respectively.

We are currently in negotiations with the lessor regarding the disposition of one leased B737. The termination of the lease includes estimated costs related to buying out the lease and to bring the aircraft into compliance with the return provisions of the lease agreement. The lease termination charge was $7.3 million. The remaining balance of accruals for the lease termination at December 31, 2001 was $6.7 million.

13.  Employee Benefit Plans

Effective January 1, 1998, AirTran Holdings consolidated the 401(k) plans (the Plan) in which we participate. All employees, except pilots, are eligible to participate in the consolidated Plan, a defined contribution benefit plan which qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the Plan. Contributions to the Plan by AirTran are discretionary. The amount of our contributions to the Plan expensed in 2001, 2000, and 1999 were approximately $0.3 million, $0.5 million and $0.3 million, respectively.

Effective in the third quarter of 2000, we agreed to fund, on behalf of our mechanics and inspectors, a monthly fixed contribution per eligible employee to their union's pension plan. In May of 2001, a similar agreement was made on behalf of our maintenance training instructors. During 2001, we expensed approximately $0.2 million related to these agreements. Beginning in January 2002, additional agreements with our stores clerks and ground service equipment employees take effect that call for a monthly fixed amount per eligible employee to be made to the union's pension plan. At the time these agreements take effect, the eligible employee may continue making contributions to the Plan , but there will be no company match.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Funds previously invested in the Plan, representing contributions made by and for pilots, were moved to the Pilot Savings Plan during 2001. Eligible employees may contribute up to the IRS maximum allowed. We will not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Company contributions were 6 percent of eligible gross wages during 2001, increasing to 7 percent, 8 percent and 10.5 percent during 2002, 2003 and 2004, respectively. We expensed $1.8 million in contributions to the DC Plan during 2001.

Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of AirTran Holdings' common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2001, 2000, and 1999, the employees purchased a total of 31,396, 61,626 and 51,318 shares of AirTran Holdings' stock, respectively, at an average price of $6.93, $4.30 and $3.94 per share, respectively.

14.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands):

	Quarter
	First	Second	Third	Fourth
Fiscal 2001
Operating revenues	$ 173,743	$ 205,763	$ 150,677	$ 134,981
Operating income (loss)	17,932	22,485	1,766	(6,474)
Income (loss) before cumulative effect of change in accounting principle	9,457	13,195	(10,594)	(14,158)
Net income (loss)	8,800	13,195	(10,594)	(14,158)
	Quarter
Fiscal 2000	First	Second	Third	Fourth
Operating revenues	$ 132,408	$ 160,769	$ 161,459	$ 169,458
Operating income	11,838	31,622	17,103	20,588
Net income	2,902	22,588	8,891	13,055

The results of the second quarter of 2001 included a charge for impairment/lease termination of $18.1 million. The results of the third quarter of 2001 included the following items: $28 million charge for impairment; $2.5 million of costs related to the events of September 11; $30.4 million government grant and $4.3 million of debt discount amortization upon conversion of AirTran Holdings' debt. The results of the fourth quarter included a $1.3 million reduction in the government grant as a result of a change in the estimated total amount to be received.

During the fourth quarter of 2001 and 2000, year-end adjustments resulted in increasing loss or decreasing income before income taxes by approximately $1.5 million and $1.6 million, respectively, the majority of which relates to revisions of expenses recorded earlier in the respective year.

During the year, we provide for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Adjustments are made each quarter for changes in the anticipated rates used in previous quarters. If the actual annual effective rates had been used in each of the quarters of 2001 and 2000, net income (loss) for the first through fourth quarters of 2001 would have been $8.7 million, $11.2 million, $(9.9) million and $(12.8) million, respectively, and net income for the first through the fourth quarters of 2000 would have been $3.0 million, $23.6 million, $9.2 million and $11.6 million, respectively.

  Related Party Transactions

In April 2001, AirTran paid off AirTran Holdings' $150.0 million 10.25% Senior Notes issued in 1996 which AirTran and its wholly-owned subsidiary had fully and unconditionally guaranteed on a joint and several basis. The net proceeds of AirTran Holdings' issuance had been loaned to AirTran and had been included in Due to AirTran Holdings, Inc. During the period that the Senior Notes were outstanding, AirTran funded the $15.4 million of annual interest due on these notes.

In April 2001, AirTran Holdings issued subordinated and convertible notes to Boeing Capital as described in Note 7. The proceeds of $35 million were loaned to AirTran and are included in Due to AirTran Holdings, Inc. AirTran Holdings' subordinated notes and convertible notes are secured by: (1) a pledge of all of our rights under the B717 aircraft purchase agreement with the McDonnell Douglas Corporation (an affiliate of Boeing Capital), and (2) a subordinated lien on the collateral securing the new senior secured notes.

Although there is no formal agreement between AirTran and AirTran Holdings, we fund the payments of the semi-annual interest payments on the subordinated and convertible notes and we expect to repay the principal amount of AirTran Holdings' subordinated and convertible notes at maturity in 2009. The subordinated note requires mandatory prepayments equal to 25% of AirTran's net income (which, subject to applicable law, AirTran dividends to AirTran Holdings in cash on a quarterly basis for payment to the lender). During 2001, AirTran paid a dividend to AirTran Holdings of $6.6 million. AirTran also paid $1.6 million in debt issuance costs related to the AirTran Holdings' subordinated and convertible notes. See Note 7.

Contemporaneously with the issuance of our 11.27% Senior secured notes, we issued detachable warrants to Boeing Capital for the purchase of three million shares of AirTran Holdings' common stock at $4.51 per share. The warrants have an estimated value of $12.3 million and expire in 5 years. The value of these warrants is included in Due to AirTran Holdings, Inc. See Note 7.

AirTran Holdings charged us $7.3 million, $16.2 million and $16.2 million in interest expense in 2001, 2000 and 1999, respectively. Included in the interest expense was $0.5 million, $0.8 million and $0.8 million in 2001, 2000 and 1999, respectively, relating to amortization of the debt issuance costs of the notes. Additionally in 2001, the interest expense included $0.1 million in debt discount amortization. AirTran Holdings also charged us $4.3 million in convertible debt discount amortization upon the conversion of two-thirds of the convertible notes. See Note 7.

Also included in the Due to AirTran Holdings, Inc. are amounts loaned to AirTran by AirTran Holdings principally as a result of issuance of common stock by AirTran Holdings pursuant to stock option plans and for settlement of litigation.

16.  Subsequent Events

On March 21, 2002, we amended our B717 purchase contract as follows: (i) our commitments to acquire B717s in 2002 increased from 12 aircraft to 20 aircraft, comprised of 13 firm and seven option aircraft; (ii) our commitments to acquire B717s in 2003 decreased from 11 aircraft to 10 aircraft, comprised of nine firm and one option aircraft; and (iii) purchase deposits that were previously paid for aircraft deliveries in 2002 will be applied to future aircraft deliveries, rather than reducing the balance of the total purchase price due at delivery.

We have signed a lease financing proposal from Boeing Capital for 19 (20 at Boeing Capital's option) new or previously owned B717 aircraft to be delivered in 2002. According to this proposal, the lease term for each of these aircraft commences upon delivery and will continue for 18 to 19 years, at which time we can renew the lease at fair market rental or purchase the aircraft at the greater of a predetermined amount or its fair market value. If completed as contemplated, this lease financing will reduce our aggregate funding requirements for aircraft commitments to $211.3 million representing the aircraft to be purchased for 2003. Funding is subject to finalization of definitive agreements and other conditions. See Note 4.

On March 13, 2002, we terminated all our derivative agreements with the counterparty. The current fair value of the derivative liability on the termination date was estimated to be less than $1.0 million, as compared to a liability of $8.7 million at December 31, 2001. Since this is an early termination of derivative contracts, losses of $6.8 million at December 31, 2001, deferred in other comprehensive loss will continue to be reclassified to earnings as the related fuel is used through September 2004. See Note 5.

AirTran Holdings, Inc.

Schedule II (a) - Valuation and Qualifying Accounts

(In thousands)
	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS - DESCRIBE	DEDUCTIONS - DESCRIBE		BALANCE AT END OF PERIOD
Year ended December 31, 2001
Allowance for Doubtful Accounts	$1,231	$2,697	$-	$3,261	(1)	$667
Allowance for Obsolescence	6,171	4,026	-	9,632	(2)	565
Valuation Allowance for Deferred Taxes	60,227	(1,387)	-	-		58,840
Total	67,629	5,336	-	12,893		60,072
	=======	=======	=======	=======		=======

Year ended December 31, 2000
Allowance for Doubtful Accounts	927	4,626	-	4,322	(1)	1,231
Allowance for Obsolescence	2,260	3,962	-	51	(2)	6,171
Valuation Allowance for Deferred Taxes	75,910	(15,683)	-	-		60,227
Total	79,097	(7,095)	-	4,373		67,629
	=======	=======	=======	=======		=======

Year ended December 31, 1999
Allowance for Doubtful Accounts	1,325	4,022	-	4,420	(1)	927
Allowance for Obsolescence	4,259	1,406	-	3,405	(2)	2,260
Valuation Allowance for Deferred Taxes	39,632	36,278	-	-		75,910
Total	$45,216	$41,706	$-	$7,825		$79,097
	=======	=======	=======	=======		=======

(1) Uncollectible amounts charged to allowance for doubtful accounts.

(2) Obsolete items charged to allowance for obsolescence.

AirTran Airways, Inc.

Schedule II (b) - Valuation and Qualifying Accounts

(In thousands)
	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS - DESCRIBE	DEDUCTIONS - DESCRIBE		BALANCE AT END OF PERIOD
Year ended December 31, 2001
Allowance for Doubtful Accounts	$1,231	$2,697	$-	$3,261	(1)	$667
Allowance for Obsolescence	6,171	4,026	-	9,632	(2)	565
Valuation Allowance for Deferred Taxes	60,227	(1,387)	-	-		58,840
Total	67,629	5,336	-	12,893		60,072
	=======	=======	=======	=======		=======

Year ended December 31, 2000
Allowance for Doubtful Accounts	927	4,626	-	4,322	(1)	1,231
Allowance for Obsolescence	2,260	3,962	-	51	(2)	6,171
Valuation Allowance for Deferred Taxes	75,910	(15,683)	-	-		60,227
Total	79,097	(7,095)	-	4,373		67,629
	=======	=======	=======	=======		=======

Year ended December 31, 1999
Allowance for Doubtful Accounts	1,325	4,022	-	4,420	(1)	927
Allowance for Obsolescence	4,259	1,406	-	3,405	(2)	2,260
Valuation Allowance for Deferred Taxes	39,632	36,278	-	-		75,910
Total	$45,216	$41,706	$-	$7,825		$79,097
	=======	=======	=======	=======		=======

(1) Uncollectible amounts charged to allowance for doubtful accounts.

(2) Obsolete items charged to allowance for obsolescence.