Form 10-Q
period 2002-03-31
AIRTRAN HOLDINGS INC; AIRTRAN AIRWAYS INC
filed 2002-05-14
CIK 948846, 1050715

HYPERLINKS -- Click here to easily navigate through this document
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

AirTran Holdings, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Nevada

9955 AirTran Boulevard, Orlando, Florida  32827
(Address of principal executive offices)  (Zip Code)

(407) 251-5600
(Registrant's telephone number, including area code)

Commission file number: 1-15991     I.R.S. Employer Identification No: 58-2189551

AirTran Airways, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Delaware

9955 AirTran Boulevard, Orlando, Florida  32827
(Address of principal executive offices)  (Zip Code)

(407) 251-5600
(Registrant's telephone number, including area code)

Commission file number: 333-37487-09     I.R.S. Employer Identification No: 65-0440712

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes    Ö             No

As of April 30, 2002 there were approximately 69,991,000 shares of common stock of AirTran Holdings, Inc. and 1,100 shares of common stock of AirTran Airways, Inc. outstanding.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

A I R T R A N H O L D I N G S, I N C. A N D A I R T R A N A I R W A Y S, I N C. Form 10-Q For the Quarterly Period Ended March 31, 2002 I N D E X

PART I. FINANCIAL INFORMATION Item 1A. Financial Statements
AirTran Holdings, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)
	Three Months Ended March 31,
	2002	2001
Operating Revenues:
Passenger	$155,689	$169,265
Cargo	243	620
Other	3,372	3,858
Total operating revenues	159,304	173,743

Operating Expenses:
Salaries, wages and benefits	45,252	39,016
Aircraft fuel	33,805	36,286
Aircraft rent	13,758	5,747
Distribution	10,705	12,487
Maintenance, materials and repairs	10,563	20,516
Landing fees and other rents	10,010	9,302
Aircraft insurance and security services	7,808	2,789
Marketing and advertising	5,675	5,134
Depreciation	4,411	8,135
Other operating	20,249	16,399
Total operating expenses	162,236	155,811
Operating Income (Loss)	(2,932)	17,932

Other (Income) Expense:
Interest income	(533)	(1,751)
Interest expense	7,479	10,628
SFAS 133 adjustment	(5,857)	(1,466)
Other expense, net	1,089	7,411

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(4,021)	10,521
Income Tax Expense (Benefit)	(987)	1,064
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(3,034)	9,457
Cumulative Effect of Change in Accounting Principle, Net of Tax	--	(657)
Net Income (Loss)	$(3,034)	$8,800
	=======	=======
Basic Earnings (Loss) per Common Share
Earnings (loss) before cumulative effect of change in accounting principle	$(0.04)	$0.14
Cumulative effect of change in accounting principle	--	(0.01)
Earnings (loss) per common share, basic	$(0.04)	$0.13
	=======	=======
Diluted Earnings (Loss) per Common Share
Earnings (loss) before cumulative effect of change in accounting principle	$(0.04)	$0.13
Cumulative effect of change in accounting principle	--	(0.01)
Earnings (loss) per common share, diluted	$(0.04)	$0.12
	=======	=======
Weighted-average Shares Outstanding
Basic	69,786	66,371
Diluted	69,786	71,616
See accompanying Notes to Condensed Consolidated Financial Statements.
3

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$75,248	$103,489
Restricted cash	46,569	26,540
Accounts receivable, less allowance of $697 and $667 at
March 31, 2002 and December 31, 2001, respectively	16,529	7,367
Spare parts, materials and supplies, less allowance for
obsolescence of $682 and $565 at March 31, 2002
and December 31, 2001, respectively	8,294	8,228
Government grant receivable	4,333	4,333
Prepaid expenses and other current assets	15,336	9,731
Total current assets	166,309	159,688

Property and Equipment:
Flight equipment	238,223	235,665
Less: Accumulated depreciation	(18,337)	(14,871)
	219,886	220,794

Purchase deposits for flight equipment	39,396	39,396

Other property and equipment	30,630	31,407
Less: Accumulated depreciation	(16,390)	(16,733)
	14,240	14,674
Total property and equipment	273,522	274,864

Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trade names	21,567	21,567
Debt issuance costs	9,493	9,855
Other assets	21,106	19,556
Total other assets	64,452	63,264
Total assets	$504,283	$497,816
	=========	=========

(Continued on next page)

4

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$6,050	$8,231
Accrued liabilities	99,088	108,269
Air traffic liability	60,755	38,457
Current portion of long-term debt	50,513	13,439
Total current liabilities	216,406	168,396

Long-term debt, less current portion	209,283	254,772

Other liabilities	45,732	41,241

Commitments and Contingencies
Stockholders' Equity:
Preferred stock	--	--
Common stock	70	70
Additional paid-in-capital	186,712	186,190
Accumulated other comprehensive loss	(4,879)	(6,846)
Accumulated deficit	(149,041)	(146,007)
Total stockholders' equity	32,862	33,407
Total liabilities and stockholders' equity	$504,283	$497,816
	==========	==========
See accompanying Notes to Condensed Consolidated Financial Statements.
5

AirTran Holdings, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2002	2001

Net cash provided by (used for) operating activities	$(25,232)	$29,265

Investing activities:
Purchases of property, plant and equipment	(3,403)	(11,915)
Payment of aircraft purchase deposits	--	(3,442)
Proceeds from disposal of equipment	--	16,907
Net cash provided by (used for) investing activities	(3,403)	1,550

Financing activities:
Payments of long-term debt	(128)	(732)
Proceeds from sale of common stock	522	4,156
Net cash provided by financing activities	394	3,424

Net increase (decrease) in cash and cash equivalents	(28,241)	34,239
Cash and cash equivalents at beginning of period	103,489	78,127
Cash and cash equivalents at end of period	$75,248	$112,366
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$64,991	$62,659
Repayment of debt and sale-leaseback of equipment	$9,000	$63,144

See accompanying Notes to Condensed Consolidated Financial Statements.

6

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Reclassifications

Certain amounts from 2001 have been reclassified to conform with the 2002 presentation.

3.  Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share before cumulative effect of change in accounting principle (in thousands, except per share amounts):
	Three Months Ended March 31,
	2002	2001
Numerator: Income (loss) before cumulative effect of change in accounting principle, basic	$(3,034)	$9,457
	=======	=======
Denominator: Weighted average shares outstanding, basic	69,786	66,371
Effect of dilutive securities:
Stock options	--	5,245
Adjusted weighted average shares outstanding, diluted	69,786	71,616
	=======	=======

Earnings (loss) per common share before cumulative effect of change in accounting principle: Basic	$(0.04)	$0.14
	=======	=======
Diluted	$(0.04)	$0.13
	=======	=======

4.  Comprehensive Income (Loss)

Comprehensive income (loss) was $(7.9) million and $11.6 million for the three months ended March 31, 2002 and 2001, respectively. Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed of changes in the fair value of our fuel hedging instruments.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

An analysis of the amounts included in accumulated other comprehensive income is shown below (in thousands):

(Increase)
Decrease
Balance at December 31, 2001	$(6,846)
Reclassification to earnings	1,967
Balance at March 31, 2002	$(4,879)
=====

5.  Fuel Risk Management

On March 13, 2002, we terminated all of our derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to "SFAS 133 adjustment" in the Condensed Consolidated Statements of Operations. During the remainder of 2002, approximately $4.1 million of losses deferred in "Other comprehensive loss" on our Balance Sheet will be reclassified to fuel expense as the related fuel is used resulting in increased fuel expense. The remaining $0.8 million in "Other comprehensive loss" will be reclassified to fuel expense through September 2004.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". As of March 31, 2002, utilizing fixed price fuel contracts we agreed to purchase approximately 13.5 percent of our fuel needs through the end of December 2002 at a price no higher than $0.67 per gallon of aviation fuel including delivery to our operations hub in Atlanta.

In April 2002, we signed additional fixed price fuel contracts increasing our fuel purchases under fixed price contracts to approximately 31.6 percent of our needs during the remainder of 2002 at a price of no higher than $0.69 per gallon of aviation fuel. Additionally, we have fixed price contracts covering the first quarter of 2003 with approximately 25.8 percent of our fuel needs at a price no higher than $0.72 per gallon of aviation fuel.

6.  Aircraft Purchase Commitments

As of March 31, 2002, our deliveries of B717 aircraft from the Boeing Company (Boeing) totaled 33 aircraft. Initially, we contracted with Boeing to purchase 50 B717s for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. We have since revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries, in addition to recharacterizing the original 50 option aircraft. As of March 31, 2002 our remaining commitments with respect to B717 aircraft were for the acquisition of 17 aircraft in 2002 and 10 aircraft in 2003. We expect to finance the acquisition of these aircraft and have signed a lease financing proposal with Boeing Capital Services Corporation (Boeing Capital) whereby Boeing Capital will provide lease-financing for a maximum of 20 new or previously owned B717 aircraft to be delivered in 2002 (the three B717 aircraft delivered during the first quarter of 2002 were lease-financed pursuant to the aforementioned Boeing Capital lease financing proposal).

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

With respect to future B717 option deliveries, we had 14 options, 20 purchase rights and five rolling options at March 31, 2002. Subsequent to the first quarter of 2002 we converted three of our rolling options to option aircraft, thereby increasing our options to 17 and reducing our rolling options to two. If we exercise our options to acquire additional aircraft, additional payments could be required for these aircraft during 2002 and future years. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

7.  Income Taxes

Income tax expense (benefit) was $(1.0) million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively. The differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards, offset in part by alternative minimum tax (during 2001) and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards (during 2002 and 2001).

In addition, the Job Creation and Worker Assistance Act of 2002 (the Act), which was passed by Congress in March 2002, resulted in a retroactive suspension of the alternative minimum tax NOL 90 percent limitation. The Act decreased our 2002 tax expense by $0.8 million. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, thus we recognized the change in the first quarter of 2002.

We have not recognized any benefit from the future use beyond the first quarter of 2002 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

8.  Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires us to test goodwill and indefinite-lived intangible assets for impairment rather than amortize them. During the first quarter of 2002, we discontinued amortization of these intangible assets resulting in reduced expense of approximately $0.4 million. Additionally, we completed our impairment analysis of both our goodwill and indefinite-lived intangible assets in accordance with SFAS 142. The analysis did not result in an impairment charge. Assuming we discontinued amortization of goodwill and indefinite-lived intangible assets as of January 1, 2001, our net income for the three months ended March 31, 2001 would have been $9.1 million and our basic and diluted earnings per common share for the same period would have been $0.14 and $0.13, respectively.

The following table provides information relating to our unamortized intangible assets as of March 31, 2002 (in thousands):

Unamortized intangible assets
Intangibles resulting from business acquisition (goodwill)	$12,286
Trademarks and trade names	21,567
Total	$33,853
======

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.  Recently Issued Accounting Standards

On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, and applies to all long-lived assets (including discontinued operations). Effective January 1, 2002, we adopted SFAS 144, which did not have a material effect on our results of operations, financial position or cash flows.

Item 1B.  Financial Statements
AirTran Airways, Inc. Condensed Consolidated Statements of Operations (In thousands) (Unaudited)
	Three Months Ended March 31,
	2002	2001
Operating Revenues:
Passenger	$155,689	$169,265
Cargo	243	620
Other	3,372	3,858
Total operating revenues	159,304	173,743

Operating Expenses:
Salaries, wages and benefits	45,252	39,016
Aircraft fuel	33,805	36,286
Aircraft rent	13,758	5,747
Distribution	10,705	12,487
Maintenance, materials and repairs	10,563	20,516
Landing fees and other rents	10,010	9,302
Aircraft insurance and security services	7,808	2,789
Marketing and advertising	5,675	5,134
Depreciation	4,411	8,135
Other operating	20,249	16,399
Total operating expenses	162,236	155,811
Operating Income (Loss)	(2,932)	17,932

Other (Income) Expense:
Interest income	(533)	(1,751)
Interest expense ($711 and $4,040 in 2002 and 2001, respectively to AirTran Holdings, Inc.)	7,479	10,628
SFAS 133 adjustment	(5,857)	(1,466)
Other expense, net	1,089	7,411

Income (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting Principle	(4,021)	10,521
Income Tax Expense (Benefit)	(987)	1,064
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(3,034)	9,457
Cumulative Effect of Change in Accounting Principle, Net of Tax	--	(657)
Net Income (Loss)	$(3,034)	$8,800
	=======	=======

See accompanying Notes to Condensed Consolidated Financial Statements.
11

AirTran Airways, Inc. Condensed Consolidated Balance Sheets (In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$68,524	$96,764
Restricted cash	46,569	26,540
Accounts receivable, less allowance of $697 and $667 at
March 31, 2002 and December 31, 2001, respectively	16,529	7,367
Due to AirTran Holdings, Inc.	2,313	2,923
Spare parts, materials and supplies, less allowance for
obsolescence of $682 and $565 at March 31, 2002
and December 31, 2001, respectively	8,294	8,228
Government grant receivable	4,333	4,333
Prepaid expenses and other current assets	15,336	9,731
Total current assets	161,898	155,886

Property and Equipment:
Flight equipment	238,223	235,665
Less: Accumulated depreciation	(18,337)	(14,871)
	219,886	220,794

Purchase deposits for flight equipment	39,396	39,396

Other property and equipment	30,630	31,407
Less: Accumulated depreciation	(16,390)	(16,733)
	14,240	14,674
Total property and equipment	273,522	274,864
Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trade names	21,567	21,567
Debt issuance costs	8,874	9,136
Other assets	21,106	19,556
Total other assets	63,833	62,545
Total assets	$499,253	$493,295
	=========	=========

(Continued on next page)

12

AirTran Airways, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$6,050	$8,231
Accrued liabilities	97,975	107,766
Air traffic liability	60,755	38,457
Current portion of long-term debt	50,513	13,439
Total current liabilities	215,293	167,893

Long-term debt, less current portion	191,306	236,788

Other liabilities	45,732	41,241

Due to AirTran Holdings, Inc.	66,925	66,309

Commitments and Contingencies
Stockholder's Deficit:
Common stock	--	--
Additional paid-in-capital	208,665	208,665
Accumulated other comprehensive loss	(4,879)	(6,846)
Accumulated deficit	(223,789)	(220,755)
Total stockholder's deficit	(20,003)	(18,936)
Total liabilities and stockholder's deficit	$499,253	$493,295
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.
13

AirTran Airways, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three Months Ended March 31,
	2002	2001

Net cash provided by (used for) operating activities	$(25,224)	$29,265

Investing activities:
Purchases of property, plant and equipment	(3,403)	(11,915)
Payment of aircraft purchase deposits	--	(3,442)
Proceeds from disposal of equipment	--	16,907
Net cash provided by (used for) investing activities	(3,403)	1,550

Financing activities:
Payments of long-term debt	(128)	(732)
Due to AirTran Holdings, Inc.	515	4,156
Net cash provided by financing activities	387	3,424

Net increase (decrease) in cash and cash equivalents	(28,240)	34,239
Cash and cash equivalents at beginning of period	96,764	78,127
Cash and cash equivalents at end of period	$68,524	$112,366
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$64,991	$62,659
Repayment of debt and sale-leaseback of equipment	$9,000	$63,144

See accompanying Notes to Condensed Consolidated Financial Statements.
14

AirTran Airways, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

AirTran Airways, Inc. (AirTran Airways) is a wholly-owned subsidiary of AirTran Holdings, Inc. (AirTran Holdings) and conducts all of the operations of AirTran Holdings. Pursuant to a Plan of Reorganization and Agreement of Merger, AirTran Holdings acquired Airways Corporation on November 17, 1997, through a merger of Airways Corporation with and into AirTran Holdings. The then current shareholders of Airways Corporation became stockholders of AirTran Holdings (formerly ValuJet, Inc.), and AirTran Airways, Inc., Airways Corporation's wholly-owned subsidiary, became a wholly-owned subsidiary of AirTran Holdings. On August 6, 1999, AirTran Airlines, Inc., a wholly-owned subsidiary of AirTran Holdings, was merged with and into AirTran Airways.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Reclassifications

Refer to Note 2 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

3.  Related Party Transactions

Intercompany interest expense was $0.7 million and $4.0 million for the three months ended March 31, 2002 and 2001, respectively, including debt issuance cost amortization of $0.1 million and $0.2 million, respectively. Additionally included in the Due to AirTran Holdings, Inc. are amounts loaned to AirTran Airways by AirTran Holdings principally as a result of issuance of common stock by AirTran Holdings pursuant to stock option plans and for settlement of litigation.

4.  Comprehensive Income (Loss)

Refer to Note 4 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

5.  Fuel Risk Management

Refer to Note 5 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

6.  Aircraft Purchase Commitments

Refer to Note 6 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

7.  Income Taxes

Refer to Note 7 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8.  Goodwill and Other Intangible Assets

Refer to Note 8 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

9.  Recently Issued Accounting Standards

Refer to Note 9 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as "anticipates," "expects," "intends," "believes," "will" or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL INFORMATION

We operate in a highly competitive industry that is characterized in general by cyclical financial performance, severe sensitivity to general economic conditions, extremely large capital investments and thin profit margins. The environment in which we operate has most recently been affected by significant escalations in the cost of aviation insurance and security services, in addition to volatile fuel prices. In light of these conditions, we believe we have performed well against our competitors both on a financial and operating performance basis.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable financial and operating results for the second and third quarters of the year than for the first and fourth quarters.

RESULTS OF OPERATIONS

For the three months ended March 31, 2002 and 2001

The table below sets forth selected financial and operating data for the three months ended March 31, 2002 and 2001.
	Three Months Ended March 31,				Percent
	2002		2001		Change

Revenue passengers	2,126,405		2,088,309		1.8
Revenue passenger miles (000s)	1,193,338		1,124,550		6.1
Available seat miles (000s)	1,799,189		1,594,737		12.8
EBITDAR	$15,237		$31,814		(52.1)
Operating margin	(1.8)%		10.3%		(12.1)	pts.
Net margin	(1.9)%		5.1%		(7.0)	pts.
Block hours	52,860		47,706		10.8
Passenger load factor	66.3%		70.5%		(4.2)	pts.
Break-even load factor	68.0%		66.1%		1.9	pts.
Average fare	$73.22		$81.05		(9.7)
Average yield per RPM	13.05	¢	15.05	¢	(13.3)
Passenger revenue per ASM	8.65	¢	10.61	¢	(18.5)
Operating cost per ASM	9.02	¢	9.77	¢	(7.7)
Non-fuel operating cost per ASM	7.14	¢	7.49	¢	(4.7)
Average cost of aircraft fuel per gallon	87.38	¢	98.27	¢	(11.1)
Weighted-average number of aircraft	60		55		9.1

Summary
We recorded an operating loss of $2.9 million, a net loss of $3.0 million and a loss per basic and diluted common share of $0.04 for the three months ended March 31, 2002. Included in these results was a $5.6 million after-tax, noncash credit adjustment reducing other expense, net that was related to the change in value of our fuel-related derivative contracts. These contracts were terminated during the first quarter of 2002. Also included in the first quarter results was an income tax benefit of $0.8 million resulting from a reduction in our tax liability as a result of an economic stimulus package recently passed by Congress. The sum of these special items reduced our loss per common share by $0.09. For the comparative period in 2001, we recorded operating income of $17.9 million, net income of $8.8 million and diluted earnings per common share of $0.12.

Operating Revenues
Our operating revenues for the quarter decreased by $14.4 million (8.3 percent) primarily due to a decline in passenger revenues resulting from reduced yields and load factors. Our average yield, as measured by revenue per passenger seat mile, decreased 13.3 percent to 13.05 cents per revenue passenger mile. The reduction in yield resulted from a decrease in our average fare from $81.05 to $73.22. Unit revenue or passenger revenue per available seat mile (RASM) decreased 18.5 percent resulting from the aforementioned reduction in yield and a decline in load factor of 4.2 percentage points. Our revenue passenger growth of 1.8 percent coupled with our 12.8 percent capacity growth resulted in the overall load factor reduction. Capacity, as measured by available seat miles (ASMs), increased due to the growth of our operating fleet by five aircraft on a weighted-average basis.

Operating Expenses
Our operating expenses increased by $6.4 million (4.1 percent) on ASM growth of 12.8 percent, resulting in a reduction in our operating cost per ASM (CASM) of 7.7 percent to 9.02 cents. Excluding aircraft fuel expense, our CASM declined 4.7 percent to 7.14 cents. Our operating expenses per ASM were as follows:

	Three Months Ended March 31,				Percent
	2002		2001		Change

Salaries, wages and benefits	2.52	¢	2.45	¢	2.9
Aircraft fuel	1.88		2.28		(17.5)
Aircraft rent	0.76		0.36		111.1
Distribution	0.59		0.78		(24.4)
Maintenance, materials and repairs	0.59		1.29		(54.3)
Landing fees and other rents	0.56		0.58		(3.4)
Aircraft insurance and security services	0.43		0.17		152.9
Marketing and advertising	0.32		0.32		--
Depreciation	0.25		0.51		(51.0)
Other operating	1.12		1.03		8.7

Total CASM	9.02	¢	9.77	¢	(7.7)
	=====		=====

Salaries, wages and benefits increased $6.2 million (16.0 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs.

Aircraft fuel decreased $2.5 million (6.8 percent) due to decreases in the price of aircraft fuel purchases and fuel consumption improvements. Our average per gallon cost of fuel declined 11.1 percent to 87.4 cents and our fuel consumption decreased 5.4 percent to 732 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel efficient.

Aircraft rent increased $8.0 million (139.4 percent) due to the lease financing of 14 additional B717 aircraft.

Distribution costs decreased $1.8 million (14.3 percent) primarily due to lower passenger revenues generating reduced sales commissions. Our commissions cost savings were partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees.

Maintenance, materials and repairs decreased $10.0 million (48.5 percent). On a block hour basis, maintenance costs declined 53.5 percent to $200 per block hour, primarily reflecting the retirement of certain DC-9 aircraft. In addition, the lower maintenance costs generally associated with operating a greater number of new Boeing 717 aircraft continued to reduce our per block hour maintenance costs.

Landing fees and other rents increased $0.7 million (7.6 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system.

Aircraft insurance and security services increased $5.0 million (180.0 percent) primarily from additional aircraft insurance premiums for war risk liability insurance. In addition, our insured fleet hull value increased as a result of the new B717 aircraft deliveries while the overall rates for basic hull and liability coverage also increased.

Marketing and advertising increased $0.5 million (10.5 percent) primarily reflecting our promotional efforts associated with the development of our new destinations.

Depreciation decreased $3.7 million (45.8 percent) primarily due to the retirement of seven owned aircraft and a reduction in the net book value of the DC-9 aircraft recognized in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This decrease was partially offset by depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft.

Other operating expenses increased $3.8 million (23.5 percent) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and the costs associated with our new reservations system and other automation projects.

Nonoperating Expenses
Other expense, net decreased by $6.3 million (85.3 percent) primarily due to a $5.6 million after-tax, noncash credit adjustment related to the change in value of our fuel-related derivative contracts. These contracts were terminated during the first quarter of 2002. See Note 5 to the Condensed Consolidated Financial Statements.

Income Tax Expense (Benefit)
Income tax expense (benefit) was $(1.0) million and $1.1 million for the three months ended March 31, 2002 and 2001, respectively. The differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards, offset in part by alternative minimum tax (during 2001) and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards (during 2002 and 2001).

In addition, the Job Creation and Worker Assistance Act of 2002 (the Act), which was passed by Congress in March 2002, resulted in a retroactive suspension of the alternative minimum tax NOL 90 percent limitation. The Act decreased our 2002 tax expense by $0.8 million. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, thus we recognized the change in the first quarter of 2002.

We have not recognized any benefit from the future use beyond the first quarter of 2002 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, our cash and cash equivalents, including restricted cash, totaled $121.8 million compared to $130.0 million at December 31, 2001. The deferral of $16.5 million in excise tax payments until January 2002 in accordance with the Air Transportation Safety and System Stabilization Act (the Stabilization Act) is reflected in our 2001 year-end cash balance. Operating activities for the first quarter of 2002 used $25.5 million of cash primarily due to the payment of the 2001 deferred excise taxes. Investing activities consumed $3.4 million of cash primarily due to the purchase of spare parts and equipment provisioning for the B717 aircraft fleet. Financing activities generated $0.4 million of cash primarily from the sale of common stock associated with the exercise of stock options.

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

On September 22, 2001, President Bush signed into law the Stabilization Act. The Stabilization Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Stabilization Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks of September 11, 2001 on the United States. The U.S. Department of Transportation (DOT) will make the final determination of the amount of eligible direct and incremental losses incurred by each airline. The DOT issued its final rules with respect to the Stabilization Act on April 16, 2002. Final applications for grants, which are due to the DOT on or before May 16, 2002, must be accompanied by Agreed Upon Procedures reports from independent auditors and may be subject to additional audit or review by the DOT and Congress.

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

Commitments
Our contractual purchase commitments consist primarily of scheduled acquisitions of new Boeing 717 aircraft. As of March 31, 2002, our deliveries of B717 aircraft from the Boeing Company (Boeing) totaled 33 aircraft. Initially, we contracted with Boeing to purchase 50 B717s for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. We have since revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries, in addition to recharacterizing the original 50 option aircraft.

As of March 31, 2002, our remaining commitments with respect to B717 aircraft were for the acquisition of 17 aircraft in 2002 and 10 aircraft in 2003. We expect to finance the acquisition of these aircraft and have signed a lease financing proposal with Boeing Capital Services Corporation (Boeing Capital) whereby Boeing Capital will provide lease-financing for a maximum of 20 new or previously owned B717 aircraft to be delivered in 2002 (the three B717 aircraft delivered during the first quarter of 2002 were lease-financed pursuant to the aforementioned Boeing Capital lease financing proposal). Currently we lack confirmed financing for the 10 aircraft scheduled for delivery in 2003. Aggregate commitments for these aircraft are approximately $211.3 million.

With respect to future B717 option deliveries, we had 14 options, 20 purchase rights and five rolling options at March 31, 2002. Subsequent to the first quarter of 2002 we converted three of our rolling options to option aircraft, thereby increasing our options to 17 and reducing our rolling options to two. If we exercise our options to acquire additional aircraft, additional payments could be required for these aircraft during 2002 and future years. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

OTHER INFORMATION

New Service
We recently announced the launch of new service from Wichita, Kansas, our 38th destination. Nonstop service from Wichita to Atlanta, Georgia and Chicago, Illinois' Midway International Airport begins in May 2002.

Recently Issued Accounting Standards
On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, and applies to all long-lived assets (including discontinued operations). Effective January 1, 2002, we adopted SFAS 144, which did not have a material effect on our results of operations, financial position or cash flows.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, other than those discussed below.

Aviation Fuel
On March 13, 2002, we terminated all of our derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to "SFAS 133 adjustment" in the Condensed Consolidated Statements of Operations. During the remainder of 2002, approximately $4.1 million of losses deferred in "Other comprehensive loss" on our Balance Sheet will be reclassified to fuel expense as the related fuel is used resulting in increased fuel expense. The remaining $0.8 million in "Other comprehensive loss" will be reclassified to fuel expense through September 2004.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". As of March 31, 2002, utilizing fixed price fuel contracts we agreed to purchase approximately 13.5 percent of our fuel needs through the end of December 2002 at a price no higher than $0.67 per gallon of aviation fuel including delivery to our operations hub in Atlanta.

In April 2002, we signed additional fixed price fuel contracts increasing our fuel purchases under fixed price contracts to approximately 31.6 percent of our needs during the remainder of 2002 at a price of no higher than $0.69 per gallon of aviation fuel. Additionally, we have fixed price contracts covering the first quarter of 2003 with approximately 25.8 percent of our fuel needs at a price no higher than $0.72 per gallon of aviation fuel.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

Item 6.  Exhibits and Reports on Form 8-K

(b)  We filed the following Current Reports on Form 8-K during the three months ended March 31, 2002:
Date of Report	Subject of Report
February 28, 2002	Press release announcing the acceleration of our fleet modernization plan and secured financing from Boeing Capital Services Corporation for our 2002 aircraft deliveries.

January 29, 2002	Press release announcing our financial results for the fourth quarter of 2001.

January 11, 2002	Press release announcing the voting results for a group of our employees regarding representation by the International Brotherhood of Teamsters Local 528.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.
Date: May 14, 2002	AirTran Holdings, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 14, 2002	AirTran Airways, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Hyperlinks