Form 10-Q
period 2002-06-30
AIRTRAN HOLDINGS INC; AIRTRAN AIRWAYS INC
filed 2002-08-13
CIK 948846, 1050715

HYPERLINKS -- Click here to easily navigate through this document
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes    Ö             No

As of July 31, 2002 there were approximately 70,388,000 shares of common stock of AirTran Holdings, Inc. and 1,100 shares of common stock of AirTran Airways, Inc. outstanding.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

AIRTRAN HOLDINGS, INC. & AIRTRAN AIRWAYS, INC. Form 10-Q For the Quarter Ended June 30, 2002 INDEX

PART I.  FINANCIAL INFORMATION

Item 1A.  Financial Statements
AirTran Holdings, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share amounts) (Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Operating Revenues:
Passenger	$185,683	$201,117	$341,372	$370,382
Cargo	413	674	656	1,294
Other	4,549	3,972	7,921	7,830
Total operating revenues	190,645	205,763	349,949	379,506

Operating Expenses:
Salaries, wages and benefits	50,928	41,842	96,180	80,858
Aircraft fuel	39,044	38,308	72,849	74,594
Aircraft rent	16,362	8,321	30,120	14,068
Distribution	12,495	13,806	23,200	26,293
Maintenance, materials and repairs	15,087	20,754	25,650	41,270
Landing fees and other rents	10,708	8,875	20,718	18,177
Aircraft insurance and security services	6,738	2,947	14,546	5,737
Marketing and advertising	5,437	5,091	11,112	10,225
Depreciation	4,204	8,117	8,615	16,252
Other operating	17,488	17,138	37,737	33,536
Impairment loss/lease termination	--	18,079	--	18,079
Total operating expenses	178,491	183,278	340,727	339,089
Operating Income	12,154	22,485	9,222	40,417

Other (Income) Expense:
Interest income	(520)	(1,448)	(1,053)	(3,199)
Interest expense	7,374	10,306	14,853	20,934
SFAS 133 adjustment	--	(1,146)	(5,857)	(2,612)
Other expense, net	6,854	7,712	7,943	15,123
Income Before Income Taxes
and Cumulative Effect of Change
in Accounting Principle	5,300	14,773	1,279	25,294
Income tax expense (benefit)	201	1,578	(786)	2,642
Income Before Cumulative
Effect of Change in Accounting Principle	5,099	13,195	2,065	22,652
Cumulative effect of change in
accounting principle, net of tax	--	--	--	(657)
Net Income	$5,099	$13,195	$2,065	$21,995
	=======	=======	=======	=======

(Continued on next page)

AirTran Holdings, Inc. Condensed Consolidated Statements of Operations (Continued) (In thousands, except per share amounts) (Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Earnings Per Common Share
Basic Earnings Per Common Share
Before Cumulative Effect of Change
in Accounting Principle	$0.07	$0.20	$0.03	$0.34
Cumulative Effect of Change in
Accounting Principle	--	--	--	(0.01)
Earnings Per Common Share, Basic	$0.07	$0.20	$0.03	$0.33
	======	======	======	======

Diluted Earnings Per Common Share
Before Cumulative Effect of Change
in Accounting Principle	$0.07	$0.18	$0.03	$0.31
Cumulative Effect of Change in
Accounting Principle	--	--	--	(0.01)
Earnings Per Common Share, Diluted	$0.07	$0.18	$0.03	$0.30
	======	======	======	======
Weighted-average Shares Outstanding
Basic	70,224	66,643	70,156	66,508
Diluted	73,955	76,372	74,369	73,987

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (In thousands)
	June 30,	December 31.
	2002	2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,238	$103,489
Restricted cash	46,117	26,540
Accounts receivable, less allowance of $1,077 and $667 at
June 30, 2002 and December 31, 2001, respectively	13,880	7,367
Spare parts, materials and supplies, less allowance for
obsolescence of $989 and $565 at June 30, 2002
and December 31, 2001, respectively	6,423	8,228
Government grant receivable	4,333	4,333
Prepaid expenses and other current assets	16,329	9,731
Total current assets	150,320	159,688

Property and Equipment:
Flight equipment	239,466	235,665
Less: Accumulated depreciation	(20,259)	(14,871)
	219,207	220,794

Purchase deposits for flight equipment	39,296	39,396

Other property and equipment	32,791	31,407
Less: Accumulated depreciation	(16,909)	(16,733)
	15,882	14,674
Total property and equipment	274,385	274,864

Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trade names	21,567	21,567
Debt issuance costs	9,123	9,855
Other assets	25,593	19,556
Total other assets	68,569	63,264
Total assets	$493,274	$497,816
	=========	=========

(Continued on next page)

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)
	June 30,	December 31,
	2002	2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,573	$8,231
Accrued liabilities	94,643	108,269
Air traffic liability	58,129	38,457
Current portion of long-term debt	41,391	13,439
Total current liabilities	198,736	168,396

Long-term debt, less current portion	204,159	254,772

Other liabilities	49,992	41,241

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock	--	--
Common stock	70	70
Additional paid-in-capital	187,434	186,190
Accumulated other comprehensive loss	(3,175)	(6,846)
Accumulated deficit	(143,942)	(146,007)
Total stockholders' equity	40,387	33,407
Total liabilities and stockholders' equity	$493,274	$497,816
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the six months ended
	June 30,
	2002	2001

Net cash (used for) provided by operating activities	$(25,492)	$67,003

Investing activities:
Purchases of property, plant and equipment	(8,118)	(18,902)
Payment of aircraft purchase deposits	--	(9,683)
Proceeds from disposal of equipment	200	26,416
Net cash used for investing activities	(7,918)	(2,169)

Financing activities:
Issuance of long-term debt	--	201,400
Debt issuance costs	--	(5,784)
Payments of long-term debt	(8,085)	(231,046)
Proceeds from sale of common stock	1,244	4,542
Net cash used for financing activities	(6,841)	(30,888)

Net (decrease) increase in cash and cash equivalents	(40,251)	33,946
Cash and cash equivalents at beginning of period	103,489	78,127
Cash and cash equivalents at end of period	$63,238	$112,073
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$181,020	$129,915
Repayment of debt and sale and leaseback of aircraft	$--	$63,144
Gain on sale-leaseback of equipment and payment of debt	$16,000	$9,300

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Reclassifications

Certain amounts from 2001 have been reclassified to conform with the 2002 presentation.

3.  Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share before cumulative effect of change in accounting principle (in thousands, except per share amounts):
	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001
Numerator:
Income before cumulative effect of change in accounting principle, basic	$5,099	$13,195	$2,065	$22,652
Plus income effect of assumed conversion-interest on convertible debt	--	478	--	478
Income before cumulative effect of change in accounting principle plus assumed conversion, diluted	$5,099	$13,673	$2,065	$23,130
	======	======	=====	=======
Denominator:
Weighted-average shares outstanding, basic	70,224	66,643	70,156	66,508
Effect of dilutive securities:
Stock options	3,044	5,526	3,413	5,409
Convertible debt	--	2,803	--	1,409
Stock warrants	687	1,400	800	661
Adjusted weighted-average shares outstanding, diluted	73,955	76,372	74,369	73,987
	=====	======	=====	=======
Earnings per common share before cumulative effect of change in accounting principle:
Basic	$0.07	$0.20	$0.03	$0.34
	=====	=====	=====	=======
Diluted	$0.07	$0.18	$0.03	$0.31
	=====	=====	=======	=======

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Comprehensive Income (Loss)

Comprehensive income (loss) was $1.9 million and $11.2 million for the three months ended June 30, 2002 and 2001, respectively, and $(1.1) million and $22.8 million for the six months ended June 30, 2002 and 2001, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed of changes in the fair value of our fuel hedging instruments.

An analysis of the amounts included in accumulated other comprehensive income is shown below (in thousands):
(Increase) Decrease
Balance at December 31, 2001	$(6,856)
Reclassification to earnings	3,671
Balance at June 30, 2002	$(3,175)
======

5.  Fuel Risk Management

On March 13, 2002, we terminated all of our derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to "SFAS 133 adjustment" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2002. During the last nine months of 2002, approximately $4.1 million of losses deferred in "Other comprehensive loss" on our Balance Sheet will be reclassified to fuel expense as the related fuel is used resulting in increased fuel expense. The remaining $0.8 million in "Other comprehensive loss" will be reclassified to fuel expense through September 2004.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". As of June 30, 2002, utilizing fixed price fuel contracts we agreed to purchase approximately 35.1 percent of our fuel needs through December 31, 2002 at a price no higher than $0.70 per gallon of aviation fuel including delivery to our operations hub in Atlanta. Additionally, we have fixed price contracts covering the first six months of 2003 for approximately 24.0 percent of our fuel needs at a price no higher than $0.70 per gallon of aviation fuel (see Note 10).

6.  Aircraft Purchase Commitments

Our contractual purchase commitments consist primarily of scheduled acquisitions of new Boeing 717 aircraft. As of June 30, 2002, our deliveries of B717 aircraft from Boeing totaled 38 aircraft. Initially, we contracted with Boeing to purchase 50 B717s for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. We have since revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries, in addition to recharacterizing the original 50 option aircraft.

Our remaining commitments with respect to B717 aircraft were for the acquisition of 12 aircraft during the last six months of 2002 and a minimum of 10 aircraft in 2003. We expect to finance the acquisition of these aircraft and have signed a lease-financing agreement with Boeing Capital Services Corporation (Boeing Capital) whereby

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

lease-financing will be provided for a maximum of 20 new or previously owned B717 aircraft to be delivered in 2002 (the eight B717 aircraft delivered during the first six months of 2002 were lease-financed pursuant to the aforementioned Boeing Capital lease-financing agreement). Currently we lack confirmed financing for the aircraft scheduled for delivery in 2003. Assuming we take delivery of 10 aircraft in 2003, aggregate commitments for next year's aircraft deliveries are approximately $211.2 million.

With respect to future B717 option deliveries, we had 17 options, 20 purchase rights and two rolling options at June 30, 2002. If we exercise our options to acquire additional aircraft, additional payments could be required for these aircraft during 2002 and future years. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

7.  Income Taxes

Income tax expense (benefit) was $0.2 million and $1.6 million for the three months ended June 30, 2002 and 2001, respectively, and $(0.8) million and $2.6 million for the six months ended June 30, 2002 and 2001, respectively. During 2001, the differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards. During the second quarter of 2002, we reversed income tax benefit of $0.2 million recorded in the first quarter of 2002 due to a change in our estimated effective tax rate for the entire fiscal year of 2002. We do not anticipate recording additional income tax expense or benefit during the remainder of 2002.

The Job Creation and Worker Assistance Act of 2002 (the Act) passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax NOL 90 percent limitation. The Act decreased our 2002 tax expense by $0.8 million. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

We have not recognized any benefit from the future use beyond the second quarter of 2002 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

8.  Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires us to test goodwill and indefinite-lived intangible assets (for us, trade names) for impairment rather than amortize them. During the first quarter of 2002, we discontinued amortization of these intangible assets resulting in reduced expense for the three months and six months ended June 30, 2002 of approximately $0.3 million and $0.7 million. Additionally, we completed our impairment analysis of both our goodwill and trade names in accordance with SFAS 142. The analysis did not result in an impairment charge. Assuming we discontinued amortization of goodwill and indefinite-lived intangible assets as of January 1, 2001, our net income for the three months and six months ended June 30, 2001 would have been $12.9 million and $21.3 million, respectively. Our basic and diluted earnings per common share would have been $0.19 and $0.17 for the three months ended June 30, 2001 and $0.32 and $0.29 for the six months ended June 30, 2001.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table provides information relating to our unamortized intangible assets as of June 30, 2002 (in thousands):
Unamortized intangible assets	Cost
Intangibles resulting from business acquisition (goodwill)	$12,286
Trade names	21,567
Total	$33,853
======

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

10.  Subsequent Events

With respect to federal grants pursuant to the Air Transportation Safety and System Stabilization Act (the Stabilization Act), our June 30, 2002 balance sheet reflected a receivable of $4.3 million for the remaining compensation we expect to receive from the federal government by December 2002. We received a payment of $3.0 million during July 2002 and expect to receive the remaining $1.3 million balance by December 2002.

During August 2002, we entered into additional fixed price fuel contracts. These new contracts increased our total future fuel purchase commitments to approximately 31.4 percent of our estimated needs during the first six months of 2003 at a price no higher than $0.71 per gallon of aviation fuel.

Item 1B.  Financial Statements
AirTran Airways, Inc. Condensed Consolidated Statements of Operations (In thousands) (Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Operating Revenues:
Passenger	$185,683	$201,117	$341,372	$370,382
Cargo	413	674	656	1,294
Other	4,549	3,972	7,921	7,830
Total operating revenues	190,645	205,763	349,949	379,506

Operating Expenses:
Salaries, wages and benefits	50,928	41,842	96,180	80,858
Aircraft fuel	39,044	38,308	72,849	74,594
Aircraft rent	16,362	8,321	30,120	14,068
Distribution	12,495	13,806	23,200	26,293
Maintenance, materials and repairs	15,087	20,754	25,650	41,270
Landing fees and other rents	10,708	8,875	20,718	18,177
Aircraft insurance and security services	6,738	2,947	14,546	5,737
Marketing and advertising	5,437	5,091	11,112	10,225
Depreciation	4,204	8,117	8,615	16,252
Other operating	17,488	17,138	37,737	33,536
Impairment loss/lease termination	--	18,079	--	18,079
Total operating expenses	178,491	183,278	340,727	339,089
Operating Income	12,154	22,485	9,222	40,417

Other (Income) Expense:
Interest income	(482)	(1,448)	(1,015)	(3,199)
Interest expense (see Note 3)	7,374	10,306	14,853	20,934
SFAS 133 adjustment	--	(1,146)	(5,857)	(2,612)
Other expense, net	6,892	7,712	7,981	15,123
Income Before Income Taxes
and Cumulative Effect of Change
in Accounting Principle	5,262	14,773	1,241	25,294
Income tax expense (benefit)	201	1,578	(786)	2,642
Income Before Cumulative
Effect of Change in Accounting Principle	5,061	13,195	2,027	22,652
Cumulative effect of change in
accounting principle, net of tax	--	--	--	(657)
Net Income	$5,061	$13,195	$2,027	$21,995
	=======	=======	=======	=======

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc. Condensed Consolidated Balance Sheets (In thousands)
	June 30,	December 31.
	2002	2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$56,486	$96,764
Restricted cash	46,117	26,540
Accounts receivable, less allowance of $1,077 and $667 at
June 30, 2002 and December 31, 2001, respectively	13,870	7,367
Due from AirTran Holdings, Inc.	2,892	2,923
Spare parts, materials and supplies, less allowance for
obsolescence of $989 and $565 at June 30, 2002
and December 31, 2001, respectively	6,423	8,228
Government grant receivable	4,333	4,333
Prepaid expenses and other current assets	16,329	9,731
Total current assets	146,450	155,886

Property and Equipment:
Flight equipment	239,466	235,665
Less: Accumulated depreciation	(20,259)	(14,871)
	219,207	220,794

Purchase deposits for flight equipment	39,296	39,396

Other property and equipment	32,791	31,407
Less: Accumulated depreciation	(16,909)	(16,733)
	15,882	14,674
Total property and equipment	274,385	274,864

Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trade names	21,567	21,567
Debt issuance costs	8,612	9,136
Other assets	25,593	19,556
Total other assets	68,058	62,545
Total assets	$488,893	$493,295
	=========	=========

(Continued on next page)

AirTran Airways, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)
	June 30,	December 31,
	2002	2001
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,573	$8,231
Accrued liabilities	94,109	107,766
Air traffic liability	58,129	38,457
Current portion of long-term debt	41,391	13,439
Total current liabilities	198,202	167,893

Long-term debt, less current portion	186,207	236,788

Other liabilities	49,992	41,241

Due to AirTran Holdings, Inc.	67,730	66,309

Commitments and Contingencies
Stockholder's Equity (Deficit):
Common stock	--	--
Additional paid-in-capital	208,665	208,665
Accumulated other comprehensive loss	(3,175)	(6,846)
Accumulated deficit	(218,728)	(220,755)
Total stockholder's deficit	(13,238)	(18,936)
Total liabilities and stockholder's deficit	$488,893	$493,295
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the six months ended
	June 30,
	2002	2001

Net cash (used for) provided by operating activities	$(24,304)	$74,563

Investing activities:
Purchases of property, plant and equipment	(8,118)	(18,902)
Payment of aircraft purchase deposits	--	(9,683)
Proceeds from disposal of equipment	200	26,416
Net cash used for by investing activities	(7,918)	(2,169)

Financing activities:
Issuance of long-term debt	--	166,400
Debt issuance costs	--	(4,223)
Payments of long-term debt	(8,085)	(81,046)
Due to (from) AirTran Holdings, Inc.	29	(119,579)
Net cash used for financing activities	(8,056)	(38,448)

Net (decrease) increase in cash and cash equivalents	(40,278)	33,946
Cash and cash equivalents at beginning of period	96,764	78,127
Cash and cash equivalents at end of period	$56,486	$112,073
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$181,020	$129,915
Repayment of debt and sale and leaseback of aircraft	$--	$63,144
Gain on sale-leaseback of equipment and payment of debt	$16,000	$9,300

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Reclassifications

Refer to Note 2 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

3.  Related Party Transactions

Intercompany interest expense was $0.6 million and $1.7 million for the three months ended June 30, 2002 and 2001, respectively, and $1.4 million and $5.5 million for the six months ended June 30, 2002 and 2001, respectively. Additionally included in the Due to AirTran Holdings, Inc. are amounts loaned to AirTran Airways by AirTran Holdings principally as a result of issuance of common stock by AirTran Holdings pursuant to stock option plans and for settlement of litigation.

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

10.  Subsequent Events

Refer to Note 10 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the U.S. Securities and Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as "anticipates," "expects," "intends," "believes," "will" or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL INFORMATION

We operate in a highly competitive industry that is characterized in general by cyclical financial performance, sensitivity to general economic conditions and large capital investments. This environment has most recently been affected by significant escalations in the cost of aviation insurance and security services, in addition to volatile fuel prices and a weak domestic economy. In light of these conditions, we believe we have performed well against our competitors both on a financial and operating performance basis. At a time when many of our competitors have suffered substantial financial losses and reduced their scheduled service, we added new Boeing 717 aircraft to our fleet, obtained greater utilization of our aircraft fleet and inaugurated service to new cities, all while lowering our operating costs per available seat mile (CASM). Against this challenging economic environment our emphasis on cost control enabled us to report a profit for the second quarter of 2002.

It is important to understand our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. We expect our financial and operating results for the third quarter of 2002 will be unfavorably affected by the anniversary of the events of September 11, 2001.

The tables below set forth selected financial and operating data for the three months and six months ended June 30, 2002 and 2001.
	Three Months Ended June 30,				Percent
	2002		2001		Change

Revenue passengers	2,577,066		2,325,863		10.8
Revenue passenger miles (000s)	1,491,533		1,257,279		18.6
Available seat miles (000s)	2,093,000		1,698,567		23.2
EBITDAR (000s)	$32,720		$57,002		(42.6)
Operating margin	6.4%		19.7%		(13.3)	pts.
Net margin	2.7%		14.3%		(11.6)	pts.
Block hours	60,380		49,631		21.7
Passenger load factor	71.3%		74.0%		(2.7)	pts.
Break-even load factor	69.2%		61.9%		7.3	pts.
Average fare	$72.05		$86.47		(16.7)
Average yield per RPM	12.45	¢	16.00	¢	(22.2)
Passenger revenue per ASM	8.87	¢	11.84	¢	(25.1)
Operating cost per ASM	8.53	¢	9.73	¢	(12.3)
Non-fuel operating cost per ASM	6.66	¢	7.47	¢	(10.8)
Average cost of aircraft fuel per gallon	88.74	¢	99.06	¢	(10.4)
Weighted-average number of aircraft	62		58		6.9

	Six Months Ended June 30,				Percent
	2002		2001		Change

Revenue passengers	4,703,471		4,414,172		6.6
Revenue passenger miles (000s)	2,684,871		2,381,829		12.7
Available seat miles (000s)	3,892,189		3,293,304		18.2
EBITDAR (000s)	$47,957		$88,816		(46.0)
Operating margin	2.6%		15.4%		(12.8)	pts.
Net margin	0.6%		10.1%		(9.5)	pts.
Block hours	113,240		97,337		16.3
Passenger load factor	69.0%		72.3%		(3.3)	pts.
Break-even load factor	68.7%		63.9%		4.8	pts.
Average fare	$72.58		$83.91		(13.5)
Average yield per RPM	12.71	¢	15.55	¢	(18.3)
Passenger revenue per ASM	8.77	¢	11.25	¢	(22.0)
Operating cost per ASM	8.75	¢	9.75	¢	(10.3)
Non-fuel operating cost per ASM	6.88	¢	7.48	¢	(8.0)
Average cost of aircraft fuel per gallon	88.10	¢	98.67	¢	(10.7)
Weighted-average number of aircraft	61		57		7.0

RESULTS OF OPERATIONS

For the three months ended June 30, 2002 and 2001

Summary
We recorded operating income of $12.2 million, net income of $5.1 million and diluted earnings per common share of $0.07 for the three months ended June 30, 2002. For the comparative period in 2001, including special items, we recorded operating income of $22.5 million, net income of $13.2 million and diluted earnings per common share of $0.18. Our 2001 results contain special items of $18.1 million that reflect reductions in Boeing 737 aircraft fleet values and an aircraft lease termination charge. The special items reduced our earnings per common share for the second quarter of 2001 by $0.21.

Operating Revenues
Our operating revenues for the quarter decreased by $15.1 million (7.3 percent) primarily due to a $15.4 million (7.7 percent) reduction in passenger revenues. Although we set a quarterly record for traffic, as measured by revenue passenger miles (RPMs), the general erosion of yields and passenger load factors that began in the third quarter of 2001 continued to unfavorably affect our passenger revenues during 2002. Our average yield, as measured by revenue per passenger seat mile, decreased 22.2 percent to 12.45 cents per RPM. The reduction in yield resulted from a 16.7 percent decrease in our average fare to $72.05 and a 4.2 percent increase in our average stage length to 565 miles per departure. Unit revenue or passenger revenue per available seat mile (RASM) decreased 25.1 percent to 8.87 cents per available seat mile (ASM) resulting from the reduction in yield and a decline in passenger load factor of 2.7 percentage points to 71.3 percent. Our revenue passenger growth of 10.8 percent coupled with our 23.2 percent capacity growth resulted in the overall load factor reduction. Capacity, as measured by ASMs, increased due to the growth of our operating fleet by four aircraft on a weighted-average basis.

Operating Expenses
Our operating expenses for the quarter decreased by $4.8 million (2.6 percent), including special items recognized in 2001. During the second quarter of 2001 we announced our intention to retire our fleet of four Boeing 737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. As part of the retirement plan, we recorded special items of $18.1 million in the second quarter of 2001 to write down the net book value of three owned B737s in accordance with SFAS 121, and for estimated charges related to the termination of the lease on one B737. Excluding special items, our CASM improved 12.3 percent to 8.53 cents on ASM growth of 23.2 percent. Excluding aircraft fuel expense and special items, our CASM improved 10.8 percent to 6.66 cents. Our operating expenses per ASM were as follows:

	Three Months Ended June 30,				Percent
	2002		2001		Change

Salaries, wages and benefits	2.43	¢	2.46	¢	(1.2)
Aircraft fuel	1.87		2.26		(17.3)
Aircraft rent	0.78		0.49		59.2
Distribution	0.60		0.81		(25.9)
Maintenance, materials and repairs	0.72		1.22		(41.0)
Landing fees and other rents	0.51		0.52		(1.9)
Aircraft insurance and security services	0.32		0.17		88.2
Marketing and advertising	0.26		0.30		(13.3)
Depreciation	0.20		0.48		(58.3)
Other operating	0.84		1.02		(17.6)

Total CASM	8.53	¢	9.73	¢	(12.3)
	=====		=====

Note:					2001 amounts above exclude impairment loss/lease termination special items of $18.1 million (1.06¢ on a CASM basis).

Salaries, wages and benefits increased $9.1 million (21.7 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs.

Aircraft fuel increased $0.7 million (1.9 percent) due to an increase in total fuel usage which was primarily offset by fuel consumption improvements and decreases in the price of aircraft fuel purchases. Our average per gallon cost of fuel declined 10.4 percent to 88.74 cents and our fuel consumption decreased 6.5 percent to 729 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient.

Aircraft rent increased $8.0 million (96.6 percent) due to a greater percentage of our aircraft fleet being leased. We have added 16 lease-financed B717 aircraft to our fleet since the second quarter of 2001. We have lease-financing commitments in place to accept delivery of 20 B717 aircraft in total during 2002, eight of which were delivered during the first six months of the year.

Distribution costs decreased $1.3 million (9.5 percent). Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website and (ii) lower passenger revenues. We earn significant savings when our sales are transacted via our website as opposed to more traditional methods such as through travel agents and global distribution systems. Furthermore, the decline in passenger revenues reduced our level of sales commissions. Our commission cost savings were partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees. We changed our commission structure on June 12, 2002. Our revised commission structure provides travel agents with a five percent uncapped commission for sales transacted through the travel agent section of our website. We no longer pay commission for sales made through global distribution systems. Although the effect of the revised commission structure on our results of operations for the second quarter of 2002 was immaterial, we expect to recognize greater cost savings in future periods.

Maintenance, materials and repairs decreased $5.7 million (27.3 percent). On a block hour basis, maintenance costs declined 37.4 percent to approximately $250 per block hour, primarily reflecting the retirement of DC-9 aircraft. In addition, the lower maintenance costs generally associated with operating a greater number of new Boeing 717 aircraft continued to reduce our per block hour maintenance costs.

Landing fees and other rents increased $1.8 million (20.7 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system.

Aircraft insurance and security services increased $3.8 million (128.6 percent) primarily from additional aircraft insurance premiums for war risk liability insurance. In addition, our insured fleet hull value increased as a result of the new B717 aircraft deliveries while the overall rates for basic hull and liability coverage also increased.

Marketing and advertising increased $0.3 million (6.8 percent) primarily reflecting our promotional efforts associated with the development of our new destinations.

Depreciation decreased $3.9 million (48.2 percent) primarily due to the retirement of 10 owned aircraft since June 30, 2001. Our depreciation expense was reduced further by the reduction in the net book value of our DC-9 aircraft as recorded during the second quarter of 2001 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Our discontinued amortization of goodwill and indefinite-lived intangible assets upon adoption of SFAS 142 during 2002 reduced depreciation expense for the second quarter of 2002 (See Note 8 to the Condensed Consolidated Financial Statements). Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the aforementioned expense reductions.

Other operating expenses increased $0.4 million (2.0 percent) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and the costs associated with our new reservations system and other automation projects.

Nonoperating Expenses
Other expense, net decreased by $0.9 million (11.1 percent) primarily due to a reduction of interest expense as a result of having reduced our outstanding debt obligations.

Income Tax Expense
Income tax expense was $0.2 million and $1.6 million for the three months ended June 30, 2002 and 2001, respectively. During 2001, the differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards. During the second quarter of 2002, we reversed income tax benefit of $0.2 million recorded in the first quarter of 2002 due to a change in our estimated effective tax rate for the entire fiscal year of 2002. We do not anticipate recording additional income tax expense or benefit during the remainder of 2002.

We have not recognized any benefit from the future use beyond the second quarter of 2002 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

For the six months ended June 30, 2002 and 2001

Summary
We recorded operating income of $9.2 million, net income of $2.1 million and diluted earnings per common share of $0.03 for the first six months of 2002. For the comparative period in 2001, including special items, we recorded operating income of $40.4 million, net income of $22.0 million and diluted earnings per common share of $0.30. Our 2001 results contain special items of $18.1 million that reflect reductions in Boeing 737 aircraft fleet values and an aircraft lease termination charge. The special items reduced our earnings per common share for the first six months of 2001 by $0.22.

Operating Revenues
Our operating revenues for the period decreased by $29.6 million (7.8 percent) primarily due to a $29.0 million (7.8 percent) reduction in passenger revenues. Although our traffic improved by 12.7 percent, the general erosion of yields and passenger load factors that began in the third quarter of 2001 continued to unfavorably affect our passenger revenues during 2002. Our average yield decreased 18.3 percent to 12.71 cents per RPM. The reduction in yield resulted from a 13.5 percent decrease in our average fare to $72.58 and a 3.7 percent increase in our average stage length to 559 miles per departure. Unit revenue decreased 22.0 percent to 8.77 cents per ASM resulting from the reduction in yield and a decline in passenger load factor of 3.3 percentage points to 69.0 percent. Our revenue passenger growth of 6.6 percent coupled with our 18.2 percent capacity growth resulted in the overall load factor reduction. Capacity increased due to the growth of our operating fleet by four aircraft on a weighted-average basis.

Operating Expenses
Our operating expenses for the period increased by $1.6 million (0.5 percent), including special items recognized in 2001. Excluding special items (see Operating Expenses for the three months ended June 30, 2002 and 2001) our CASM improved 10.3 percent to 8.75 cents on ASM growth of 18.2 percent. Excluding aircraft fuel expense and special items, our CASM improved 8.0 percent to 6.88 cents. Our operating expenses per ASM were as follows:

	Six Months Ended June 30,				Percent
	2002		2001		Change

Salaries, wages and benefits	2.47	¢	2.46	¢	0.4
Aircraft fuel	1.87		2.27		(17.6)
Aircraft rent	0.77		0.43		79.1
Distribution	0.60		0.80		(25.0)
Maintenance, materials and repairs	0.66		1.25		(47.2)
Landing fees and other rents	0.53		0.55		(3.6)
Aircraft insurance and security services	0.37		0.17		117.6
Marketing and advertising	0.29		0.31		(6.5)
Depreciation	0.22		0.49		(55.1)
Other operating	0.97		1.02		(4.9)

Total CASM	8.75	¢	9.75	¢	(10.3)
	=====		=====

Note:					2001 amounts above exclude impairment loss/lease termination special items of $18.1 million (0.55¢ on a CASM basis).

Salaries, wages and benefits increased $15.3 million (18.9 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs.

Aircraft fuel decreased $1.7 million (2.3 percent) due to an increase in total fuel usage which was primarily offset by fuel consumption improvements and decreases in the price of aircraft fuel purchases. Our average per gallon cost of fuel declined 10.7 percent to 88.10 cents and our fuel consumption decreased 6.0 percent to 730 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient.

Aircraft rent increased $16.1 million (114.1 percent) due to a greater percentage of our aircraft fleet being leased. We have added 16 lease-financed B717 aircraft to our fleet since the second quarter of 2001. We have lease-financing commitments in place to accept delivery of 20 B717 aircraft in total during 2002, eight of which were delivered during the first six months of the year.

Distribution costs decreased $3.1 million (11.8 percent). Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website and (ii) lower passenger revenues. We earn significant savings when our sales are transacted via our website as opposed to more traditional methods such as via travel agents and global distribution systems. Furthermore, the decline in passenger revenues reduced our level of sales commissions. Our commission cost savings were partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees. We changed our commission structure on June 12, 2002. Our revised commission structure provides travel agents with a five percent uncapped commission for sales transacted through the travel agent section of our website. We no longer pay commission for sales made through global distribution systems. Although the effect of the revised commission structure on our results of operations for the first six months of 2002 was immaterial, we expect to recognize greater cost savings in future periods.

Maintenance, materials and repairs decreased $15.6 million (37.8 percent). On a block hour basis, maintenance costs declined 46.6 percent to approximately $225 per block hour, primarily reflecting the retirement of DC-9 aircraft. In addition, the lower maintenance costs generally associated with operating a greater number of new Boeing 717 aircraft continued to reduce our per block hour maintenance costs.

Landing fees and other rents increased $2.5 million (14.0 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system.

Aircraft insurance and security services increased $8.8 million (153.5 percent) primarily from additional aircraft insurance premiums for war risk liability insurance. In addition, our insured fleet hull value increased as a result of the new B717 aircraft deliveries while the overall rates for basic hull and liability coverage also increased.

Marketing and advertising increased $0.9 million (8.7 percent) primarily reflecting our promotional efforts associated with the development of our new destinations.

Depreciation decreased $7.6 million (47.0 percent) primarily due to the retirement of 10 owned aircraft since June 30, 2001. Our depreciation expense was reduced further by the reduction in the net book value of our DC-9 aircraft as recorded during the second quarter of 2001 in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Our discontinued amortization of goodwill and indefinite-lived intangible assets upon adoption of SFAS 142 during 2002 reduced depreciation expense for the first six months of 2002 (See Note 8 to the Condensed Consolidated Financial Statements). Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the aforementioned expense reductions.

Other operating expenses increased $4.2 million (12.5 percent) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and the costs associated with our new reservations system and other automation projects.

Nonoperating Expenses
Other expense, net decreased by $7.2 million (47.5 percent) primarily due to a reduction of interest expense as a result of having reduced our outstanding debt obligations. Our results for the first quarter of 2002 reflect a $5.6 million after-tax, noncash credit adjustment related to the change in value of our fuel-related derivative contracts that were terminated during the first quarter of 2002 (See Note 5 to the Condensed Consolidated Financial Statements). Furthermore, the changes in the value of our now terminated fuel-related derivative contracts was significantly less in 2001 than the $5.6 million credit adjustment recognized in 2002.

Income Tax Expense (Benefit)
Income tax expense (benefit) was $(0.8) million and $2.6 million for the first six months of 2002 and 2001, respectively. During 2001, the differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards. For the first six months of 2002 we recorded income tax benefit of $0.8 million due to a change in federal tax law as discussed below. We have not recorded additional income tax benefit or expense on a year-to-date basis nor do we anticipate recording additional income tax benefit or expense during the remainder of 2002.

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax NOL 90 percent limitation. The Act decreased our 2002 tax expense by $0.8 million. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

We have not recognized any benefit from the future use beyond the second quarter of 2002 of operating loss carryforwards, because our evaluation of all the available evidence in assessing the realizability of tax benefits of such loss carryforwards indicates that the underlying assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, our cash and cash equivalents, including restricted cash, totaled $109.4 million compared to $130.0 million at December 31, 2001. The deferral of $16.5 million in excise tax payments until January 2002 in accordance with the Stabilization Act is reflected in our 2001 year-end cash balance. Operating activities for the first six months of 2002 used $25.5 million of cash primarily due to the payment of the 2001 deferred excise taxes. Investing activities used $7.9 million of cash primarily due to the purchase of spare parts and equipment provisioning for the B717 aircraft fleet. Financing activities used $6.8 million of cash primarily for scheduled payments of debt obligations.

We rely primarily on operating cash flows to provide working capital. We presently have no lines of credit or short-term borrowing facilities. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness when the sales proceeds exceed a certain specified limit. To the extent our access to capital is constrained, we may not be able to make certain capital expenditures or continue to implement certain other aspects of our strategic plan.

On September 22, 2001, President Bush signed into law the Stabilization Act. The Stabilization Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Stabilization Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks of September 11, 2001 on the United States. The U.S. Department of Transportation (DOT) will make the final determination of the amount of eligible direct and incremental losses incurred by each airline. The DOT issued its final rules with respect to the Stabilization Act on April 16, 2002 and we promptly filed our final application for Stabilization Act grant funding in accordance with these rules.

During 2001, we recognized approximately $29 million from Stabilization Act grants, approximately $24.6 million of which we had received as of June 30, 2002. We received a payment of $3.0 million during July 2002 and expect to receive the remaining $1.3 million balance by December 2002. We believe our actual direct and incremental losses related to the September 11 terrorist attacks will exceed the total amount for which we will ultimately be eligible, however the amount is subject to change upon final determination by the DOT of our share of the total compensation under the Stabilization Act.

Commitments

Our contractual purchase commitments consist primarily of scheduled acquisitions of new Boeing 717 aircraft. As of June 30, 2002, our deliveries of B717 aircraft from Boeing totaled 38 aircraft. Initially, we contracted with Boeing to purchase 50 B717s for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. We have since revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries, in addition to recharacterizing the original 50 option aircraft.

Our remaining commitments with respect to B717 aircraft were for the acquisition of 12 aircraft during the last six months of 2002 and a minimum of 10 aircraft in 2003. We expect to finance the acquisition of these aircraft and have signed a lease-financing agreement with Boeing Capital Services Corporation (Boeing Capital) whereby lease-financing will be provided for a maximum of 20 new or previously owned B717 aircraft to be delivered in 2002

(the eight B717 aircraft delivered during the first six months of 2002 were lease-financed pursuant to the aforementioned Boeing Capital lease-financing agreement). Currently we lack confirmed financing for the aircraft scheduled for delivery in 2003. Assuming we take delivery of 10 aircraft in 2003, aggregate commitments for next year's aircraft deliveries are approximately $211.2 million.

With respect to future B717 option deliveries, we had 17 options, 20 purchase rights and two rolling options at June 30, 2002. If we exercise our options to acquire additional aircraft, additional payments could be required for these aircraft during 2002 and future years. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

OTHER INFORMATION

New Service
We inaugurated service to Wichita, Kansas and Milwaukee, Wisconsin during the second quarter of 2002. We recently announced our plans to inaugurate service to Kansas City, Missouri in October 2002. The addition of Kansas City represents the 39th destination in our route network.

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

Aviation Fuel
On March 13, 2002, we terminated all of our derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to "SFAS 133 adjustment" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2002. During the last nine months of 2002, approximately $4.1 million of losses deferred in "Other comprehensive loss" on our Balance Sheet will be reclassified to fuel expense as the related fuel is used resulting in increased fuel expense. The remaining $0.8 million in "Other comprehensive loss" will be reclassified to fuel expense through September 2004.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". As of June 30, 2002, utilizing fixed price fuel contracts we agreed to purchase approximately 35.1 percent of our fuel needs through December 31, 2002 at a price no higher than $0.70 per gallon of aviation fuel including delivery to our operations hub in Atlanta. Additionally, we have fixed price contracts covering the first six months of 2003 for approximately 24.0 percent of our fuel needs at a price no higher than $0.70 per gallon of aviation fuel.

During August 2002, we entered into additional fixed price fuel contracts. These new contracts increased our total future fuel purchase commitments to approximately 31.4 percent of our estimated needs during the first six months of 2003 at a price no higher than $0.71 per gallon of aviation fuel.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 15, 2002. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management's nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):
Nominee	Votes For	Votes Withheld

Jere A. Drummond	60,944,574	2,033,413
William J. Usery, Jr.	60,944,574	2,033,605

The AirTran Holdings, Inc. 2002 Long-Term Incentive Plan proposal was ratified and approved, with the results of the voting as follows:
Votes For	Votes Against	Votes Withheld	Broker Non-Votes
21,902,792	17,004,600	344,891	26,029,181

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit Number	Description
10.1	AirTran Holdings, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Annex A of our definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 9, 2002)

99.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) We filed the following Current Reports on Form 8-K during the three months ended June 30, 2002:
Date of Report	Subject of Report

April 2, 2002	Press release providing an update on our fixed forward fuel purchases for the remainder of 2002.

April 25, 2002	Press release announcing our financial results for the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.
Date: August 13, 2002	AirTran Holdings, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 13, 2002	AirTran Airways, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

HYPERLINKS