Form 10-Q
period 2002-09-30
AIRTRAN HOLDINGS INC; AIRTRAN AIRWAYS INC
filed 2002-11-14
CIK 948846, 1050715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes    Ö             No

As of October 31, 2002 there were approximately 70,775,000 shares of common stock of AirTran Holdings, Inc. and 1,100 shares of common stock of AirTran Airways, Inc. outstanding.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

AIRTRAN HOLDINGS, INC. & AIRTRAN AIRWAYS, INC. Form 10-Q For the Quarter Ended September 30, 2002 INDEX

PART I.  FINANCIAL INFORMATION

Item 1A.  Financial Statements
AirTran Holdings, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share amounts) (Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Operating Revenues:
Passenger	$177,992	$146,850	$519,364	$517,232
Cargo	270	410	926	1,704
Other	4,889	3,417	12,810	11,247
Total operating revenues	183,151	150,677	533,100	530,183

Operating Expenses:
Salaries, wages and benefits	51,692	38,378	147,872	119,236
Aircraft fuel	40,657	34,757	113,506	109,351
Aircraft rent	19,631	9,297	49,751	23,365
Distribution	9,731	9,938	32,931	36,231
Maintenance, materials and repairs	9,446	15,270	35,096	56,540
Landing fees and other rents	10,847	8,979	31,565	27,156
Aircraft insurance and security services	7,259	2,598	21,805	8,335
Marketing and advertising	5,490	4,620	16,602	14,845
Depreciation	4,046	6,586	12,661	22,838
Other operating	17,372	18,255	55,109	51,791
Impairment loss/lease termination	--	27,990	--	46,069
Special charges	--	2,494	--	2,494
Government grant	(640)	(30,251)	(640)	(30,251)
Total operating expenses	175,531	148,911	516,258	488,000
Operating Income	7,620	1,766	16,842	42,183

Other (Income) Expense:
Interest income	(549)	(1,257)	(1,602)	(4,456)
Interest expense	6,992	8,745	21,845	29,679
Convertible debt discount amortization	--	4,291	--	4,291
SFAS 133 adjustment	--	(89)	(5,857)	(2,701)
Other expense, net	6,443	11,690	14,386	26,813
Income (Loss) Before Income Taxes
and Cumulative Effect of Change
in Accounting Principle	1,177	(9,924)	2,456	15,370
Income tax expense (benefit)	--	670	(786)	3,312
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	1,177	(10,594)	3,242	12,058
Cumulative effect of change in
accounting principle, net of tax	--	--	--	(657)
Net Income (Loss)	$1,177	$(10,594)	$3,242	$11,401
	=======	=======	=======	=======

(Continued on next page)

AirTran Holdings, Inc. Condensed Consolidated Statements of Operations (Continued) (In thousands, except per share amounts) (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Earnings Per Common Share
Basic Earnings (Loss) Per Common Share
Before Cumulative Effect of Change
in Accounting Principle	$0.02	$(0.15)	$0.05	$0.18
Cumulative Effect of Change in
Accounting Principle	--	--	--	(0.01)
Earnings (Loss) Per Common Share, Basic	$0.02	$(0.15)	$0.05	$0.17
	======	======	======	======

Diluted Earnings (Loss) Per Common Share
Before Cumulative Effect of Change
in Accounting Principle	$0.02	$(0.15)	$0.04	$0.17
Cumulative Effect of Change in
Accounting Principle	--	--	--	(0.01)
Earnings (Loss) Per Common Share, Diluted	$0.02	$(0.15)	$0.04	$0.16
	======	======	======	======
Weighted-average Shares Outstanding
Basic	70,615	68,690	70,213	67,226
Diluted	72,027	68,690	73,492	74,664

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (In thousands)
	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$73,088	$103,489
Restricted cash	44,147	26,540
Accounts receivable, less allowance of $1,169 and $667 at
September 30, 2002 and December 31, 2001, respectively	23,227	10,473
Spare parts, materials and supplies, less allowance for
obsolescence of $854 and $565 at September 30, 2002
and December 31, 2001, respectively	8,010	8,228
Government grant receivable	--	4,333
Prepaid expenses and other current assets	5,837	6,625
Total current assets	154,309	159,688

Property and Equipment:
Flight equipment	235,340	235,665
Less: Accumulated depreciation	(21,659)	(14,871)
	213,681	220,794

Purchase deposits for flight equipment	39,196	39,396

Other property and equipment	36,819	31,407
Less: Accumulated depreciation	(17,624)	(16,733)
	19,195	14,674
Total property and equipment	272,072	274,864

Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trade names	21,567	21,567
Debt issuance costs	8,751	9,855
Other assets	26,790	19,556
Total other assets	69,394	63,264
Total assets	$495,775	$497,816
	=========	=========

(Continued on next page)

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)
	September 30,	December 31,
	2002	2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,766	$8,231
Accrued liabilities	99,546	108,269
Air traffic liability	58,447	38,457
Current portion of long-term debt	30,398	13,439
Total current liabilities	192,157	168,396

Long-term debt, less current portion	203,421	254,772

Other liabilities	57,021	41,241

Commitments and Contingencies
Stockholders' Equity:
Preferred stock	--	--
Common stock	71	70
Additional paid-in-capital	187,658	186,190
Accumulated other comprehensive loss	(1,788)	(6,846)
Accumulated deficit	(142,765)	(146,007)
Total stockholders' equity	43,176	33,407
Total liabilities and stockholders' equity	$495,775	$497,816
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)
	Nine months ended September 30,
	2002	2001
Operating activities:
Net income	$3,242	$11,401
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	11,846	24,183
Impairment loss/lease termination	--	46,069
Provisions for uncollectible accounts	907	2,249
Convertible debt discount amortization	--	4,291
Loss on asset disposal	448	--
SFAS 133 adjustment	(5,857)	(2,701)
Deferred income taxes	--	692
Cumulative effect of change in accounting principle	--	657
Changes in current operating assets and liabilities:
Restricted cash	(17,607)	(4,448)
Accounts receivable	(13,609)	1,096
Government grant receivable	4,333	(15,126)
Spare parts, material and supplies	(195)	69
Other assets	(5,745)	(5,588)
Accounts payable, accrued and other liabilities	(8,358)	2,544
Air traffic liability	19,990	7,969
Net cash provided by (used for) operating activities	(10,605)	73,357

Investing activities:
Purchases of property and equipment	(11,854)	(25,202)
Payment of aircraft purchase deposits	(100)	(13,252)
Proceeds from disposal of equipment	200	26,416
Net cash used for investing activities	(11,754)	(12,038)

Financing activities:
Issuance of long-term debt	--	201,400
Debt issuance costs	--	(5,958)
Payments of long-term debt	(9,511)	(234,439)
Proceeds from sale of common stock	1,469	5,225
Net cash used for financing activities	(8,042)	(33,772)

Net increase (decrease) in cash and cash equivalents	(30,401)	27,547
Cash and cash equivalents at beginning of period	103,489	78,127
Cash and cash equivalents at end of period	$73,088	$105,674
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$295,311	$195,689
Repayment of debt and sale and leaseback of aircraft	$--	$63,144
Conversion of debt to equity	$--	$12,000
Gain on sale-leaseback of equipment and payment of debt	$27,000	$18,600

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form
10-K for the year ended December 31, 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Reclassifications

Certain amounts from 2001 have been reclassified to conform with the 2002 presentation.

3.  Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share before cumulative effect of change in accounting principle (in thousands, except per share amounts):
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Income (loss) before cumulative effect of change
in accounting principle, basic	$1,177	$(10,594)	$3,242	$12,058
Plus income effect of assumed conversion-interest
on convertible debt	--	--	--	718
Income (loss) before cumulative effect of change
in accounting principle plus assumed conversion,
diluted	$1,177	$(10,594)	$3,242	$12,776
	======	======	=====	=======
Denominator:
Weighted-average shares outstanding, basic	70,615	68,690	70,213	67,226
Effect of dilutive securities:
Stock options	1,412	--	2,746	5,123
Convertible debt	--	--	--	1,453
Stock warrants	--	--	533	862
Adjusted weighted-average shares outstanding, diluted	72,027	68,690	73,492	74,664
	=====	======	=====	=======
Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	$0.02	$(0.15)	$0.05	$0.18
	=====	=====	=======	=======
Diluted	$0.02	$(0.15)	$0.04	$0.17
	=====	=====	=======	=======

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Comprehensive Income (Loss)

Comprehensive income (loss) was $1.2 million and $(14.3) million for the three months ended September 30, 2002 and 2001, respectively, and $3.2 million and $8.5 million for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of changes in the fair value of our fuel hedging instruments.

An analysis of the amounts included in accumulated other comprehensive income (loss) is shown below (in thousands):
(Increase) Decrease
Balance at December 31, 2001	$(6,846)
Reclassification to earnings	5,058
Balance at September 30, 2002	$(1,788)
======

5.  Fuel Risk Management

On March 13, 2002, we terminated all of our derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to "SFAS 133 adjustment" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2002. Approximately $3.1 million of losses deferred in "Other comprehensive loss" on our March 31, 2002 Condensed Consolidated Balance Sheet have been reclassified to fuel expense during the second and third quarters of 2002. Deferred losses remaining in "Other comprehensive loss" at September 30, 2002 will be reclassed to fuel expense as the related fuel is used thereby increasing fuel expense by approximately $0.9 million during the fourth quarter of 2002 and by approximately $0.8 million during January 2003 through September 2004.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". As of September 30, 2002, utilizing fixed price fuel contracts we agreed to purchase approximately 41 percent of our fuel needs through December 31, 2002 at a price no higher than $0.73 per gallon of aviation fuel including delivery to our operations hub in Atlanta. Additionally, we have fixed price contracts covering the first nine months of 2003 for approximately 29 percent of our fuel needs at a price no higher than $0.72 per gallon of aviation fuel.

During October 2002, we entered into additional fixed price fuel contracts. These new contracts increased our total future fuel purchase commitments to approximately 36 percent of our estimated needs during the first nine months of 2003 at a price no higher than $0.73 per gallon of aviation fuel.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6.  Aircraft Purchase Commitments

Our contractual purchase commitments consist primarily of scheduled acquisitions of new Boeing 717 aircraft. As of September 30, 2002, our deliveries of B717 aircraft from Boeing totaled 43 aircraft. Initially, we contracted with Boeing to purchase 50 B717s for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. We have since revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries, in addition to recharacterizing the original 50 option aircraft.

During 2002, our remaining commitments with respect to B717 aircraft were for the acquisition of seven aircraft during the last three months of 2002. We expect to finance the acquisition of these aircraft and have signed a lease-financing agreement with Boeing Capital Services Corporation (Boeing Capital) whereby lease-financing will be provided for the remaining seven B717 aircraft to be delivered in 2002 (the 13 B717 aircraft delivered during the first nine months of 2002 were lease-financed pursuant to the aforementioned Boeing Capital lease-financing agreement).

With respect to next year's B717 aircraft deliveries, we reached an agreement with Boeing to acquire up to 23 B717 aircraft for delivery during 2003. All of the 2003 deliveries will be lease-financed through Boeing Capital. In connection with an agreement by Boeing to return approximately $20 million in 2002 and $5 million in 2003 of advance deposits under our B717 purchase agreement and by Boeing Capital to provide lease financing to us for up to 22 additional previously owned and one new B717 aircraft to be added to our fleet, we entered into an agreement on September 30, 2002 with Boeing Capital that it would have the option to cause us to prepay or purchase at par the outstanding 13% Series A Senior Secured Notes, 7.75% Series B Senior Secured Convertible Notes, and 11.27% Senior Secured Notes (collectively, the "Refinancing Notes") and the Class C EETC Certificates, Series 1999-1 (the "EETC Certificates"), including accrued interest, if any, in each case to the extent issued to and held by Boeing, its affiliates and/or Rolls Royce plc, in the event we purchase or lease additional commercial jet aircraft in addition to (i) the 23 B717 aircraft being financed by Boeing Capital, (ii) the B717 aircraft currently on order from Boeing and (iii) certain replacement aircraft which are of the same type as currently in our fleet. This agreement terminates upon the later of (i) payment in full of the Refinancing Notes and (ii) the earlier of payment in full of the EETC Certificates or September 30, 2009. As of September 30, 2002, the aggregate principal balance of the debt we could be so required to prepay or purchase pursuant to this agreement was approximately $148.7 million.

7.  Income Taxes

Income tax expense (benefit) was $(0.8) million and $3.3 million for the first nine months of 2002 and 2001, respectively. We do not anticipate recording additional income tax expense or benefit during the remainder of 2002. During 2001, the differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards. For the first nine months of 2002 we recorded income tax benefit of $0.8 million due to a change in federal tax law as discussed below. We have not recorded additional income tax benefit or expense on a year-to-date basis nor do we anticipate recording additional income tax benefit or expense during the remainder of 2002.

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax NOL 90 percent limitation. This legislation decreased our 2002 tax expense by $0.8 million. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

We have not recognized any benefit from the future use, beyond the third quarter of 2002, of existing net operating loss carryforwards. We did not recognize any such benefit because our evaluation of available evidence indicates an unacceptable degree of risk underlying any current assumption of sufficient future profitable operations to realize such benefit.

8.  Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires us to test goodwill and indefinite-lived intangible assets (for us, trade names) for impairment rather than amortize them. During the first quarter of 2002, we discontinued amortization of these intangible assets resulting in reduced expense for the three months and nine months ended September 30, 2002 of approximately $0.3 million and $1.0 million, respectively. The following table presents net income (loss) and earnings (loss) per common share information on a pro forma basis ,assuming we discontinued amortization of goodwill and indefinite-lived intangible assets as of January 1, 2001, compared to our actual results as reported in our Condensed Consolidated Statements of Operations:
	Three months ended September 30, 2001		Nine months ended September 30, 2001

	Pro forma	As reported	Pro forma	As reported

Net income (loss) (000s)	$(10,251)	$(10,594)	$12,435	$11,401

Earnings (loss) per common share
Basic	$(0.15)	$(0.15)	$0.18	$0.17
Diluted	$(0.15)	$(0.15)	$0.18	$0.16

The following table provides information relating to our unamortized intangible assets as of September 30, 2002 (in thousands):
Unamortized intangible assets	Cost
Intangibles resulting from business acquisition (goodwill)	$12,286
Trade names	21,567
Total	$33,853
======

During the first quarter of 2002 we completed our impairment analysis of both our goodwill and trade names in accordance with SFAS 142. The analysis did not result in an impairment charge.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.  Stabilization Act Compensation

In the third quarter of 2002, we received our final payment of $5.0 million in cash under the Air Transportation Safety and System Stabilization Act (the Stabilization Act). Total receipts under the Stabilization Act during 2001 and 2002 total approximately $29.6 million. We recorded income of $0.6 million in the third quarter of 2002 in the Condensed Consolidated Statement of Operations representing amounts received in excess of our previously recorded receivable.

10.  Recently Issued Accounting Standards

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting For Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our financial position, results of operations, or cash flows.

Item 1B.  Financial Statements
AirTran Airways, Inc. Condensed Consolidated Statements of Operations (In thousands) (Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Operating Revenues:
Passenger	$177,992	$146,850	$519,364	$517,232
Cargo	270	410	926	1,704
Other	4,889	3,417	12,810	11,247
Total operating revenues	183,151	150,677	533,100	530,183

Operating Expenses:
Salaries, wages and benefits	51,692	38,378	147,872	119,236
Aircraft fuel	40,657	34,757	113,506	109,351
Aircraft rent	19,631	9,297	49,751	23,365
Distribution	9,731	9,938	32,931	36,231
Maintenance, materials and repairs	9,446	15,270	35,096	56,540
Landing fees and other rents	10,847	8,979	31,565	27,156
Aircraft insurance and security services	7,259	2,598	21,805	8,335
Marketing and advertising	5,490	4,620	16,602	14,845
Depreciation	4,046	6,586	12,661	22,838
Other operating	17,372	18,255	55,109	51,791
Impairment loss/lease termination	--	27,990	--	46,069
Special charges	--	2,494	--	2,494
Government grant	(640)	(30,251)	(640)	(30,251)
Total operating expenses	175,531	148,911	516,258	488,000
Operating Income	7,620	1,766	16,842	42,183

Other (Income) Expense:
Interest income	(467)	(1,257)	(1,482)	(4,456)
Interest expense (see Note 3)	6,992	8,745	21,845	29,679
Convertible debt discount amortization	--	4,291	--	4,291
SFAS 133 adjustment	--	(89)	(5,857)	(2,701)
Other expense, net	6,525	11,690	14,506	26,813
Income (Loss) Before Income Taxes
and Cumulative Effect of Change
in Accounting Principle	1,095	(9,924)	2,336	15,370
Income tax expense (benefit)	--	670	(786)	3,312
Income (Loss) Before Cumulative
Effect of Change in Accounting Principle	1,095	(10,594)	3,122	12,058
Cumulative effect of change in
accounting principle, net of tax	--	--	--	(657)
Net Income (Loss)	$1,095	$(10,594)	$3,122	$11,401
	=======	=======	=======	=======

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc. Condensed Consolidated Balance Sheets (In thousands)
	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,304	$96,764
Restricted cash	44,147	26,540
Accounts receivable, less allowance of $1,169 and $667 at
September 30, 2002 and December 31, 2001, respectively	23,217	10,473
Due from AirTran Holdings, Inc.	--	2,923
Spare parts, materials and supplies, less allowance for
obsolescence of $854 and $565 at September 30, 2002
and December 31, 2001, respectively	8,010	8,228
Government grant receivable	--	4,333
Prepaid expenses and other current assets	5,837	6,625
Total current assets	147,515	155,886

Property and Equipment:
Flight equipment	235,340	235,665
Less: Accumulated depreciation	(21,659)	(14,871)
	213,681	220,794

Purchase deposits for flight equipment	39,196	39,396

Other property and equipment	36,819	31,407
Less: Accumulated depreciation	(17,624)	(16,733)
	19,195	14,674
Total property and equipment	272,072	274,864

Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trade names	21,567	21,567
Debt issuance costs	8,350	9,136
Other assets	26,790	19,556
Total other assets	68,993	62,545
Total assets	$488,580	$493,295
	=========	=========

(Continued on next page)

AirTran Airways, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)
	September 30,	December 31,
	2002	2001
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,766	$8,231
Accrued liabilities	98,457	107,766
Air traffic liability	58,447	38,457
Current portion of long-term debt	30,398	13,439
Total current liabilities	191,068	167,893

Long-term debt, less current portion	186,704	236,788

Other liabilities	57,021	41,241

Due to AirTran Holdings, Inc.	68,213	66,309

Commitments and Contingencies
Stockholder's Equity (Deficit):
Common stock	--	--
Additional paid-in-capital	208,665	208,665
Accumulated other comprehensive loss	(1,788)	(6,846)
Accumulated deficit	(221,303)	(220,755)
Total stockholder's deficit	(14,426)	(18,936)
Total liabilities and stockholder's deficit	$488,580	$493,295
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc. Condensed Consolidated Statements of Cash Flows (Unaudited, in thousands)
	Nine months ended September 30,
	2002	2001
Operating activities:
Net income	$3,122	$11,401
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	11,523	23,603
Impairment loss/lease termination	--	46,069
Provisions for uncollectible accounts	907	2,249
Convertible debt discount amortization	--	4,291
Loss on asset disposal	448	--
SFAS 133 adjustment	(5,857)	(2,701)
Deferred income taxes	--	692
Cumulative effect of change in accounting principle	--	657
Changes in current operating assets and liabilities:
Restricted cash	(17,607)	(4,448)
Accounts receivable	(13,600)	1,096
Government grant receivable	4,333	(15,126)
Spare parts, materials and supplies	(195)	69
Other assets	(5,744)	1,242
Accounts payable, accrued and other liabilities	(8,796)	8,359
Air traffic liability	19,990	7,969
Net cash provided by (used for) operating activities	(11,476)	85,422

Investing activities:
Purchases of property and equipment	(11,854)	(25,202)
Payment of aircraft purchase deposits	(100)	(13,252)
Proceeds from disposal of equipment	200	26,416
Net cash used for by investing activities	(11,754)	(12,038)

Financing activities:
Issuance of long-term debt	--	166,400
Debt issuance costs	--	(4,397)
Payments of long-term debt	(8,246)	(81,140)
Payment of dividend to AirTran Holdings, Inc.	--	(6,598)
Due to (from) AirTran Holdings, Inc.	1,016	(126,828)
Net cash used for financing activities	(7,230)	(52,563)

Net increase (decrease) in cash and cash equivalents	(30,460)	20,821
Cash and cash equivalents at beginning of period	96,764	78,127
Cash and cash equivalents at end of period	$66,304	$98,948
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$295,311	$195,689
Payment of dividend to AirTran Holdings, Inc. and reduction
in Due to AirTran Holdings, Inc.	$3,670	$--
Repayment of debt and sale and leaseback of aircraft	$--	$63,144
Gain on sale-leaseback of equipment and payment of debt	$27,000	$18,600

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form
10-K for the year ended December 31, 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  Reclassifications

Refer to Note 2 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

3.  Related Party Transactions

Intercompany interest expense was $0.7 million and $0.9 million for the three months ended September 30, 2002 and 2001, respectively, and $2.2 million and $6.6 million for the nine months ended September 30, 2002 and 2001, respectively. Additionally included in the Due to AirTran Holdings, Inc. are amounts loaned to AirTran Airways by AirTran Holdings principally as a result of issuance of common stock by AirTran Holdings pursuant to stock option plans and for settlement of litigation.

4.  Comprehensive Income (Loss)

Comprehensive income (loss) was $1.1 million and $(14.3) million for the three months ended September 30, 2002 and 2001, respectively, and $3.1 million and $8.5 million for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of changes in the fair value of our fuel hedging instruments.

AirTran Airways, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

An analysis of the amounts included in accumulated other comprehensive income (loss) is shown below (in thousands):
(Increase) Decrease
Balance at December 31, 2001	$(6,846)
Reclassification to earnings	5,058
Balance at September 30, 2002	$(1,788)
======

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

9.  Stabilization Act Compensation

Refer to Note 9 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

10.  Recently Issued Accounting Standards

Refer to Note 10 in AirTran Holdings' Notes to Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the U.S. Securities and Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as "anticipates," "expects," "intends," "believes," "will" or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL INFORMATION

We operate in a highly competitive industry that is characterized in general by cyclical financial performance, sensitivity to general economic conditions and large capital investments. This environment has most recently been affected by significant escalations in the cost of aircraft insurance and security services, volatile fuel prices, the residual effects of the terrorist events of September 11, 2001 (the "2001 terrorist events"), and a weak domestic economy. In light of these conditions, we believe we have performed well against our competitors both on a financial and operating performance basis. At a time when many of our competitors have suffered substantial financial losses and reduced their scheduled service, we added new Boeing 717 aircraft to our fleet, obtained greater utilization of our aircraft fleet and inaugurated service to new cities, all while lowering our operating costs per available seat mile (CASM). Against this challenging economic environment our emphasis on cost control enabled us to report our second consecutive quarter of profitability following the 2001 terrorist events.

It is important to understand our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to, among other things, seasonal fluctuations. In particular, our financial and operating results for the third quarter of 2002 were unfavorably affected by the anniversary of the 2001 terrorist events and what continues to be a weak revenue and economic environment.

AIRCRAFT INSURANCE

Our financial performance is particularly sensitive to fluctuations in the cost of aircraft insurance. Following the 2001 terrorist events, aviation insurers provided notice to all air carriers that coverage for aircraft hull and liability war risk would be cancelled in seven days. Upon cancellation of our policies, we purchased new policies in the commercial insurance market at significantly higher rates and, in certain cases, at reduced levels of coverage compared to our previous policies. Pursuant to the Air Transportation Safety and System Stabilization Act (the Stabilization Act), the federal government currently provides coverage for renewable 60-day periods for the gap between the coverage that is available in the commercial insurance market and what air carriers require for third party liabilities arising from war risks. The federal government's current insurance gap coverage extends through December 15, 2002. There is no assurance the federal government will continue to provide similar coverage beyond this date. The federal government's failure to renew the insurance gap coverage beyond this date may substantially increase our insurance costs.

SECURITY SERVICES

Our financial and operational performance is particularly sensitive to the implementation and execution of federally mandated security services. Prior to the 2001 terrorist events, air carriers were primarily responsible for conducting the security screening of their passengers and the aircraft they operated. The federal government became responsible for aviation security procedure design and enforcement following these events. To date we have complied with the numerous security directives the federal government has issued, and at times modified after issuance, without sacrificing the operational efficiency of our business. However, the Aviation and Transportation Security Act requires the Transportation Security Administration (TSA) to perform 100 percent inspection of checked bags by the end of 2002. Because the TSA has not announced how it intends to comply with this directive, we are unable to estimate what impact, if any, this directive may have on our future financial and operational performance.

RESULTS OF OPERATIONS

The tables below set forth selected financial and operating data for the three months and nine months ended September 30, 2002 and 2001.
	Three Months Ended September 30,				Percent
	2002		2001		Change

Revenue passengers	2,441,115		2,035,162		19.9
Revenue passenger miles (000s)	1,426,776		1,107,901		28.8
Available seat miles (000s)	2,144,572		1,651,105		29.9
EBITDAR (000s)	$30,657		$17,882		71.4
Operating margin	3.8%		1.3%		2.5	pts.
Net margin	0.3%		(4.1)%		4.4	pts.
Block hours	60,785		47,919		26.8
Passenger load factor	66.5%		67.1%		(0.6)	pts.
Break-even load factor	66.3%		69.6%		(3.3)	pts.
Average fare	$72.91		$72.16		1.0
Average yield per RPM	12.48	¢	13.25	¢	(5.8)
Passenger revenue per ASM	8.30	¢	8.89	¢	(6.6)
Operating cost per ASM	8.21	¢	9.00	¢	(8.8)
Non-fuel operating cost per ASM	6.32	¢	6.90	¢	(8.4)
Average cost of aircraft fuel per gallon	92.60	¢	91.74	¢	0.9
Weighted-average number of aircraft	64		60		6.7

Where appropriate, statistical calculations for 2002 exclude a government grant of $0.6 million. Statistical calculations for 2001 exclude impairment loss, special charges, government grant and debt discount on convertible debt of $28.0 million, $2.5 million, $30.3 million and $4.3 million, respectively.

	Nine Months Ended September 30,				Percent
	2002		2001		Change

Revenue passengers	7,144,586		6,449,334		10.8
Revenue passenger miles (000s)	4,111,647		3,489,731		17.8
Available seat miles (000s)	6,036,761		4,944,408		22.1
EBITDAR (000s)	$78,614		$106,698		(26.3)
Operating margin	3.0%		11.4%		(8.4)	pts.
Net margin	0.5%		6.3%		(5.8)	pts.
Block hours	174,024		145,256		19.8
Passenger load factor	68.1%		70.6%		(2.5)	pts.
Break-even load factor	67.9%		65.4%		2.5	pts.
Average fare	$72.69		$80.20		(9.4)
Average yield per RPM	12.63	¢	14.82	¢	(14.8)
Passenger revenue per ASM	8.60	¢	10.46	¢	(17.8)
Operating cost per ASM	8.56	¢	9.50	¢	(9.9)
Non-fuel operating cost per ASM	6.68	¢	7.29	¢	(8.4)
Average cost of aircraft fuel per gallon	89.66	¢	96.35	¢	(6.9)
Weighted-average number of aircraft	62		57		8.8

Where appropriate, statistical calculations for 2002 exclude a government grant of $0.6 million. Statistical calculations for 2001 exclude impairment loss/lease termination, special charges, government grant and debt discount on convertible debt of $46.1 million, $2.5 million, $30.3 million and $4.3 million, respectively.

For the three months ended September 30, 2002 and 2001

Summary
We recorded operating income of $7.6 million, net income of $1.2 million and diluted earnings per common share of $0.02 for the three months ended September 30, 2002. Our third quarter 2002 results reflect income of $0.6 million for government grant funds received pursuant to the Stabilization Act. Our diluted earnings per common share for the period were increased by $0.01 upon recognition of the $0.6 million of income. Additional information regarding the government grant funds is provided in Note 9 to the condensed consolidated financial statements. For the comparative period in 2001 we recorded operating income of $1.8 million, a net loss of $10.6 million and a loss per common share of $0.15. Our 2001 results contain special charges of $28.0 million related to an impairment of our fleet of owned DC-9 aircraft, $2.5 million of other costs directly related to the 2001 terrorist events, special gains of $30.3 million representing the amount of government grant funds we expected to receive pursuant to the Stabilization Act, and nonrecurring, noncash charges of $4.3 million from the amortization of the debt discount associated with the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes. The special items increased our basic and diluted loss per common share for the second quarter of 2001 by $0.06.

Operating Revenues
Our operating revenues for the quarter increased by $32.5 million (21.6 percent) primarily due to a $31.1 million (21.2 percent) increase in passenger revenues. The third quarter 2002 operating revenues were unfavorably affected by this year's anniversary of the 2001 terrorist events. The closing of the United States national air space immediately following the 2001 terrorist events and the reduced passenger traffic and yields that persisted for the remainder of the 2001 adversely impacted our financial results for the third quarter of 2001. The increase in third quarter 2002 passenger revenues was primarily due to a 28.8 percent increase in traffic, as measured by revenue passenger miles (RPMs). Although we continued to grow our operations by adding new aircraft to our fleet, new destinations to our route network, and additional frequencies between existing city pairs, the general erosion of yields and passenger load factors that began in the third quarter of 2001 continued to unfavorably affect our passenger revenues during 2002. Our average yield, as measured by RPMs, decreased 5.8 percent to 12.48 cents per RPM. The reduction in yield resulted from a 4.4 percent increase in our average stage length to 573 miles per departure and was slightly offset by a 1.0 percent increase in our average fare to $72.91. Unit revenue, or passenger revenue per available seat mile (RASM), decreased 6.6 percent to 8.30 cents per available seat mile (ASM) resulting from the reduction in yield and a decline in passenger load factor of 0.6 percentage points to 66.5 percent. Our RPM growth of 28.8 percent coupled with our 29.9 percent capacity growth resulted in the slight load factor reduction. Capacity, as measured by ASMs, increased due to the growth of our operating fleet by four aircraft on a weighted-average basis.

Operating Expenses
Our operating expenses for the quarter increased by $26.6 million (17.9 percent), including special items. Our 2002 results reflect income of $0.6 million for government grant funds received pursuant to the Stabilization Act. Additional information regarding the government grant funds is provided in Note 9 to the condensed consolidated financial statements. Our 2001 results contain special charges of $28.0 million related to an impairment of our fleet of owned DC-9 aircraft, $2.5 million of other costs directly related to the 2001 terrorist events, and special gains of $30.3 million representing the amount of government grant funds we expected to receive pursuant to the Stabilization Act. Excluding special items, our CASM improved 8.8 percent to 8.21 cents on ASM growth of 29.9 percent. Excluding aircraft fuel expense and special items, our CASM improved 8.4 percent to 6.32 cents.

Our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our operating expenses per ASM for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30,				Percent
	2002		2001		Change

Salaries, wages and benefits	2.41	¢	2.32	¢	3.9
Aircraft fuel	1.90		2.11		(10.0)
Aircraft rent	0.92		0.56		64.3
Distribution	0.45		0.60		(25.0)
Maintenance, materials and repairs	0.44		0.92		(52.2)
Landing fees and other rents	0.51		0.54		(5.6)
Aircraft insurance and security services	0.34		0.16		112.5
Marketing and advertising	0.26		0.28		(7.1)
Depreciation	0.19		0.40		(52.5)
Other operating	0.79		1.11		(28.8)

Total CASM	8.21	¢	9.00	¢	(8.8)
	=====		=====

Note:

Amounts for 2002 exclude a government grant of $0.6 million (0.03¢ on a CASM basis). Amounts for 2001 exclude impairment loss, special charges and a government grant of
$28.0 million, $2.5 million, and $30.3 million, respectively (0.02¢, net, on a CASM basis).

Salaries, wages and benefits increased $13.3 million (34.7 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs.

Aircraft fuel increased $5.9 million (17.0 percent) due to increases in total fuel usage and the price of aircraft fuel purchases, and partially offset by fuel consumption improvements. Our average per gallon cost of fuel increased 0.9 percent to 92.60 cents and our fuel consumption improved 8.8 percent to 722 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient. Fuel consumption per block hour improvements are expected to continue through the remainder of this year and into the following year when we anticipate operating an all-Boeing 717 aircraft fleet by the end of 2003.

Aircraft rent increased $10.3 million (111.2 percent) due to a greater percentage of our aircraft fleet being leased. Eighteen lease-financed B717 aircraft have been added to our fleet since the third quarter of 2001. We have lease-financing commitments in place to accept delivery of 20 B717 aircraft in total during 2002 and 23 B717 aircraft during 2003. All 13 B717 aircraft delivered during the first nine months of the 2002 have been lease-financed in accordance with the aforementioned commitments.

Distribution costs decreased $0.2 million (2.1 percent). Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website, and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to more traditional methods such as through travel agents and global distribution systems. During the second quarter of 2002 we revised our commission structure to provide travel agents with a standard five percent commission for sales transacted through the travel agent section of our website. Our commission cost savings were partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees.

Maintenance, materials and repairs decreased $5.8 million (38.1 percent). On a block hour basis, maintenance costs declined 51.2 percent to approximately $155 per block hour, primarily reflecting the retirement of DC-9 aircraft.

Landing fees and other rents increased $1.9 million (20.8 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system.

Aircraft insurance and security services increased $4.7 million (179.4 percent) primarily from additional aircraft insurance premiums for war risk liability insurance. In addition, our insured fleet hull value increased as a result of the new B717 aircraft deliveries while the overall rates for basic hull and liability coverage also increased.

Marketing and advertising increased $0.9 million (18.8 percent) primarily reflecting our promotional efforts associated with the development of our new destinations.

Depreciation decreased $2.5 million (38.6 percent) primarily due to the retirement of 13 owned aircraft since September 30, 2001. Our discontinued amortization of goodwill and indefinite-lived intangible assets upon adoption of SFAS 142 during 2002 reduced depreciation expense for the third quarter of 2002 (See Note 8 to the Condensed Consolidated Financial Statements). Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the aforementioned expense reductions.

Other operating expenses decreased $0.9 million (4.8 percent) primarily due to the efficient operation of our business during the third quarter of 2002. Our flight operations performed favorably to industry averages this period, with completion factors at 99 percent and on-time arrivals averaging better than 80 percent. In general, our improved operational efficiency translated into improved customer service and lower costs.

Impairment loss represents a $28.0 million asset impairment charge related to our DC-9 fleet recognized during 2001. During the third quarter of 2001, the 2001 terrorist events had a profound impact on aircraft values worldwide, in particular on maintenance intensive, less fuel-efficient aircraft such as B737-200s, MD-80s, as well as our DC-9 fleet. A significant number of the aircraft that were grounded by air carriers were of these aircraft types. Following the 2001 terrorist events, we performed an evaluation to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore concluded that these aircraft were impaired as defined by SFAS 121. Consequently, the net book value of the DC-9 aircraft fleet and related assets were reduced by $28.0 million to reflect the fair market value of these assets.

Special charges primarily represent operating costs incurred during the Federal Aviation Administration's (FAA) ground stop order following the 2001 terrorist events.

Government grant represents compensation in the form of grants from the federal government for direct and incremental loss associated with the 2001 terrorist events. We believe we have received 100 percent of our eligible grants as of September 30, 2002, totaling $29.6 million. The federal government may perform additional audit and/or review(s) of the documentation we provided in support of our claim. In the event of an audit or review, we believe our documentation clearly demonstrates the validity of our claim and is sufficient to warrant retention of all grants received pursuant to the Stabilization Act.

Nonoperating Expenses
Other expense, net decreased by $5.2 million (44.9 percent) primarily due to reductions in interest expense and the recognition of a special item in 2001. Interest expense decreased as a result of having reduced our outstanding debt obligations during the period. Convertible debt discount amortization represents the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes during 2001. Upon conversion, we amortized $4.3 million of the debt discount associated with this financial instrument.

Income Tax Expense
Income tax expense was zero and $0.7 million for the three months ended September 30, 2002 and 2001, respectively. We do not anticipate recording additional income tax expense or benefit during the remainder of 2002. During 2001, the differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our NOL carryforwards, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards.

We have not recognized any benefit from the future use, beyond the third quarter of 2002, of existing net operating loss carryforwards. We did not recognize any such benefit because our evaluation of available evidence indicates an unacceptable degree of risk underlying any current assumption of sufficient future profitable operations to realize such benefit.

For the nine months ended September 30, 2002 and 2001

Summary
We recorded operating income of $16.8 million, net income of $3.2 million and diluted earnings per common share of $0.04 for the first nine months of 2002. Our results for the first nine months of 2002 reflect income of $0.6 million for government grant funds received pursuant to the Stabilization Act. Our diluted earnings per common share for the period were increased by $0.01 upon recognition of the $0.6 million of income. Additional information regarding the government grant funds is provided in Note 9 to the condensed consolidated financial statements. For the comparative period in 2001, including special items, we recorded operating income of $42.2 million, net income of $11.4 million and diluted earnings per common share of $0.16. Our 2001 results reflect: (1) an impairment charge of $18.1 million related to the write-down of the net book value of our owned B737 fleet and for charges related to the termination of the lease on one B737 aircraft, (2) special charges of $28.0 million related to the impairment of our owned DC-9 aircraft fleet and $2.5 million of other costs directly related to the 2001 terrorist events, (3) special gains of $30.3 million representing the amount of government grant funds we expected to receive pursuant to the Stabilization Act, and (4) nonrecurring, noncash charges of $4.3 million for the amortization of the debt discount associated with the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes. The sum of these special items reduced our diluted earnings per common share for the first nine months of 2001 by $0.30.

Operating Revenues
Our operating revenues for the period increased by $2.9 million (0.6 percent) primarily due to a $2.1 million (0.4 percent) increase in passenger revenues. The increase in passenger revenues during 2002 was primarily due to a 17.8 percent increase in traffic, as measured by RPMs. Although we continued to grow our operations by adding new aircraft to our fleet, new destinations to our route network, and additional frequencies between existing city pairs, the general erosion of yields and passenger load factors that began in the third quarter of 2001 continued to unfavorably affect our passenger revenues during 2002. Our average yield, as measured by revenue per passenger seat mile, decreased 14.8 percent to 12.63 cents per RPM. The reduction in yield resulted from a 3.7 percent increase in our average stage length to 562 miles per departure and a 9.4 percent decrease in our average fare to

$72.69. Unit revenue, or RASM, decreased 17.8 percent to 8.60 cents per ASM resulting from the reduction in yield and a decline in passenger load factor of 2.5 percentage points to 68.1 percent. Our RPM growth of 17.8 percent coupled with our 22.1 percent capacity growth resulted in the slight load factor reduction. Capacity, as measured by ASMs, increased due to the growth of our operating fleet by five aircraft on a weighted-average basis.

Operating Expenses
Our operating expenses for the period increased by $28.3 million (5.8 percent), including special items. Operating expenses for 2002 reflect income of $0.6 million for government grant funds received pursuant to the Stabilization Act. Operating expenses for 2001 reflect: (1) an impairment charge of $18.1 million related to the write-down of the net book value of our owned B737 fleet and for charges related to the termination of the lease on one B737 aircraft, (2) special charges of $28.0 million related to the impairment of our owned DC-9 aircraft fleet and $2.5 million of other costs directly related to the 2001 terrorist events, and (3) special gains of $30.3 million representing the amount of government grant funds we expected to receive pursuant to the Stabilization Act. Excluding special items, our CASM improved 9.9 percent to 8.56 cents on ASM growth of 22.1 percent. Excluding aircraft fuel expense and special items, our CASM improved 8.3 percent to 6.68 cents.

Our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our operating expenses per ASM for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30,				Percent
	2002		2001		Change

Salaries, wages and benefits	2.45	¢	2.41	¢	1.7
Aircraft fuel	1.88		2.21		(14.9)
Aircraft rent	0.82		0.47		74.5
Distribution	0.55		0.73		(24.7)
Maintenance, materials and repairs	0.58		1.14		(49.1)
Landing fees and other rents	0.52		0.55		(5.5)
Aircraft insurance and security services	0.36		0.17		111.8
Marketing and advertising	0.28		0.30		(6.7)
Depreciation	0.21		0.46		(54.3)
Other operating	0.91		1.06		(14.2)

Total CASM	8.56	¢	9.50	¢	(9.9)
	=====		=====

Note:

Amounts for 2002 exclude a government grant of $0.6 million (0.01¢ on a CASM basis). Amounts for 2001 exclude impairment loss/lease termination, special charges and a government grant of $46.1 million, $2.5 million, and $30.3 million, respectively (0.37¢ on a CASM basis).

Salaries, wages and benefits increased $28.6 million (24.0 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs.

Aircraft fuel increased $4.2 million (3.8 percent) due to increases in total fuel usage that are partially offset by decreases in the price of aircraft fuel purchases and fuel consumption improvements. Our average per gallon cost of fuel decreased 6.9 percent to 89.66 cents and our fuel consumption improved 7.0 percent to 727 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient. Fuel consumption per block hour improvements are expected to continue through the remainder of this year and into the following year when we anticipate operating an all-Boeing 717 aircraft fleet by the end of 2003.

Aircraft rent increased $26.4 million (112.9 percent) due to a greater percentage of our aircraft fleet being leased. Eighteen lease-financed B717 aircraft have been added to our fleet since the third quarter of 2001. We have lease-financing commitments in place to accept delivery of 20 B717 aircraft in total during 2002 and 23 B717 aircraft during 2003. All 13 B717 aircraft delivered during the first nine months of the 2002 have been lease-financed in accordance with the aforementioned commitments.

Distribution costs decreased $3.3 million (9.1 percent). Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website, and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to more traditional methods such as through travel agents and global distribution systems. During the second quarter of 2002 we revised our commission structure to provide travel agents with a standard five percent commission for sales transacted through the travel agent section of our website. Our commission cost savings were partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees.

Maintenance, materials and repairs decreased $21.4 million (37.9 percent). On a block hour basis, maintenance costs declined 48.2 percent to approximately $200 per block hour, primarily reflecting the retirement of DC-9 aircraft.

Landing fees and other rents increased $4.4 million (16.2 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system.

Aircraft insurance and security services increased $13.5 million (161.6 percent) primarily from additional aircraft insurance premiums for war risk liability insurance. In addition, our insured fleet hull value increased as a result of the new B717 aircraft deliveries while the overall rates for basic hull and liability coverage also increased.

Marketing and advertising increased $1.8 million (11.8 percent) primarily reflecting our promotional efforts associated with the development of our new destinations.

Depreciation decreased $10.2 million (44.6 percent) primarily due to the retirement of 13 owned aircraft since September 30, 2001. Our depreciation expense was reduced further by the reduction in the net book value of our B737 and DC-9 aircraft as recorded during the second and third quarters of 2001, respectively, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Our discontinued amortization of goodwill and indefinite-lived intangible assets upon adoption of SFAS 142 during 2002 reduced depreciation expense for the first nine months of 2002 (See Note 8 to the Condensed Consolidated Financial Statements). Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the aforementioned expense reductions.

Other operating expenses increased $3.3 million (6.4 percent) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and the costs associated with our new reservations system and other automation projects.

Impairment loss/lease termination represents (1) an impairment charge of $18.1 million related to the write-down of the net book value of our owned B737 fleet and for charges related to the termination of the lease on one B737 aircraft, and (2) special charges of $28.0 million related to the impairment of our owned DC-9 aircraft fleet. During the second quarter of 2001 we announced our intentions to retire our fleet of B737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. During the third quarter of 2001, the 2001 terrorist events had a profound impact on aircraft values worldwide, in particular on maintenance intensive, less fuel-efficient aircraft such as B737-200s, MD-80s, as well as our DC-9 fleet. A significant number of the aircraft that were grounded by air carriers were of these aircraft types. We performed evaluations of the B737 and DC-9 aircraft fleets to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore concluded that these aircraft were impaired as defined by SFAS 121. Consequently, the net book value of the B737 and DC-9 aircraft fleets and related assets were reduced during 2001 by approximately $46.1 million to reflect the fair market value of these assets.

Special charges primarily represent operating costs incurred during the FAA's ground stop order following the 2001 terrorist events.

Government grant represents compensation in the form of grants from the federal government for direct and incremental loss associated with the 2001 terrorist events. We believe we have received 100 percent of our eligible grants as of September 30, 2002, totaling $29.6 million. The federal government may perform additional audit and/or review(s) of the documentation we provided in support of our claim. In the event of an audit or review, we believe our documentation clearly demonstrates the validity of our claim and is sufficient to warrant retention of all grants received pursuant to the Stabilization Act.

Nonoperating Expenses
Other expense, net decreased by $12.4 million (46.3 percent) primarily due to reductions in interest expense, convertible debt discount amortization, and interest income, as well as greater income derived from our fuel-hedging efforts. Interest expense decreased as a result of having reduced our outstanding debt obligations during the period. Convertible debt discount amortization represents the exercise of conversion rights on approximately two-thirds of our 7.75% Convertible Notes during 2001. Upon conversion, we amortized $4.3 million of the debt discount associated with this financial instrument. Interest income decreased due to lower invested cash balances accompanied by lower interest rates earned on invested cash balances. SFAS 133 adjustment income represents changes in the value of our now terminated fuel-related derivative contracts. The valuation changes were significantly less in 2001 than the $5.6 million credit adjustment recognized in 2002 (See Note 5 to the Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)
Income tax expense (benefit) was $(0.8) million and $3.3 million for the first nine months of 2002 and 2001, respectively. We do not anticipate recording additional income tax expense or benefit during the remainder of 2002. During 2001, the differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our NOL carryforwards, offset in part by alternative minimum tax and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards. For the first nine months of 2002 we recorded income tax benefit of $0.8 million due to a change in federal tax law as discussed below. We have not recorded additional income tax benefit or expense on a year-to-date basis nor do we anticipate recording additional income tax benefit or expense during the remainder of 2002.

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax NOL 90 percent limitation. This legislation decreased our 2002 tax expense by $0.8 million. In accordance with SFAS No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

We have not recognized any benefit from the future use, beyond the third quarter of 2002, of existing net operating loss carryforwards. We did not recognize any such benefit because our evaluation of available evidence indicates an unacceptable degree of risk underlying any current assumption of sufficient future profitable operations to realize such benefit.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, our cash and cash equivalents, including restricted cash, totaled $117.2 million compared to $130.0 million at December 31, 2001. The deferral of $16.5 million in excise tax payments until January 2002 in accordance with the Stabilization Act is reflected in our 2001 year-end cash balance. Operating activities for the first nine months of 2002 used $10.6 million of cash primarily due to the payment of the 2001 deferred excise taxes. Investing activities used $11.8 million of cash primarily due to the purchase of spare parts and equipment provisioning for the B717 aircraft fleet. Financing activities used $8.0 million of cash primarily for scheduled payments of debt obligations.

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

On September 22, 2001, President Bush signed into law the Stabilization Act. The Stabilization Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Stabilization Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks of September 11, 2001 on the United States. The U.S. Department of Transportation (DOT) makes the final determination of the amount of eligible direct and incremental losses incurred by each airline. The DOT issued its final rules with respect to the Stabilization Act on April 16, 2002 and we promptly filed our final application for Stabilization Act grant funding in accordance with these rules.

We believe we have received 100 percent of our eligible grants as of September 30, 2002, totaling $29.6 million. The federal government may perform additional audit and/or review(s) of the documentation we provided in support of our claim. In the event of an audit or review, we believe our documentation clearly demonstrates the validity of our claim and is sufficient to warrant retention of all grants received pursuant to the Stabilization Act.

Commitments

Our contractual purchase commitments consist primarily of scheduled acquisitions of new Boeing 717 aircraft. As of September 30, 2002, our deliveries of B717 aircraft from The Boeing Company (Boeing) totaled 43 aircraft. Initially, we contracted with Boeing to purchase 50 B717s for delivery between 1999 and 2002, with options to purchase an additional 50 B717s. We have since revised our contracts with Boeing relating to the purchase and financing of our future B717 aircraft deliveries, in addition to recharacterizing the original 50 option aircraft.

During 2002, our remaining commitments with respect to B717 aircraft were for the acquisition of seven aircraft during the last three months of 2002. We expect to finance the acquisition of these aircraft and have signed a lease-financing agreement with Boeing Capital whereby lease-financing will be provided for the remaining seven B717 aircraft to be delivered in 2002 (the 13 B717 aircraft delivered during the first nine months of 2002 were lease-financed pursuant to the aforementioned Boeing Capital lease-financing agreement).

With respect to next year's B717 aircraft deliveries, we reached an agreement with Boeing to acquire up to 23 B717 aircraft for delivery during 2003. All of the 2003 deliveries will be lease-financed through Boeing Capital. In connection with an agreement by Boeing to return approximately $20 million in 2002 and $5 million in 2003 of advance deposits under our B717 purchase agreement and by Boeing Capital to provide lease financing to us for up to 22 additional previously owned and one new B717 aircraft to be added to our fleet, we entered into an agreement on September 30, 2002 with Boeing Capital that it would have the option to cause us to prepay or purchase at par the outstanding 13% Series A Senior Secured Notes, 7.75% Series B Senior Secured Convertible Notes, and 11.27% Senior Secured Notes (collectively, the "Refinancing Notes") and the Class C EETC Certificates, Series 1999-1 (the "EETC Certificates"), including accrued interest, if any, in each case to the extent issued to and held by Boeing, its affiliates and/or Rolls Royce plc, in the event we purchase or lease additional commercial jet aircraft in addition to (i) the 23 B717 aircraft being financed by Boeing Capital, (ii) the B717 aircraft currently on order from Boeing and (iii) certain replacement aircraft which are of the same type as currently in our fleet. This agreement terminates upon the later of (i) payment in full of the Refinancing Notes and (ii) the earlier of payment in full of the EETC Certificates or September 30, 2009. As of September 30, 2002, the aggregate principal balance of the debt we could be so required to prepay or purchase pursuant to this agreement was approximately $148.7 million.

With respect to future B717 option deliveries, we had 6 options and up to 20 purchase rights at September 30, 2002. If we exercise our options to acquire additional aircraft, additional payments could be required for these aircraft during 2002 and future years. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

OTHER INFORMATION

New Product
We recently announced the creation of a new regional jet product called AirTran JetConnect. AirTran JetConnect, operated by Air Wisconsin, will fly Bombardier CRJ regional jets in short-haul markets. This service will commence on November 15, 2002, and will initially operate to Greensboro (SC), Milwaukee (WI), Pensacola (FL), and Savannah (GA) from our operations hub at Hartsfield Atlanta International Airport. By the end of 2003 we expect AirTran JetConnect will operate up to ten aircraft within our route network.

New Service
We inaugurated service to Kansas City (MO) during the third quarter of 2002. We recently announced our plans to inaugurate service to West Palm Beach (FL) in December 2002. The addition of West Palm Beach represents the 40th destination in our route network.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting For Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on our financial position, results of operations, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, other than those discussed below.

Aviation Fuel
On March 13, 2002, we terminated all of our derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to "SFAS 133 adjustment" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2002. Approximately $3.1 million of losses deferred in "Other comprehensive loss" on our March 31, 2002 Condensed Consolidated Balance Sheet have been reclassified to fuel expense during the second and third quarters of 2002. Deferred losses remaining in "Other comprehensive loss" at September 30, 2002 will be reclassed to fuel expense as the related fuel is used thereby increasing fuel expense by approximately $0.9 million during the fourth quarter of 2002 and by approximately $0.8 million during January 2003 through September 2004.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with SFAS 133. As of September 30, 2002, utilizing fixed price fuel contracts we agreed to purchase approximately 41 percent of our fuel needs through December 31, 2002 at a price no higher than $0.73 per gallon of aviation fuel including delivery to our operations hub in Atlanta. Additionally, we have fixed price contracts covering the first nine months of 2003 for approximately 29 percent of our fuel needs at a price no higher than $0.72 per gallon of aviation fuel.

During October 2002, we entered into additional fixed price fuel contracts. These new contracts increased our total future fuel purchase commitments to approximately 36 percent of our estimated needs during the first nine months of 2003 at a price no higher than $0.73 per gallon of aviation fuel.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit Number	Description

99.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) We filed the following Current Reports on Form 8-K during the three months ended September 30, 2002:
Date of Report	Subject of Report

July 23, 2002	Press release announcing our financial results for the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.
Date: November 14, 2002	AirTran Holdings, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 14, 2002	AirTran Airways, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Certification of the Principal Executive Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Joseph B. Leonard, the Chairman and Chief Executive Officer of AirTran Holdings, Inc. (the "Company"), certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph B. Leonard Joseph B. Leonard AirTran Holdings, Inc. Chairman and Chief Executive Officer November 14, 2002
33

Certification of the Principal Financial Officer Pursuant to 15 U.S.C. 78m(a) or 78o(d) (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Stanley J. Gadek, the Senior Vice President and Chief Financial Officer of AirTran Holdings, Inc. (the "Company"), certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Company;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stanley J. Gadek Stanley J. Gadek AirTran Holdings, Inc. Senior Vice President and Chief Financial Officer November 14, 2002
34