Form 10-Q
period 2003-03-31
AIRTRAN HOLDINGS INC; AIRTRAN AIRWAYS INC
filed 2003-05-14
CIK 948846, 1050715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes    Ö             No

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).
Yes    Ö       No

As of April 30, 2003 there were approximately 71,966,000 shares of common stock of AirTran Holdings, Inc. and 1,100 shares of common stock of AirTran Airways, Inc. outstanding.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

AIRTRAN HOLDINGS, INC. & AIRTRAN AIRWAYS, INC. Form 10-Q For the Quarter Ended March 31, 2003 INDEX

AirTran Holdings, Inc. Condensed Consolidated Statements of Operations (In thousands, except per share data) (Unaudited)
	Three Months Ended March 31,
	2003	2002
Operating Revenues:
Passenger	$201,900	$155,689
Cargo	383	243
Other	5,719	3,372
Total operating revenues	208,002	159,304

Operating Expenses:
Salaries, wages and benefits	54,591	45,252
Aircraft fuel	47,144	33,805
Aircraft rent	26,419	13,758
Distribution	10,772	10,705
Maintenance, materials and repairs	15,079	10,563
Landing fees and other rents	11,484	10,010
Aircraft insurance and security services	5,550	7,808
Marketing and advertising	7,077	5,675
Depreciation	3,322	4,411
Other operating	18,186	20,249
Total operating expenses	199,624	162,236
Operating Income (Loss)	8,378	(2,932)

Other (Income) Expense:
Interest income	(527)	(533)
Interest expense	6,869	7,479
SFAS 133 adjustment	--	(5,857)
Other expense, net	6,342	1,089

Income (Loss) Before Income Taxes	2,036	(4,021)
Income Tax Expense (Benefit)	--	(987)
Net Income (Loss)	$2,036	$(3,034)
	=======	=======
Earnings (Loss) per Common Share
Basic	$0.03	$(0.04)
Diluted	$0.03	$(0.04)

Weighted-average Shares Outstanding
Basic	71,522	69,786
Diluted	74,476	69,786

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$114,961	$104,151
Restricted cash	53,125	34,173
Accounts receivable, less allowance of $884 and $1,425 at
March 31, 2003 and December 31, 2002, respectively	21,794	19,120
Spare parts, materials and supplies, less allowance for
obsolescence of $1,578 and $1,212 at March 31, 2003
and December 31, 2002, respectively	11,646	9,250
Prepaid expenses and other current assets	11,798	7,756
Total current assets	213,324	174,450

Property and Equipment:
Flight equipment	227,927	225,078
Less: Accumulated depreciation	(24,082)	(22,970)
	203,845	202,108

Purchase deposits for flight equipment	3,300	5,544

Other property and equipment	40,298	39,705
Less: Accumulated depreciation	(19,315)	(18,433)
	20,983	21,272
Total property and equipment	228,128	228,924

Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trade names	21,567	21,567
Debt issuance costs	8,010	8,381
Other assets	30,870	27,842
Total other assets	72,733	70,076
Total assets	$514,185	$473,450
	=========	=========

(Continued on next page)

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)
	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,860	$4,501
Accrued liabilities	91,564	80,155
Air traffic liability	85,778	57,180
Current portion of long-term debt	10,460	10,460
Total current liabilities	192,662	152,296

Long-term debt, less current portion	195,716	199,713

Other liabilities	70,286	69,556

Commitments and Contingencies

Stockholders' Equity:
Preferred stock	--	--
Common stock	72	71
Additional paid-in-capital	189,312	187,885
Accumulated other comprehensive loss	(637)	(809)
Accumulated deficit	(133,226)	(135,262)
Total stockholders' equity	55,521	51,885
Total liabilities and stockholders' equity	$514,185	$473,450
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$2,036	$(3,034)
Adjustments to reconcile net income (loss) to cash provided by
(used for) operating activities:
Depreciation and amortization	4,149	4,782
Amortization of deferred gains from sale/leaseback of aircraft	(1,240)	(964)
Loss on asset disposal	--	304
Provisions for uncollectible accounts	(215)	263
SFAS 133 adjustment	--	(5,857)
Changes in current operating assets and liabilities:
Restricted cash	(18,952)	(20,028)
Accounts receivable	(2,459)	(9,425)
Spare parts, materials and supplies	(2,562)	(192)
Other assets	(6,272)	(7,155)
Accounts payable, accrued and other liabilities	13,874	(6,224)
Air traffic liability	28,598	22,298
Net cash provided by (used for) operating activities	16,957	(25,232)

Investing activities:
Purchases of property, plant and equipment	(7,742)	(3,403)
Refund of aircraft purchase deposits	2,244	--
Net cash used for investing activities	(5,498)	(3,403)

Financing activities:
Payments of long-term debt	(2,077)	(128)
Proceeds from sale of common stock	1,428	522
Net cash provided by (used for) financing activities	(649)	394

Net increase (decrease) in cash and cash equivalents	10,810	(28,241)
Cash and cash equivalents at beginning of period	104,151	103,489
Cash and cash equivalents at end of period	$114,961	$75,248
	==========	=========

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase and sale-leaseback of equipment	$22,359	$64,991
Repayment of debt and sale-leaseback of equipment	$3,000	$9,000

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation:
Our Unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of the accompanying Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the condensed consolidated financial statements.

Business:
AirTran Airways, Inc. (Airways) offers scheduled air transportation of passengers and mail, serving short-haul markets primarily in the eastern United States.

Maintenance:
During the first quarter of 2003, we entered into agreements covering the maintenance, repair and overhaul of the major Boeing 717 (B717) aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. In general, we anticipate our maintenance costs will increase as the age of our B717 fleet increases.

Stock-Based Employee Compensation:
We have stock-based compensation plans covering officers, directors, key employees and consultants. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is not recognized for employee stock option grants unless the exercise price is less than the fair value of our common stock on the grant date.

AIRTRAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

The following table illustrates the effect on net income and earnings (loss) per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended:
	Three months ended March 31,
(in thousands, except per share amounts)	2003	2002

Net income (loss), as reported	$2,036	$(3,034)

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	--	--

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,405)	(877)

Pro forma net income (loss)	$631	$(3,911)
	============	============
EARNINGS (LOSS) PER SHARE:

Basic, as reported	$0.03	$(0.04)
Basic, pro forma	$0.01	$(0.06)

Diluted, as reported	$0.03	$(0.04)
Diluted, pro forma	$0.01	$(0.06)

As required, the pro forma disclosures in the previous table include options granted since January 1, 1995. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. We are currently evaluating SFAS No. 148 to determine whether we will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method. Had we adopted the prospective transition method prescribed by SFAS No. 148 in the first quarter of 2003, compensation expense of $1.4 million would have been recognized.

AIRTRAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

Note 2 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:
	Three months ended March 31,
(in thousands, except per share amounts)	2003	2002

NUMERATOR:
Net income (loss) available to common stockholders	$2,036	$(3,034)
	==========	==========
DENOMINATOR:
Weighted-average shares outstanding, basic	71,522	69,786

Dilutive effect of stock options	2,303	--

Dilutive effect of detachable stock purchase warrants	651	--

Adjusted weighted-average shares outstanding, diluted	74,476	69,786
	==========	==========
EARNINGS (LOSS) PER SHARE:
Basic	$0.03	$(0.04)

Diluted	$0.03	$(0.04)

Note 3 - Comprehensive Income (Loss)

Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of reclassifications to earnings of deferred gains and losses related to derivative financial instruments that qualified for hedge accounting. These derivative instruments were terminated in March 2002. Amounts are reclassified to earnings as the related fuel is used. Comprehensive income (loss) was $2.2 million and $(1.1) million for the three months ended March 31, 2003 and 2002, respectively. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows:
	Three months ended March 31,
(in thousands)	2003	2002

Net income (loss)	$2,036	$(3,034)

Unrealized income (loss) on derivative instruments	172	1,967

Comprehensive income (loss)	$2,208	$(1,067)
	============	============

Because our net deferred tax assets are offset in full by a valuation allowance, there is no tax effect of the unrealized income or loss.

AIRTRAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

An analysis of the amounts included in Accumulated other comprehensive income (loss) is shown below (in thousands):
(in thousands)	(Increase) / Decrease

Balance at December 31, 2002	$(809)

Reclassification to earnings	172

Balance at March 31, 2003	$(637)
============

Note 4 - Fuel Risk Management

Aircraft fuel is a significant expenditure for us because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 23.6 percent and 20.8 percent of our operating expenses for the three months ended March 31, 2003 and 2002, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby limiting our exposure to increases in the price of aviation fuel. Our fixed-price fuel contracts and fuel cap contracts are not required to be accounted for as derivative financial instruments, in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. As of March 31, 2003, utilizing fixed-price fuel contracts and fuel cap contracts we agreed to purchase approximately 40 percent of our fuel needs through the end of December 2003 at a price no higher than $0.74 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations. In April 2003, we signed additional fixed price fuel contracts increasing our fuel purchases under fixed price contracts to approximately 49 percent of our needs during the remainder of 2003 at a price of no higher than $0.74 per gallon of aviation fuel.

In March 2002, we terminated all our derivative agreements with the counterparty. The fair market value of the derivative liability on the termination date was approximately $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to SFAS No. 133 adjustment in our Unaudited Condensed Consolidated Statements of Operations. Because this was an early termination of our derivative contracts, losses deferred in "Other comprehensive loss" are being reclassified to earnings as the related fuel is used through September 2004. Approximately $0.2 million and $ 2.0 million of these deferred losses were reclassified to earnings during the first quarter of 2003 and 2002, respectively, and we expect to realize the remaining $0.6 million through September 2004.

Note 5 - Aircraft Purchase Commitments and Fleet Renewal Plan

As of March 31, 2003, we had contracted with The Boeing Company (Boeing) for the acquisition of 73 B717 aircraft, 57 of which have been delivered. We have lease-financing commitments in place to accept delivery of the remaining 16 B717 aircraft during 2003. With respect to future B717 option deliveries, we had 6 purchase options remaining at March 31, 2003. We anticipate retiring all remaining McDonnell Douglas DC-9 (DC-9) aircraft during 2003 and replacing these aircraft with B717 aircraft.

AIRTRAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

Note 6 - Income Taxes

Income tax expense (benefit) was $0 and $(1.0) million for the three months ended March 31, 2003 and 2002, respectively. During 2002, we recorded income tax benefit of $0.8 million due to a change in federal tax law as discussed in the following paragraph.

The Job Creation and Worker Assistance Act passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax (AMT) NOL 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million for the first quarter of 2002. In accordance with SFAS No. 109, Accounting for Income Taxes, the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in the recognition of the change in the first quarter of 2002.

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $116 million at December 31, 2002. Our NOL carryforwards will begin to terminate in 2012 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. We do not believe we have experienced an ownership change in the three-year testing period immediately prior to December 31, 2002. Future changes in the ownership or constructive ownership of our common stock (including, among other things, conversion of our Convertible Notes due 2023 into common stock - see Note 8 to the Unaudited Condensed Consolidated Financial Statements) could result in an aggregate change in ownership of more than 50 percent as defined in the Internal Revenue Code, which could substantially limit the availability or our NOL carryforwards.

Note 7 - Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees that existed prior to the implementation of FIN 45 are required to be disclosed in financial statement issued after December 15, 2002. While we have various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if consolidation of any variable interest entities is expected. We do not currently believe that any material entities will be consolidated with us as a result of FIN 46.

AIRTRAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

Note 8 - Subsequent Events

Emergency Wartime Supplemental Appropriations Act:
On April 16, 2003, Congress approved and the President signed into law the Emergency Wartime Supplemental Appropriations Act (Wartime Act) which provided, among other things, for certain financial relief to the United States airline industry, including (i) $100 million to compensate U.S. air carriers for certain costs associated with strengthening flight deck doors and locks on aircraft and (ii) approximately $2.3 billion to be remitted to U.S. air carriers in the proportional share each such carrier has paid or collected in passenger security and air carrier security fees to the U.S. Transportation Security Administration (TSA). As of March 31, 2003, we estimate our expenses associated with amounts referred to in clause (i) above have been approximately $1.2 million (net of a $0.9 million reimbursement received from the Federal Aviation Administration) and the amount we have paid to the TSA to have been approximately $32.3 million. Such legislation also discontinued the imposition of air carrier security fees for the period beginning June 1, 2003 and ending September 30, 2003 and continued currently existing government provided war risk coverage. The Wartime Act included a number of conditions to airlines being eligible for participation in the authorized funding and benefits of the legislation. We intend to comply with the applicable conditions to obtain any funding for which we may be eligible. The amount of such funding cannot be determined at this time, and therefore, we have not recognized these items in our Unaudited Condensed Consolidated Balance Sheets beyond reimbursements already received.

Private Placement of $125 Million Convertible Notes:
In May of 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds will be used to improve our overall liquidity by providing working capital and will be used for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The first interest payment on the notes is due July 1, 2003. The notes are unsecured senior obligations ranking equally with our existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The notes and the note guarantee are junior to any secured obligations of ours or Airways' to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

The notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the price of our common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require us to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. We have agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock.

AirTran Airways, Inc. Condensed Consolidated Statements of Operations (In thousands) (Unaudited)
	Three Months Ended March 31,
	2003	2002
Operating Revenues:
Passenger	$201,900	$155,689
Cargo	383	243
Other	5,719	3,372
Total operating revenues	208,002	159,304

Operating Expenses:
Salaries, wages and benefits	54,591	45,252
Aircraft fuel	47,144	33,805
Aircraft rent	26,419	13,758
Distribution	10,772	10,705
Maintenance, materials and repairs	15,079	10,563
Landing fees and other rents	11,484	10,010
Aircraft insurance and security services	5,550	7,808
Marketing and advertising	7,077	5,675
Depreciation	3,322	4,411
Other operating	18,186	20,249
Total operating expenses	199,624	162,236
Operating Income (Loss)	8,378	(2,932)

Other (Income) Expense:
Interest income	(513)	(533)
Interest expense ($682 and $711 in 2003 and 2002,
respectively to AirTran Holdings, Inc.)	6,869	7,479
SFAS 133 adjustment	--	(5,857)
Other expense, net	6,356	1,089

Income (Loss) Before Income Taxes	2,022	(4,021)
Income Tax Expense (Benefit)	--	(987)
Net Income (Loss)	$2,022	$(3,034)
	=======	=======

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$109,657	$100,353
Restricted cash	53,125	34,173
Accounts receivable, less allowance of $884 and $1,425 at
March 31, 2003 and December 31, 2002, respectively	21,785	19,115
Spare parts, materials and supplies, less allowance for
obsolescence of $1,578 and $1,212 at March 31, 2003
and December 31, 2002, respectively	11,646	9,250
Prepaid expenses and other current assets	11,799	7,756
Total current assets	208,012	170,647

Property and Equipment:
Flight equipment	227,927	225,078
Less: Accumulated depreciation	(24,082)	(22,970)
	203,845	202,108

Purchase deposits for flight equipment	3,300	5,544

Other property and equipment	40,298	39,705
Less: Accumulated depreciation	(19,315)	(18,433)
	20,983	21,272
Total property and equipment	228,128	228,924

Other Assets:
Intangibles resulting from business acquisition	12,286	12,286
Trade names	21,567	21,567
Debt issuance costs	7,823	8,087
Other assets	30,870	27,842
Total other assets	72,546	69,782
Total assets	$508,686	$469,353
	=========	=========

(Continued on next page)

AirTran Airways, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)
	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$4,860	$4,501
Accrued liabilities	90,617	79,669
Air traffic liability	85,778	57,180
Due to AirTran Holdings, Inc.	12,096	3,694
Current portion of long-term debt	10,460	10,460
Total current liabilities	203,811	155,504

Long-term debt, less current portion	181,082	183,238

Other liabilities	70,286	69,556

Due to AirTran Holdings, Inc.	62,168	68,460

Commitments and Contingencies

Stockholder's Deficit:
Common stock	--	--
Additional paid-in-capital	208,665	208,665
Accumulated other comprehensive loss	(637)	(809)
Accumulated deficit	(216,689)	(215,261)
Total stockholder's deficit	(8,661)	(7,405)
Total liabilities and stockholder's deficit	$508,686	$469,353
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$2,022	$(3,034)
Adjustments to reconcile net income (loss) to cash provided by
(used for) operating activities:
Depreciation and amortization	4,009	4,681
Amortization of deferred gains from sale/leaseback of aircraft	(1,240)	(964)
Loss on asset disposal	--	304
Provisions for uncollectible accounts	(215)	263
SFAS 133 adjustment	--	(5,857)
Changes in current operating assets and liabilities:
Restricted cash	(18,952)	(20,028)
Accounts receivable	(2,456)	(9,425)
Spare parts, materials and supplies	(2,562)	(192)
Other assets	(6,271)	(7,155)
Accounts payable, accrued and other liabilities	13,412	(6,115)
Air traffic liability	28,598	22,298
Net cash provided by (used for) operating activities	16,345	(25,224)

Investing activities:
Purchases of property, plant and equipment	(7,742)	(3,403)
Refund of aircraft purchase deposits	2,244	--
Net cash used for investing activities	(5,498)	(3,403)

Financing activities:
Payments of long-term debt	(203)	(128)
Increase in Due to AirTran Holdings	2,110	515
Payment of dividend to AirTran Holdings	(3,450)	--
Net cash provided by (used for) financing activities	(1,543)	387

Net increase (decrease) in cash and cash equivalents	9,304	(28,240)
Cash and cash equivalents at beginning of period	100,353	96,764
Cash and cash equivalents at end of period	$109,657	$68,524
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase and sale-leaseback of equipment	$22,359	$64,991
Repayment of debt and sale-leaseback of equipment	$3,000	$9,000

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN AIRWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation:
AirTran Airways, Inc. (Airways) is a wholly owned subsidiary of AirTran Holdings, Inc. (Holdings) and conducts all of the operations of Holdings.

Our Unaudited Condensed Consolidated Financial Statements include the accounts of Airways and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of the accompanying Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the Unaudited Condensed Consolidated Financial Statements.

Business:
We offer scheduled air transportation of passengers and mail, serving short-haul markets primarily in the eastern United States.

Maintenance:
During the first quarter of 2003, we entered into agreements covering the maintenance, repair and overhaul of the major Boeing 717 (B717) aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. In general, we anticipate our maintenance costs will increase as the age of our B717 fleet increases.

Stock-Based Employee Compensation:
Holdings has stock-based compensation plans covering officers, directors, key employees and consultants. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is not recognized for employee stock option grants unless the exercise price is less than the fair value of Holdings' common stock on the grant date.

AIRTRAN AIRWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

The following table illustrates the effect on net income if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 Accounting for Stock-Based Compensation, as amended:
	Three months ended March 31,
(in thousands)	2003	2002

Net income (loss), as reported	$2,022	$(3,034)

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	--	--

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,405)	(877)

Pro forma net income (loss)	$617	$(3,911)
	============	============

As required, the pro forma disclosures in the previous table include options granted since January 1, 1995. Consequently, the effects of applying SFAS No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. We are currently evaluating SFAS No. 148 to determine whether we will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method. Had we adopted the prospective transition method prescribed by SFAS No. 148 in the first quarter of 2003, compensation expense of $1.4 million would have been recognized.

Note 2 - Related Party Transactions

Intercompany interest expense was $0.7 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively. Additionally included in the Due to AirTran Holdings, Inc. are amounts loaned to Airways by Holdings principally as a result of issuance of common stock by Holdings pursuant to stock option plans and for settlement of litigation.

AIRTRAN AIRWAYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(UNAUDITED)

Note 3 - Comprehensive Income (Loss)

Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other non-owner transactions and events that change stockholder's equity. Other comprehensive income (loss) is composed of reclassifications to earnings of deferred gains and losses related to derivative financial instruments that qualified for hedge accounting. These derivative financial instruments were terminated in March 2002. Amounts are classified to earnings as the related fuel is used. Comprehensive income (loss) was $2.2 million and $(1.1) million for the three months ended March 31, 2003 and 2002, respectively. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows:
	Three months ended March 31,
(in thousands)	2003	2002

Net income (loss)	$2,022	$(3,034)

Unrealized income (loss) on derivative instruments	172	1,967

Comprehensive income (loss)	$2,194	$(1,067)
	============	============

Because our net deferred tax assets are offset in full by a valuation allowance, there is no tax effect of the unrealized income or loss.

An analysis of the amounts included in Accumulated other comprehensive income (loss) is shown below (in thousands):
(in thousands)	(Increase) / Decrease

Balance at December 31, 2002	$(809)

Reclassification to earnings	172

Balance at March 31, 2003	$(637)
============

Note 4 - Fuel Risk Management

Refer to Note 4 in Holdings' Notes to Condensed Consolidated Financial Statements.

Note 5 - Aircraft Purchase Commitments and Fleet Renewal Plan

Refer to Note 5 in Holdings' Notes to Condensed Consolidated Financial Statements.

Note 6 - Income Taxes

Refer to Note 6 in Holdings' Notes to Condensed Consolidated Financial Statements.

Note 7 - Recently Issued Accounting Standards

Refer to Note 7 in Holdings' Notes to Condensed Consolidated Financial Statements.

Note 8 - Subsequent Events

Refer to Note 8 in Holdings' Notes to Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as "anticipates," "expects," "intends," "believes," "will" or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL INFORMATION

We operate in a highly competitive industry that is characterized in general by cyclical financial performance, sensitivity to general economic conditions and large capital investments. The environment in which we operate has most recently been affected by high fuel prices, military actions in Iraq, a weak domestic economy and residual effects of the terrorist event of September 11, 2001 (September 11 Events) including significant escalations in the cost of aviation insurance and security services. In light of these conditions, we believe we have performed well against our competitors both on a financial and operating performance basis. At a time when our competitors have posted substantial financial losses and continue to reduce their scheduled services, we have remained profitable, increased our Boeing 717 fleet, and announced new service to the West Coast and achieved greater fleet utilization, all while reducing our operating costs per available seat mile (CASM). Despite these economic challenges our focus on controlling costs enabled us to report our fourth consecutive quarter of profitability following the September 11 Events.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable financial and operating results for the second and third quarters of the year than for the first and fourth quarters.

AIRCRAFT INSURANCE

Our financial performance is particularly sensitive to fluctuations in the cost of aircraft insurance. Following the September 11 Events, aviation insurers provided notice to all air carriers that coverage for aircraft hull and liability war-risk would be cancelled in seven days. Upon cancellation of our policies, we purchased new policies in the commercial insurance market at significantly higher rates and, in certain cases, at reduced levels of coverage compared to our previous policies. Pursuant to the Air Transportation Safety and System Stabilization Act (Stabilization Act), the federal government currently provides coverage for renewable 60-day periods for the gap between the coverage that is available in the commercial insurance market and what air carriers require for third party liabilities arising from war risks. In November 2002, Congress passed the Homeland Security Act, which mandated the federal government to provide third party passenger and hull war-risk insurance coverage to commercial carriers through August 31, 2003 and permits such coverage to be extended until December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (Wartime Act) (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government's mandate to provide war-risk insurance until August 31, 2004 with an option to extend the coverage through December 31, 2004. There is no assurance the federal government will continue to provide similar coverage beyond this date. The federal government's failure to renew the insurance gap coverage beyond this date may substantially increase our insurance costs.

SECURITY SERVICES

Our financial and operational performance is particularly sensitive to the implementation and execution of federally mandated security services. Prior to the September 11 Events, air carriers were primarily responsible for conducting the security screening of their passengers and the aircraft they operated. The federal government became responsible for aviation security procedure design and enforcement following these events. To date we have complied with the numerous security directives the federal government has issued, and at times modified after issuance, without sacrificing the operational efficiency of our business. Any future directives could affect our future financial and operational performance.

On April 16, 2003, the Wartime Act was signed into law. Among other items, the legislation includes a $2.3 billion cash reimbursement to air carriers for security fees remitted to the TSA since the September 11 Events. We expect to receive our proportional share of security fees paid, as defined, during the second quarter of 2003.

RESULTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002

The table below sets forth selected financial and operating data for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,				Percent
	2003		2002		Change

Revenue passengers	2,560,160		2,126,405		20.4
Revenue passenger miles (000s)	1,567,412		1,193,338		31.3
Available seat miles (000s)	2,311,961		1,799,189		28.5
EBITDA	$11,700		$1,479		--
Operating margin	4.0%		(1.8)%		5.8	pts.
Net margin	1.0%		(1.9)%		2.9	pts.
Block hours	64,929		52,860		22.8
Passenger load factor	67.8%		66.3%		1.5	pts.
Break-even load factor	67.1%		68.0%		(0.9)	pts.
Average fare	$78.86		$73.22		7.7
Average yield per RPM	12.88	¢	13.05	¢	(1.3)
Passenger revenue per ASM	8.73	¢	8.65	¢	0.9
Operating cost per ASM	8.63	¢	9.02	¢	(4.3)
Non-fuel operating cost per ASM	6.60	¢	7.14	¢	(7.6)
Average cost of aircraft fuel per gallon	107.55	¢	87.38	¢	23.1
Weighted-average number of aircraft	67		60		11.7

Pursuant to Regulation G, EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is not a financial measure recognized under Accounting Principles Generally Accepted in the United States (GAAP). We believe that the non-GAAP measure, EBITDA, provides useful information regarding our ability to service our debt. EBITDA should not, however, be considered in isolation as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with GAAP. Following is a reconciliation of GAAP net income to EBITDA:
	Three Months Ended March 31,
(in thousands)	2003	2002

Net income per GAAP	$2,036	$(3,034)
Income tax benefit	--	(987)
Other expense, net	6,342	1,089
Depreciation	3,322	4,411
EBITDA	$11,700	$1,479
	==============	============

Summary
We recorded operating income of $8.4 million, net income of $2.0 million and earnings per basic and diluted common share of $0.03 for the three months ended March 31, 2003. For the comparative period in 2002, we recorded an operating loss of $2.9 million, a net loss of $3.0 million and a loss per basic and diluted earnings per common share of $0.04. Included in the 2002 results was a $5.6 million after-tax, noncash credit adjustment reducing Other expense, net that was related to the change in value of our fuel-related derivative contracts. These contracts were terminated during the first quarter of 2002. Also included in the first quarter 2002 results was an income tax benefit of $0.8 million resulting from a reduction in our tax liability as a result of an economic stimulus package passed by Congress (see Note 6 to the Unaudited Condensed Consolidated Financial Statements). The sum of these special items reduced our loss per common share by $0.09.

Operating Revenues
Our operating revenues for the quarter increased by $48.7 million (30.6 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 31.3 percent increase in traffic, as measured by revenue passenger miles (RPMs) flown.

First quarter 2003 capacity, as measured by available seat miles (ASMs), increased 28.5 percent compared to the first quarter of 2002. The capacity increase resulted from the net addition of 7 aircraft between March 2002 through March 2003, including the delivery of 24 B717 aircraft and the retirement of 17 DC-9 aircraft and an increase in our aircraft utilization from 10.1 hours per day to 11.0 hours per day. When coupled with our RPM growth of 31.3 percent, our load factor increased 1.5 percentage points to 67.8 percent. Our average fare increased 7.7 percent from $73.22 to $78.86 while our average yield, as measured by revenues per passenger seat mile, decreased by 1.3 percent to 12.88 cents per revenue passenger mile. This decline in yield is due to the passenger stage length (RPM/revenue passengers) increasing faster than our average fare. Unit revenue or passenger revenue per available seat mile (RASM) increased 0.9 percent.

Operating Expenses
Our operating expenses increased by $37.4 million (23.0 percent) on ASM growth of 28.5 percent, resulting in a reduction in our CASM of 4.3 percent to 8.63 cents. Excluding aircraft fuel expense, our CASM declined 7.6 percent to 6.60 cents. Our operating expenses per ASM were as follows:

	Three Months Ended March 31,				Percent
	2003		2002		Change

Salaries, wages and benefits	2.36	¢	2.52	¢	(6.3)
Aircraft fuel	2.04		1.88		8.5
Aircraft rent	1.14		0.76		50.0
Distribution	0.46		0.59		(22.0)
Maintenance, materials and repairs	0.65		0.59		10.2
Landing fees and other rents	0.50		0.56		(10.7)
Aircraft insurance and security services	0.24		0.43		(44.2)
Marketing and advertising	0.31		0.32		(3.1)
Depreciation	0.14		0.25		(44.0)
Other operating	0.79		1.12		(29.4)

Total CASM	8.63	¢	9.02	¢	(4.3)
	========		========

Salaries, wages and benefits increased $9.3 million (20.6 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. These costs, on an ASM basis, decreased by 6.3 percent.

Aircraft fuel increased $13.3 million (39.5 percent) due to increases in the price of aircraft fuel purchases and an increase in block hours flown partially offset by fuel consumption improvements. Our average cost per gallon of fuel increased 23.1 percent to 107.55 cents and our block hours flown increased 22.8% while our fuel consumption decreased 7.8 percent to 675 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with the comparatively more fuel-efficient B717 aircraft. Fuel consumption per block hour improvements are expected to continue through the remainder of this year when we expect to be operating an all-Boeing 717 aircraft fleet.

Aircraft rent increased $12.7 million (92.0 percent) due to the lease financing of 24 additional B717 aircraft between March 2002 and March 2003. We have lease-financing commitments in place to accept delivery of 16 B717 aircraft during the remainder of 2003. During the first quarter of 2003, we took delivery of 7 B717 aircraft which have been lease-financed in accordance with our commitments.

Distribution costs decreased approximately $0.1 million (0.6 percent) primarily due to (i) a greater percentage of our passenger sales being generated online via our website, and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to the more traditional methods such as through travel agents and global distribution systems. During the first quarter of 2003 sales booked via the Internet were approximately 58.5 percent compared to 53.6 percent in the same period in 2002. Additionally, the revision of our commission structure during the second quarter of 2002 to eliminate the standard 5 percent commission for travel agencies continues to reduce our overall commission expense. We continue to offer a standard five percent commission for sales transacted through the travel agent section of our website. Our commissions cost savings were partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees. On an ASM basis, distribution costs decreased 22.0 percent.

Maintenance, materials and repairs increased $4.5 million (42.7 percent). On a block hour basis, maintenance costs increased 16.2 percent to $232 per block hour. During the first quarter of 2003, we entered into agreements covering the maintenance, repair and overhaul of the major Boeing 717 (B717) aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. In general, we anticipate our maintenance costs will increase as the age of our B717 fleet increases.

Landing fees and other rents increased $1.5 million (14.7 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system. On an ASM basis, these costs decreased by 10.7 percent.

Aircraft insurance and security services decreased $2.3 million (28.9 percent) partially due to negotiated reductions in aircraft insurance premiums for passenger liability and hull insurance as well as extensions to the government program providing supplemental third party war-risk insurance coverage at substantially lower premiums than prevailing commercial rates. In November 2002, Congress passed the Homeland Security Act, which provided for the federal government to provide this insurance coverage through December 2003. The Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government's mandate to provide war-risk insurance through August 2004 and permits such coverage to be extended to December 2004. In addition, during the first quarter of 2002, we incurred a substantial increase in security expense due to additional security screening requirements instituted by the federal government following the September 11 Events. However, during the first quarter of 2002, the newly established Transportation Security Administration took over many of those procedures. Aircraft insurance and security services decreased by 44.2 percent on an ASM basis.

Marketing and advertising increased $1.4 million (24.7 percent) primarily reflecting our promotional efforts associated with the development of our new destinations and our efforts to maintain market share in existing destinations. These costs decreased by 3.1 percent on an ASM basis.

Depreciation decreased $1.1 million (24.7 percent) primarily due to the retirement of 17 owned DC-9 aircraft between March 2002 and March 2003. This decrease was partially offset by depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft.

Other operating expenses decreased $2.1 million (10.2 percent) primarily from reduced subservice expenses utilized in 2002.

Nonoperating Expenses
Other expense, net increased by $5.3 million. The first quarter of 2002 included a $5.6 million after-tax, noncash credit adjustment related to the change in value of our fuel-related derivative contracts (see Note 5 to the Unaudited Condensed Consolidated Financial Statements). The first quarter of 2003 did not include any special adjustments. Providing a partial offset, interest expense decreased during the first quarter of 2003, based on reductions to our debt obligations.

Income Tax Expense (Benefit)
Income tax expense (benefit) was $0 and $(1.0) million for the three months ended March 31, 2003 and 2002, respectively. During 2002, we recorded income tax benefit of $0.8 million due to a change in federal tax law as discussed in the following paragraph.

The Job Creation and Worker Assistance Act passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax (AMT) NOL 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million for the first quarter of 2002. In accordance with SFAS No. 109, Accounting for Income Taxes, the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in the recognition of the change in the first quarter of 2002.

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $116 million at December 31, 2002. Our NOL carryforwards will begin to terminate in 2012 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. We do not believe we have experienced an ownership change in the three-year testing period immediately prior to December 31, 2003. Future changes in the ownership or constructive ownership of our common stock (including, among other things, conversion of our Convertible Notes due 2023 into common stock - see Note 8 to the Unaudited Condensed Consolidated Financial Statements) could result in an aggregate change in ownership of more than 50 percent as defined in the Internal Revenue Code, which could substantially limit the availability or our NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, our cash and cash equivalents, including restricted cash, totaled $168.1 million compared to $138.3 million at December 31, 2002 and $121.8 million at March 31, 2002. Operating activities for the first quarter of 2003 generated $17.0 million of cash compared to cash used of $25.2 million in the first quarter of 2002. The increase was primarily due to the 2002 first quarter payment of $16.5 million in excise tax that had been deferred from the fourth quarter of 2001 as provided by the Stabilization Act. Investing activities used $5.5 million in cash during the first quarter of 2003 compared to a use of cash of $3.4 million in the first quarter of 2002. Both the 2003 and 2002 first quarters consumed cash primarily due to the purchase of spare parts and equipment provisioning for the B717 aircraft fleet. In the quarter ended March 31, 2003, we also received a return of aircraft deposits of $2.2 million. Financing activities used $0.6 million of cash in the first quarter of 2003 and provided $0.4 million during the same period in 2002. The changes in financing activities for the first quarter of 2003 and 2002 are primarily from the payment of debt and capital lease obligations offset by the sale of common stock associated with the exercise of stock options.

The Wartime Act was approved by Congress in April 2003 which includes a supplemental appropriations bill that requires reimbursement to domestic, commercial air carriers for their proportional share of passenger security fees paid or collected through the date of enactment of the legislation. Highlights of the provision relating to air carriers are as follows:

•   $2.3 billion for reimbursement of airline security fees that have been paid or collected by the carriers as of the date of enactment. The reimbursement will occur not later than 30 days from the date of enactment of the legislation. Additionally, the collection of the passenger security fees will be suspended during the period beginning June 1, 2003 and ending September 30, 2003.
•   $100 million to compensate carriers for direct costs associated with installing strengthened cockpit doors and locks.
•   Aviation war-risk insurance provided by the government is extended through August 2004 with an option to extend the coverage through December 2004.

We expect to receive our proportional share of the funds from the Wartime Act during the second quarter of 2003. We cannot, at this time, estimate the amount we expect to receive under this program.

We have historically relied primarily on operating cash flows to provide working capital. We presently have no lines of credit or short-term borrowing facilities. We generally satisfied all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness. To the extent our access to capital is constrained, we may not be able to make certain capital expenditures or continue to implement certain other aspects of our strategic plan.

In May of 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds will be used to improve our overall liquidity by providing working capital and will be used for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The first interest payment on the notes is due July 1, 2003. The notes are unsecured senior obligations ranking equally with our existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The notes and the note guarantee are junior to any secured obligations of ours or Airways' to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

The notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the price of our common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require us to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. We have agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock.

Commitments
As of March 31, 2003, we had contracted with The Boeing Company (Boeing) for the acquisition of 73 Boeing 717 (B717) aircraft, 57 of which have been delivered. We have lease-financing commitments in place to accept delivery of the remaining 16 B717 aircraft during 2003. With respect to future B717 option deliveries, we had 6 purchase options remaining at March 31, 2003. We anticipate retiring all remaining McDonnell Douglas DC-9 (DC-9) aircraft during 2003 and replacing these aircraft with B717 aircraft. If we exercise our purchase options to acquire additional aircraft, additional payments could be required for these aircraft during the remainder of 2003 and future years. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

OTHER INFORMATION

New Service
We recently announced westward expansion with new service to Denver, Colorado (beginning May 21, 2003), Los Angeles, California (beginning June 4, 2003) and Las Vegas, Nevada (beginning June 11, 2003). Las Vegas will be our 43rd destination.

Recently Issued Accounting Standards
In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees that existed prior to the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. While we have various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

In January 2003, the FASB issue Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if consolidation of any variable interest entities is expected. We do not currently believe that any material entities will be consolidated with us as a result of FIN 46.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (see Note 1 to the Unaudited Condensed Consolidated Financial Statements).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, other than those discussed below.

Aviation Fuel
Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts and fuel cap contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. Our fixed price fuel contracts and our fuel cap contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". As of March 31, 2003, utilizing fixed price fuel contracts and fuel cap contracts, we agreed to purchase approximately 40 percent of our fuel needs through the end of December 2003 at a price no higher than $0.74 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations.

In April 2003, we signed additional fixed price fuel contracts increasing our fuel purchases under fixed price contracts to approximately 49 percent of our needs during the remainder of 2003 at a price of no higher than $0.74 per gallon of aviation fuel. Additionally, we have fixed price contracts covering the first half of 2004 with approximately 10 percent of our fuel needs at a price no higher than $0.73 per gallon of aviation fuel.
ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

On May 7, 2003, we sold $125 Million 7% Convertible Notes due 2023. The underwriters on this offering were Morgan Stanley & Co. Incorporated, Raymond James & Associates, Inc., Citigroup Global Markets, Inc. and Blaylock & Partners, L.P. The notes and the common stock issuable upon conversion of the notes have not been registered under the Securities Act of 1933, as amended, and were issued under Rule 144A. The notes were offered to qualified institutional buyers only. The net proceeds from the offering were $121,450,000, after underwriting discounts and commissions of $3,550,000.

The notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003 the price of our common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require us to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. We have agreed to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock.

We plan to use the net proceeds from the sale of the notes for working capital and general corporate purposes.

Item 6.  Exhibits and Reports on Form 8-K

(a)	99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
(b)	We filed the following Current Report on Form 8-K during the three months ended March 31, 2003:

Date of Report	Subject of Report
January 28, 2003	Press release announcing the financial results for the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.
Date: May 14, 2003	AirTran Holdings, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 14, 2003	AirTran Airways, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATION

I, Joseph B. Leonard, the Chairman and Chief Executive Officer of AirTran Holdings, Inc. and AirTran Airways, Inc. (collectively, the "Companies"), certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Companies;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Companies as of, and for, the periods presented in this quarterly report;

(4) The Companies' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Companies and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Companies, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Companies' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Companies' other certifying officers and I have disclosed, based on our most recent evaluation, to the Companies' auditors and the audit committee of Companies' board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Companies' ability to record, process, summarize and report financial data and have identified for the Companies' auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Companies' internal controls; and

(6) The Companies' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph B. Leonard Joseph B. Leonard AirTran Holdings, Inc. and AirTran Airways, Inc. Chairman and Chief Executive Officer May 14, 2003

CERTIFICATION

I, Stanley J. Gadek, the Senior Vice President and Chief Financial Officer of AirTran Holdings, Inc. and AirTran Airways, Inc. (collectively, the "Companies"), certify that:

(1) I have reviewed this quarterly report on Form 10-Q of the Companies;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Companies as of, and for, the periods presented in this quarterly report;

(4) The Companies' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Companies, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Companies' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Companies' other certifying officers and I have disclosed, based on our most recent evaluation, to the Companies' auditors and the audit committee of Companies' board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Companies' ability to record, process, summarize and report financial data and have identified for the Companies' auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Companies' internal controls; and

(6) The Companies' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stanley J. Gadek Stanley J. Gadek AirTran Holdings, Inc. and AirTran Airways, Inc. Senior Vice President, Finance, Treasurer and Chief Financial Officer May 14, 2003