Form 10-Q
period 2003-06-30
AIRTRAN HOLDINGS INC; AIRTRAN AIRWAYS INC
filed 2003-08-13
CIK 948846, 1050715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

As of July 31, 2003 there were approximately 73,423,000 shares of common stock of AirTran Holdings, Inc. and 1,100 shares of common stock of AirTran Airways, Inc. outstanding.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

AIRTRAN HOLDINGS, INC. & AIRTRAN AIRWAYS, INC. Form 10-Q For the Quarter Ended June 30, 2003 INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1A.  FINANCIAL STATEMENTS
AirTran Holdings, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Operating Revenues:
Passenger	$226,872	$185,683	$428,772	$341,372
Cargo	332	413	715	656
Other	6,697	4,549	12,416	7,921
Total operating revenues	233,901	190,645	441,903	349,949

Operating Expenses:
Salaries, wages and benefits	57,584	50,928	112,175	96,180
Aircraft fuel	41,034	39,044	88,178	72,849
Aircraft rent	29,857	16,362	56,276	30,120
Distribution	11,996	12,495	22,768	23,200
Maintenance, materials and repairs	15,556	15,087	30,635	25,650
Landing fees and other rents	13,274	10,708	24,758	20,718
Aircraft insurance and security services	3,692	6,738	9,242	14,546
Marketing and advertising	5,911	5,437	12,988	11,112
Depreciation	3,301	4,204	6,623	8,615
Other operating	20,993	17,488	39,179	37,737
Total operating expenses	203,198	178,491	402,822	340,727
Operating Income	30,703	12,154	39,081	9,222

Other (Income) Expense:
Interest income	(748)	(520)	(1,275)	(1,053)
Interest expense	8,922	7,374	15,791	14,853
Payment received under the Emergency Wartime Supplemental Appropriations Act, 2003	(38,061)	--	(38,061)	--
Convertible debt discount amortization	1,812	--	1,812	--
SFAS 133 adjustment	--	--	--	(5,857)
Other (income) expense, net	(28,075)	6,854	(21,733)	7,943
Income Before Income Taxes	58,778	5,300	60,814	1,279
Income tax expense (benefit)	1,587	201	1,587	(786)
Net Income	$57,191	$5,099	$59,227	$2,065
	=======	=======	=======	=======
Earnings Per Common Share
Basic	$0.79	$0.07	$0.82	$0.03
Diluted	$0.74	$0.07	$0.78	$0.03

Weighted-average Shares Outstanding
Basic	72,202	70,224	71,864	70,156
Diluted	77,682	73,955	76,589	74,369

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (In thousands)
	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$284,523	$104,151
Restricted cash	58,984	34,173
Accounts receivable, less allowance of $834 and $1,425
June 30, 2003 and December 31, 2002, respectively	22,908	19,120
Spare parts, materials and supplies, less allowance for
obsolescence of $1,897 and $1,212 at June 30, 2003
and December 31, 2002, respectively	12,072	9,250
Prepaid expenses and other current assets	16,190	7,756
Total current assets	394,677	174,450

Property and Equipment:
Flight equipment	227,627	225,078
Less: Accumulated depreciation	(25,016)	(22,970)
	202,611	202,108

Purchase deposits for flight equipment	3,300	5,544

Other property and equipment	42,043	39,705
Less: Accumulated depreciation	(20,225)	(18,433)
	21,818	21,272
Total property and equipment	227,729	228,924

Other Assets:
Intangibles resulting from business acquisition	10,699	12,286
Trade names	21,567	21,567
Debt issuance costs	11,226	8,381
Other assets	36,688	27,842
Total other assets	80,180	70,076
Total assets	$702,586	$473,450
	=========	=========

(Continued on next page)

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)
	June 30,	December 31,
	2003	2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,478	$4,501
Accrued liabilities	93,697	80,155
Air traffic liability	93,523	57,180
Current portion of long-term debt	21,022	10,460
Total current liabilities	213,720	152,296

Long-term debt, less current portion	300,307	199,713

Other liabilities	68,931	69,556

Commitments and Contingencies
Stockholders' Equity:
Preferred stock	--	--
Common stock	73	71
Additional paid-in-capital	196,082	187,885
Accumulated other comprehensive loss	(492)	(809)
Accumulated deficit	(76,035)	(135,262)
Total stockholders' equity	119,628	51,885
Total liabilities and stockholders' equity	$702,586	$473,450
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the six months ended
	June 30,
	2003	2002
Operating activities:
Net income	$59,227	$2,065
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Depreciation and amortization	8,314	10,031
Amortization of deferred gains on sale-leaseback of aircraft	(2,336)	(2,017)
Loss on asset disposal	--	368
Provisions for uncollectible accounts	142	636
Amortization of debt discount upon conversion of debt to equity	1,812	--
Deferred income taxes	1,587	--
SFAS 133 adjustment	--	(5,857)
Changes in operating assets and liabilities:
Restricted cash	(24,811)	(19,577)
Accounts receivable	(3,929)	(7,149)
Spare parts, materials and supplies	(3,305)	1,521
Other assets	(12,928)	(12,781)
Accounts payable, accrued and other liabilities	15,257	(12,404)
Air traffic liability	36,342	19,672
Net cash provided by (used for) operating activities	75,372	(25,492)

Investing activities:
Purchases of property and equipment	(12,687)	(8,118)
Refund of aircraft purchase deposits	2,244	--
Proceeds from disposal of equipment	--	200
Net cash used for investing activities	(10,443)	(7,918)

Financing activities:
Issuance of long-term debt	125,000	--
Debt issuance costs	(3,750)	--
Payments of long-term debt	(8,506)	(8,085)
Proceeds from sale of common stock	2,699	1,244
Net cash provided by (used for) financing activities	115,443	(6,841)

Net increase (decrease) in cash and cash equivalents	180,372	(40,251)
Cash and cash equivalents at beginning of period	104,151	103,489
Cash and cash equivalents at end of period	$284,523	$63,238
	=========	=========

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase and sale-leaseback of equipment	$22,359	$181,020
Gain on sale-leaseback of aircraft and payment of debt	$3,000	$16,000
Conversion of debt to equity	$5,500	$--

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation:
Our Unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because, among other things, the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable financial and operating results for the second and third quarters of the year than for the first and fourth quarters.

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

Business:
Airways offers scheduled air transportation of passengers and mail, serving short-haul markets primarily in the eastern United States.

Maintenance:
Prior to 2003, the Boeing 717 (B717) aircraft parts and components were under warranty. During the first quarter of 2003, we commenced payments under previously negotiated agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements, we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under these contracts, maintenance costs will be expensed monthly as the aircraft are utilized. We anticipate our maintenance costs will increase as the age of our B717 fleet increases.

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

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended:
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$57,191	$5,099	$59,227	$2,065

Add: Stock-based employee compensation
expense included in reported income,
net of related tax effects	--	--	--	--

Deduct: Stock-based employee compensation
expense determined under the fair value
based method, net of related tax effects	(1,378)	(1,551)	(2,746)	(2,428)

Pro forma net income	$55,813	$3,548	$56,481	$(363)
	========	=======	=======	=======
EARNINGS PER SHARE:

Basic, as reported	$0.79	$0.07	$0.82	$0.03
Basic, pro forma	$0.77	$0.05	$0.78	$(0.01)

Diluted, as reported	$0.74	$0.07	$0.78	$0.03
Diluted, pro forma	$0.72	$0.05	$0.74	$0.00

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

Reclassification:
During the second quarter of 2003, we received a reimbursement of our proportionate share of security fees under the Emergency Wartime Supplemental Appropriations Act (Wartime Act) which we have classified in "Other (Income) Expense" in our condensed consolidated statements of income. In 2001, we classified compensation received from the U. S. government under the Air Transportation Safety and System Stabilization Act in "Operating Expenses" in our condensed consolidated statements of income as a separate line item called Government grant. The Emerging Issues Task Force (EITF) in EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," allowed for the compensation to be recorded either as a separate line-item credit in operating expenses or as a gross amount in other non-operating income. This reclassification has no impact on net income for the period (See Note 8 to the Unaudited Condensed Consolidated Financial Statements).

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Note 2 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):
	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income available to common stockholders	$57,191	$5,099	$59,227	$2,065
Plus income effect of assumed conversion-interest on convertible debt	120	--	317	--
Income before assumed conversion, diluted	$57,311	$5,099	$59,544	$2,065
	========	========	========	========
Denominator:
Weighted-average shares outstanding, basic	72,202	70,224	71,864	70,156
Effect of dilutive securities:
Stock options	3,256	3,044	2,780	3,413
Convertible debt	948	--	981	--
Stock warrants	1,276	687	964	800
Adjusted weighted-average shares outstanding, diluted	77,682	73,955	76,589	74,369
	========	========	========	========
Earnings per common share:
Basic	$0.79	$0.07	$0.82	$0.03
	========	========	========	========
Diluted	$0.74	$0.07	$0.78	$0.03
	========	========	========	========

Note 3 - Comprehensive Income

Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed of reclassifications to earnings of deferred gains and losses related to derivative financial instruments that qualified for hedge accounting. These derivative instruments were terminated in March 2002. Comprehensive income was $57.3 million and $6.8 million for the three months ended June 30, 2003 and 2002, respectively and $59.5 million and $5.7 million for the six months ended June 30, 2003 and 2002, respectively. The differences between net income and comprehensive income for each of these periods is as follows (in thousands):
	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net Income:	$57,191	$5,099	$59,227	$2,065
Unrealized income on derivative instruments	146	1,703	317	3,671
Comprehensive income	$57,337	$6,802	$59,544	5,736
	========	========	========	========

An analysis of the amounts included in accumulated other comprehensive income is shown below (in thousands):
(Increase) Decrease
Balance at December 31, 2002	$(809)
Reclassification to earnings	317
Balance at June 30, 2003	$(492)
==========

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Note 4 - Fuel Risk Management

Aircraft fuel is a significant expenditure for us because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 20.2 percent and 21.9 percent of total operating expenses for the three months ended June 30, 2003 and 2002, respectively and 21.9 percent and 21.4 percent of total operating expenses for the six months ended June 30 2003 and 2002, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". As of June 30, 2003, utilizing fixed price fuel contracts we agreed to purchase approximately 44.0 percent of our fuel needs through December 31, 2003 at a price no higher than $0.73 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations. Additionally, we have fixed price contracts covering 2004 for approximately 38.5 percent of our fuel needs at a price no higher than $0.74 per gallon of aviation fuel. In July 2003, we signed additional fixed price fuel contracts increasing our fuel purchases under fixed price fuel contracts to approximately 47.4 percent and 56.7 percent of our needs during the remainder of 2003 and 2004, respectively at a price no higher than $0.74 per gallon and $0.76 per gallon of aviation fuel, respectively.

In March 2002, we terminated all of our derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to "SFAS 133 adjustment" in the Unaudited Condensed Consolidated Statements of Income. Since this was an early termination of our derivative contracts, losses deferred in "Other comprehensive loss" on our Balance Sheet are being reclassified to fuel expense as the related fuel is used through September 2004. Approximately $0.1 million and $1.7 million of these deferred losses were reclassified to fuel expense during the three months ended June 30, 2003 and 2002, respectively and $0.3 million and $3.7 million of these deferred losses were reclassified to fuel expense during the six month period ended June 30, 2003 and 2002, respectively.

Note 5 - Aircraft Purchase Commitments and Fleet Renewal Plan

As of June 30, 2003, we had contracted with The Boeing Company (Boeing) for the acquisition of 73 Boeing 717 (B717) aircraft, 64 of which have been delivered. We have lease-financing commitments to accept delivery of the remaining 9 B717 aircraft during 2003. At June 30, 2003, we had 6 purchase options for B717 aircraft remaining. In July 2003, we agreed to cancel the 6 B717 option aircraft and committed to acquire 10 additional B717 aircraft during 2004 and 2005 under committed lease-financing arrangements. We also obtained contingent options to acquire up to an additional 4 B717 aircraft under similar lease-financing arrangements.

We anticipate that all of our McDonnell Douglas DC-9 (DC-9) aircraft will be retired by the end of 2003 and will be replaced by B717 aircraft.

In July 2003, we separately contracted with the manufacturer and with an aircraft leasing company to acquire 50 Boeing 737 (B737) aircraft with delivery dates between 2004 and 2008. In connection with these contracts, we obtained options and purchase rights from the manufacturer to acquire up to an additional 50 B737 aircraft between 2005 and 2010. We have lease-financing commitments for 22 of the B737 aircraft, and 6 related spare engines, to be delivered between September 2004 and November 2006 and backstop financing from an affiliate of the manufacturer for 80% of the purchase price of an additional 16 of the B737 aircraft. Backstop financing is contemplated to be used by us should financing from the financial markets be unavailable on acceptable terms to us.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Note 6 - Income Taxes

Income tax expense (benefit) was $1.6 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively, and $1.6 million and $(0.8) million for the six months ended June 30, 2003 and 2002, respectively. During the three and six month periods ended June 30, 2003, tax expense of $1.6 million represents the expected utilization of preacquisition net operating loss (NOL) carryforwards related to the Airways Corporation due to earnings in the current period. For financial reporting purposes, a valuation allowance was recognized to offset the deferred tax assets related to those carryforwards at the date of acquisition. Accordingly, when realized, the tax benefit of the preacquisition net operating loss carryforwards will be applied to reduce goodwill related to the acquisition of Airways Corporation.

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

We have not recognized any benefit from the future use of existing NOL carryforwards because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $116 million at December 31, 2002. Our NOL carryforwards will begin to terminate in 2012 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. We do not believe we have experienced an ownership change in the three-year testing period immediately prior to December 31, 2002. Future changes in the ownership or constructive ownership of our common stock (including, among other things, conversion of our Convertible Notes due 2023 into common stock - see Note 7 to the Unaudited Condensed Consolidated Financial Statements) could result in an aggregate change in ownership of more than 50 percent as defined in the Internal Revenue Code, which could substantially limit the availability of our NOL carryforwards.

Note 7 - Long-term Debt

In May 2003, Holdings completed a private placement of $125 million in convertible notes due in 2023. The proceeds are to be used to improve Holdings and Airways overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The first interest payment on the notes was July 1, 2003. The notes are unsecured senior obligations ranking equally with Holdings' existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

The notes are convertible into shares of Holdings' common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the price of Holdings' common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. Holdings may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require Holdings to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. Holdings filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Holdings' 7% Convertible Notes due 2023 contain provisions which allow the holders to redeem the notes at various dates beginning on July 1, 2010. We may, at our option, elect to pay the repurchase price in cash, in shares of Holdings' common stock or in any combination of the two. Upon such a redemption, it is our intention to pay the repurchase price in cash.

In June 2003, Boeing Capital Corporation (Boeing Capital) exercised its remaining conversion rights related to Holdings' 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease in Holdings overall debt of $5.5 million. In connection with the conversion, Holdings issued approximately 1.0 million shares of its common stock to Boeing Capital. In accordance with accounting principles generally accepted in the United States, Holdings expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the condensed consolidated statements of income as "Other (Income) Expense - Convertible debt discount amortization".

At June 30, 2003, the remaining balance of $10.3 million of Holdings' 13% Series A Senior Secured Notes is classified in current maturities. The terms of the debt agreement require mandatory prepayments equal to 25 percent of Airways' net income on a quarterly basis. This note will be paid off during the third quarter of 2003 based on second quarter net income.

Note 8 - Emergency Wartime Supplemental Appropriations Act

On April 16, 2003, Congress approved and the President signed into law the Wartime Act which provided, among other things, for certain financial relief to the United States airline industry, including (i) $100 million to compensate U.S. air carriers for certain costs associated with strengthening flight deck doors and locks on aircraft and (ii) approximately $2.3 billion to be remitted to U.S. air carriers in the proportional share each such carrier has paid or collected in passenger security and air carrier security fees to the U.S. Transportation Security Administration (TSA). Such legislation also discontinued the imposition of air carrier security fees for the period beginning June 1, 2003 and ending September 30, 2003 and continued currently existing government provided war risk coverage through August 31, 2004 (and permits further extensions until December 31, 2004). The Wartime Act included a number of conditions to airlines being eligible for participation in the authorized funding and benefits of the legislation. We do not anticipate any difficulties in complying with these limitations. We were paid approximately $38.1 million as our share of the security fee reimbursement and was recorded in "Other (income) expense" on our Condensed Consolidated Statements of Income. Compensation for the direct costs associated with strengthening flight deck doors and locks will be recorded as a reduction to capitalized flight equipment when received.

Note 9 - Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees that existed prior to the implementation of FIN 45 are required to be disclosed in financial statement issued after December 15, 2002. While we have various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

The Financial Accounting Standards Board (FASB) issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities" (VIE). The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

If an entity is determined to be a VIE, the entity must be consolidated by the "primary beneficiary". The primary beneficiary is the holder of the variable interests that absorbs a majority of the VIE's expected losses or receives a majority of the entity's residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

FIN 46 initially applied to VIEs created after January 31, 2003 and to VIEs in which a company obtained an interest after that date. However, beginning in the third quarter of 2003, we must also apply FIN 46 to all interests in VIEs existing prior to January 31, 2003. We have reviewed contractual agreements committed to since January 31, 2003 and did not identify any entities that met the definition of a VIE under FIN 46. We are continuing to evaluate the impact of this complex interpretation and have identified an interest in one potential VIE with whom a relationship began in late 2002. The assets and liabilities of this entity are not consolidated within our consolidated financial statements. We own one share of stock in a segregated portfolio company acquired in connection with our insurance "captive" which allows us to access the international aircraft insurance markets at lower rates than might otherwise be available in the domestic aircraft insurance markets. We are in the process of assessing the impact of FIN 46 on our relationship with this entity. If it is determined that this entity is a VIE, we have the following options under FIN 46: (i) consolidate the VIE into our financial statements; (ii) purchase selected assets from the VIE; or (iii) modify or replace the agreements currently being utilized. None of these options, if required, are expected to have a material impact on our consolidated financial position, liquidity, or results of operations.

We are the lessee in operating leases covering all of our leased aircraft where we do not currently consolidate the entity serving as lessor. The lessors are trusts established specifically to lease aircraft to us. These leasing entities may meet the criteria for VIEs. We generally would not be regarded as the primary obligor or the primary beneficiary of the leasing entities assuming the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar features that obligates us to absorb decreases in value or entitles us to participate in increases in values of the aircraft. We believe this is the case for all of our operating leases with the exception of two aircraft leases entered into prior to January 31, 2003, which do contain a fixed-price purchase option that allows us to purchase the aircraft at predetermined prices on specific dates during the lease term. We do not currently believe that we will be required to consolidate these two lessors under FIN 46 because, even when taking into consideration these purchase options, we would not be the primary beneficiary.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain financial instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this statement.

ITEM 1B.  FINANCIAL STATEMENTS
AirTran Airways, Inc. Condensed Consolidated Statements of Income (In thousands) (Unaudited)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002
Operating Revenues:
Passenger	$226,872	$185,683	$428,772	$341,372
Cargo	332	413	715	656
Other	6,697	4,549	12,416	7,921
Total operating revenues	233,901	190,645	441,903	349,949

Operating Expenses:
Salaries, wages and benefits	57,584	50,928	112,175	96,180
Aircraft fuel	41,034	39,044	88,178	72,849
Aircraft rent	29,857	16,362	56,276	30,120
Distribution	11,996	12,495	22,768	23,200
Maintenance, materials and repairs	15,556	15,087	30,635	25,650
Landing fees and other rents	13,274	10,708	24,758	20,718
Aircraft insurance and security services	3,692	6,738	9,242	14,546
Marketing and advertising	5,911	5,437	12,988	11,112
Depreciation	3,301	4,204	6,623	8,615
Other operating	20,993	17,488	39,179	37,737
Total operating expenses	203,198	178,491	402,822	340,727
Operating Income	30,703	12,154	39,081	9,222

Other (Income) Expense:
Interest income	(730)	(482)	(1,244)	(1,015)
Interest expense (see Note 2)	8,922	7,374	15,791	14,853
Payment received under the Emergency Wartime Supplemental Appropriations Act, 2003	(38,061)	--	(38,061)	--
Parent company convertible debt discount amortization	1,812	--	1,812	--
SFAS 133 adjustment	--	--	--	(5,857)
Other (income) expense, net	(28,057)	6,892	(21,702)	7,981
Income Before Income Taxes	58,760	5,262	60,783	1,241
Income tax expense (benefit)	1,587	201	1,587	(786)
Net Income	$57,173	$5,061	$59,196	$2,027
	=======	=======	=======	=======

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc. Condensed Consolidated Balance Sheets (In thousands)
	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$278,706	$100,353
Restricted cash	58,984	34,173
Accounts receivable, less allowance of $834 and $1,425 at
June 30, 2003 and December 31, 2002, respectively	22,895	19,115
Spare parts, materials and supplies, less allowance for
obsolescence of $1,897 and $1,212 at June 30, 2003
and December 31, 2002, respectively	12,072	9,250
Prepaid expenses and other current assets	16,190	7,756
Total current assets	388,847	170,647

Property and Equipment:
Flight equipment	227,627	225,078
Less: Accumulated depreciation	(25,016)	(22,970)
	202,611	202,108

Purchase deposits for flight equipment	3,300	5,544

Other property and equipment	42,043	39,705
Less: Accumulated depreciation	(20,225)	(18,433)
	21,818	21,272
Total property and equipment	227,729	228,924

Other Assets:
Intangibles resulting from business acquisition	10,699	12,286
Trade names	21,567	21,567
Debt issuance costs	7,612	8,087
Other assets	36,688	27,842
Total other assets	76,566	69,782
Total assets	$693,142	$469,353
	=========	=========

(Continued on next page)

AirTran Airways, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)
	June 30,	December 31,
	2003	2002
	(Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$5,478	$4,501
Accrued liabilities	92,037	79,669
Air traffic liability	93,523	57,180
Due to AirTran Holdings, Inc.	7,663	3,694
Current portion of long-term debt	10,739	10,460
Total current liabilities	209,440	155,504

Long-term debt, less current portion	175,307	183,238

Other liabilities	68,931	69,556

Due to AirTran Holdings, Inc.	192,850	68,460

Commitments and Contingencies
Stockholder's Equity (Deficit):
Common stock	--	--
Additional paid-in-capital	208,665	208,665
Accumulated other comprehensive loss	(492)	(809)
Accumulated deficit	(161,559)	(215,261)
Total stockholder's equity (deficit)	46,614	(7,405)
Total liabilities and stockholder's equity (deficit)	$693,142	$469,353
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the six months ended
	June 30,
	2003	2002
Operating activities:
Net income	$59,196	$2,027
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
Depreciation	8,061	8,027
Amortization of deferred gains on sale-leaseback of aircraft	(2,336)	--
Loss on asset disposal	--	368
Provisions for uncollectible accounts	142	636
Parent company amortization of debt discount upon conversion of debt to equity	1,812	--
Deferred income taxes	1,587	--
SFAS 133 adjustment	--	(5,857)
Changes in operating assets and liabilities:
Restricted cash	(24,811)	(19,577)
Accounts receivable	(3,922)	(7,139)
Spare parts, materials and supplies	(3,305)	1,521
Other assets	(12,928)	(12,781)
Accounts payable, accrued and other liabilities	14,084	(11,201)
Air traffic liability	36,343	19,672
Net cash provided by (used for) operating activities	73,923	(24,304)

Investing activities:
Purchases of property and equipment	(12,687)	(8,118)
Refund of aircraft purchase deposits	2,244	--
Proceeds from disposal of equipment	--	200
Net cash used for investing activities	(10,443)	(7,918)

Financing activities:
Payments of long-term debt	(6,127)	(8,085)
Due to AirTran Holdings, Inc.	126,494	29
Payment of Dividend to AirTran Holdings, Inc.	(5,494)	--
Net cash provided by (used for) financing activities	114,873	(8,056)

Net increase (decrease) in cash and cash equivalents	178,353	(40,278)
Cash and cash equivalents at beginning of period	100,353	96,764
Cash and cash equivalents at end of period	$278,706	$56,486
	==========	=========

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$22,359	$181,020
Gain on sale-leaseback of aircraft and payment of debt	$3,000	$16,000

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

Maintenance:
Prior to 2003, Boeing 717 (B717) aircraft parts and components were under warranty. During the first quarter of 2003, we commenced payments under previously negotiated agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. We anticipate our maintenance costs will increase as the age of our B717 fleet increases.

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

AirTran Airways, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended:
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$57,173	$5,061	$59,196	$2,027

Add: Stock-based employee compensation
expense included in reported income,
net of related tax effects	--	--	--	--

Deduct: Stock-based employee compensation
expense determined under the fair value
based method, net of related tax effects	(1,378)	(1,551)	(2,746)	(2,428)

Pro forma net income	$55,795	$3,510	$56,450	$(401)
	=========	=========	=========	=========

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

Reclassification:
During the second quarter of 2003, we received a reimbursement based on our proportionate share of security fees under the Emergency Wartime Supplemental Appropriations Act (Wartime Act) which we have classified in "Other (Income) Expense" in our condensed consolidated statements of income. In 2001, we classified compensation received from the U. S. government under the Air Transportation Safety and System Stabilization Act in "Operating Expenses" in our condensed consolidated statements of income as a separate line item called Government grant. The Emerging Issues Task Force (EITF) in EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," allowed for the compensation to be recorded either as a separate line-item credit in operating expenses or as a gross amount in other non-operating income. This reclassification has no impact on net income for the period (See Note 8 to the Unaudited Condensed Consolidated Financial Statements).

AirTran Airways, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Note 2 - Related Party Transactions

Intercompany interest expense was $3.4 million and $0.6 million for the three months ended June 30, 2003 and 2002, respectively and $4.1 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively. In May 2003, Holdings completed a private placement of $125 million in convertible notes, the proceeds of which were loaned to Airways (see Note 7 to the Unaudited Condensed Consolidated Financial Statements). Additionally included in the Due to AirTran Holdings, Inc. are amounts loaned to Airways by Holdings principally as a result of issuance of common stock by Holdings pursuant to stock option plans and for settlement of litigation.

Note 3 - Comprehensive Income

Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed of reclassifications to earnings of deferred gains and losses related to derivative financial instruments that qualified for hedge accounting. These derivative instruments were terminated in March 2002. Comprehensive income was $57.3 million and $6.8 million for the three months ended June 30, 2003 and 2002, respectively and $59.5 million and $5.7 million for the six months ended June 30, 2003 and 2002, respectively. The differences between net income and comprehensive income for each of these periods is as follows (in thousands):
	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net Income:	$57,173	$5,061	$59,196	$2,027
Unrealized income on derivative instruments	146	1,703	317	3,671
Comprehensive income	$57,319	$6,764	$59,513	5,698
	========	========	========	========

An analysis of the amounts included in accumulated other comprehensive income is shown below (in thousands):
(Increase) Decrease
Balance at December 31, 2002	$(809)
Reclassification to earnings	317
Balance at June 30, 2003	$(492)
===========

Note 4 - Fuel Risk Management

Refer to Note 4 in Holdings' Notes to Condensed Consolidated Financial Statements.

Note 5 - Aircraft Purchase Commitments and Fleet Renewal Plan

Refer to Note 5 in Holdings' Notes to Condensed Consolidated Financial Statements.

Note 6 - Income Taxes

Refer to Note 6 in Holdings' Notes to Condensed Consolidated Financial Statements.

Note 7 - Long-term Debt

Refer to Note 7 in Holdings' Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Note 8 - Emergency Wartime Supplemental Appropriations Act

Refer to Note 8 in Holdings' Notes to Condensed Consolidated Financial Statements.

Note 9 - Recently Issued Accounting Standards

Refer to Note 9 in Holdings' Notes to Condensed Consolidated Financial Statements.

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

GENERAL INFORMATION

We operate in a highly competitive industry that is characterized in general by cyclical financial performance, sensitivity to general economic conditions and large capital investments. This operating environment has most recently been affected by high fuel prices, continuing tensions in the Middle East, significant escalations in the cost of aviation insurance and security services, as well as a weak domestic economy. In light of these conditions, we believe that we have performed well against our competitors both on a financial and operating performance basis. While many of our competitors continue to suffer substantial financial losses and have reduced their scheduled service, we have remained profitable, increased our Boeing 717 (B717) aircraft fleet, announced a commitment to add up to 100 Boeing 737 aircraft to our fleet over the next five years, obtained debt financing and inaugurated service to the West Coast, all while lowering our operating costs per available seat mile (CASM). Our on-going focus on controlling costs and providing efficient service at low fares allowed us to report our fifth consecutive profitable quarter.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable financial and operating results for the second and third quarters of the year than for the first and fourth quarters.

AIRCRAFT INSURANCE

Our financial performance is particularly sensitive to fluctuations in the cost of aircraft insurance. Following the terrorist events of September 11, 2001 (September 11 Events), aviation insurers provided notice to all air carriers that coverage for aircraft hull and liability war-risk insurance would be cancelled in seven days. Upon cancellation of our policies, we purchased new policies in the commercial insurance market at significantly higher rates and, in certain cases, at reduced levels of coverage compared to our previous policies. Pursuant to the Air Transportation Safety and System Stabilization Act (Stabilization Act), the federal government currently provides coverage for renewable 60-day periods for the gap between the coverage that is available in the commercial insurance market and what air carriers require for third party liabilities arising from war risks. In November 2002, Congress passed the Homeland Security Act, which mandated the federal government to provide third party passenger and hull war-risk insurance coverage to commercial carriers through August 31, 2003 and permits such coverage to be extended until December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (Wartime Act) (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government's mandate to provide war-risk insurance until August 31, 2004 with an option to extend the coverage through December 31, 2004. There is no assurance that the federal government will continue to provide similar coverage beyond this date. The federal government's failure to renew the insurance gap coverage beyond this date may substantially increase our insurance costs.

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

On April 16, 2003, the Wartime Act was signed into law. Among other items, the legislation includes a $2.3 billion cash reimbursement to air carriers for security fees remitted to the U.S. Transportation Security Administration (TSA) since the September 11 Events. During the second quarter of 2003, we received $38.1 million as our proportional share of security fees paid, as defined (see Note 8 to the Unaudited Condensed Consolidated Financial Statements).

RESULTS OF OPERATIONS

The following tables set forth selected financial and operating data for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,				Percent
	2003		2002		Change

Revenue passengers	2,962,307		2,577,066		14.9
Revenue passenger miles (000s)	1,791,622		1,491,533		20.1
Available seat miles (000s)	2,447,794		2,093,000		17.0
EBITDA (000s)	$34,004		$16,358		--
Operating margin	13.1%		6.4%		6.7	pts.
Net margin*	9.4%		2.7%		6.7	pts.
Block hours	66,775		60,380		10.6
Passenger load factor	73.2%		71.3%		1.9	pts.
Break-even load factor*	65.9%		69.2%		(3.3)	pts.
Average fare	$76.59		$72.05		6.3
Average yield per RPM	12.66	¢	12.45	¢	1.7
Passenger revenue per ASM	9.27	¢	8.87	¢	4.5
Operating cost per ASM	8.30	¢	8.53	¢	(2.7)
Non-fuel operating cost per ASM	6.62	¢	6.66	¢	(0.6)
Average cost of aircraft fuel per gallon	91.16	¢	88.74	¢	2.7
Weighted-average number of aircraft	69		62		11.3

	Six Months Ended June 30,				Percent
	2003		2002		Change

Revenue passengers	5,522,467		4,703,471		17.4
Revenue passenger miles (000s)	3,359,034		2,684,871		25.1
Available seat miles (000s)	4,759,756		3,892,189		22.3
EBITDA (000s)	$45,704		$17,837		--
Operating margin	8.8%		2.6%		6.2	pts.
Net margin	5.4%		0.6%		4.8	pts.
Block hours	131,704		113,240		16.3
Passenger load factor	70.6%		69.0%		1.6	pts.
Break-even load factor	66.6%		68.7%		(2.1)	pts.
Average fare	$77.64		$72.58		7.0
Average yield per RPM	12.76	¢	12.71	¢	0.4
Passenger revenue per ASM	9.01	¢	8.77	¢	2.7
Operating cost per ASM	8.46	¢	8.75	¢	(3.3)
Non-fuel operating cost per ASM	6.61	¢	6.88	¢	(3.9)
Average cost of aircraft fuel per gallon	99.25	¢	88.10	¢	12.7
Weighted-average number of aircraft	67		61		9.8

*Statistical calculations for 2003 exclude the Wartime Act payment received and convertible debt discount amortization of $38.1 million and $1.8 million, respectively.

Pursuant to Regulation G, we are providing further disclosure of the reconciliation of reported financial measures not recognized under accounting principles generally accepted in the United States (GAAP) to their comparable financial measures reported on a GAAP basis. We believe that disclosing net income, diluted earnings per share, net margin and break-even load factor excluding special items is helpful to our investors in evaluating our operational performance because we believe that the payment received under the Wartime Act and the convertible debt discount amortization charged to expense due to a debt to equity conversion are events that do not occur on a regular quarterly basis. We believe that our disclosure of the non-GAAP measure, earnings before interest, taxes, depreciation and amortization (EBITDA), provides useful information regarding our ability to service our debt. Additionally, we believe that operating costs per available seat mile (ASM) and non-fuel operating costs per ASM are consistent to financial measures reported by other airlines.

The following table summarizes AirTran Holdings, Inc.'s net income and diluted earnings per share during 2003 and 2002 excluding special items and as reported in accordance with GAAP:

	Three Months Ended
	June 30,
	2003		2002
	Dollars	EPS	Dollars	EPS

Reported GAAP net income and diluted EPS	$57,191	0.74	$5,099	0.07
Payment received under the Wartime Act, net of tax	(37,068)	(0.48)	--	--
Convertible debt discount amortization, net of tax	1,765	0.02	--	--

Net income and diluted EPS excluding special items	$21,888	0.28	$5,099	0.07
	=======	=======	=======	=======
Diluted shares for computation		77,682		73,955
		=======		=======

	Six Months Ended
	June 30,
	2003		2002
	Dollars	EPS	Dollars	EPS

Reported GAAP net income and diluted EPS	$59,227	0.78	$2,065	0.03
Payment received under the Wartime Act, net of tax	(37,068)	(0.48)	--	--
Convertible debt discount amortization, net of tax	1,765	0.02	--	--

Net income and diluted EPS excluding special items	$23,924	0.32	$2,065	0.03
	=======	=======	=======	=======
Diluted shares for computation		76,589		74,369
		=======		=======

The following table summarizes AirTran Holdings, Inc.'s net margin and break-even load factor during 2003 and 2002 excluding special items and as reported in accordance with GAAP:

Net Margin	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Reported GAAP net income	$57,191	$5,099	$59,227	$2,065
Payment received under the Wartime Act, net of tax	(37,068)	--	(37,068)	--
Convertible debt discount amortization, net of tax	1,765	--	1,765	--

Net income excluding special items	$21,888	$5,099	$23,924	$2,065
	=======	=======	=======	=======
Reported GAAP operating revenues	$233,901	$190,645	$441,903	$349,949

Net margin excluding special items	9.4%	2.7%	5.4%	0.6%
	=======	=======	=======	=======

Break-even load factor	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Reported GAAP net expenses	$168,094	$180,383	$367,958	$340,093
Payment received under the Wartime Act, pre-tax	38,061	--	38,061	--
Convertible debt discount amortization, pre-tax	(1,812)	--	(1,812)	--

Net expenses excluding special items	$204,343	$180,383	$404,207	$340,093
	========	========	========	=======
Reported average yield per RPM (cents)	12.66	12.45	12.76	12.71
Available seat miles (000)	2,447,794	2,093,000	4,759,756	3,892,189

Break-even load factor excluding special items	65.9%	69.2%	66.6%	68.7%
	========	========	========	========

The following table reconciles GAAP operating income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Reported GAAP operating income	$30,703	$12,154	$39,081	$9,222
Add back: depreciation	3,301	4,204	6,623	8,615

EBITDA	$34,004	$16,358	$45,704	$17,837
	=======	=======	=======	=======

The following table shows the calculation of operating cost per ASM and non-fuel operating cost per ASM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating cost	$203,198	$178,491	$402,822	$340,727
ASMs (000)	2,447,794	2,093,000	4,759,756	3,892,189
Operating cost per ASM (cents)	8.30	8.53	8.46	8.75
	========	========	========	========
Operating cost	$203,198	$178,491	$402,822	$340,727
Less: aircraft fuel	(41,034)	(39,044)	(88,178)	(72,849)
Non-fuel operating cost	$162,164	$139,447	$314,644	$267,878
ASMs (000)	2,447,794	2,093,000	4,759,756	3,892,189
Non-fuel operating cost per ASM (cents)	6.62	6.66	6.61	6.88

For the three months ended June 30, 2003 and 2002

Summary
We recorded operating income of $30.7 million, net income of $57.2 million and diluted earnings per common share of $0.74 for the three months ended June 30, 2003. Included in the second quarter 2003 results were a $38.1 million pre-tax cash reimbursement under the Wartime Act and a pre-tax non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital Corporation (Boeing Capital). Excluding these special items from the results for the three months ended June 30, 2003, we earned $21.9 million in net income and our diluted earnings per share would have been reduced by $0.46 per share. For the comparative period in 2002, we recorded operating income of $12.2 million, net income of $5.1 million and diluted earnings per common share of $0.07.

Operating Revenues
Our operating revenues for the quarter increased by $43.3 million (22.7 percent) primarily due to a $41.2 million (22.2 percent) increase in passenger revenues. The increase in passenger revenues is primarily due to a 20.1 percent increase in traffic, as measured by revenue passenger miles (RPMs) flown and a 1.7 percent increase in yield as measured by revenue passenger mile.

Second quarter 2003 capacity, as measured by available seat miles (ASMs), increased 17.0 percent compared to the second quarter of 2002. The capacity increase resulted from the net addition of 8 aircraft between June 2002 through June 2003, including the delivery of 26 B717 aircraft and the retirement of 18 DC-9 aircraft. When coupled with our RPM growth of 20.1 percent, our load factor increased 1.9 percentage points to 73.2 percent. Our average fare increased 6.3 percent from $72.05 to $76.59 while our average yield increased by 1.7 percent to 12.66 cents per revenue passenger mile. Unit revenue or passenger revenue per available seat mile (RASM) increased 4.5 percent.

Operating Expenses
Our operating expenses for the quarter increased by $24.7 million (13.8 percent) on ASM growth of 17.0 percent, resulting in a reduction on our CASM of 2.7 percent to 8.30 cents. Excluding aircraft fuel expense our CASM declined 0.6 percent to 6.62 cents. Our operating expenses per ASM were as follows:

	Three Months Ended June 30,				Percent
	2003		2002		Change

Salaries, wages and benefits	2.35	¢	2.43	¢	(3.3)
Aircraft fuel	1.68		1.87		(10.2)
Aircraft rent	1.22		0.78		56.4
Distribution	0.49		0.60		(18.3)
Maintenance, materials and repairs	0.64		0.72		(11.1)
Landing fees and other rents	0.54		0.51		5.9
Aircraft insurance and security services	0.15		0.32		(53.1)
Marketing and advertising	0.24		0.26		(7.7)
Depreciation	0.13		0.20		(35.0)
Other operating	0.86		0.84		2.4

Total CASM	8.30	¢	8.53	¢	(2.7)
	=======		=======

Salaries, wages and benefits increased $6.7 million (13.1 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. On an ASM basis, salaries, wages and benefits decreased by 3.3 percent.

Aircraft fuel increased $2.0 million (5.1 percent) due to an increase in the price of aircraft fuel purchases and an increase in block hours flown partially offset by fuel consumption improvements. Our average per gallon cost of fuel increased 2.7 percent to 91.16 cents and our fuel consumption decreased 7.5 percent to 674 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient. Fuel consumption per block hour improvements are expected to continue through the remainder of this year when we expect to be operating an all-Boeing 717 aircraft fleet. Aircraft fuel expense decreased 10.2 percent on an ASM basis.

Aircraft rent increased $13.5 million (82.5 percent) due to lease-financing of 26 additional B717 aircraft between June 2002 and June 2003. We have lease-financing commitments in place to accept delivery of 23 B717 aircraft in total during 2003. During the second quarter of 2003, we took delivery of 7 B717 aircraft which have been lease-financed in accordance with our commitments.

Distribution costs decreased $0.5 million (4.0 percent). Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to through travel agencies or global distribution systems. During the second quarter of 2003, sales booked via the Internet were approximately 60 percent compared to 56 percent in the same period 2002. The revision of our commission structure during the second quarter of 2002 eliminated most of the standard five percent commissions for travel agencies and continues to reduce our overall commission expense. We continue to offer five percent commissions for sales transacted through the travel agency section of our website. Our commissions cost savings were partially offset by increased computer reservation and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees. Distribution costs decreased 18.3 percent on an ASM basis.

Maintenance, materials and repairs increased $0.5 million (3.1 percent). On a block hour basis, maintenance costs decreased 6.8 percent to $233 per block hour. During the first quarter of 2003, we entered into agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. In general, we anticipate our maintenance costs will increase as the age of our B717 fleet increases. On an ASM basis, maintenance, materials and repairs decreased 11.1 percent.

Landing fees and other rents increased $2.6 million (24.0 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system.

Aircraft insurance and security services decreased $3.0 million (45.2 percent) partially due to negotiated reductions in aircraft insurance premiums for passenger liability and hull insurance as well as extensions to the government program providing supplemental third party war-risk insurance coverage at substantially lower premiums than prevailing commercial rates. In November 2002, Congress passed the Homeland Security Act, which mandated that the federal government provide this insurance coverage through December 2003. The Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government's mandate to provide war-risk insurance through August 2004 and permits such coverage to be extended to December 2004. During the second quarter of 2003, we received approximately $2 million in reimbursements from the TSA for security services provided by Airways. Aircraft insurance and security services decreased by 53.1 percent on an ASM basis.

Marketing and advertising increased $0.5 million (8.7 percent) primarily reflecting our promotional efforts associated with the development of our new destinations and our efforts to stimulate demand in existing markets. Marketing and advertising decreased on an ASM basis by 7.7 percent.

Depreciation decreased $0.9 million (21.5 percent) primarily due to the retirement of 18 owned DC-9 aircraft since June 30, 2002. Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the expense reductions. On an ASM basis, depreciation decreased by 35.0 percent.

Other operating expenses increased $3.5 million (20.0 percent) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and accruals for the future settlement of litigation.

Nonoperating (Income) Expense
Other (income) expense, net increased by $34.9 million primarily due to the receipt of a $38.1 million cash reimbursement under the Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) offset by a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Income Tax Expense
Income tax expense was $1.6 million and $0.2 million for the three months ended June 30, 2003 and 2002, respectively. During the three month period ended June 30, 2003, tax expense of $1.6 million represents the expected utilization of preacquisition net operating loss (NOL) carryforwards related to the Airways Corporation due to earnings in the current period. For financial reporting purposes, a valuation allowance was recognized to offset the deferred tax assets related to those carryforwards at the date of acquisition. Accordingly, when realized, the tax benefit of the preacquisition net operating loss carryforwards will be applied to reduce goodwill related to the acquisition of Airways Corporation.

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $116 million at December 31, 2002. Our NOL carryforwards will begin to terminate in 2012 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. We do not believe we have experienced an ownership change in the three-year testing period immediately prior to December 31, 2002. Future changes in the ownership or constructive ownership of our common stock (including, among other things, conversion of our Convertible Notes due 2023 into common stock - see Note 7 to the Unaudited Condensed Consolidated Financial Statements) could result in an aggregate change in ownership of more than 50 percent as defined in the Internal Revenue Code, which could substantially limit the availability of our NOL carryforwards.

For the six months ended June 30, 2003 and 2002

Summary
We recorded operating income of $39.1 million, net income of $59.2 million and diluted earnings per common share of $0.78 for the first six months of 2003. Included in the results for the six months ended June 30, 2003 were a $38.1 million cash reimbursement under the Wartime Act and a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital. Excluding these special items from the results for the six months ended June 30, 2003, we earned $23.9 million in net income and our diluted earnings per share would have been reduced by $0.46 per share. For the comparative period in 2002, we recorded operating income of $9.2 million, net income of $2.1 million and diluted earnings per common share of $0.03.

Operating Revenues
Our operating revenues for the period increased by $92.0 million (26.3 percent) primarily due to an $87.4 million (25.6 percent) increase in passenger revenues. The increase in passenger revenues is primarily due to a 25.1 percent increase in traffic, as measured RPMs flown and a 0.4 percent increase in average yield as measured by revenues per passenger seat mile.

For the six month period ended June 30, 2003, capacity, as measured by ASMs, increased 22.3 percent compared to the six months ended June 30, 2002. The capacity increase resulted from the net addition of 8 aircraft between June 2002 through June 2003, including the delivery of 26 B717 aircraft and the retirement of 18 DC-9 aircraft. When coupled with our RPM growth of 25.1 percent, our load factor increased 1.6 percentage points to 70.6 percent. Our average fare increased 7.0 percent from $72.58 to $77.64 while our average yield increased by 0.4 percent to 12.76 cents per revenue passenger mile. Unit revenue or passenger revenue per available seat mile (RASM) increased 2.7 percent.

Operating Expenses
Our operating expenses for the period increased by $62.1million (18.2 percent). Our CASM improved 3.3 percent to 8.46 cents on ASM growth of 22.3 percent. Excluding aircraft fuel expense, our CASM improved 3.9 percent to 6.61 cents. Our operating expenses per ASM were as follows:

	Six Months Ended June 30,				Percent
	2003		2002		Change

Salaries, wages and benefits	2.36	¢	2.47	¢	(4.5)
Aircraft fuel	1.85		1.87		(1.1)
Aircraft rent	1.18		0.77		53.2
Distribution	0.48		0.60		(20.0)
Maintenance, materials and repairs	0.64		0.66		(3.0)
Landing fees and other rents	0.52		0.53		(1.9)
Aircraft insurance and security services	0.20		0.37		(45.9)
Marketing and advertising	0.27		0.29		(6.9)
Depreciation	0.14		0.22		(36.4)
Other operating	0.82		0.97		(15.5)

Total CASM	8.46	¢	8.75	¢	(3.3)
	=====		=====

Salaries, wages and benefits increased $16.0 million (16.6 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. Salaries, wages and benefits decreased by 4.5 percent on an ASM basis.

Aircraft fuel increased $15.3 million (21.0 percent) due to increases in the price of aircraft fuel purchases and an increase in block hours flown partially offset by fuel consumption improvements. Our average per gallon cost of fuel increased 12.7 percent to 99.25 cents and our fuel consumption decreased 7.7 percent to 675 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient. Fuel consumption per block hour improvements are expected to continue through the remainder of this year when we expect to be operating an all-Boeing 717 aircraft fleet. Aircraft fuel expense decreased 1.1 percent on an ASM basis.

Aircraft rent increased $26.2 million (86.8 percent) due to lease-financing of 26 additional B717 aircraft between June 2002 and June 2003. We have lease-financing commitments in place to accept delivery of 23 B717 aircraft in total during 2003. During the first six months of 2003, we took delivery of 14 B717 aircraft which have been lease-financed in accordance with our commitments.

Distribution costs decreased $0.5 million (1.9 percent). Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to through travel agencies or global distribution systems. During the first half of 2003, sales booked via the Internet were approximately 59 percent compared to 55 percent in the same period 2002. The revision of our commission structure during the second quarter of 2002 eliminated most of the standard five percent commissions for travel agencies and continues to reduce our overall commission expense. We continue to offer five percent commissions for sales transacted through the travel agency section of our website. Our commissions cost savings were partially offset by increased computer reservation and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees. Distribution costs decreased 20.0 percent on an ASM basis.

Maintenance, materials and repairs increased $5.0 million (19.4 percent). On a block hour basis, maintenance costs decreased 2.6 percent to $233 per block hour. During the first quarter of 2003, we entered into agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. In general, we anticipate our maintenance costs will increase as the age of our B717 fleet increases. On an ASM basis, maintenance, materials and repairs decreased 3.0 percent.

Landing fees and other rents increased $4.0 million (19.5 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system. On an ASM basis, landing fees and other rents decreased 1.9 percent.

Aircraft insurance and security services decreased $5.3 million (36.5 percent) partially due to negotiated reductions in aircraft insurance premiums for passenger liability and hull insurance as well as extensions to the government program providing supplemental third party war-risk insurance coverage at substantially lower premiums than prevailing commercial rates. In November 2002, Congress passed the Homeland Security Act, which mandated that the federal government provide this insurance coverage through December 2003. The Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government's mandate to provide war-risk insurance through August 2004 and permits such coverage to be extended to December 2004. During the second quarter of 2003, we received approximately $2 million in reimbursements from TSA for security services provided by Airways. Aircraft insurance and security services decreased by 45.9 percent on an ASM basis.

Marketing and advertising increased $1.9 million (16.9 percent) primarily reflecting our promotional efforts associated with the development of our new destinations and our efforts to maintain a high level of demand in existing markets. Marketing and advertising decreased on an ASM basis by 6.9 percent.

Depreciation decreased $2.0 million (23.1 percent) primarily due to the retirement of 18 owned DC-9 aircraft since June 30, 2002. Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the expense reductions. On an ASM basis, depreciation decreased by 36.4 percent.

Other operating expenses increased $1.4 million (3.8 percent) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and accruals for the future settlement of litigation. On an ASM basis, other operating expenses decreased by 15.5 percent.

Nonoperating (Income) Expense
Other (income) expense, net increased by $29.7 primarily due to the receipt of a $38.1 million cash reimbursement under the Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) offset by a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)
Income tax expense (benefit) was $1.6 million and $(0.8) million for the six months ended June 30, 2003 and 2002, respectively. During the six month period ended June 30, 2003, tax expense of $1.6 million represents the expected utilization of preacquisition net operating loss carryforwards related to the Airways Corporation due to earnings in the current period. For financial reporting purposes, a valuation allowance was recognized to offset the deferred tax assets related to those carryforwards at the date of acquisition. Accordingly, when realized, the tax benefit of the preacquisition net operating loss carryforwards will be applied to reduce goodwill related to the acquisition of Airways Corporation.

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

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $116 million at December 31, 2002. Our NOL carryforwards will begin to terminate in 2012 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an "ownership change" of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. We do not believe we have experienced an ownership change in the three-year testing period immediately prior to December 31, 2002. Future changes in the ownership or constructive ownership of our common stock (including, among other things, conversion of our Convertible Notes due 2023 into common stock - see Note 7 to the Unaudited Condensed Consolidated Financial Statements) could result in an aggregate change in ownership of more than 50 percent as defined in the Internal Revenue Code, which could substantially limit the availability of our NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, our cash and cash equivalents, including restricted cash, totaled $343.5 million compared to $138.3 million at December 31, 2002. Operating activities for the first six months of 2003 provided $75.4 million of cash including $38.1 million from a reimbursement under the Wartime Act, as described below. Investing activities used $10.4 million of cash primarily due to the purchase of spare parts, equipment provisioning for the B717 aircraft fleet and upgrades to our computer systems. Financing activities provided $115.4 million of cash primarily from our private placement of $125 million in convertible notes due 2023 and the sale of common stock associated with the exercise of stock options, offset by payments of debt and debt issuance costs.

The Wartime Act was approved by Congress in April 2003 which includes a supplemental appropriations bill that requires reimbursement to domestic, commercial air carriers based on their proportional share of passenger security fees paid or collected through the date of enactment of the legislation. Highlights of the provision relating to air carriers are as follows:
--

$2.3 billion for reimbursement of airline security fees that have been paid or collected by the carriers as of the date of enactment. The reimbursement will occur not later than 30 days from the date of enactment of the legislation. Additionally, the collection of the passenger security fees will be suspended during the period beginning June 1, 2003 and ending September 30, 2003.

--	$100 million to compensate carriers for direct costs associated with installing strengthened cockpit doors and locks.
--	Aviation war-risk insurance provided by the government is extended through August 2004 with an option to extend the coverage through December 2004.

During the second quarter of 2003, we received $38.1 million, our proportional share of the funds from the Wartime Act.

Generally, we rely primarily on operating cash flows to provide working capital. During the second quarter of 2003, we completed a private placement of $125 million in convertible debt. The proceeds received from this debt offering will be used for working capital and general corporate purposes. We currently have no lines of credit or short-term borrowing facilities. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness when the sales proceeds exceed a certain specified limit. To the extent our access to capital is constrained, we may not be able to make certain capital expenditures or continue to implement certain other aspects of our strategic plan.

Commitments
As of June 30, 2003, we had contracted with The Boeing Company (Boeing) for the acquisition of 73 Boeing 717 (B717) aircraft, 64 of which have been delivered. We have lease-financing commitments to accept delivery of the remaining 9 B717 aircraft during 2003. At June 30, 2003, we had 6 purchase options for B717 aircraft remaining. In July 2003, we agreed to cancel the 6 B717 option aircraft and committed to acquire 10 additional B717 aircraft during 2004 and 2005 under committed lease-financing arrangements. We also obtained contingent options to acquire up to an additional 4 B717 aircraft under similar lease-financing arrangements.

We anticipate that all of our McDonnell Douglas DC-9 (DC-9) aircraft will be retired by the end of 2003 and will be replaced by B717 aircraft.

In July 2003, we separately contracted with the manufacturer and with an aircraft leasing company to acquire 50 Boeing 737 (B737) aircraft with delivery dates between 2004 and 2008. In connection with these contracts, we obtained options and purchase rights from the manufacturer to acquire up to an additional 50 B737 aircraft between 2005 and 2010. We have lease-financing commitments for 22 of the B737 aircraft, 2 sale-leaseback financing commitments and 6 related spare engines, to be delivered between September 2004 and November 2006 and backstop financing from an affiliate of the manufacturer for 80% of the purchase price of an additional 16 B737 aircraft. Backstop financing is contemplated to be used by us should financing from financial markets be unavailable on acceptable terms to us.

OTHER INFORMATION

Long-term Debt
In May 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds are to be used to improve our overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The first interest payment on the notes was due July 1, 2003. The notes are unsecured senior obligations ranking equally with our existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of ours or Airways' to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

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

Holdings' 7% Convertible Notes due 2023 contain provisions which allow the holders to redeem the notes at various dates beginning on July 1, 2010. We may, at our option, elect to pay the repurchase price in cash, in shares of Holdings' common stock or in any combination of the two. Upon such a redemption, it is our intention to pay the repurchase price in cash

In June 2003, Boeing Capital Corporation (Boeing Capital) exercised its remaining conversion rights related to our 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease in our overall debt of $5.5 million. In connection with the conversion, we issued approximately 1.0 million shares of our common stock to Boeing Capital. In accordance with accounting principles generally accepted in the United States, we expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the condensed consolidated statements of income as "Other (Income) Expense - Convertible debt discount amortization".

At June 30, 2003, the remaining balance of $10.3 million of Holdings' 13% Series A Senior Secured Notes is classified in current maturities. The terms of the debt agreement require mandatory prepayments equal to 25 percent of Airways' net income on a quarterly basis. This note will be paid off during the third quarter of 2003 based on second quarter net income.

Labor Negotiations
On June 23, 2003, we reached a tentative labor agreement with the Association of Flight Attendants, AFL-CIO (AFA). The AFA represents approximately 1,100 flight attendants. On July 23, 2003, the AFA informed us that the union membership declined to ratify the tentative agreement. We expect to reconvene discussions with the AFA in the near future.

New Service
We inaugurated service to Denver, Colorado, Las Vegas, Nevada and Los Angeles, California during the second quarter of 2003. The addition of Los Angeles represents the 43rd destination in our route network.

Recently Issued Accounting Standards
In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees that existed prior to the implementation of FIN 45 are required to be disclosed in financial statement issued after December 15, 2002. While we have various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

The Financial Accounting Standards Board (FASB) issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities" (VIE). The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a VIE, the entity must be consolidated by the "primary beneficiary". The primary beneficiary is the holder of the variable interests that absorbs a majority of the VIE's expected losses or receives a majority of the entity's residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

FIN 46 initially applied to VIEs created after January 31, 2003 and to VIEs in which a company obtained an interest after that date. However, beginning in the third quarter of 2003, we must also apply FIN 46 to all interests in VIEs existing prior to January 31, 2003. We have reviewed contractual agreements committed to since January 31, 2003 and did not identify any entities that met the definition of a VIE under FIN 46. We are continuing to evaluate the impact of this complex interpretation and have identified an interest in one potential VIE with whom a relationship began in late 2002. The assets and liabilities of this entity are not consolidated within our consolidated financial statements. We own one share of stock in a segregated portfolio company acquired in connection with our insurance "captive" which allows us to access the international aircraft insurance markets at lower rates than might otherwise be available in the domestic aircraft insurance markets. We are in the process of assessing the impact of FIN 46 on our relationship with this entity. If it is determined that this entity is a VIE, we have the following options under FIN 46: (i) consolidate the VIE into our financial statements; (ii) purchase selected assets from the VIE; or (iii) modify or replace the agreements currently being utilized. None of these options, if required, are expected to have a material impact on our consolidated financial position, liquidity, or results of operations.

We are the lessee in operating leases covering all of our leased aircraft where we do not currently consolidate the entity serving as lessor. The lessors are trusts established specifically to lease aircraft to us. These leasing entities may meet the criteria for VIEs. We generally would not be regarded as the primary obligor or the primary beneficiary of the leasing entities assuming the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in values of the aircraft. We believe this is the case for all of our operating leases with the exception of two aircraft leases entered into prior to January 31, 2003, which do contain a fixed-price purchase option that allows us to purchase the aircraft at predetermined prices on specific dates during the lease term. We do not currently believe that we will be required to consolidate these two lessors under FIN 46 because, even when taking into consideration these purchase options, we would not be the primary beneficiary.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain financial instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, other than those discussed below.

Aviation Fuel
Aircraft fuel is a significant expenditure for us because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 20.2 percent and 21.9 percent of our total operating expenses for the three months ended June 30, 2003 and 2002, respectively and 21.9 percent and 21.4 percent of our total operating expenses for the six months ended June 30 2003 and 2002, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts. Fixed price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Our fixed price fuel contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". As of June 30, 2003, utilizing fixed price fuel contracts we agreed to purchase approximately 44.0 percent of our fuel needs through December 31, 2003 at a price no higher than $0.73 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations. Additionally, we have fixed price contracts covering 2004 for approximately 38.5 percent of our fuel needs at a price no higher than $0.74 per gallon of aviation fuel. In July 2003, we signed additional fixed price fuel contracts increasing our fuel purchases under fixed price fuel contracts to approximately 47.4 percent and 56.7 percent of our needs during the remainder of 2003 and 2004, respectively at a price no higher than $0.74 per gallon and $0.76 per gallon of aviation fuel, respectively.

In March 2002, we terminated all of our derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to "SFAS 133 adjustment" in the Unaudited Condensed Consolidated Statements of Income. Since this was an early termination of our derivative contracts, losses deferred in "Other comprehensive loss" on our Balance Sheet are being reclassified to fuel expense as the related fuel is used through September 2004. Approximately $0.1 million and $1.7 million of these deferred losses were reclassified to fuel expense during the three months ended June 30, 2003 and 2002, respectively and $0.3 million and $3.7 million of these deferred losses were reclassified to fuel expense during the six month period ended June 30, 2003 and 2002, respectively.

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

The notes are convertible into AirTran Holdings, Inc. common stock at a conversion rate of 89.9281 shares per $1,000 principal amount of notes equal to a conversion price of approximately $11.12 per share, subject to adjustment in certain circumstances. Holders of the notes may convert their notes only if: (i) the price of our common stock reaches a specified threshold; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. We may redeem all or some of the notes at any time on or after July 5, 2010 at a redemption price equal to the principal amount plus accrued and unpaid interest, if any, to the redemption date. Holders may require us to repurchase the notes on July 1 of 2010, 2013 and 2018 at a repurchase price equal to the principal amount plus any accrued and unpaid interest.

We plan to use the net proceeds from the sale of the notes for working capital and general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 14, 2003. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management's nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):
Nominee	Votes For	Votes Withheld

Joseph B. Leonard	63,728,760	1,532,461
Don L. Chapman	63,535,329	1,725,892
Lewis Jordan	63,363,106	1,898,115

Management's nominee for election to our Board of Directors as listed in our proxy statement was elected for two-year term, with the results of the voting as follows (there were no broker non-votes on this matter):
Nominee	Votes For	Votes Withheld

John Fiedler	63,714,452	1,546,769

The AirTran Holdings, Inc. 2002 Long-Term Incentive Plan proposal was ratified and approved, with the results of the voting as follows:

Votes For	Votes Against	Votes Withheld	Broker Non-Votes
63,585,242	1,559,319	116,660	--

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

Exhibit Number	Description

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15-(d)-14

32.1	CEO certification pursuant to 18 U.S.C. Section 1350

32.2	CFO certification pursuant to 18 U.S.C. Section 1350
(b) We filed the following Current Reports on Form 8-K during the three months ended June 30, 2003:

Date of Report	Subject of Report

April 23, 2003	Press release announcing our financial results for the first quarter of 2003.

May 1, 2003	Press release announcing our intention to sell $100 million in convertible notes

May 2, 2003	Press release announcing the pricing of the $100 million in convertible notes

May 6, 2003	Amending the press release from April 23, 2003

May 7, 2003	Press release announcing the closing of $125 million convertible note deal

June 10, 2003	Presentation slides for Merrill Lynch Global Transportation Conference

June 24, 2003	Press release announcing a tentative agreement on a new contract between us and The Association of Flight Attendants, AFL-CIO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

Date: August 13, 2003	AirTran Holdings, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 13, 2003	AirTran Airways, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14

32.1	CEO certification pursuant to 18 U.S.C. Section 1350

32.2	CFO certification pursuant to 18 U.S.C. section 1350