Form 10-Q/A
period 2003-03-31
AIRTRAN HOLDINGS INC; AIRTRAN AIRWAYS INC
filed 2003-09-19
CIK 948846, 1050715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐                                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

AirTran Holdings, Inc.

(Exact name of registrant as specified in its charter)

State of Incorporation:     Nevada

9955 AirTran Boulevard, Orlando, Florida 32827

(Address of principal executive offices) (Zip Code)

(407) 251-5600

(Registrant’s telephone number, including area code)

Commission file number: 1-15991         I.R.S. Employer Identification No: 58-2189551

AirTran Airways, Inc.

(Exact name of registrant as specified in its charter)

State of Incorporation:     Delaware

9955 AirTran Boulevard, Orlando, Florida 32827

(Address of principal executive offices) (Zip Code)

(407) 251-5600

(Registrant’s telephone number, including area code)

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

EXPLANATORY NOTE

The purpose of this Amendment to the Company’s Form 10-Q for the period ended March 31, 2003 is to revise the presentation of certain operating statistics under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to conform to the requirements of the Securities and Exchange Commission with regard to the use of non-GAAP financial measures. This Amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date. The amendments in no way affect the Company’s current or past reported earnings or financial statements but simply modify or remove certain items from the presentation of non-GAAP financial measures. Item 2 is hereby amended and restated in its entirety.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

AIRCRAFT INSURANCE

Our financial performance is particularly sensitive to fluctuations in the cost of aircraft insurance. Following the September 11 Events, aviation insurers provided notice to all air carriers that coverage for aircraft hull and liability war-risk would be cancelled in seven days. Upon cancellation of our policies, we purchased new policies in the commercial insurance market at significantly higher rates and, in certain cases, at reduced levels of coverage compared to our previous policies. Pursuant to the Air Transportation Safety and System Stabilization Act (Stabilization Act), the federal government currently provides coverage for renewable 60-day periods for the gap between the coverage that is available in the commercial insurance market and what air carriers require for third party liabilities arising from war risks. In November 2002, Congress passed the Homeland Security Act, which mandated the federal government to provide third party passenger and hull war-risk insurance coverage to commercial carriers through August 31, 2003 and permits such coverage to be extended until December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (Wartime Act) (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government’s mandate to provide war-risk insurance until August 31, 2004 with an option to extend the coverage through December 31, 2004. There is no assurance the federal government will continue to provide similar coverage beyond this date. The federal government’s failure to renew the insurance gap coverage beyond this date may substantially increase our insurance costs.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2003 and 2002

The table below sets forth selected financial and operating data for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,				Percent Change
	2003		2002
Revenue passengers	2,560,160		2,126,405		20.4
Revenue passenger miles (000s)	1,567,412		1,193,338		31.3
Available seat miles (000s)	2,311,961		1,799,189		28.5
EBITDA	$11,700		$1,479		—
Operating margin	4.0%		(1.8)%		5.8	pts.
Net margin	1.0%		(1.9)%		2.9	pts.
Block hours	64,929		52,860		22.8
Passenger load factor	67.8%		66.3%		1.5	pts.
Break-even load factor	67.1%		68.0%		(0.9	) pts.
Average fare	$78.86		$73.22		7.7
Average yield per RPM	12.88	¢	13.05	¢	(1.3)
Passenger revenue per ASM	8.73	¢	8.65	¢	0.9
Operating cost per ASM	8.63	¢	9.02	¢	(4.3)
Average cost of aircraft fuel per gallon	107.55	¢	87.38	¢	23.1
Weighted-average number of aircraft	67		60		11.7

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

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net income per GAAP	$2,036	$(3,034)
Income tax benefit	—	(987)
Other expense, net	6,342	1,089
Depreciation	3,322	4,411

EBITDA	$11,700	$1,479

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

Operating Expenses

Our operating expenses increased by $37.4 million (23.0 percent) on ASM growth of 28.5 percent, resulting in a reduction in our CASM of 4.3 percent to 8.63 cents. Our operating expenses per ASM were as follows:

	Three Months Ended March 31,				Percent Change
	2003		2002
Salaries, wages and benefits	2.36	¢	2.52	¢	(6.3)
Aircraft fuel	2.04		1.88		8.5
Aircraft rent	1.14		0.76		50.0
Distribution	0.46		0.59		(22.0)

	Three Months Ended March 31,				Percent Change
	2003		2002
Maintenance, materials and repairs	0.65		0.59		10.2
Landing fees and other rents	0.50		0.56		(10.7)
Aircraft insurance and security services	0.24		0.43		(44.2)
Marketing and advertising	0.31		0.32		(3.1)
Depreciation	0.14		0.25		(44.0)
Other operating	0.79		1.12		(29.4)

Total CASM	8.63	¢	9.02	¢	(4.3)

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

Aircraft insurance and security services decreased $2.3 million (28.9 percent) partially due to negotiated reductions in aircraft insurance premiums for passenger liability and hull insurance as well as extensions to the government program providing supplemental third party war-risk insurance coverage at substantially lower premiums than prevailing commercial rates. In November 2002, Congress passed the Homeland Security Act, which provided for the federal government to provide this insurance coverage through December 2003. The Wartime Act (see Note 8 to the Unaudited

Condensed Consolidated Financial Statements) extends the government’s mandate to provide war-risk insurance through August 2004 and permits such coverage to be extended to December 2004. In addition, during the first quarter of 2002, we incurred a substantial increase in security expense due to additional security screening requirements instituted by the federal government following the September 11 Events. However, during the first quarter of 2002, the newly established Transportation Security Administration took over many of those procedures. Aircraft insurance and security services decreased by 44.2 percent on an ASM basis.

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

We have not recognized any benefit from the future use of existing NOL carryforwards. We have not recognized any such benefit because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $116 million at December 31, 2002. Our NOL carryforwards will begin to terminate in 2012 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an “ownership change” of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. We do not believe we have experienced an ownership change in the three-year testing period immediately prior to December 31, 2003. Future changes in the ownership or constructive ownership of our common stock (including, among other things, conversion of our Convertible Notes due 2023 into common stock—see Note 8 to the Unaudited Condensed Consolidated Financial Statements) could result in an aggregate change in ownership of more than 50 percent as defined in the Internal Revenue Code, which could substantially limit the availability or our NOL carryforwards.

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

In May of 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds will be used to improve our overall liquidity by providing working capital and will be used for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The first interest payment on the notes is due July 1, 2003. The notes are unsecured senior obligations ranking equally with our existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The notes and the note guarantee are junior to any secured obligations of ours or Airways’ to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

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

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability for the fair value of an obligation for guarantees issued or modified after December 31, 2002 be recorded in the financial statements of the guarantor. Guarantees that existed prior to the implementation of FIN 45 are required to be disclosed in financial statements issued after December 15, 2002. While we have various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees would only result in immaterial increases in future costs, and do not represent significant commitments or contingent liabilities of the indebtedness of others.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this Amendment to be signed on their behalf by the undersigned hereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: September 18, 2003	/s/ Stanley J. Gadek
Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer

AirTran Airways, Inc.
(Registrant)

Date: September 18, 2003	/s/ Stanley J. Gadek
Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)