Form 10-Q
period 2003-09-30
AIRTRAN HOLDINGS INC; AIRTRAN AIRWAYS INC
filed 2003-11-14
CIK 948846, 1050715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☑    No  ☐

As of November 10, 2003 there were approximately 84,127,000 shares of common stock of AirTran Holdings, Inc. and 1,100 shares of common stock of AirTran Airways, Inc. outstanding.

The registrant AirTran Airways, Inc. meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore participating in the filing of this form in the reduced disclosure format permitted by such Instructions.

AIRTRAN HOLDINGS, INC.

&

AIRTRAN AIRWAYS, INC.

Form 10-Q

For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1A. FINANCIAL STATEMENTS

AirTran Holdings, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Operating Revenues:
Passenger	$229,818	$177,992	$658,590	$519,364
Cargo	—	270	715	926
Other	7,493	4,889	19,909	12,810

Total operating revenues	237,311	183,151	679,214	533,100

Operating Expenses:
Salaries, wages and benefits	59,332	51,692	171,507	147,872
Aircraft fuel	45,364	40,657	133,542	113,506
Aircraft rent	32,692	19,631	88,968	49,751
Distribution	11,651	9,731	34,419	32,931
Maintenance, materials and repairs	14,400	9,446	45,035	35,096
Landing fees and other rents	13,644	10,847	38,402	31,565
Aircraft insurance and security services	5,121	7,259	14,363	21,805
Marketing and advertising	5,902	5,490	18,890	16,602
Depreciation	3,322	4,046	9,945	12,661
Other operating	19,490	17,372	58,669	55,109

Total operating expenses	210,918	176,171	613,740	516,898

Operating Income	26,393	6,980	65,474	16,202

Other (Income) Expense:
Interest income	(768)	(549)	(2,043)	(1,602)
Interest expense	7,287	6,992	23,078	21,845
Government grant	—	(640)	—	(640)
Payment received under the Emergency Wartime Supplemental Appropriations Act, 2003	—	—	(38,061)	—
Convertible debt discount amortization	—	—	1,812	—
SFAS 133 adjustment	—	—	—	(5,857)

Other (income) expense, net	6,519	5,803	(15,214)	13,746

Income Before Income Taxes	19,874	1,177	80,688	2,456
Income tax expense (benefit)	261	—	1,848	(786)

Net Income	$19,613	$1,177	$78,840	$3,242

Earnings Per Common Share
Basic	$0.27	$0.02	$1.09	$0.05
Diluted	$0.24	$0.02	$0.99	$0.04

Weighted-average Shares Outstanding
Basic	73,732	70,615	72,493	70,213
Diluted	92,132	72,027	81,776	73,492

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$266,185	$104,151
Restricted cash	42,556	34,173
Accounts receivable, less allowance of $871 and $1,425 at September 30, 2003 and December 31, 2002, respectively	22,744	19,120
Spare parts, materials and supplies, less allowance for obsolescence of $2,208 and $1,212 at September 30, 2003 and December 31, 2002, respectively	12,013	9,250
Prepaid expenses and other current assets	13,281	7,756

Total current assets	356,779	174,450

Property and Equipment:
Flight equipment	229,110	225,078
Less: Accumulated depreciation	(26,341)	(22,970)

	202,769	202,108
Purchase deposits for flight equipment	45,362	5,544

Other property and equipment	42,592	39,705
Less: Accumulated depreciation	(21,187)	(18,433)

	21,405	21,272

Total property and equipment	269,536	228,924
Other Assets:
Intangibles resulting from business acquisition	10,438	12,286
Trade names	21,567	21,567
Debt issuance costs	10,946	8,381
Other assets	44,211	27,842

Total other assets	87,162	70,076

Total assets	$713,477	$473,450

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,023	$4,501
Accrued liabilities	90,461	80,155
Air traffic liability	94,672	57,180
Current portion of long-term debt	45,739	10,460

Total current liabilities	236,895	152,296

Long-term debt, less current portion	265,498	199,713

Other liabilities	67,834	69,556

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	74	71
Additional paid-in-capital	199,969	187,885
Accumulated other comprehensive loss	(371)	(809)
Accumulated deficit	(56,422)	(135,262)

Total stockholders’ equity	143,250	51,885

Total liabilities and stockholders’ equity	$713,477	$473,450

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2003	2002
Operating activities:
Net income	$78,840	$3,242
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	12,377	15,059
Amortization of deferred gains on sale-leaseback of aircraft	(3,721)	(3,213)
Loss on asset disposal	94	448
Provisions for uncollectible accounts	352	907
Amortization of debt discount upon conversion of debt to equity	1,812	—
Deferred income taxes	1,848	—
SFAS 133 adjustment	—	(5,857)
Changes in operating assets and liabilities:
Restricted cash	(8,383)	(17,607)
Accounts receivable	(3,976)	(13,609)
Government grant receivable	—	4,333
Spare parts, materials and supplies	(3,575)	(195)
Other assets	(15,335)	(5,745)
Accounts payable, accrued and other liabilities	11,747	(8,358)
Air traffic liability	37,492	19,990

Net cash provided by (used for) operating activities	109,572	(10,605)

Investing activities:
Purchases of property and equipment	(16,528)	(11,854)
Payment of aircraft purchase deposits	(39,819)	(100)
Proceeds from disposal of equipment	—	200

Net cash used for investing activities	(56,347)	(11,754)

Financing activities:
Issuance of long-term debt	125,000	—
Debt issuance costs	(3,869)	—
Payments of long-term debt	(18,909)	(9,511)
Proceeds from sale of common stock	6,587	1,469

Net cash provided by (used for) financing activities	108,809	(8,042)

Net increase (decrease) in cash and cash equivalents	162,034	(30,401)
Cash and cash equivalents at beginning of period	104,151	103,489

Cash and cash equivalents at end of period	$266,185	$73,088

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase and sale-leaseback of equipment	$22,359	$295,311
Gain on sale-leaseback of aircraft and payment of debt	$3,000	$27,000
Conversion of debt to equity	$5,500	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation:

Our accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Business:

Airways offers scheduled air transportation of passengers and mail, serving markets primarily in the eastern United States.

Maintenance:

Prior to 2003, the Boeing 717 (B717) aircraft parts and components were under warranty. During the first quarter of 2003, we commenced payments under previously negotiated agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements, we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Under these contracts, maintenance costs will be expensed monthly as the aircraft are utilized. Maintenance costs not under these contracts will continue to be expensed as incurred.

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

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$19,613	$1,177	$78,840	$3,242

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,300)	(1,309)	(4,070)	(3,689)

Pro forma net income (loss)	$18,313	$(132)	$74,770	$(447)

EARNINGS (LOSS) PER SHARE:

Basic, as reported	$0.27	$0.02	$1.09	$0.05
Basic, pro forma	$0.25	$—	$1.03	$(0.01)

Diluted, as reported	$0.24	$0.02	$0.99	$0.04
Diluted, pro forma	$0.20	$—	$0.91	$(0.01)

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

Reclassification:

During the second quarter of 2003, we received a reimbursement of our proportionate share of security fees under the Emergency Wartime Supplemental Appropriations Act (Wartime Act) which we have classified in “Other (Income) Expense” in our condensed consolidated statements of income. In 2001, we classified compensation received from the U. S. government under the Air Transportation Safety and System Stabilization Act in “Operating Expenses” in our condensed consolidated statements of income as a separate line item called Government grant. The Emerging Issues Task Force (EITF) in EITF 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” allowed for the compensation to be recorded either as a separate line-item credit in operating expenses or as a gross amount in other non-operating income. We have reclassified the amounts reported as Government grant in the three and nine month periods ended September 30, 2002 from “Operating Expenses” to “Other (Income) Expense” in our condensed consolidated statements of income consistent with our presentation of the payment received under the Wartime Act. This reclassification has no impact on net income for the period (See Note 8 to the Unaudited Condensed Consolidated Financial Statements).

Note 2 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income available to common stockholders	$19,613	$1,177	$78,840	$3,242
Plus income effect of assumed conversion-interest on convertible debt	2,137	—	2,455	—

Income before assumed conversion, diluted	$21,750	$1,177	$81,295	$3,242

Denominator:
Weighted-average shares outstanding, basic	73,732	70,615	72,493	70,213
Effect of dilutive securities:
Stock options	5,139	1,412	3,566	2,746
Convertible debt	11,241	—	4,401	—
Stock warrants	2,020	—	1,316	533

Adjusted weighted-average shares outstanding, diluted	92,132	72,027	81,776	73,492

Earnings per common share:
Basic	$0.27	$0.02	$1.09	$0.05

Diluted	$0.24	$0.02	$0.99	$0.04

Shares issuable upon conversion of our 7% convertible notes are included in the diluted earnings per share calculation for the three and nine month periods ended September 30, 2003 since the stock price exceeded 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2003 (See Note 7 to the Unaudited Condensed Consolidated Financial Statements).

See Note 10 to the Unaudited Condensed Consolidated Financial Statements for a discussion of subsequent events affecting common stock and common stock equivalents outstanding.

Note 3 - Comprehensive Income

Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholders’ equity. Other comprehensive income is composed of reclassifications to earnings of deferred gains and losses related to derivative financial instruments that qualified for hedge accounting. These derivative instruments were terminated in March 2002. Comprehensive income was $19.7 million and $2.6 million for the three months ended September 30, 2003 and 2002, respectively, and $79.3 million and $8.3 million for the nine months ended September 30, 2003 and 2002, respectively. The differences between net income and comprehensive income for each of these periods is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income:	$19,613	$1,177	$78,840	$3,242
Unrealized income on derivative instruments	121	1,388	438	5,058

Comprehensive income	$19,734	$2,565	$79,278	$8,300

An analysis of the amounts included in accumulated other comprehensive income is shown below (in thousands):

(Increase) Decrease
Balance at December 31, 2002	$(809)
Reclassification to earnings	438

Balance at September 30, 2003	$(371)

Note 4 - Fuel Risk Management

Aircraft fuel is a significant expenditure for us because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 21.5 percent and 23.1 percent of total operating expenses for the three months ended September 30, 2003 and 2002, respectively, and 21.8 percent and 22.0 percent of total operating expenses for the nine months ended September 30, 2003 and 2002, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts and fuel cap contracts. Fixed price fuel contracts consist of agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts consist of agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. Our fixed price fuel contracts and fuel cap contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”. As of September 30, 2003, utilizing fixed price fuel contracts we agreed to purchase approximately 59.4 percent of our fuel needs through December 31, 2003 at a price no higher than $0.80 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations. Additionally, we have fixed price contracts covering 2004 for approximately 36.5 percent of our fuel needs at a price no higher than $0.76 per gallon of aviation fuel.

In March 2002, we terminated all of our fuel-related derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to “SFAS 133 adjustment” in the accompanying Unaudited Condensed Consolidated Statements of Income. Since this was an early termination of our derivative contracts, losses deferred in “Other comprehensive loss” on our Condensed Consolidated Balance Sheet are being reclassified to fuel expense as the related fuel is used through September 2004. Approximately $0.1 million and $1.4 million of these deferred losses were reclassified to fuel expense during the three months ended September 30, 2003 and 2002, respectively and $0.4 million and $5.1 million of these deferred losses were reclassified to fuel expense during the nine month periods ended September 30, 2003 and 2002, respectively.

Note 5 - Aircraft Purchase Commitments and Fleet Renewal Plan

As of September 30, 2003, we had contracted with The Boeing Company (Boeing) for the acquisition of 73 Boeing 717 (B717) aircraft to be acquired through the end of 2003, 68 of which have been delivered. We have lease-financing commitments to accept delivery of the remaining 5 B717 aircraft during 2003. In July 2003, we cancelled 6 B717 option aircraft and committed to acquire 10 additional B717 aircraft during 2004 and 2005 under committed lease-financing arrangements. We also obtained contingent options to acquire up to an additional 4 B717 aircraft under similar lease-financing arrangements.

We anticipate that all of our McDonnell Douglas DC-9 (DC-9) aircraft will be retired by the end of 2003 and will be replaced by B717 aircraft.

In July 2003, we separately contracted with Boeing and with an aircraft leasing company to acquire 50 Boeing 737 (B737) aircraft with delivery dates between 2004 and 2008. In connection with these contracts, we obtained options and purchase rights from the manufacturer to acquire up to an additional 50 B737 aircraft between 2005 and 2010. We have lease-financing commitments for 22 of the B737 aircraft, and 6 related spare engines, to be delivered between 2004 and 2010 and backstop financing from an affiliate of the manufacturer for 80% of the purchase price of an additional 16 of the B737 aircraft. Should we be unable to secure financing from the financial markets on acceptable terms, backstop financing may be used.

Note 6 - Income Taxes

Income tax expense (benefit) was $0.3 million and zero for the three months ended September 30, 2003 and 2002, respectively, and $1.8 million and $(0.8) million for the nine months ended September 30, 2003 and 2002, respectively. During the three and nine month periods ended September 30, 2003, tax expense of $0.3 million and $1.8 million, respectively, represents the expected utilization of preacquisition net operating loss (NOL) carryforwards related to the Airways Corporation (predecessor of Airways) due to earnings in the current period. For financial reporting purposes, a valuation allowance was recognized to offset the deferred tax assets related to those carryforwards at the date of acquisition. Accordingly, when realized, the tax benefit of the preacquisition net operating loss carryforwards will be applied to reduce goodwill related to the acquisition of Airways Corporation.

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

We have not recognized any benefit from the future use of existing NOL carryforwards because our evaluation of all the available evidence does not indicate that it is more likely than not that we will generate sufficient future taxable income to realize such benefit. We had consolidated federal income tax NOL carryforwards of approximately $116 million at December 31, 2002. Our NOL carryforwards will begin to terminate in 2012 to the extent they have not been used to reduce taxable income prior to such time. Our ability to use our NOL carryforwards to reduce taxable income is dependent upon, among other things, our not experiencing an “ownership change” of more than 50 percent during any three-year testing period as defined in the Internal Revenue Code. We do not believe we have experienced an ownership change in the three-year testing period immediately prior to December 31, 2002. Future changes in the ownership or constructive ownership of our common stock (including, among other things, conversion of our Convertible Notes due 2023 into common stock – see Note 7 to the Unaudited Condensed Consolidated Financial Statements) could result in an aggregate change in ownership of more than 50 percent as defined in the Internal Revenue Code, which could substantially limit the availability of our NOL carryforwards.

Note 7 - Long-term Debt

In May 2003, Holdings completed a private placement of $125 million in convertible notes due in 2023. The proceeds are to be used to improve Holdings’ and Airways’ overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The first interest payment on the notes was made July 1, 2003. The notes are unsecured senior obligations ranking equally with Holdings’ existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

The notes are convertible into shares of Holdings’ common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the price of Holdings’ common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. Holdings may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require Holdings to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. Holdings filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock which became effective in October 2003. At September 30, 2003, condition (i) above had been satisfied and, accordingly, the notes are currently convertible into Holdings’ common stock.

In June 2003, Boeing Capital Corporation (Boeing Capital) exercised its remaining conversion rights related to Holdings’ 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease in Holdings’ overall debt of $5.5 million. In connection with the conversion, Holdings issued approximately 1.0 million shares of its common stock to Boeing Capital. In accordance with accounting principles generally accepted in the United States, Holdings expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the accompanying condensed consolidated statements of income as “Other (Income) Expense – Convertible debt discount amortization”.

In August 2003, we redeemed the remaining balance of $10.3 million of Holdings’ 13% Series A Senior Secured Notes. The terms of the debt agreement require mandatory prepayments equal to 25 percent of Airways’ net income on a quarterly basis.

Note 8 - Government Compensation

On April 16, 2003, Congress approved and the President signed into law the Wartime Act which provided, among other things, for certain financial relief to the United States airline industry, including (i) $100 million to compensate U.S. air carriers for certain costs associated with strengthening flight deck doors and locks on aircraft and (ii) approximately $2.3 billion to be remitted to U.S. air carriers in the proportional share each such carrier has paid or collected in passenger security and air carrier security fees to the U.S. Transportation Security Administration (TSA). Such legislation also discontinued the imposition of air carrier security fees for the period beginning June 1, 2003 and ended September 30, 2003 and continued currently existing government provided war risk coverage through August 31, 2004 (and permits further extensions until December 31, 2004). The Wartime Act included a number of conditions to airlines being eligible for participation in the authorized funding and benefits of the legislation. We do not anticipate any difficulties in complying with these limitations. We were paid approximately $38.1 million as our share of the security fee reimbursement which was recorded in “Other (income) expense” on our accompanying Unaudited Condensed Consolidated Statements of Income.

During the third quarter of 2003, we received $1.7 million from the Federal Aviation Administration in reimbursement of flight deck door reinforcement expenditures. We recorded as an offset to our capital costs for our B717 aircraft approximately $1.3 million and reduced our expense for our DC-9 aircraft by approximately $0.4 million.

Note 9 - Recently Issued Accounting Standards

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

The FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities” (VIE). The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a VIE, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorbs a majority of the VIE’s expected losses or receives a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

FIN 46 initially applied to VIEs created after January 31, 2003 and to VIEs in which a company obtained an interest after that date. The FASB has recently deferred the effective date of FIN 46 to December 31, 2003 for all interests in VIEs existing prior to January 31, 2003. We have reviewed contractual agreements committed to since January 31, 2003 and did not identify any entities that met the definition of a VIE under FIN 46. We are continuing to evaluate the impact of this complex interpretation and have identified an interest in one potential VIE with whom a relationship began in late 2002. The assets and liabilities of this entity are not consolidated within our consolidated financial statements. We own one share of stock in a segregated portfolio company acquired in connection with our insurance “captive” which allows us to access the international aircraft insurance markets at lower rates than might otherwise be available in the domestic aircraft insurance markets. We are in the process of assessing the impact of FIN 46 on our relationship with this entity. If it is determined that this entity is a VIE, we have the following options under FIN 46: (i) consolidate the VIE into our financial statements; (ii) purchase selected assets from the VIE; or (iii) modify or replace the agreements currently being utilized. None of these options, if required, are expected to have a material impact on our consolidated financial position, liquidity, or results of operations. Additionally, we do not believe that we have exposure to loss due to our involvement with this entity.

We are the lessee in operating leases covering all of our leased aircraft where we do not currently consolidate the entity serving as lessor. The lessors are trusts established specifically to lease aircraft to us. These leasing entities may meet the criteria for VIEs. We generally would not be regarded as the primary obligor or the primary beneficiary of the leasing entities assuming the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar features that obligates us to absorb decreases in value or entitles us to participate in increases in values of the aircraft. We believe this is the case for all of our operating leases with the exception of two aircraft leases entered into prior to January 31, 2003, which do contain a fixed-price purchase option that allows us to purchase the aircraft at predetermined prices on specific dates during the lease term. We do not currently believe that we will be required to consolidate these two lessors under FIN 46 because, even when taking into consideration these purchase options, we would not be the primary beneficiary. Additionally, we do not believe that we have exposure to loss due to our involvement with these lessors.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain financial instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this statement.

Note 10 - Subsequent Events

On October 1, 2003, we completed a public offering of 9,116,000 shares of Holdings’ common stock at a price of $16.00 per share, raising net proceeds of approximately $139.3 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

On October 1, 2003, we used a portion of the proceeds of the public offering to purchase from Boeing Capital Loan Corporation (Boeing Capital) warrants held by it to purchase one million shares of Holdings’ common stock based upon the public offering price of the stock of $16.00 less the exercise price of the warrants.

Additionally, from the proceeds, on October 1, 2003, we redeemed $35.0 million of principal of Airways’ 11.27% Senior Secured Notes, due April 2008 held by Boeing Capital. On October 31, 2003, we redeemed the remaining $32.0 million of this debt. As a result of the early redemption of the $67 million in principal, we will take a non-cash charge to earnings in the fourth quarter of 2003, of approximately $10.4 million.

ITEM 1B. FINANCIAL STATEMENTS

AirTran Airways, Inc.

Condensed Consolidated Statements of Income

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Operating Revenues:
Passenger	$229,818	$177,992	$658,590	$519,364
Cargo	—	270	715	926
Other	7,493	4,889	19,909	12,810

Total operating revenues	237,311	183,151	679,214	533,100

Operating Expenses:
Salaries, wages and benefits	59,332	51,692	171,507	147,872
Aircraft fuel	45,364	40,657	133,542	113,506
Aircraft rent	32,692	19,631	88,968	49,751
Distribution	11,651	9,731	34,419	32,931
Maintenance, materials and repairs	14,400	9,446	45,035	35,096
Landing fees and other rents	13,644	10,847	38,402	31,565
Aircraft insurance and security services	5,121	7,259	14,363	21,805
Marketing and advertising	5,902	5,490	18,890	16,602
Depreciation	3,322	4,046	9,945	12,661
Other operating	19,490	17,372	58,669	55,109

Total operating expenses	210,918	176,171	613,740	516,898

Operating Income	26,393	6,980	65,474	16,202

Other (Income) Expense:
Interest income	(752)	(467)	(1,996)	(1,482)
Interest expense (see Note 2)	7,287	6,992	23,078	21,845
Government grant	—	(640)	—	(640)
Payment received under the Emergency Wartime Supplemental Appropriations Act, 2003	—	—	(38,061)	—
Parent company convertible debt discount amortization	—	—	1,812	—
SFAS 133 adjustment	—	—	—	(5,857)

Other (income) expense, net	6,535	5,885	(15,167)	13,866

Income Before Income Taxes	19,858	1,095	80,641	2,336
Income tax expense (benefit)	261	—	1,848	(786)

Net Income	$19,597	$1,095	$78,793	$3,122

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$261,775	$100,353
Restricted cash	42,556	34,173
Accounts receivable, less allowance of $871 and $1,425 at September 30, 2003 and December 31, 2002, respectively	22,715	19,115
Spare parts, materials and supplies, less allowance for obsolescence of $2,208 and $1,212 at September 30, 2003 and December 31, 2002, respectively	12,013	9,250
Prepaid expenses and other current assets	13,281	7,756

Total current assets	352,340	170,647

Property and Equipment:
Flight equipment	229,110	225,078
Less: Accumulated depreciation	(26,341)	(22,970)

	202,769	202,108
Purchase deposits for flight equipment	45,362	5,544

Other property and equipment	42,592	39,705
Less: Accumulated depreciation	(21,187)	(18,433)

	21,405	21,272

Total property and equipment	269,536	228,924

Other Assets:
Intangibles resulting from business acquisition	10,438	12,286
Trade names	21,567	21,567
Debt issuance costs	7,296	8,087
Other assets	44,211	27,842

Total other assets	83,512	69,782

Total assets	$705,388	$469,353

(Continued on next page)

AirTran Airways, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$6,023	$4,501
Accrued liabilities	88,298	79,669
Air traffic liability	94,672	57,180
Due to AirTran Holdings, Inc.	9,721	3,694
Current portion of long-term debt	45,739	10,460

Total current liabilities	244,453	155,504

Long-term debt, less current portion	140,498	183,238

Other liabilities	67,834	69,556

Due to AirTran Holdings, Inc., less current portion	186,271	68,460

Commitments and Contingencies
Stockholder’s Equity (Deficit):
Common stock	—	—
Additional paid-in-capital	208,665	208,665
Accumulated other comprehensive loss	(371)	(809)
Accumulated deficit	(141,962)	(215,261)

Total stockholder’s equity (deficit)	66,332	(7,405)

Total liabilities and stockholder’s equity (deficit)	$705,388	$469,353

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2003	2002
Operating activities:
Net income	$78,793	$3,122
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	11,990	14,736
Amortization of deferred gains on sale-leaseback of aircraft	(3,721)	(3,213)
Loss on asset disposal	94	448
Provisions for uncollectible accounts	352	907
Parent company amortization of debt discount upon conversion of debt to equity	1,812	—
Deferred income taxes	1,848	—
SFAS 133 adjustment	—	(5,857)
Changes in operating assets and liabilities:
Restricted cash	(8,383)	(17,607)
Accounts receivable	(3,952)	(13,600)
Government grant receivable	—	4,333
Spare parts, materials and supplies	(3,575)	(195)
Other assets	(15,335)	(5,744)
Accounts payable, accrued and other liabilities	10,026	(8,796)
Air traffic liability	37,492	19,990

Net cash provided by (used for) operating activities	107,441	(11,476)

Investing activities:
Purchases of property and equipment	(16,528)	(11,854)
Payment of aircraft purchase deposits	(39,819)	(100)
Proceeds from disposal of equipment	—	200

Net cash used for investing activities	(56,347)	(11,754)

Financing activities:
Payments of long-term debt	(6,204)	(8,246)
Increase in Due to AirTran Holdings, Inc.	122,026	1,016
Payment of Dividend to AirTran Holdings, Inc.	(5,494)	—

Net cash provided by (used for) financing activities	110,328	(7,230)

Net increase (decrease) in cash and cash equivalents	161,422	(30,460)
Cash and cash equivalents at beginning of period	100,353	96,764

Cash and cash equivalents at end of period	$261,775	$66,304

Supplemental Disclosure of Cash Flow Activities:
Noncash investing and financing activities
Purchase and sale-leaseback of equipment	$22,359	$295,311
Gain on sale-leaseback of aircraft and payment of debt	$3,000	$27,000

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Airways, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation:

AirTran Airways, Inc. (Airways) is a wholly owned subsidiary of AirTran Holdings, Inc. (Holdings) and conducts all of the operations of Holdings.

Our accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Airways and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable financial and operating results for the second and third quarters of the year than for the first and fourth quarters.

The preparation of the accompanying Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates and such differences may be material to the accompanying Unaudited Condensed Consolidated Financial Statements.

Business:

We offer scheduled air transportation of passengers and mail, serving markets primarily in the eastern United States.

Maintenance:

Prior to 2003, Boeing 717 (B717) aircraft parts and components were under warranty. During the first quarter of 2003, we commenced payments under previously negotiated agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. Maintenance costs not under these contracts will continue to be expensed as incurred.

Stock-Based Employee Compensation:

Holdings has stock-based compensation plans covering officers, directors, key employees and consultants. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is not recognized for employee stock option grants unless the exercise price is less than the fair value of Holdings’ common stock on the grant date.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$19,597	$1,095	$78,793	$3,122

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(1,300)	(1,309)	(4,070)	(3,689)

Pro forma net income (loss)	$18,297	$(214)	$74,723	$(567)

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

Reclassification:

During the second quarter of 2003, we received a reimbursement based on our proportionate share of security fees under the Emergency Wartime Supplemental Appropriations Act (Wartime Act) which we have classified in “Other (Income) Expense” in our accompanying condensed consolidated statements of income. In 2001, we classified compensation received from the U. S. government under the Air Transportation Safety and System Stabilization Act in “Operating Expenses” in our accompanying unaudited condensed consolidated statements of income as a separate line item called Government grant. The Emerging Issues Task Force (EITF) in EITF 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001,” allowed for the compensation to be recorded either as a separate line-item credit in operating expenses or as a gross amount in other non-operating income. We have reclassified the amounts reported as Government grant in the three and nine month period ended September 30, 2002 from “Operating Expenses” to “Other (Income) Expense” in our condensed consolidated statements of income consistent with our presentation of the payment under the Wartime Act. This reclassification has no impact on net income for the period (See Note 8 to the Unaudited Condensed Consolidated Financial Statements).

Note 2 - Related Party Transactions

Intercompany interest expense was $2.3 million and $0.7 million for the three months ended September 30, 2003 and 2002, respectively, and $6.4 million and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively. In May 2003, Holdings completed a private placement of $125 million in convertible notes, the proceeds of which were loaned to Airways (see Note 7 to the Unaudited Condensed Consolidated Financial Statements). Additionally, included in the Due to AirTran Holdings, Inc. are amounts loaned to Airways by Holdings principally as a result of issuance of common stock by Holdings pursuant to stock option plans and for settlement of litigation.

Note 3 - Comprehensive Income

Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholder’s equity. Other comprehensive income is composed of reclassifications to earnings of deferred gains and losses related to derivative financial instruments that qualified for hedge accounting. These derivative instruments were terminated in March 2002. Comprehensive income was $19.7 million and $2.5 million for the three months ended September 30, 2003 and 2002, respectively, and $79.2 million and $8.2 million for the nine months ended September 30, 2003 and 2002, respectively. The differences between net income and comprehensive income for each of these periods is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income:	$19,597	$1,095	$78,793	$3,122
Unrealized income on derivative instruments	121	1,388	438	5,058

Comprehensive income	$19,718	$2,483	$79,231	$8,180

An analysis of the amounts included in accumulated other comprehensive income is shown below (in thousands):

(Increase) Decrease
Balance at December 31, 2002	$(809)
Reclassification to earnings	438

Balance at September 30, 2003	$(371)

Note 4 - Fuel Risk Management

Refer to Note 4 in Holdings’ Notes to Condensed Consolidated Financial Statements.

Note 5 - Aircraft Purchase Commitments and Fleet Renewal Plan

Refer to Note 5 in Holdings’ Notes to Condensed Consolidated Financial Statements.

Note 6 - Income Taxes

Refer to Note 6 in Holdings’ Notes to Condensed Consolidated Financial Statements.

Note 7 - Long-term Debt

Refer to Note 7 in Holdings’ Notes to Condensed Consolidated Financial Statements.

Note 8 - Government Compensation

Refer to Note 8 in Holdings’ Notes to Condensed Consolidated Financial Statements.

Note 9 - Recently Issued Accounting Standards

Refer to Note 9 in Holdings’ Notes to Condensed Consolidated Financial Statements.

Note 10 - Subsequent Events

Refer to Note 10 in Holdings’ Notes to Condensed Consolidated Financial Statements.

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

GENERAL INFORMATION

We operate in a highly competitive industry that is characterized in general by cyclical financial performance, sensitivity to general economic conditions and large capital investments. This operating environment has most recently been affected by high fuel prices and continuing tensions in the Middle East, as well as a weak domestic economy. In light of these conditions, we believe that we have performed well against our competitors both on a financial and operating performance basis. Despite these challenges, we have remained profitable, increased our Boeing 717 (B717) aircraft fleet, announced a commitment to add up to 100 Boeing 737 aircraft to our fleet over the next five years, obtained debt financing, completed a stock offering, inaugurated service to the West Coast and Ronald Reagan Washington National Airport, enhanced routes in existing markets, all while lowering our operating costs per available seat mile (CASM). Our on-going focus on controlling costs and providing efficient service at low fares allowed us to report our sixth consecutive profitable quarter.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year, because the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable financial and operating results for the second and third quarters of the year than for the first and fourth quarters.

RESULTS OF OPERATIONS

The following tables set forth selected financial and operating data for the three months and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,				Percent Change
	2003		2002 (a)
Revenue passengers	3,120,762		2,441,115		27.8
Revenue passenger miles (000s)	1,910,161		1,426,776		33.9
Available seat miles (000s)	2,601,682		2,144,572		21.3
Operating margin	11.1%		3.8%		7.3	pts.
Net margin (b)	8.3%		0.6%		7.7	pts.
Block hours	71,352		60,785		17.4
Passenger load factor	73.4%		66.5%		6.9	pts.
Break-even load factor (c)	67.1%		66.1%		1.0	pts.
Average fare	$73.64		$72.91		1.0
Average yield per RPM	12.03	¢	12.48	¢	(3.6)
Passenger revenue per ASM	8.83	¢	8.30	¢	6.4
Operating cost per ASM	8.11	¢	8.21	¢	(1.2)
Average cost of aircraft fuel per gallon	97.27	¢	92.60	¢	5.0
Weighted-average number of aircraft	71		64		10.9

	Nine Months Ended September 30,				Percent Change
	2003		2002 (a)
Revenue passengers	8,643,229		7,144,586		21.0
Revenue passenger miles (000s)	5,269,195		4,111,647		28.2
Available seat miles (000s)	7,361,437		6,036,761		21.9
Operating margin	9.6%		3.0%		6.6	pts.
Net margin (d)	11.6%		0.6%		11.0	pts.
Block hours	203,055		174,024		16.7
Passenger load factor	71.6%		68.1%		3.5	pts.
Break-even load factor (e)	62.8%		67.8%		(5.0	)pts.
Average fare	$76.20		$72.69		4.8
Average yield per RPM	12.50	¢	12.63	¢	(1.0)
Passenger revenue per ASM	8.95	¢	8.60	¢	4.1
Operating cost per ASM	8.34	¢	8.56	¢	(2.6)
Average cost of aircraft fuel per gallon	98.56	¢	89.66	¢	9.9
Weighted-average number of aircraft	66		62		6.5

(a)	Certain 2002 amounts have been reclassified to conform to 2003 presentation.
(b)	Net margin for the three months ended September 30, 2002 includes a government grant of $0.6 million which increases net margin by 0.3 percentage points.
(c)	Break-even load factor for the three months ended September 30, 2002 includes a government grant of $0.6 million which decreases break-even load factor by 0.2 percentage points.
(d)	Net margin for the nine months ended September 30, 2003 includes a payment under the Emergency Wartime Supplemental Appropriations Act, 2003 and convertible debt discount amortization of $38.1 million and $1.8 million, respectively. Combined these items increase net margin by approximately 5.2 percentage points. Net margin for the nine months ended September 30, 2002 includes a government grant of $0.6 million which increases net margin by 0.1 percentage points.
(e)	Break-even load factor for the nine months ended September 30, 2003 includes a payment under the Emergency Wartime Supplemental Appropriations Act, 2003 and convertible debt discount amortization of $38.1 million and $1.8 million, respectively. Combined, these items decrease break-even load factor by 3.9 percentage points. Break-even load factor for the nine months ended September 30, 2002 includes a government grant of $0.6 million which decreases break-even load factor by 0.1 percentage points

For the three months ended September 30, 2003 and 2002

Summary

We recorded operating income of $26.4 million, net income of $19.6 million and diluted earnings per common share of $0.24 for the three months ended September 30, 2003. For the comparative period in 2002, we recorded operating income of $7.0 million, net income of $1.2 million and diluted earnings per common share of $0.02.

Operating Revenues

Our operating revenues for the quarter increased by $54.2 million (29.6 percent) primarily due to a $51.8 million (29.1 percent) increase in passenger revenues. The increase in passenger revenues is primarily due to a 33.9 percent increase in traffic, as measured by revenue passenger miles (RPMs) flown offset by a 3.6 percent decrease in average yield per revenue passenger mile.

Third quarter 2003 capacity, as measured by available seat miles (ASMs), increased 21.3 percent compared to the third quarter of 2002. The capacity increase resulted from the net addition of 10 aircraft between September 2002 through September 2003, including the delivery of 25 B717 aircraft and the retirement of 15 DC-9 aircraft. When coupled with our RPM growth of 33.9 percent, our load factor increased 6.9 percentage points to 73.4 percent. Our average fare increased 1.0 percent from $72.91 to $73.64 while our average yield decreased by 3.6 percent to 12.03 cents per revenue passenger mile. Unit revenue or passenger revenue per available seat mile (RASM) increased 6.4 percent.

Operating Expenses

Our operating expenses for the quarter increased by $34.7 million (19.7 percent) on ASM growth of 21.3 percent, resulting in a reduction on our CASM of 1.2 percent to 8.11 cents. Our operating expenses per ASM were as follows:

	Three Months Ended September 30,				Percent Change
	2003		2002
Salaries, wages and benefits	2.28	¢	2.41	¢	(5.4)
Aircraft fuel	1.74		1.90		(8.0)
Aircraft rent	1.26		0.92		37.3
Distribution	0.45		0.45		(1.3)
Maintenance, materials and repairs	0.55		0.44		25.7
Landing fees and other rents	0.52		0.51		3.7
Aircraft insurance and security services	0.20		0.34		(41.8)
Marketing and advertising	0.23		0.26		(11.4)
Depreciation	0.13		0.19		(32.3)
Other operating	0.75		0.79		(5.1)

Total CASM	8.11	¢	8.21	¢	(1.2)

Salaries, wages and benefits increased $7.6 million (14.8 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. On an ASM basis, salaries, wages and benefits decreased by 5.4 percent.

Aircraft fuel increased $4.7 million (11.6 percent) due to an increase in the price of aircraft fuel purchases and an increase in block hours flown partially offset by fuel consumption improvements. Our average per gallon cost of fuel increased 5.0 percent to 97.27 cents and our fuel consumption decreased 9.4 percent to 654 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient. Fuel consumption per block hour improvements are expected to continue through the remainder of this year when we expect to be operating an all-Boeing 717 aircraft fleet. Aircraft fuel expense decreased 8.0 percent on an ASM basis.

Aircraft rent increased $13.1 million (66.5 percent) due to lease-financing of 25 additional B717 aircraft between September 2002 and September 2003. We have lease-financing commitments in place to accept delivery of 23 B717 aircraft in total during 2003. During the third quarter of 2003, we took delivery of 4 B717 aircraft which have been lease-financed in accordance with our commitments.

Distribution costs increased $1.9 million (19.7 percent) due to increased revenue passengers. Distribution costs decreased 1.3 percent on an ASM basis. Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to through travel agencies or global distribution systems. During the third quarter of 2003, sales booked via the Internet were approximately 64 percent compared to 54 percent in the same period during 2002. The revision of our commission structure during the second quarter of 2002 eliminated most of the standard five percent commissions for travel agencies and continues to reduce our overall commission expense. We continue to offer five percent commissions for sales transacted through the travel agency section of our website. Our commissions cost savings were partially offset by increased computer reservation and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these expenses.

Maintenance, materials and repairs increased $5.0 million (52.4 percent). On a block hour basis, maintenance costs increased 29.9 percent to $202 per block hour. During the first quarter of 2003, we entered into agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. In general, we anticipate our maintenance costs will increase as the age of our B717 fleet increases.

Landing fees and other rents increased $2.8 million (25.8 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system.

Aircraft insurance and security services decreased $2.1 million (29.5 percent) partially due to negotiated reductions in aircraft insurance premiums for passenger liability and hull insurance as well as extensions to the government program providing supplemental third party war-risk insurance coverage at substantially lower premiums than prevailing commercial rates. In November 2002, Congress passed the Homeland Security Act, which mandated that the federal government provide this insurance coverage through December 2003. The Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government’s mandate to provide war-risk insurance through August 2004 and permits such coverage to be extended to December 2004. Aircraft insurance and security services decreased by 41.8 percent on an ASM basis.

Marketing and advertising increased $0.4 million (7.5 percent) primarily reflecting our promotional efforts associated with the development of our new destinations and our efforts to stimulate demand in existing markets. Marketing and advertising decreased on an ASM basis by 11.4 percent.

Depreciation decreased $0.7 million (17.9 percent) primarily due to the retirement of 15 owned DC-9 aircraft since September 30, 2002. Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the expense reductions. On an ASM basis, depreciation decreased by 32.3 percent.

Other operating expenses increased $2.1 million (12.2 percent) primarily from added passenger related costs associated with the higher level of operations and contractual costs related to the opening of new destinations.

Nonoperating (Income) Expense

Other (income) expense, net increased by $0.7 million in expense primarily due to increased interest expense from our issuance of convertible notes in the second quarter of 2003 and offset by the receipt in 2002 of a government grant of $0.6 million.

Income Tax Expense

Income tax expense was $0.3 million and zero for the three months ended September 30, 2003 and 2002, respectively. During the three month period ended September 30, 2003, tax expense of $0.3 million represents the expected utilization of preacquisition net operating loss (NOL) carryforwards related to the Airways Corporation due to its earnings in the current period. For financial reporting purposes, a valuation allowance was recognized to offset the deferred tax assets related to those carryforwards at the date of acquisition. Accordingly, when realized, the tax benefit of the preacquisition net operating loss carryforwards will be applied to reduce goodwill related to the acquisition of Airways Corporation.

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

For the nine months ended September 30, 2003 and 2002

Summary

We recorded operating income of $65.5 million, net income of $78.8 million and diluted earnings per common share of $0.99 for the first nine months of 2003. Included in the results for the nine months ended September 30, 2003, was a $38.1 million cash reimbursement under the Wartime Act and a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital, which, net of income taxes, amounted to $0.43 per diluted share. For the comparative period in 2002, we recorded operating income of $16.2 million, net income of $3.2 million and diluted earnings per common share of $0.04.

Operating Revenues

Our operating revenues for the period increased by $146.1 million (27.4 percent) primarily due to a $139.2 million (26.8 percent) increase in passenger revenues. The increase in passenger revenues is primarily due to a 28.2 percent increase in traffic, as measured by RPMs flown.

For the nine month period ended September 30, 2003, capacity, as measured by ASMs, increased 21.9 percent compared to the nine months ended September 30, 2002. The capacity increase resulted from the net addition of 10 aircraft between September 2002 through September 2003, including the delivery of 25 B717 aircraft and the retirement of 15 DC-9 aircraft. When coupled with our RPM growth of 28.2 percent, our load factor increased 3.5 percentage points to 71.6 percent. Our average fare increased 4.8 percent from $72.69 to $76.20 while our average yield declined by 1.0 percent to 12.50 cents per revenue passenger mile. Unit revenue or passenger revenue per available seat mile (RASM) increased 4.1 percent.

Operating Expenses

Our operating expenses for the period increased by $96.8 million (18.7 percent). Our CASM improved 2.6 percent to 8.34 cents on ASM growth of 21.9 percent. Our operating expenses per ASM were as follows:

	Nine Months Ended September 30,				Percent Change
	2003		2002
Salaries, wages and benefits	2.33	¢	2.45	¢	(4.9)
Aircraft fuel	1.81		1.88		(3.5)
Aircraft rent	1.21		0.82		46.6
Distribution	0.47		0.55		(14.3)
Maintenance, materials and repairs	0.61		0.58		5.2
Landing fees and other rents	0.52		0.52		—
Aircraft insurance and security services	0.19		0.36		(46.0)
Marketing and advertising	0.26		0.28		(6.7)
Depreciation	0.14		0.21		(35.6)
Other operating	0.80		0.91		(12.7)

Total CASM	8.34	¢	8.56	¢	(2.6)

Salaries, wages and benefits increased $23.6 million (16.0 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. Salaries, wages and benefits decreased by 4.9 percent on an ASM basis.

Aircraft fuel increased $20.0 million (17.7 percent) due to increases in the price of aircraft fuel purchases and an increase in block hours flown partially offset by fuel consumption improvements. Our average per gallon cost of fuel increased 9.9 percent to 98.56 cents and our fuel consumption decreased 8.3 percent to 667 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are comparatively more fuel-efficient. Fuel consumption per block hour improvements are expected to continue through the remainder of this year when we expect to be operating an all-Boeing 717 aircraft fleet. Aircraft fuel expense decreased 3.5 percent on an ASM basis.

Aircraft rent increased $39.2 million (78.8 percent) due to lease-financing of 25 additional B717 aircraft between September 2002 and September 2003. We have lease-financing commitments in place to accept delivery of 23 B717 aircraft in total during 2003. During the first nine months of 2003, we took delivery of 18 B717 aircraft which have been lease-financed in accordance with our commitments.

Distribution costs increased $1.5 million (4.5 percent) due to increased revenue passengers. Distribution costs decreased 14.3 percent on an ASM basis. Our improvement in this area was primarily due to (i) a greater percentage of our passenger sales being generated online via our website and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to through travel agencies or global distribution systems. During the first half of 2003, sales booked via the Internet were approximately 59 percent compared to 55 percent in the same period during 2002. The revision of our commission structure during the second quarter of 2002 eliminated most of the standard five percent commissions for travel agencies and continues to reduce our overall commission expense. We continue to offer five percent commissions for sales transacted through the travel agency section of our website. Our commissions cost savings were partially offset by increased computer reservation and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees.

Maintenance, materials and repairs increased $9.9 million (28.3 percent). On a block hour basis, maintenance costs increased 10.0 percent to $221 per block hour. During the first quarter of 2003, we entered into agreements covering the maintenance, repair and overhaul of the major B717 aircraft parts and components. Under these agreements we pay monthly fees based on either the number of flight hours flown or the number of landings made. The contracts cover normal maintenance and repair costs on the major aircraft components excluding the airframe. Historically, we expensed most maintenance and repair costs as incurred. Under the new contracts, maintenance costs will be expensed monthly as the aircraft are utilized. In general, we anticipate our maintenance costs will increase as the age of our B717 fleet increases.

Landing fees and other rents increased $6.8 million (21.7 percent) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route system. On an ASM basis, landing fees and other rents remained unchanged.

Aircraft insurance and security services decreased $7.4 million (34.1 percent) partially due to negotiated reductions in aircraft insurance premiums for passenger liability and hull insurance as well as extensions to the government program providing supplemental third party war-risk insurance coverage at substantially lower premiums than prevailing commercial rates. In November 2002, Congress passed the Homeland Security Act, which mandated that the federal government provide this insurance coverage through December 2003. The Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) extends the government’s mandate to provide war-risk insurance through August 2004 and permits such coverage to be extended to December 2004. During the second quarter of 2003, we received approximately $2 million in reimbursements from TSA for security services provided by Airways. Aircraft insurance and security services decreased by 46.0 percent on an ASM basis.

Marketing and advertising increased $2.3 million (13.8 percent) primarily reflecting our promotional efforts associated with the development of our new destinations and our efforts to maintain a high level of demand in existing markets. Marketing and advertising decreased on an ASM basis by 6.7 percent.

Depreciation decreased $2.7 million (21.5 percent) primarily due to the retirement of 15 owned DC-9 aircraft since September 30, 2002. Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the expense reductions. On an ASM basis, depreciation decreased by 35.6 percent.

Other operating expenses increased $3.6 million (6.5 percent) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations. On an ASM basis, other operating expenses decreased by 12.7 percent.

Nonoperating (Income) Expense

Other (income) expense, net increased by $29.0 primarily due to the receipt of a $38.1 million cash reimbursement under the Wartime Act (see Note 8 to the Unaudited Condensed Consolidated Financial Statements) offset by a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note from Boeing Capital (see Note 7 to the Unaudited Condensed Consolidated Financial Statements).

Income Tax Expense (Benefit)

Income tax expense (benefit) was $1.8 million and $(0.8) million for the nine months ended September 30, 2003 and 2002, respectively. During the nine month period ended September 30, 2003, tax expense of $1.8 million represents the expected utilization of preacquisition net operating loss (NOL) carryforwards related to the Airways Corporation (predecessor of Airways) due to its earnings in the current period. For financial reporting purposes, a valuation allowance was recognized to offset the deferred tax assets related to those carryforwards at the date of acquisition. Accordingly, when realized, the tax benefit of the preacquisition net operating loss carryforwards will be applied to reduce goodwill related to the acquisition of Airways Corporation.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, our cash and cash equivalents, including restricted cash, totaled $308.7 million compared to $138.3 million at December 31, 2002. Operating activities for the first nine months of 2003 provided $109.6 million of cash including $38.1 million from a reimbursement under the Wartime Act, as described below. Investing activities used $56.3 million of cash primarily due to the purchase of spare parts, equipment provisioning for the B717 aircraft fleet, upgrades to our computer systems and aircraft purchase deposits on our new Boeing 737 aircraft which will begin entering the fleet in 2004. Financing activities provided $108.8 million of cash primarily from our private placement of $125 million in convertible notes due 2023 and the sale of common stock associated with the exercise of stock options, offset by payments of debt and debt issuance costs.

The Wartime Act was approved by Congress in April 2003 which includes a supplemental appropriations bill that requires reimbursement to domestic, commercial air carriers based on their proportional share of passenger security fees paid or collected through the date of enactment of the legislation. Highlights of the provision relating to air carriers are as follows:

•	$2.3 billion for reimbursement of airline security fees that have been paid or collected by the carriers as of the date of enactment. The reimbursement will occur not later than 30 days from the date of enactment of the legislation. Additionally, the collection of the passenger security fees will be suspended during the period beginning June 1, 2003 and ended September 30, 2003.

•	$100 million to compensate carriers for direct costs associated with installing strengthened cockpit doors and locks.

•	Aviation war-risk insurance provided by the government is extended through August 2004 with an option to extend the coverage through December 2004.

During the second quarter of 2003, we received $38.1 million, our proportional share of the funds from the Wartime Act. Additionally during the third quarter of 2003, we received $1.7 million as reimbursement of flight deck door reinforcement expenditures.

Generally, we rely primarily on operating cash flows to provide working capital. During the second quarter of 2003, we completed a private placement of $125 million in convertible debt. Additionally on October 1, 2003, we closed on a stock offering that provided $139.3 million in net proceeds. The proceeds received from this debt offering will be used for working capital and general corporate purposes while $67 million of the proceeds from the stock offering were used, during October 2003, to retire Airways’ 11.27% Senior Secured Note held by Boeing Capital. We currently have no lines of credit or short-term borrowing facilities. We generally must satisfy all of our working capital expenditure requirements from cash provided by operating activities, from external capital sources or from the sale of assets. Substantial portions of our assets have been pledged to secure various issues of our outstanding indebtedness. To the extent the pledged assets are sold, the applicable financing agreements generally require the sales proceeds to be applied to repay the corresponding indebtedness when the sales proceeds exceed a certain specified limit. To the extent our access to capital is constrained, we may not be able to make certain capital expenditures or continue to implement certain other aspects of our strategic plan.

Commitments

As of September 30, 2003, we had contracted with The Boeing Company (Boeing) for the acquisition of 73 Boeing 717 (B717) aircraft to be acquired through the end of 2003, 68 of which have been delivered. We have lease-financing commitments to accept delivery of the remaining 5 B717 aircraft during 2003. In July 2003, we cancelled 6 B717 option aircraft and committed to acquire 10 additional B717 aircraft during 2004 and 2005 under committed lease-financing arrangements. We also obtained contingent options to acquire up to an additional 4 B717 aircraft under similar lease-financing arrangements.

We anticipate that all of our McDonnell Douglas DC-9 (DC-9) aircraft will be retired by the end of 2003 and will be replaced by B717 aircraft.

In July 2003, we separately contracted with Boeing and with an aircraft leasing company to acquire 50 Boeing 737 (B737) aircraft with delivery dates between 2004 and 2008. In connection with these contracts, we obtained options and purchase rights from the manufacturer to acquire up to an additional 50 B737 aircraft between 2005 and 2010. We have lease-financing commitments for 22 of the B737 aircraft, and 6 related spare engines, to be delivered between 2004 and 2010 and backstop financing from an affiliate of the manufacturer for 80% of the purchase price of an additional 16 of the B737 aircraft. Should we be unable to secure financing from the financial markets on acceptable terms, backstop financing may be used.

OTHER INFORMATION

Long-term Debt

In May 2003, Holdings completed a private placement of $125 million in convertible notes due in 2023. The proceeds are to be used to improve Holdings and Airways overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The first interest payment on the notes was made July 1, 2003. The notes are unsecured senior obligations ranking equally with Holdings’ existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

The notes are convertible into shares of Holdings’ common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if: (i) after June 30, 2003, the price of Holdings’ common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter; (ii) the trading price for the notes falls below certain thresholds; (iii) the notes have been called for redemption; or (iv) specified corporate transactions occur. Holdings may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require Holdings to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. Holdings filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock which became effective in October 2003. At September 30, 2003, condition (i) above had been satisfied and, accordingly, the notes are currently convertible into Holdings’ common stock.

In June 2003, Boeing Capital Corporation (Boeing Capital) exercised its remaining conversion rights related to Holdings’ 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease in Holdings’ overall debt of $5.5 million. In connection with the conversion, Holdings issued approximately 1.0 million shares of its common stock to Boeing Capital. In accordance with accounting principles generally accepted in the United States, Holdings expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the condensed consolidated statements of income as “Other (Income) Expense – Convertible debt discount amortization”.

In August 2003, we redeemed the remaining balance of $10.3 million of Holdings’ 13% Series A Senior Secured Notes. The terms of the debt agreement require mandatory prepayments equal to 25 percent of Airways’ net income on a quarterly basis.

Labor Negotiations

On June 23, 2003, we reached a tentative labor agreement with the Association of Flight Attendants, AFL-CIO (AFA). The AFA represents approximately 1,100 flight attendants. On July 23, 2003, the AFA informed us that the union membership declined to ratify the tentative agreement. We have reconvened discussions with the AFA.

New Service

We inaugurated service to Denver, Colorado, Las Vegas, Nevada and Los Angeles, California during the second quarter of 2003. We began service to Ronald Reagan Washington National Airport in Washington, D.C. on October 23, 2003. Additionally we announced service to San Francisco, CA to begin November 12, 2003. The addition of San Francisco represents the 45th destination in our route network.

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

The FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities” (VIE). The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a VIE, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorbs a majority of the VIE’s expected losses or receives a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests.

FIN 46 initially applied to VIEs created after January 31, 2003 and to VIEs in which a company obtained an interest after that date. The FASB has recently deferred the effective date of FIN 46 to December 31, 2003 for all interests in VIEs existing prior to January 31, 2003. We have reviewed contractual agreements committed to since January 31, 2003 and did not identify any entities that met the definition of a VIE under FIN 46. We are continuing to evaluate the impact of this complex interpretation and have identified an interest in one potential VIE with whom a relationship began in late 2002. The assets and liabilities of this entity are not consolidated within our consolidated financial statements. We own one share of stock in a segregated portfolio company acquired in connection with our insurance “captive” which allows us to access the international aircraft insurance markets at lower rates than might otherwise be available in the domestic aircraft insurance markets. We are in the process of assessing the impact of FIN 46 on our relationship with this entity. If it is determined that this entity is a VIE, we have the following options under FIN 46: (i) consolidate the VIE into our financial statements; (ii) purchase selected assets from the VIE; or (iii) modify or replace the agreements currently being utilized. None of these options, if required, are expected to have a material impact on our consolidated financial position, liquidity, or results of operations. Additionally, we do not believe that we have exposure to loss due to our involvement with this entity.

We are the lessee in operating leases covering all of our leased aircraft where we do not currently consolidate the entity serving as lessor. The lessors are trusts established specifically to lease aircraft to us. These leasing entities may meet the criteria for VIEs. We generally would not be regarded as the primary obligor or the primary beneficiary of the leasing entities assuming the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar features that obligates us to absorb decreases in value or entitles us to participate in increases in values of the aircraft. We believe this is the case for all of our operating leases with the exception of two aircraft leases entered into prior to January 31, 2003, which do contain a fixed-price purchase option that allows us to purchase the aircraft at predetermined prices on specific dates during the lease term. We do not currently believe that we will be required to consolidate these two lessors under FIN 46 because, even when taking into consideration these purchase options, we would not be the primary beneficiary. . Additionally, we do not believe that we have exposure to loss due to our involvement with these lessors.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires that certain financial instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We are currently assessing the impact of this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, other than those discussed below.

Aviation Fuel

Aircraft fuel is a significant expenditure for us because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 21.5 percent and 23.1 percent of total operating expenses for the three months ended September 30, 2003 and 2002, respectively and 21.8 percent and 22.0 percent of total operating expenses for the nine months ended September 30 2003 and 2002, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed price fuel contracts and fuel cap contracts. Fixed price fuel contracts consist of agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts consist of agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. Our fixed price fuel contracts and fuel cap contracts are not required to be accounted for as derivative financial instruments, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities”. As of September 30, 2003, utilizing fixed price fuel contracts we agreed to purchase approximately 59.4 percent of our fuel needs through December 31, 2003 at a price no higher than $0.80 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations. Additionally, we have fixed price contracts covering 2004 for approximately 36.5 percent of our fuel needs at a price no higher than $0.76 per gallon of aviation fuel.

In March 2002, we terminated all of our fuel-related derivative agreements with the counterparty. The fair value of the derivative liability on the termination date was estimated to be $0.5 million. The change in value of our fuel-related derivative contracts resulted in a $5.8 million non-cash credit adjustment to “SFAS 133 adjustment” in the Unaudited Condensed Consolidated Statements of Income. Since this was an early termination of our derivative contracts, losses deferred in “Other comprehensive loss” on our Condensed Consolidated Balance Sheet are being reclassified to fuel expense as the related fuel is used through September 2004. Approximately $0.1 million and $1.4 million of these deferred losses were reclassified to fuel expense during the three months ended September 30, 2003 and 2002, respectively and $0.4 million and $5.1 million of these deferred losses were reclassified to fuel expense during the nine month period ended September 30, 2003 and 2002, respectively.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

1.1	Underwriting Agreement, dated September 25, 2003, by and between Morgan Stanley & Co. Incorporated and AirTran Holdings, Inc.

10.1*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”).

10.2*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran.

10.3*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran.

10.4*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran.

10.5	*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran.

10.6		Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran.

10.7	*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (22) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (22) individual Aircraft Lease Agreements.

10.8		Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran.

10.9	*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements.

10.10	*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran.

10.11	*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran.

10.12	*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran.

10.13	*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran.

31.1		CEO certification pursuant to Rule 13(a)-14 or 15(d)-14.

31.2		CFO certification pursuant to Rule 13(a)-14 or 15-(d)-14.

32.1		CEO certification pursuant to 18 U.S.C. Section 1350.

32.2		CFO certification pursuant to 18 U.S.C. Section 1350.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

(b)	We filed the following Current Reports on Form 8-K during the three months ended September 30, 2003:

Date of Report	Subject of Report
July 1, 2003	Press release announcing the placement of an order for 100 new Boeing 737-700 and -800 series aircraft and up to 10 Boeing 717 aircraft.

July 2, 2003	Press release announcing the conversion of $5.5 million principal amount of 7.75% Series B Convertible Notes

July 23, 2003	Press release announcing that the Association of Flight Attendants, AFL-CIO (AFA) union membership declined to ratify its tentative agreement.

July 29, 2003	Press release announcing results for the second quarter of 2003.

September 19, 2003	Press release announcing our intention to offer 8,650,000 shares of common stock.

September 19, 2003	Press release announcing the amendment of the 10-Qs for the first and second quarters of 2003.

September 26, 2003	Press release announcing the pricing of the offering of 8,650,000 shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: November 14, 2003	/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President, Finance,
Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)

AirTran Airways, Inc.
(Registrant)

Date: November 14, 2003	/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President, Finance,
Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

(a)	Exhibits:

Exhibit Number	Description

1.1	Underwriting Agreement, dated September 25, 2003, by and between Morgan Stanley & Co. Incorporated and AirTran Holdings, Inc.

10.1*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”).

10.2*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran.

10.3*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran.

10.4*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran.

10.5*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran.

10.6	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran.

10.7*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (22) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (22) individual Aircraft Lease Agreements.

10.8	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran.

10.9*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements.

10.10*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran.

10.11*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran.

10.12*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran.

10.13*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran.

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14.

31.2	CFO certification pursuant to Rule 13(a)-14 or 15-(d)-14.

32.1	CEO certification pursuant to 18 U.S.C. Section 1350.

32.2	CFO certification pursuant to 18 U.S.C. Section 1350.

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.