Form 10-K
period 2003-12-31
AIRTRAN HOLDINGS INC
filed 2004-03-12
CIK 948846

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
(Mark One)
[ Ö ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to ______________________

AirTran Holdings, Inc.
(Exact name of registrant as specified in its charter)
State of Incorporation: Nevada

9955 AirTran Boulevard, Orlando, Florida  32827
(Address of principal executive offices)
(407) 251-5600
(Registrant's telephone number, including area code)

Commission file number: 1-15991     I.R.S. Employer Identification No: 58-2189551

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock ($0.001 par value)	Name of each exchange on which registered New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [Ö ]    No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [Ö ]    No[   ]

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock of $10.47 per share on the New York Stock Exchange on June 30, 2003 (the last business day of our most recently completed second fiscal quarter), was approximately $717.1 million. As of March 9, 2004, the registrant had approximately 84,344,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on May 20, 2004 and to be filed with the Commission, are incorporated by reference into this Report on Form 10-K.

TABLE OF CONTENTS

		PAGE
PART I

Item 1	Business	5
Item 2	Properties	19
Item 3	Legal Proceedings	21
Item 4	Submission of Matters to Vote of Security Holders	21

PART II

Item 5	Market for Registrant's Common Equity and Related	22
	Stockholder Matters
Item 6	Selected Financial and Operating Data	23
Item 7	Management's Discussion and Analysis of Financial	25
	Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market	40
	Risk
Item 8	Financial Statements and Supplementary Data	42
Item 9	Changes in and Disagreements with Accountants on	70
	Accounting and Financial Disclosure
Item 9A	Controls and Procedures	70

PART III

Item 10	Directors and Executive Officers of the Registrant	72
Item 11	Executive Compensation	72
Item 12	Security Ownership of Certain Beneficial Owners and	72
	Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions	73
Item 14	Principal Accountant Fees and Services	73

PART IV

Item 15	Exhibits, Financial Statement Schedules, and Reports	74
	on Form 8-K

FORWARD-LOOKING INFORMATION

        Statements in this Form 10-K report (or otherwise made by AirTran or on AirTran's behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, which represent our management's beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes" or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change prior to the end of each quarter or the year. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

        You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1 of this report under "Risks Factors". In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

PART I

ITEM 1.  BUSINESS

The Company
All of the operations of AirTran Holdings, Inc. are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways). AirTran Airways is one of the largest low fare scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service in short-haul markets principally in the eastern United States, primarily from our hub in Atlanta, Georgia. As of March 1, 2004, we operate 75 Boeing 717 (B717) aircraft making approximately 436 scheduled flights per day to 45 airports across the United States, serving more than 60 communities in 21 states, the District of Columbia and the Bahamas.

We are one of only a few domestic airlines to report profitable operations for the year ended December 31, 2003. We have created a successful business model by targeting value oriented business and leisure travelers with high quality service at affordable fares. Our service is designed not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 11.7 million revenue passengers we carried in the year ended December 31, 2003, a 20.7 percent increase from the 9.7 million revenue passengers we carried in the prior year. With this traffic and revenue base our operating margins rank among the highest in the domestic airline industry. We achieved these results with a low cost structure that ranks among the best in the industry.

We have undertaken a number of key initiatives to strengthen our competitive position, including a fleet renewal plan. We have completed our fleet transition to an all B717 fleet with the retirement of our last McDonnell Douglas DC-9 (DC-9) on January 5, 2004. As a result, AirTran Airways operates one of the youngest fleets in the commercial aviation industry today and for the foreseeable future.

We were the launch customer for the B717, which was designed specifically for efficient short-haul service and is considered among the most modern, innovative, comfortable and environmentally friendly commercial aircraft available today. We believe the B717 will continue to enhance our overall image while also improving our operating performance. In July 2003, we announced our plans to add up to 100 new Boeing 737-700/800 (B737) aircraft to our fleet, the first of which will be delivered in June 2004. The B737 aircraft will provide us with larger aircraft, increased range and lower operating costs. We also announced orders for up to ten additional B717 aircraft to be delivered in 2004 and 2005.

During 2003, we issued $125.0 million of convertible debt at 7% and completed a stock offering of 9.1 million common shares generating proceeds of $139.2 million. Over the course of the year, we converted $5.5 million of convertible debt at 7.75%, retired $12.7 million of 13% debt and repaid $76.5 million of 11.27% debt. In total we retired debt of $94.7 million resulting in a reduction to interest expense going forward.

At the end of 2003, our total cash was $348.5 million up from $138.3 million at the end of 2002. Stockholders' equity at December 31, 2003 increased to $302.2 million from $51.9 million at the end of 2002 and our debt to equity ratio improved to 0.8 at the end of 2003, from 4.1 at the end of 2002.

Our principal executive offices are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and our telephone number is (407) 251-5600. Our official website address is www.airtran.com. Our audit committee charter, code of conduct and ethics, and filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are accessible free of charge at www.airtran.com. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer and all other officers will be disclosed on our website. During 2003, we posted in a timely manner all Exchange Act reports required to be filed during the period.

The reference to our website does not constitute incorporation by reference of the information contained at the site.

Seasonality
Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the northeastern United States. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, as we seek to stimulate demand.

Business Strategy
Quality Low Fare Service. We have maintained our competitive position by providing affordable fares that appeal to price conscious travelers with a unique product offering. Beginning with our awarding-winning, user-friendly website, airtran.com, that includes internet check-in and an easily understood fare structure and combined with a business class that any business can afford, we have created a product with broad appeal that has resulted in growing numbers of repeat passengers. We intend to continue this successful strategy, which is made possible by our comparatively low cost structure, to stimulate new demand for air travel and to expand our network. We intend to further enhance our affordable-fare product with innovative marketing, pricing and customer loyalty programs such as offering a business class cabin, advanced seat assignment and a frequent flyer program. Our unique product includes competitive fares, advanced seat assignment, business class, consumer driven automation such as online check-in and "Bye-Pass" airport self-service kiosks as well as one of the most innovative customer loyalty programs, A-Plus Rewards. In January 2004 we announced that we will be the launch airline for XM Satellite Radio which we expect to deploy fleet-wide beginning in August 2004.

All New Aircraft. In September 1999, we took delivery of our first B717 as part of a comprehensive plan to replace and upgrade our fleet of aircraft. As of January 2004, our entire fleet is comprised of the B717, resulting in an average fleet age of less than 3 years - among the lowest in the industry. The B717 is ideally suited for the short-haul, high-frequency service that we operate and provides operating efficiencies to support our already low cost structure. In addition to having higher thrust, the engines on the B717 aircraft burn approximately 24 percent less fuel per hour than the DC-9 aircraft they replaced. In June 2004 we will take delivery of our first of up to 100 new B737-700/800 aircraft. We currently have placed 28 firm orders for B737 aircraft, made leasing arrangements for 22 B737 aircraft and hold options and purchase rights for an additional 50 B737 aircraft. In July 2003, we cancelled six B717 option aircraft and committed to acquire ten additional B717 aircraft during 2004 and 2005 under committed lease-financing arrangements. We also obtained contingent options to acquire up to an additional four B717 aircraft under similar lease-financing arrangements.

Growing Atlanta Hub and Expanding Network System. As the second largest carrier at Hartsfield - Jackson

Atlanta International Airport, we have a strong presence in Atlanta. The city's large population base represents one of the largest travel market in the U.S. and its geographic position provides a strong hub from which we plan to expand our route network. Our western expansion to Denver, Los Angeles, Las Vegas and San Francisco, as well as the introduction of service to Ronald Reagan Washington National Airport (DCA) increased our route network to 45 cities during 2003. With initiation of service to DCA, we now provide service to all three airports in the metropolitan Washington area.

We believe that there are numerous markets in the United States that are underserved and over priced by major airlines that present opportunities for quality low fare service. As a result, we intend to grow our network by increasing the number of flights in markets we currently serve, by opening new markets between cities and by opening new cities as opportunities arise. Expansion of our network allows us to build upon our existing infrastructure, which should reduce unit costs and improve productivity and aircraft utilization.

Diversification of Route Network. Since 2000, we have expanded the scope of our route structure to include coast to coast flying and have increased our number of flights both from our Atlanta hub as well as other airports. We have diversified our route structure by increasing the amount of system departures from cities other than Atlanta from approximately 10 percent of our daily departures as of December 31, 2001 to approximately 26 percent of daily departures in March 2004 (see table below). Our expansion at Baltimore/Washington International Airport enabled us to initiate ten new non-stop routes. As market conditions permit, we will continue to grow both our Atlanta hub and our existing Baltimore/Washington service. In addition, we may selectively add new "point-to-point" routes between cities other than Atlanta that we currently serve, and create additional focus cities similar to our operations at Baltimore/Washington.

Airport	Daily Departures (Roundtrips)	Nonstop Markets Served	% of System Departures
Atlanta (ATL)	197	44	74%
Baltimore-Washington (BWI)	33	10	12%
Orlando (MCO)	27	14	10%
Philadelphia (PHL)	19	6	7%
Tampa (TPA)	19	5	7%
Boston (BOS)	15	3	7%

AirTran JetConnect(TM). In March 2004, we announced that we had reached an agreement with Air Wisconsin Airline Corporation to end the regional jet service known as AirTran Airways JetConnect ™. The move to end JetConnect ™ service comes after we performed an economic analysis and determined that we could operate B717 aircraft more efficiently than the Canadair regional jets in short-haul markets. The phase-out of service will begin in July 2004 and all JetConnect ™ service will end in August 2004.

Increase Sales Through Our Website. We employ the Internet as an integral portion of our marketing strategy utilizing our website. Sales booked directly on airtran.com represent our most cost-effective form of distribution. In addition to being user-friendly and simple, our website is designed to sell tickets efficiently. We recently enhanced the functionality of our website to allow passengers to select their seat, check-in and print their own boarding pass for AirTran Airways flights. As a result, we continue to experience growth in our Internet bookings, resulting in more than half of our total passenger revenue for the fourth quarter ended December 31, 2003.

Competitive Strengths
Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry, in terms of cost per available seat mile, allowing us to be profitable with our affordable-fare pricing strategy, and offering staying power against potential price competition or declines in demand. Our low operating costs are made possible through a company-wide emphasis on cost controls with emphasis on lower labor costs, lower distribution costs, and the cost efficiencies of our all new B717 jet fleet. We expect further cost reductions to result from the introduction of the B737 fleet this summer.

Attractive Atlanta Hub and Route Network. We operate 22 gates from a single concourse under long-term leases at Hartsfield-Jackson Atlanta International Airport, the world's busiest airport, and have use agreements for 4 additional gates on an adjacent concourse with potential for expansion. We are the second-largest airline in Atlanta in terms of the number of departures and seats offered. With our 2003 expansion to Denver, Las Vegas, Los Angeles and San Francisco, we now offer coast-to-coast low fares and serve most of the largest travel markets within the United States.

Diversified Traffic Base. In serving both the leisure and business traveler, we continue to see strong demand for business travel. Even as our overall base grew by 28 percent in 2003 versus the prior year, business travelers accounted for approximately 41 percent of our total revenue in 2003. Over the past three years we have also diversified our network, increasing our operations at Baltimore/Washington International Airport as well as adding a number of new direct routes from Florida. As a percentage of total operations, Atlanta now represents approximately 74 percent of our network, down from greater than 90 percent at the end of 2001. This revenue mix provides a number of marketing and cost synergies, and the diversification adds stability to our revenues by protecting against risks that may impact individual segments of our business.

Flexibility. We have consistently demonstrated our ability to adjust to changes in the economy, market conditions and a competitive industry environment. We responded rapidly to the terrorist attacks on the United States that occurred on September 11, 2001 (the September 11 Events) by reducing capacity by approximately 20 percent. Working with our labor groups, we quickly reached agreement on a variety of temporary cost reduction measures, including both pay and work rule changes, which reduced our costs consistent with capacity. By retaining our workforce we were able to quickly respond to market opportunities and expand service to a number of new markets including Florida to points throughout our network.

Innovative Marketing. We have developed a number of unique and innovative programs designed to stimulate demand for travel, create customer loyalty, highlight our unique product attributes, such as Business Class, and target both business and leisure travelers. Our popular leisure programs include Net Escapes Internet specials and X-fares student programs. Our A2B Corporate Program and Event Savers Meeting & Convention programs effectively attract business customers.

A-Plus Rewards. In 2003 we automated our popular frequent traveler program, A-Plus Rewards making it accessible online. The A-Plus Rewards program offers a number of ways to earn free travel including the use of the AirTran Visa card, Hertz car rentals and bonus earnings for business class travel. We believe this program creates strong brand loyalty and provides opportunities for incremental revenue through credit sales and partnerships. As of March 2004, we have registered more than 1.4 million members.

Competition
The airline industry is highly competitive. Airlines compete on the basis of markets served, price, schedule (frequency and flight times), quality of service, amenities, frequent flyer programs and other services. We compete with other airlines primarily on the basis of price, which is made possible by our low cost structure relative to other airlines, and by focusing on selected markets in the eastern United States. We may face greater competition from existing or new carriers in the future that could negatively impact our financial and operating results.

Competitors with greater liquidity and access to capital may price their fares at or below our fares or increase the frequency of their service. This competition could prevent us from attaining a share of the passenger traffic necessary to sustain profitable operations. Our ability to meet price competition depends on our ability to operate at costs equal to or lower than our competitors or potential competitors.

Despite the intense competition in the airline industry, we believe that our competitive strengths are our low cost structure, friendly service, competitive fares and our strong route network, anchored by our hub at Hartsfield-Jackson Atlanta International Airport. Our growing presence and brand in Baltimore/Washington, Philadelphia and a number of the Florida markets further augments the Atlanta hub and provides for a strong and defensible route system.

Fares, Route System and Scheduling
The majority of markets we serve are located in the eastern United States. These markets are attractive due to the concentration of major population centers within relatively short distances from Atlanta, Baltimore/Washington and Florida, the historically high airfares in these markets and the potential for attracting a significant number of both business and leisure customers.

As of March 2004, we served 45 cities from Atlanta and ten from Baltimore/Washington. Our schedules are designed to provide convenient service and connections for our business and leisure travelers and to facilitate connections for our passengers traveling through our hubs and focus cities. Our network strength in Atlanta provides a strong base of local and connecting traffic as we expand the hub and increase the range and scope of the markets we serve.

We offer an easy to understand fare structure with a variety of fares at differing advance purchase intervals of 14 days, seven days, three days as well as "walk-up" fares. We manage the availability of seats, at each fare level, by day of week and by flight to maximize revenue. All of our fares are one-way and most are nonrefundable, but can be changed prior to departure with a service charge. Our fares never require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fare offerings are in direct contrast to prevalent pricing policies in the industry which typically feature many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with Delta Air Lines, United Airlines, US Airways, America West Airlines, ATA, Frontier Airlines, Midwest Airlines, Icelandair and British Airways which we believe can increase our revenue opportunities and assist us with accommodating passengers during irregular operations.

In the future, we may add new markets to our existing routes and/or additional service between cities that are already served by us. If necessary, we may terminate unprofitable routes. Our selection of markets depends on a number of factors existing at the time we consider service to such markets. In our city selection process, we consider the market demographics, the support offered by the airport communities to be served, the ability to stimulate air travel and various competitive factors. Consequently, there can be no assurance that we will continue to provide service to all of the markets we currently serve or that we will or will not provide service to any other particular market.

Distribution, Marketing and e-Commerce
Our marketing efforts are focused on the price-sensitive business travelers and leisure travelers and are vital to our success as we seek to position our product and to stimulate new customer demand. These are the market segments in which the consumers seek value and which we believe offer the greatest opportunity for capturing new passengers and stimulating additional demand.

The primary objectives of our marketing activities are to develop an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate regularly and frequently with existing and potential customers through the use of advertisements in newspapers, radio, television, billboards, direct mail, e-mail, movie theatres and the Internet, as well as public relations efforts. These communications feature our destinations, quality of product, such as business class and assigned seating, everyday affordable fares and special sales promotions.

We distribute our product via the Internet, through travel agencies booking via global distribution systems (GDS) and through our own reservation call centers. The Internet is an evolving distribution channel that we believe is changing the way customers select airfares and the airlines they choose to fly. During 2003, the Internet was our largest distribution channel representing more than 62 percent of our total bookings. Our Internet sales reflect both bookings made directly through airtran.com (50 percent), as well as sales transacted through third-party websites such as Expedia.com and Travelocity.com (12 percent). Traditional travel agencies represented an additional 15 percent of our bookings while our own reservation call centers generated the remainder of our bookings for 2003.

Our website is a leader in the field of airline e-commerce. During 2003, we enhanced the functionality of our website to allow passengers booking reservations at airtran.com to make changes and reissue tickets online. Passengers can select their seat, check-in and print their own boarding passes as well as directly book hotel accommodations. As we continue to enhance our website in 2004 we expect this channel to represent a greater percentage of our distribution mix. We also introduced Bye-Pass self-service kiosks to facilitate easier check-ins at the airport for our customers.

We offer our customers an affordable business class product. The business class cabin is configured with 2 by 2 oversized seats with more leg and seat room than the typical coach cabin. Our business class is currently available for $35 over the full coach fare on a confirmed basis or $35 over certain of our other fares on a walk-up, standby basis. Members of our A2B Corporate program receive complimentary business class upgrades when purchasing certain fares.

In contrast to most other low-cost airlines, we offer our customers the ability to select seats in advance. Full fare passengers and members of our A2B Corporate travel program, which tend to purchase tickets at the last minute, are allowed to reserve seats at the time of purchase. All other customers may reserve seats at the time they check-in, either at the airport or online at airtran.com.

We also offer our automated frequent flier program known as "A-Plus Rewards." Our customers may earn either free roundtrip travel or business class upgrades on AirTran Airways, or under certain circumstances free travel on other airlines. A-Plus Rewards credits can also be earned for purchases made with an AirTran Airways A-Plus Visa card.

In the first quarter of 2003, we launched AirTran Airways Vacations, an online travel planning product in partnership with Expedia, Inc. The partnership provides airtran.com customers with a full range of vacation packages including AirTran Airways' flights, Hertz rental cars and access to more than 40,000 hotels, including specially negotiated rates at over 7,000 properties. In addition, customers may book restaurant reservations and tickets to certain events and attractions.

We perform marketing, promotional and media relations in-house. An outside firm assists us in handling advertising and public relations.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the northeastern United States. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, as we seek to stimulate demand.

Computer Reservations
We are a participant in the major travel agency GDSs, including Amadeus, Galileo, SABRE, and WorldSpan. These systems provide flight schedules, pricing information and allow travel agents to electronically process a flight reservation without contacting our reservations facility. We pay a fee for the use of the GDS systems.

For direct reservations, either through our call centers or airtran.com, we provide our customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport this information is used for customer check-in, either at the ticket counter or by use of the self-service kiosks, which helps to alleviate long lines and improve customer service.

Employees
As of December 31, 2003, we employed approximately 5,500 employees comprising approximately 5,300 full-time equivalents.

Both initial and recurrent training is provided for all employee groups. The average training period for new employees is approximately one to three weeks, depending on classification. Both pilot training and mechanic training are provided by in-house training instructors and, at times, may be performed by external training organizations.

Federal Aviation Administration (FAA) regulations require pilots to be licensed commercial pilots, with specific ratings for the aircraft to be flown, and to be medically certified as physically fit. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency fitness training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. Management personnel attend management-training classes to meet government mandated requirements as well as skills development training. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

We have employee groups that are represented by labor unions and are covered by collective bargaining agreements. The Railway Labor Act governs our relations with these labor organizations.

Our agreement with our dispatchers who are represented by the Transport Workers Union (TWU) was ratified in March 2000 and becomes amendable in October 2004. Our agreement with our pilots who are represented by the National Pilots Association (NPA) was ratified in August 2001 and becomes amendable April 2005.

We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters (IBT). Our agreement with our maintenance technicians and inspectors was ratified in October 2000 and becomes amendable in October 2005. The agreement with our technical training instructors was ratified in March 2001 and becomes amendable in March 2006. The agreement with our stores clerks was ratified in June 2001 and becomes amendable in June 2006. Our agreement with our ground service equipment employees was effective October 2001 and becomes amendable in October 2006.

We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants (AFA). The AFA contract was ratified in October 1998 and became amendable October 2002. We are currently in negotiations with the AFA.

We have employees who are not represented by labor unions. Our customer service, ramp and reservations agents are not represented by labor unions and these groups rejected unionization for the second time in January 2002. We are unable to predict whether any of our non-union employee groups will elect to be represented by a labor union or become covered by a collective bargaining agreement. The election of a bargaining representative could result in employee compensation and/or working condition demands that may impact operating performance and expenses.

Fuel
Aircraft fuel is a significant expenditure for us. Aircraft fuel accounted for 21.5 percent, 22.0 percent and 21.2 percent of our 2003, 2002 and 2001 operating expenses, excluding special items, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We utilize a fuel-hedging program to partially offset significant increases in aircraft fuel prices. Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. There can be no assurance that any such fare increase will completely offset higher fuel costs or not adversely impact our competitive position. Despite the significant impact of this cost on our operating results, we have been able to achieve improvements in our operating margins through the addition of new, fuel-efficient B717 aircraft that consume approximately 24 percent less fuel than the aircraft they replaced.

Maintenance, Repairs and Training
As of January 2004, our operating fleet consisted of 74 B717. As of December 31, 2003, the weighted-average age of our B717 fleet was under 3 years. In June 2004, we will begin taking delivery of new B737 aircraft. The B737 airframes and engines will be under warranty for a minimum of three years. We believe the long-term estimated cost of maintenance to fly our aircraft will be within industry norms. We are required to comply with new FAA regulations or Airworthiness Directives that may be promulgated in the future. There can be no assurance that our maintenance expenses (including costs to comply with aging aircraft requirements) will fall within industry norms.

Aircraft maintenance and repair consists of routine daily or "turn-around" maintenance and major overhaul. Routine daily maintenance is performed at Atlanta by our employees and by contractors at the other cities served by us. Heavy maintenance and other work that require hangar facilities are currently performed at outside maintenance contractors. Other routine daily maintenance contractors are provided by other airlines, which operate B717 or B737 aircraft or other maintenance companies approved by the FAA, both of which have employees qualified in B717 and/or B737 aircraft maintenance. During 2003 the warranty period for certain of the B717 aircraft and engines ended. We expect maintenance costs will increase as aircraft come out of warranty, and as more scheduled maintenance becomes due.

Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. The FAA recently awarded us with the Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA's highest maintenance award. This marks the seventh consecutive year we have received this award for exceeding the required levels of safety training for our maintenance technicians.

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

The U.S. government provides coverage to domestic airlines for liabilities from claims resulting from acts of terrorism, war or similar events via authority granted to it under the Homeland Security Act of 2002. The Emergency War Time Supplemental Appropriations Act of 2003 (Wartime Act) required the government to extend these policies through August 2004 and permits such coverage to be extended through December 2004. AirTran has elected this coverage, with our current policies in effect until August 31, 2004. It is expected that should the government stop providing war risk coverage to the airline industry, the premiums charged by commercial aviation insurers for this coverage will be substantially higher than the premiums currently charged by the government.

Airport Operations
Ground handling services typically are of three types - public contact only, under-wing only and complete ground handling. Public contact services involve meeting, greeting and serving our customers at the check-in counter, gate and baggage claim area. Under-wing ground handling services include, but are not limited to, marshaling the aircraft into and out of the gate, baggage and mail loading and unloading, as well as lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact and under-wing services combined.

We conduct complete ground handling services in 31 airports, including Atlanta. At other airports, the operations not conducted by our employees are contracted to other air carriers, ground handling companies or fixed base operators. We have employees at each of these cities to oversee our operations.

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

DOT Oversight
Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the United States Department of Transportation (DOT) retains the authority to alter or amend any airline's certificate or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

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

Federal Aviation Taxes and Passenger Facility Charges
In 1997, a law was enacted imposing new aviation ticket taxes as part of larger tax legislation designed to balance the nation's budget, provide targeted tax relief and fund air traffic control, other FAA programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Currently, the federal excise tax on tickets is 7.5 percent of the base fare, with a segment fee of $3.00 per passenger enplanement, up to $6.00 each way or $12.00 per round trip. Additionally, in conjunction with the Transportation Security Administration taking responsibility for airport security on February 18, 2002, there is a new security tax of $2.50 per enplaned passenger, up to $5.00 each way or $10 per round trip.

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, range from $3.00 to $4.50 per enplanement and up to $18 per round trip.

Fuel Tax
In August 1993, the federal government increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. Additionally we pay state and other taxes on fuel. We paid approximately $20.2 million in fuel taxes in 2003.

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

The Aviation and Transportation Security Act, or the Aviation Security Act, was enacted in November 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration, or the TSA, to oversee all aviation security, and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Effective February 2002, the TSA imposed an annual Security Infrastructure Fee based on our 2000 security costs. Beginning October 2004, the TSA may revise the way it assesses this fee, which could result in increased costs for us.

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

All international service is subject to the regulatory requirements of the appropriate authorities of the other country involved. We currently operate scheduled international service to Grand Bahama Island. To the extent we seek to provide additional international air transportation in the future, we will be required to obtain necessary authority from the DOT and the applicable foreign government.

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

We have a significant amount of fixed obligations that could impair our ability to make principal and interest payments on our debt obligations and lease payments on our lease obligations.

We have significant debt obligations. We may incur substantial additional debt related to aircraft deliveries. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Our ability to make scheduled payments of principal or interest for our financing obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are, to some extent, beyond our control.

The amount of our debt could have important consequences to investors, including the following:

--	A substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for operations;
--	Our ability to obtain additional financing for aircraft purchases, capital expenditures, working capital, or general corporate purposes could be limited.

Covenants in our debt instruments could limit how we conduct our business, which could affect our long-term growth potential.

Our debt instruments contain covenants that, among other things, restrict our ability to:

--	Pay dividends and/or other distributions;
--	Acquire new aircraft and;
--	Enter into mergers, consolidations or other business combinations.

As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits.

Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to a default under the terms of those agreements. If such a default occurs, the other parties to these agreements could declare all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable. If that occurs, we may not be able to make payments on our debt, meet our working capital and capital expenditure requirements, or be able to find additional alternative financing on favorable or acceptable terms.

Further increases in fuel costs will negatively affect our operating expenses and financial results.

Aircraft fuel is a significant expenditure for us. Aircraft fuel accounted for 21.5 percent and 22.0 percent of our 2003 and 2002 operating expenses, respectively, excluding special items. Due to the effect of world and economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results.

We are subject to various risks as a result of our fleet concentration in B717s.

Although we anticipate adding B737s to our fleet beginning in June 2004, at the end of 2003, our fleet consisted almost entirely of B717 aircraft. Although we derive certain benefits in terms of reduced maintenance, training and other costs as a result, a concentration of our fleet in one aircraft type may expose us to certain risks in the event of, among other things, FAA action to ground that aircraft generally if actual or suspected defects were discovered in the future unique to that aircraft or if the manufacturer were to discontinue the production of the aircraft, there could be, among other things, increased costs in later years associated with parts acquisition and/or maintenance. Certain other carriers operating with a more diversified fleet may be better able to withstand such an event, if such an event occurred in the future.

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

The profitability of our operations is influenced by the condition of the United States economy, which may impact the demand for discretionary travel and our competitive pricing position. A substantial portion of our business is discretionary travel, which declines during economic downturns.

We depend heavily on the Atlanta market to be successful.

Our business strategy has historically focused on adding flights to and from our Atlanta base of operations. We recently expanded the scope and growth of our route network to increase the amount of non-Atlanta flights; going from approximately 10 percent outside of Atlanta during 2000 to approximately 26 percent by year-end 2003. While we have reduced our dependence on Atlanta, a non-strategic, external reduction in our share of the Atlanta market or reduced passenger traffic to or from Atlanta could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a primary hub and on a route network operating largely on the East Coast makes us more susceptible to adverse weather conditions and other traffic delays along the East Coast than some of our competitors that may be better able to spread these traffic risks over larger route networks.

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

Our maintenance costs are expected to increase.

Our recent maintenance expenses have been lower than what we expect to incur in the future because of the young age of our B717 aircraft fleet. Our maintenance costs are expected to increase as these aircraft age and utilization increases.

Our reputation and financial results could be negatively affected in the event of a major aircraft accident.

An accident involving one of our aircraft could involve not only repair or replacement of the damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that our aircraft are less safe or reliable than other airlines, and that could have a negative effect on our business. The occurrence of one or more incidents or accidents involving our aircraft could have a material adverse effect on the public's perception of us and our future operations.

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

Increased labor costs may adversely affect our results of operations.

Labor costs constitute a significant percentage of our total operating costs. A substantial portion of our work force is represented by labor unions and covered by collective bargaining agreements. Our agreement with our dispatchers who are represented by the Transport Workers Union ("TWU") was ratified in March 2000 and becomes amendable in October 2004. Our agreement with our pilots who are represented by the National Pilots Association ("NPA") was ratified in August 2001 and becomes amendable April 2005. We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters ("IBT"). Our agreement with our maintenance technicians and inspectors was ratified in October 2000 and becomes amendable in October 2005. The agreement with our technical training instructors was ratified in March 2001 and becomes amendable in March 2006. The agreement with our stores clerks was ratified in June 2001 and becomes amendable in June 2006. Our agreement with our ground service equipment employees was effective October 2001 and becomes amendable in October 2006. We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants ("AFA"). The AFA contract was ratified in October 1998 and became amendable October 2002. We are currently in negotiations with the AFA.

Future acts of terrorism or escalation of U.S. military involvement overseas could adversely affect the industry.

Even if not directed at the airline industry, a future act of terrorism, the threat of such acts or escalation of United States military involvement overseas could have an adverse effect the on the airline industry. In the event of a terrorist attack, the airline industry would likely experience significantly reduced demand. We cannot assure you that these actions, or consequences resulting from these actions, will not harm our business or the airline industry generally.

The airline industry has incurred significant losses resulting in airline restructurings and bankruptcies, which could result in changes in our industry.

As a result of slower general economic conditions, the continuing impact of the 2001 terrorist attacks, and military action in Iraq the airline industry has experienced a decline in demand which has resulted in record financial losses. In response to the adverse financial results the airline industry has experienced, most airlines have taken actions in an effort to reduce losses, such as reducing capacity, reducing employee headcount, limiting service offerings, renegotiating labor contracts and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. Some airlines have reexamined their traditional business models and have created or plan to launch their own low-fare operations which may lead to increased competition for us. Despite these actions, financial losses in the airline industry have continued through 2003 and it is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur; the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the airline industry generally.

ITEM 2.  PROPERTIES

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2003:

Aircraft Type	Average No. of Seats	Owned	Leased	Total	Average Age (Years)
--------------------------	----------	----------	----------	----------	----------
B717	117	8	65	73	2.8
DC-9	106	0	1	1	33.9
		----------	----------	----------	----------
Total		8	66	74	3.2
		======	======	======	======

As of December 31, 2003, AirTran Airways has contracted with The Boeing Company (Boeing) and an aircraft leasing company to acquire 50 B737 aircraft with delivery dates between 2004 and 2008. In connection with AirTran Airways agreement with Boeing, AirTran Airways also obtained options and purchase rights from Boeing to acquire up to an additional 50 B737 aircraft with delivery dates between 2005 and 2010. Pursuant to AirTran Airways' arrangement with the aircraft leasing company, AirTran Airways entered into individual operating leases for 22 of the B737 aircraft, and has entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines, to be delivered between 2004 and 2010. Additionally, AirTran Airways has obtained financing commitments from an affiliate of Boeing for up to 80% of the purchase price of 16 of the B737 aircraft should AirTran Airways be unable to secure financing from the financial markets on acceptable terms. During 2004, AirTran Airways is scheduled to take delivery of eight of these B737 aircraft with six such aircraft subject to individual operating leases mentioned above. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

Additionally, during 2003, AirTran Airways acquired 23 B717 aircraft in accordance with agreements with Boeing and Boeing Capital Loan Corporation (BCC), bringing our total B717 fleet to 73 aircraft. One aircraft was delivered through a sale/leaseback transaction with an affiliate of BCC and 22 aircraft are subject to individual operating leases with affiliates of BCC. In July 2003, we cancelled our remaining six options to acquire six B717 aircraft with Boeing and agreed to acquire 10 additional B717 during 2004 and 2005. These aircraft may be used or new and shall either be subject to operating leases or sale/leaseback transactions with BCC or affiliates thereof. We also obtained contingent options to acquire up to an additional four B717 aircraft under similar lease-financing arrangements. As of March 1, 2004, we operated 75 B717 aircraft.

As of December 31, 2003, all of our owned operating aircraft were encumbered under debt agreements. For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders on additional aircraft, see Notes 1, 4 and 8 to the consolidated financial statements.

Ground Facilities

Our principal executive offices are located at the Orlando International Airport in a leased facility consisting of approximately 34,000 square feet of office space. The facility houses our executive offices as well as our operations staff (including in-flight operations and station operations), general administrative staff, computer systems and personnel training facility. The lease agreement for this facility expires at the end of 2007 and may be extended an additional ten years through the exercise of options in five-year increments.

We own an aircraft hangar measuring approximately 70,000 square feet at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The ground lease agreement for this facility expires in 2011 and may be extended an additional ten years through the exercise of options in five-year increments. The hangar houses a portion of our maintenance staff, maintenance records and parts inventory.

We also lease the following facilities:

--	Approximately 22,000 square feet of office space in Atlanta for use as a reservations center under a lease which expires September 30, 2004;
--	Approximately 27,000 square feet of space in Atlanta for use as a training center under a lease which expires October 31, 2005;
--	Approximately 13,000 square feet of space in Savannah, Georgia for a reservations center under a lease which expires in February 2006; and
--	Approximately 91,000 square feet of space in Atlanta for a warehouse and engine repair facility under a lease that expires in August 2006.

We have signatory status on the lease of facilities at Hartsfield-Jackson Atlanta International Airport, which expires in September 2010. We also have signatory status at several other airports. The lease at Baltimore/Washington International (BWI) covers five gates and expires in June 2006. The check-in-counters, gates and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority or subleased from other airlines. These arrangements may include baggage handling, station operations, cleaning and other services. If these facilities at any additional cities to be served by us are not available at acceptable rates, or if such facilities become no longer available to us at acceptable rates, then we may choose not to serve those markets.

During December 2002, we broke ground for a planned $14.5 million hangar facility at Hartsfield-Jackson Atlanta International Airport. The 56,700 square-foot hangar will be large enough to hold two of our B717 aircraft simultaneously and will also have a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. Completion of construction is expected by May 2004. Financing for the hangar is based on a 20 year lease obligation commencing after construction is complete.

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

Market Information

Our common stock, $.001 par value, is traded on the New York Stock Exchange under the symbol "AAI." Prior to August 15, 2001, our common stock was traded on the American Stock Exchange under the symbol "AAI." The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2003 and 2002:
	2003		2002
Quarter	High	Low	High	Low
--------------------------	--------	--------	--------	----------
1st	$ 7.12	$ 3.90	$ 7.45	$ 5.31
2nd	$10.95	$ 6.75	$ 6.32	$ 5.00
3rd	$18.30	$ 10.45	$ 5.54	$ 2.34
4th	$20.84	$ 10.85	$ 4.50	$ 2.51

Holders

As of March 8, 2004, there were approximately 4,776 stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this Report on Form 10-K below.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

The following financial information for the five years ended December 31, 2003 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related Notes thereto included elsewhere herein.
Financial Data: (in 000s, except per share data)	2003		2002		2001		2000		1999
Operating revenues	$ 918,040		$ 733,370		$ 665,164		$ 624,094		$ 523,468
Net income (loss)	$ 100,517	(1)	$ 10,745	(2)	$ (2,757	)(3)	$ 47,436		$ (99,394	)(4)
Earnings (loss) per common share:
Basic	$ 1.33		$ 0.15		$ (0.04)		$ 0.72		$ (1.53)
Diluted	$ 1.21		$ 0.15		$ (0.04)		$ 0.69		$ (1.53)
Total assets at year-end	$ 808,364		$ 473,450		$ 497,816		$ 546,255		$ 467,014
Long-term debt obligations including current maturities at year-end	$ 246,836		$ 210,173		$ 268,211		$ 427,903		$ 415,688

Operating Data:
Revenue passengers	11,651,340		9,653,777		8,302,732		7,566,986		6,460,533
Revenue passenger miles (RPM) (000s) (5)	7,143,125		5,581,263		4,506,007		4,115,745		3,473,490
Available seat miles (ASM) (000s) (6)	10,046,385		8,255,809		6,537,756		5,859,395		5,467,556
Passenger load factor (7)	71.1%		67.6%		68.9%		70.2%		63.5%
Break-even load factor (8)	64.1%		66.7%		66.3%		64.7%		59.4%
Average yield per RPM (9)	12.46	¢	12.79	¢	14.39	¢	14.70	¢	14.01	¢
Passenger revenue per ASM (10)	8.86	¢	8.64	¢	9.92	¢	10.32	¢	8.90	¢
Operating cost per ASM (11)	8.28	¢	8.51	¢	9.33	¢	9.27	¢	8.19	¢
Operating cost per ASM, excluding aircraft fuel (12)	6.50	¢	6.64	¢	7.20	¢	6.87	¢	6.94	¢
Average stage length (miles)	599		567		541		537		528
Average cost of aircraft fuel per gallon	98.39	¢	90.37	¢	93.85	¢	100.89	¢	49.95	¢
Average daily utilization (hours:minutes) (13)	10:56		10:36		9:54		10:18		9:54
Number of operating aircraft in fleet at end of period	74		65		59		53		47

Note: All special items listed below are pre-tax.

(1)							Includes a $38.1 million payment under the Wartime Act, deferred debt discount/issuance cost amortization of $12.3 million and reversal of a tax valuation allowance of $15.9 million
(2)							Includes a $0.6 million grant from the U.S. government pursuant to the Air Transportation Safety and System Stabilization Act (the Stabilization Act)
(3)

Includes a $28.0 million impairment loss related to our DC-9 fleet, an $18.1 million impairment loss/lease termination charge related to our retired B737 fleet, special charges of $2.5 million incurred during the federal ground stop order, a $29.0 million grant from the U.S. government pursuant to the Stabilization Act, and the cumulative effect of a change in accounting principle of $0.7 million

(4)							Includes a $147.7 million impairment loss related to our DC-9 fleet and a gain of $19.6 million for a litigation settlement
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
(11)							Operating expenses, excluding special items, divided by ASMs
(12)							Operating expenses, excluding aircraft fuel expense and special items, divided by ASMs
(13)							The average amount of time per day that an aircraft flown is operated in revenue service

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the results of litigation or investigation. Our forward-looking statements can be identified by the use of terminology such as "anticipates," "expects," "intends," "believes," "will" or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

All of the operations of AirTran Holdings, Inc. are conducted by our wholly-owned subsidiary, AirTran Airways, Inc., which is the second-largest low-fare scheduled airline in the United States in terms of departures. We offer scheduled airline service principally serving short-haul markets, primarily from our hub at Hartsfield - Jackson Atlanta International Airport in Atlanta, Georgia. As of March 1, 2004, we operate 75 aircraft making approximately 436 flights per day serving 45 airports across the United States, serving more than 60 communities in 21 states, the District of Columbia and the Bahamas.

We have created a successful niche in selected markets by targeting price-sensitive business and leisure travelers. In addition to offering an affordable-fare alternative to higher-priced airlines, we believe we contribute toward the overall growth of the markets we serve by stimulating demand among travelers who may otherwise utilize ground transportation or not travel at all. Our service is intended not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 11.7 million revenue passengers we carried in the year ended December 31, 2003, a 20.7 percent increase from the 9.7 million revenue passengers we carried in the prior year ended December 31, 2002. With this traffic and revenue base, our operating margins, excluding special items, rank among the highest in the domestic airline industry. We achieved this result with a cost structure that ranks among the best in the industry (in terms of cost per available seat mile).

YEAR IN REVIEW

In 2003, we achieved a number of significant accomplishments during what continues to be one of the most challenging periods in the commercial airline industry. While the industry recorded significant losses in 2003, we recorded net income of $100.5 million including a $38.1 million payment under the Wartime Act, a charge of $12.3 million of deferred debt discount/issuance cost amortization resulting from the paydown of debt and a $15.9 million credit due to the reversal of a tax valuation allowance. We achieved these results in an operational and financial environment characterized by significant increases in aviation insurance costs, increased passenger screening costs resulting from evolving security laws and procedures, escalating fuel prices, and, in general, a recessionary domestic economic environment.

We have undertaken a number of key initiatives to strengthen our competitive position, including a fleet renewal plan. We have upgraded our aircraft fleet through the acquisition of 73 Boeing B717 through December 31, 2003. We were the launch customer for the B717, which was designed specifically for efficient short-haul service and is considered among the most modern, innovative, comfortable and environmentally friendly commercial aircraft available today. We retired our last DC-9 on January 5, 2004. We believe the conversion to the B717s will continue to enhance our overall image and improve our operating performance. During 2003, we committed to acquire 50 B737 aircraft with delivery dates beginning in June 2004 with options and purchase rights to acquire an additional 50 B737 aircraft through 2010. We also offer amenities such as a Business Class, assigned seating, a frequent flier program, same concourse connections at Hartsfield-Jackson Atlanta International Airport and full participation in travel agents' computer reservations.

Additionally we strengthened our balance sheet by issuing $145.9 million in common stock equity and $125.0 million of convertible debt at 7% while paying down $76.5 million of long term debt at 11.27%, $12.7 million of long term debt at 13% and converting to equity $5.5 million of convertible debt at 7.75%. We ended the 2003 year with $348.5 million in cash compared to $138.3 million at December 31, 2002. Our stockholders' equity increased to $302.2 million from $51.9 million at December 31, 2002. Additionally, our debt to equity ratio improved from 4.1 in 2002 to 0.8 at the end of 2003.

Other highlights from 2003 include the following:

--	Inauguration of service to four new western destinations, including Denver, CO, Los Angeles, CA, Las Vegas, NV and San Francisco, CA.
--	Commenced new service to Ronald Reagan Washington National Airport.
--	Rolled out self-service kiosks at airport locations.
--	Implemented online check-in over the Internet and other web-based customer service enhancements
--	Celebrated the Company's 10-year anniversary on October 26, 2003.

Many of our competitors have experienced significant financial and operational hardships, including bankruptcy protection and capacity reductions. As these competitors downsize their operations, market opportunities may become available to add frequencies in existing markets and new markets between existing cities as well as adding new cities as opportunities arise. As a result, we expect to lower costs, improve productivity and increase aircraft utilization.

Although we were able to generally offset the increased level of operating expenses in 2003 with lower maintenance and distribution costs, there can be no assurance we will be able to continue to offset any additional expenses, particularly resulting from increases in the price of fuel, further changes to security procedures or increases in aircraft insurance costs.

RESULTS OF OPERATIONS

2003 Compared to 2002

Summary

For the year 2003 we recorded operating income of $86.3 million, net income of $100.5 million and diluted earnings per common share of $1.21. These results reflect a credit of $38.1 million for a payment from the United States government under the Emergency Wartime Supplemental Appropriations Act of 2003 (Wartime Act), a charge of $12.3 million for the write off of debt discount and debt issuance costs due to early payoff of debt and the conversion of debt to equity and a credit of $15.9 million created by the reversal of a tax valuation allowance. Our diluted earnings per common share were increased by $0.48 upon recognition of these items (see Notes 3, 7 and 12 to the Consolidated Financial Statements). For the comparative period in 2002, including special items, we recorded operating income of $30.6 million, net income of $10.7 million and diluted earnings per common share of $0.15. Our 2002 results included a credit of $0.6 million for a government grant received pursuant to the Air Transportation Safety and System Stabilization Act (Stabilization Act). Our diluted earnings per common share for the year ended December 31, 2002 were increased by $0.01 upon recognition of the government grant (see Note 3 to the Consolidated Financial Statements).

Operating Revenues

Our operating revenues for the year increased $184.7 million (25.2 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 28.0 percent increase in traffic, as measured by revenue passenger miles (RPMs).

During 2003, we took delivery of 23 Boeing 717 aircraft and retired nine owned DC-9 aircraft and five leased DC-9 aircraft (total of 14 DC-9 aircraft). As a result, our capacity, as measured by available seat miles (ASM), increased by 21.7 percent. When coupled with our RPM growth of 28.0 percent, our load factor increased 3.5 percentage points to 71.1 percent.

While we continued to grow our operations by adding new aircraft to our fleet, new destinations to our route network, and additional frequencies between existing city pairs, we continued to experience a decline in yields during 2003. Our average yield, as measured by revenue per passenger seat mile, decreased 2.6 percent to 12.46 cents per RPM. The reduction in yield resulted from a 3.3 percent increase in our average fare to $76.38 and a 6.1 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers, to 613 miles. This decline in yield, when combined with our 3.5 percentage point increase in passenger load factor, resulted in a 2.5 percent increase in passenger unit revenues, or passenger RASM, to 8.86 cents per ASM.

Cargo revenues declined $0.5 million primarily due to reduced levels of mail transported for the U.S. Postal Service. In general, the demand for short-haul cargo transportation has diminished and we continue to focus our resources on passenger transportation.

Operating Expenses

Our operating expenses for the year increased $128.9 million (18.3 percent) on an ASM increase of 21.7 percent. This increase is due to operating an average of eight additional aircraft for the entire year and the end of the warranty period on our aircraft engines resulting in increases to maintenance expense.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or operating expenses per ASM, for 2003 and 2002:

	Year Ended December 31,				Percent
	2003		2002		Change

Salaries, wages and benefits	2.31	¢	2.46	¢	(6.1)
Aircraft fuel	1.78		1.87		(4.8)
Aircraft rent	1.24		0.88		40.9
Maintenance, materials and repairs	0.63		0.57		10.5
Distribution	0.45		0.52		(13.5)
Landing fees and other rents	0.52		0.51		2.0
Aircraft insurance and security services	0.20		0.36		(44.4)
Marketing and advertising	0.24		0.25		(4.0)
Depreciation	0.13		0.21		(38.1)
Other operating	0.78		0.88		(11.4)

Total CASM	8.28	¢	8.51	¢	(2.7)
	=====		=====

Salaries, wages and benefits increased $28.3 million (13.9 percent overall or a decrease of 6.1 percent on a CASM basis) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. We employed approximately 5,500 employees (including approximately 5,300 full-time equivalents) at year-end 2003 representing roughly a 16.8 percent increase over the comparative period.

Aircraft fuel, including fuel-hedging activities, increased $24.3 million (15.7 percent overall, and improved 4.8 percent on a CASM basis). In 2003, we consumed 6.3 percent more fuel primarily due to the growth of our operations. We also experienced increases in the price of aircraft fuel purchases. Improvements to our fuel consumption per block hour partially offset our greater fuel consumption and the price increases. Our average per gallon cost of fuel, including all fees, taxes, and hedging activities increased 8.9 percent to 98.4 cents. Our fuel consumption improved 8.7 percent decreasing to 659 gallons per block hour compared to 722 gallons per block hour in 2002. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are more fuel-efficient. The results of our terminated derivative contracts increased aircraft fuel expense by $0.5 million and $6.0 million during 2003 and 2002, respectively. Our fixed-price fuel contracts and fuel cap contracts reduced our fuel expense by $7.4 million and $4.7 million during 2003 and 2002, respectively.

Aircraft rent increased $51.5 million (70.9 percent overall or 40.9 percent on a CASM basis) due to a greater percentage of our aircraft fleet being leased. Twenty-three lease-financed B717 aircraft were added to our fleet during 2003. We have lease-financing commitments in place to accept delivery of six B737 aircraft and six B717 aircraft during 2004.

Maintenance, materials and repairs increased $16.3 million (34.5 percent or 10.5 percent on a CASM basis). On a block hour basis, maintenance costs increased 15.5 percent to approximately $231 per block hour. Prior to 2003, the B717 aircraft parts and components were under warranty. During 2003, we commenced payments under previously negotiated agreements covering the maintenance, repair and overhaul of major B717 aircraft engine, parts and components. Under these agreements, we pay monthly fees based on either the number of flight hours flown or the number of landings made. Under these contracts, maintenance costs are expensed monthly as the aircraft is utilized.

Distribution costs increased $2.2 million (5.2 percent overall or improved13.5 percent on a CASM basis). Our improvement in this area, on a CASM basis, was primarily due to: (i) a greater percentage of our passenger sales being generated online via our website; and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to more traditional methods such as through travel agents and global distribution systems. During 2002 we revised our commission structure to eliminate the standard 5 percent commission for travel agencies. We continue to offer a 5 percent commission for sales transacted through the travel agent section of our website. Our commission cost savings was partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees.

Landing fees and other rents increased $10.5 million (24.9 percent, and 2.0 percent on a CASM basis) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route network.

Aircraft insurance and security services declined $9.6 million (32.9 percent or 44.4 percent on a CASM basis) primarily from a significant reduction in aircraft hull and passenger liability insurance rates in 2003, despite increases in the insured fleet hull value as a result of the new B717 aircraft deliveries.

Marketing and advertising increased $3.1 million (15.0 percent, and improved 4.0 percent on a CASM basis) primarily reflecting our promotional efforts associated with the development of our new destinations and efforts to generate demand in all markets.

Depreciation decreased $4.4 million (26.0 percent or 38.1 percent on a CASM basis) primarily due to the retirement of 9 and 14 owned aircraft during 2003 and 2002, respectively.

Other operating expenses increased $6.7 million (9.3 percent, and improved 11.4 percent on a CASM basis) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and the costs associated with our new reservations system and other automation projects.

Non-operating Expenses

Other (income) expense, net decreased by $21.4 million primarily due to the receipt of a government reimbursement pursuant to the Wartime Act of $38.1 million, partially offset by a $12.3 charge related to the write off of unamortized debt discount and issuance costs due to the early retirement of debt and of conversion of debt to equity (see Note 7 to the Consolidated Financial Statements). Additionally, interest expense decreased by approximately $1 million due to the payoff of high interest rate debt and the issuance of lower interest rate debt. Interest income increased approximately $1.2 million due to higher cash balances available for investment.

Income Tax Benefit

Income tax benefit was $13.4 million and $0.8 million for 2003 and 2002, respectively. As a result of our two consecutive years of profitable results in 2003 and 2002 and the expectation of continued profitability, we recorded a tax benefit of $15.9 million as a result of the reversal of the valuation allowance on the deferred tax asset related to our NOL carryforwards. We maintained a valuation allowance of approximately $4.1 million consisting of $3.3 million in AMT credit carryforwards and $0.8 million in state NOL carryforwards that may expire without being used. During 2002 we recorded income tax benefit of $0.8 million due to a change in federal tax law as discussed below.

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the AMT NOL 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million in 2002. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

2002 Compared to 2001

Summary
For the year 2002 we recorded operating income of $30.6 million, net income of $10.7 million and diluted earnings per common share of $0.15. These results reflect a credit of $0.6 million for government grant funds received pursuant to the Stabilization Act. Our diluted earnings per common share were increased by $0.01 upon recognition of the government grant (see Note 3 to the Consolidated Financial Statements). For the comparative period in 2001, including special items, we recorded operating income of $6.8 million, a net loss of $2.8 million and a diluted loss per common share of $0.04. Our 2001 results were significantly affected by the terrorist attacks on the United States that occurred on September 11, 2001 (the September 11 Events) and include: (i) special charges of $46.1 million in operating expenses that reflect reductions in aircraft fleet values, aircraft lease termination charges; and (ii) special charges of $2.5 million directly related to the September 11 Events. Our non-operating results for 2001 included a special item of $4.3 million representing additional debt discount amortization resulting from the exercise of conversion rights on approximately two-thirds of our 7.75% Series B Senior Convertible Notes and a credit of $29.0 million for government grant funds we expected to receive pursuant to the Stabilization Act. Our diluted earnings per common share for the year ended December 31, 2001 were increased by $0.42 upon recognition of the government grant (see Note 3 to the Consolidated Financial Statements).

Our passenger revenues for the period from September through December 2001 were significantly affected by the September 11 Events. In response to the terrorist attacks, the Federal Aviation Administration (FAA) immediately issued a federal ground stop order on September 11th, which prohibited all civil aviation flights from operation within the national airspace of the United States. The U.S. airspace was not reopened until September 13th, at which time we operated a portion of our pre-September 11th scheduled operations. Once flights resumed, passenger traffic and yields were significantly lower than we had experienced prior to September 11th. In an effort to match our capacity to the reduced level of demand, we reduced our operations to levels similar to those we operated during the same period in 2000, despite the fact that we had been successful in growing our capacity by 18 percent earlier in the year. In addition, many corporations curtailed their business travel and leisure travelers cancelled or postponed vacations, which forced airlines to reduce airfares in an attempt to stimulate demand. Despite these actions, our traffic dropped in the post-September 11th period by over 11 percent, which resulted in our passenger load factor declining eight percentage points compared to the previous year. Passenger yields also suffered during the post-September 11th period declining nearly 15 percent year-over-year. This resulted in a $51.8 million, or 25 percent, decline in passenger revenues compared to the same time period in 2000.

On September 22, 2001, President Bush signed into law the Stabilization Act, which provided, in part, for qualifying U.S. airlines and air cargo carriers to receive: up to $5 billion in compensation for direct losses, including lost revenues, incurred as a direct result of the FAA ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the September 11 Events; up to $10 billion in federal government loan guarantees; reimbursement for certain insurance increases; and the extension in due dates for payment of certain excise taxes. Each air carrier was entitled to receive the lesser of its direct and incremental losses for the period of September 11, 2001 to December 31, 2001 or its available seat mile (ASM) allocation of the $5 billion compensation. We received compensation payments of $5.0 million and $24.6 million during 2002 and 2001, respectively. Related to these payments, we recognized income of $0.6 million and $29.0 million in 2002 and 2001, respectively, which is included in Other (income) expense, net - Government Grant on the accompanying Consolidated Statements of Operations.

Operating Revenues

Our operating revenues for the year increased $68.2 million (10.3 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 23.9 percent increase in traffic, as measured by revenue passenger miles (RPMs).

During 2002, we took delivery of 20 Boeing 717 aircraft and retired 14 DC9 aircraft. As a result, our capacity, as measured by ASMs, increased by 26.3 percent. When coupled with our RPM growth of 23.9 percent, our load factor declined 1.3 percentage points to 67.6 percent.

Although we continued to grow our operations by adding new aircraft to our fleet, new destinations to our route network, and additional frequencies between existing city pairs, the general erosion of yields and passenger load factors that began in the third quarter of 2001 continued to unfavorably affect our passenger revenues during 2002. Our average yield, as measured by revenue per passenger seat mile, decreased 11.1 percent to 12.79 cents per RPM. The reduction in yield resulted from a 5.4 percent decrease in our average fare to $73.93 and a 6.5 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers, to 578 miles. This decline in yield, when combined with our 1.3 percentage point decline in passenger load factor, resulted in a 12.9 percent decline in passenger unit revenues, or passenger RASM, to 8.64 cents per ASM.

Cargo revenues declined $0.7 million primarily due to reduced levels of mail transported for the U.S. Postal Service. In general, the demand for short-haul cargo transportation has diminished following the September 11 Events and we have alternatively focused our resources on passenger transportation.

Operating Expenses

Our operating expenses for the year increased $44.4 million (6.7 percent), including special items, on an ASM increase of 26.3 percent. Operating expenses for 2001 reflect: (i) an impairment charge of $18.1 million related to the write-down of the net book value of our owned B737 fleet and for charges related to the termination of the lease on one B737 aircraft; (ii) special charges of $28.0 million related to the impairment of our owned DC-9 aircraft fleet, and (iii) $2.5 million of other costs directly related to the September 11

Events. Excluding special items, our operating cost per ASM (CASM) improved 8.8 percent to 8.51 cents on ASM growth of 26.3 percent.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or operating expenses per ASM, for 2002 and 2001:

	Year Ended December 31,				Percent
	2002		2001		Change

Salaries, wages and benefits	2.46	¢	2.43	¢	1.2
Aircraft fuel	1.87		2.13		(12.2)
Aircraft rent	0.88		0.54		63.0
Maintenance, materials and repairs	0.57		1.05		(45.7)
Distribution	0.52		0.69		(24.6)
Landing fees and other rents	0.51		0.55		(7.3)
Aircraft insurance and security services	0.36		0.19		89.5
Marketing and advertising	0.25		0.28		(10.7)
Depreciation	0.21		0.43		(51.2)
Other operating	0.88		1.04		(15.4)

Total CASM	8.51	¢	9.33	¢	(8.8)
	=====		=====

Note:					Amounts for 2001 exclude impairment loss/lease termination and special charges of $46.1 million and $2.5 million, respectively (0.74¢ on a CASM basis).

Salaries, wages and benefits increased $44.4 million (27.9 percent overall or 1.2 percent on a CASM basis) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. We employed approximately 5,000 employees (including approximately 4,700 full-time equivalents) at year-end 2002 representing roughly a 17.6 percent increase over the comparative period.

Aircraft fuel, including fuel-hedging activities, increased $15.1 million (10.8 percent overall, and improved 12.2 percent on a CASM basis). In 2002, we consumed 15.1 percent more fuel primarily due to the growth of our operations. Decreases in the price of aircraft fuel purchases and improvements to our fuel consumption per block hour partially offset our greater fuel consumption. Our average per gallon cost of fuel, including all fees, taxes, and hedging activities decreased 3.7 percent to 90.37 cents. Our fuel consumption improved 7.0 percent decreasing to 722 gallons per block hour. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are more fuel-efficient. We expect to derive additional fuel consumption per block hour improvements in 2003 as we retire the remaining 15 DC-9 aircraft and operate an all-Boeing 717 aircraft fleet by the end of the year. The results of our terminated derivative contracts increased aircraft fuel expense by $6.0 million and $2.5 million during 2002 and 2001, respectively. Our fixed-price fuel contracts and our fuel cap contracts reduced our fuel expense $4.7 million during 2002.

Aircraft rent increased $37.3 million (105.6 percent overall or 63.0 percent on a CASM basis) due to a greater percentage of our aircraft fleet being leased. Twenty lease-financed B717 aircraft were added to our fleet during 2002. We have lease-financing commitments in place to accept delivery of 23 B717 aircraft during 2003.

Maintenance, materials and repairs decreased $21.4 million (31.1 percent or 45.7 percent on a CASM basis). On a block hour basis, maintenance costs declined 40.0 percent to approximately $200 per block hour, primarily reflecting the retirement of 14 DC-9 aircraft in 2002 and seven DC-9 aircraft in 2001. The timing of maintenance to be performed is predominantly determined by the number of hours the aircraft and engines are operated and their age. The composition of our aircraft fleet continued to shift toward a greater percentage of new B717 aircraft that generally require less costly and less frequent scheduled maintenance. Our maintenance costs are expected to increase as these aircraft age and are utilized more frequently.

Distribution costs decreased $2.3 million (5.0 percent overall or 24.6 percent on a CASM basis). Our improvement in this area was primarily due to: (i) a greater percentage of our passenger sales being generated online via our website; and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to more traditional methods such as through travel agents and global distribution systems. During the second quarter of 2002 we revised our commission structure to eliminate the standard 5 percent commission for travel agencies. We continue to offer a 5 percent commission for sales transacted through the travel agent section of our website. Our commission cost savings was partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees.

Landing fees and other rents increased $6.6 million (18.6 percent, and improved 7.3 percent on a CASM basis) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route network.

Aircraft insurance and security services increased $16.8 million (134.4 percent or 89.5 percent on a CASM basis) primarily from additional aircraft insurance premiums for war risk liability insurance. In addition, our insured fleet hull value increased as a result of the new B717 aircraft deliveries while the overall rates for basic hull and liability coverage also increased.

Marketing and advertising increased $2.5 million (13.5 percent, and improved 10.7 percent on a CASM basis) primarily reflecting our promotional efforts associated with the development of our new destinations.

Depreciation decreased $11.1 million (39.4 percent or 51.2 percent on a CASM basis) primarily due to the retirement of 14 owned aircraft during 2002 and seven owned aircraft during 2001. Our depreciation expense was reduced further by the reduction in the net book value of our B737 and DC-9 aircraft as recorded during the second and third quarters of 2001, respectively, in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." A revision to the useful life of our B717 fleet during 2001 and our discontinued amortization of goodwill and indefinite-lived intangible assets upon adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" during 2002 reduced our 2002 depreciation expense (see Note 2 to the Consolidated Financial Statements). Depreciation associated with additional spare parts and equipment provisioning for the B717 aircraft partially offset the aforementioned expense reductions.

Other operating expenses increased $5.0 million (7.4 percent, and improved 15.4 percent on a CASM basis) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and the costs associated with our new reservations system and other automation projects.

Impairment loss/lease termination represents: (i) an impairment charge of $18.1 million related to the write-down of the net book value of our owned B737 fleet and for charges related to the termination of the lease on one B737 aircraft; and (ii) special charges of $28.0 million related to the impairment of our owned DC-9 aircraft fleet. During the second quarter of 2001 we announced our intentions to retire our fleet of B737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. During the third quarter of 2001, the September 11 Events had a profound impact on aircraft values worldwide, in particular on maintenance-intensive, less fuel-efficient aircraft such as B737-200s, MD-80s, as well as our DC-9 fleet. A significant number of the aircraft that were grounded by air carriers were of these aircraft types. We performed evaluations of the B737 and DC-9 aircraft fleets to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluation, we determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amount, and therefore concluded that these aircraft were impaired as defined by SFAS 121. Consequently, the net book value of the B737 and DC-9 aircraft fleets and related assets were reduced during 2001 by approximately $38.8 million to reflect the fair market value of these assets.

Special charges primarily represent operating costs incurred during the FAA's ground stop order following the September 11 Events.

Non-operating Expenses

Other (income) expense, net increased by $15.0 million (266.8 percent) primarily due to reductions in interest expense, convertible debt discount/issuance cost amortization, and interest income, as well as adjustments related to our fuel hedges in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Additionally, a Government grant credit of $0.6 million and $29.0 were recorded as income in 2002 and 2001, respectively. Interest expense decreased as a result of having reduced our outstanding debt obligations during the period. Convertible debt discount/issuance cost amortization represents the exercise of conversion rights on approximately two-thirds of our 7.75% Series B Convertible Notes during 2001. Upon conversion, we expensed $4.3 million of the debt discount associated with this financial instrument. Interest income decreased due to lower interest rates earned on invested cash balances. SFAS 133 adjustment income represents changes in the value of our now terminated fuel-related derivative contracts (see Note 5 to the Consolidated Financial Statements).

Income Tax Expense (Benefit)

Income tax expense (benefit) was $(0.8) million and $3.2 million for 2002 and 2001, respectively. During 2002 we recorded income tax benefit of $0.8 million due to a change in federal tax law as discussed below. During 2001, the differences between our effective tax rates and statutory rates result from the expected utilization of a portion of our net operating loss (NOL) carryforwards, offset in part by alternative minimum tax (AMT) and the application to goodwill of the tax benefit related to the realization of a portion of the Airways Corporation, Inc. NOL carryforwards.

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the AMT NOL 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million in 2002. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents, including restricted cash, totaled $348.5 million at December 31, 2003 compared to $138.3 million at December 31, 2002.

Operating activities provided cash flows of $133.2 million in 2003 compared to $6.4 million in 2002. The primary components of our 2003 operating cash flows were net income improvements and air traffic liability growth. Our net income improved by $90.0 million primarily due to a $38.1 million payment received from the government pursuant to the Wartime Act, the reversal of a $15.9 million tax valuation allowance and to the growth of our business, as measured by passenger revenues. As our business has grown, so has the level of our customers' advance payments for future travel, commonly referred to as air traffic liability.

Investing activities used cash flows of $65.2 million in 2003 compared to cash flows provided of $7.6 million in 2002. Our property and equipment purchases in both years primarily consisted of spare parts and equipment provisioning for the B717 aircraft as well as improvements to our reservation systems and computer hardware and software. To a lesser extent our property and equipment purchases consisted of capital expenditures on leasehold improvements and ground equipment to support our operations growth particularly for the cities added to our route network during those years. Cash flows for aircraft purchase deposits relate to our agreement to acquire B717 aircraft and B737 aircraft. During 2003, we committed to purchase up to 28 B737 aircraft and obtained options to purchase an additional 50 B737 aircraft, which required us to pay advance deposits of approximately $46.7 million in 2003. During 2002, we amended our B717 purchase agreement with the airframe manufacturer (see "Commitments" below). Pursuant to the amended B717 purchase agreement we were refunded deposits of approximately $2.2 million and $21.0 million in 2003 and 2002, respectively. Our proceeds from the disposal of equipment were $0.6 million in 2002.

Financing activities provided $166.6 million of cash in 2003 and used $13.3 million of cash in 2002. During 2003, we issued new convertible debt of $125 million and paid down existing debt of $90.5 million. Additionally, we issued 9.1 million shares of stock in a secondary offering in October 2003, receiving net proceeds of $139.2 million. Financing activities for 2002 consisted primarily of scheduled payments of debt obligations.

Commitments

As of December 31, 2003, AirTran Airways has contracted with The Boeing Company (Boeing) and an aircraft leasing company to acquire 50 B737 aircraft with delivery dates between 2004 and 2008. In connection with AirTran Airways agreement with Boeing, Airways also obtained options and purchase rights from Boeing to acquire up to an additional 50 B737 aircraft with delivery dates between 2005 and 2010. Pursuant to AirTran Airways' arrangement with the aircraft leasing company, AirTran Airways also entered into individual operating leases for 22 of the B737 aircraft, and has entered into sale/leaseback transactions with respect to six related spare engines, to be delivered between 2004 and 2010. Additionally, AirTran Airways has obtained financing commitments from an affiliate of Boeing for up to 80% of the purchase price of 16 of the B737 aircraft should AirTran Airways be unable to secure financing from the financial markets on acceptable terms. During 2004, AirTran Airways is scheduled to take delivery of eight of these B737 aircraft with six such aircraft subject to the individual operating leases as mentioned above. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

Additionally, during 2003, AirTran Airways acquired 23 B717 aircraft in accordance with agreements with Boeing and BCC, bringing our total B717 fleet to 73 aircraft. One aircraft was delivered through a sale/leaseback transaction with an affiliate of BCC and 22 aircraft are subject to individual operating leases with affiliates of BCC. In July 2003, we cancelled our remaining six options to acquire six B717 aircraft with Boeing and agreed to purchase ten additional B717 aircraft during 2004 and 2005. These aircraft may be used or new and shall either be subject to individual operating leases or sale/leaseback transactions with BCC or affiliates thereof. We also obtained contingent options to acquire up to an additional four B717 aircraft under similar lease-financing arrangements.

During 2003, in connection with AirTran Airways' agreements with Boeing, AirTran Airways was refunded $2.2 million in previously paid aircraft deposits and paid $46.7 million in aircraft deposits under the new agreement with Boeing for the acquisition of B737 aircraft.

During 2002, we entered into a seven year cancelable agreement with a regional jet contractor to provide regional jet service between pre-determined city pairs. We pay the contractor to operate the flights and we are entitled to all the revenues associated with these flights. Under this agreement, we paid the contractor $35.7 million and $3.0 million for the years ended December 31, 2003 and 2002, respectively. These payments are recorded on a net basis as a reduction to passenger revenue. In March 2004, we announced that we had reached an agreement to end this regional jet service. The move to end this service came after we performed an economic analysis and determined that we could operate B717 aircraft more efficiently in short-haul markets. The phase-out of service will begin in July 2004 and all regional jet service will end in August 2004.

At December 31, 2003, we had commitments to purchase aircraft fuel under fixed-price contracts for use during 2004 and 2005 of approximately $63.2 million. Subsequent to year-end, we entered into an additional fixed price contract for 2004 that increased our commitments to purchase fuel to $73.3 million. These contracts, used to reduce our exposure to increases in fuel prices, cover approximately 35% and 12% of our planned fuel requirements for 2004 and 2005, respectively.

During December 2002, we broke ground for a planned $14.5 million hangar facility at Hartsfield-Jackson Atlanta International Airport. The 56,700 square-foot hangar will be large enough to hold two of our B717 aircraft simultaneously and will also have a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. Completion of construction is expected by May 2004. The City of Atlanta is financing construction of the facility. Upon completion, we intend to consummate a long-term lease agreement for the hangar facility.

Our expected contractual obligations and commitments to be paid were the following as of December 31, 2003 (in millions):

Nature of commitment	Total	2004	2005	2006	2007	2008	Thereafter

Operating lease payments for aircraft
and facility obligations	$ 4,946.4	$ 188.9	$ 218.4	$ 255.0	$ 292.8	$ 317.3	$ 3,674.0

Aircraft fuel purchases	63.2	44.4	18.8	--	--	--	--

Long-term debt obligations (1)	246.9	5.0	9.6	9.9	11.1	5.4	205.9

Total contractual obligations and
Commitments	$ 5,256.5	$ 238.3	$ 246.8	$ 264.9	$ 303.9	$ 322.7	$ 3,879.9
	========	=======	=======	=======	=======	=======	==========

(1) Excludes related interest payments.

A variety of assumptions were necessary in order to derive the information described in the paragraph herein, including, but not limited to: (i) the timing of aircraft delivery dates; (ii) estimated rental factors which are correlated to floating interest rates prior to delivery; and (iii) future fuel prices, including fuel refining, transportation and into-plane costs. Our actual results may differ from these estimates under different assumptions or conditions.

Other Information

In May 2003, AirTran Holdings completed a private placement of $125.0 million in convertible notes due in 2023. The proceeds are to be used to improve AirTran Holdings' and AirTran Airways' overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The notes are unsecured senior obligations ranking equally with AirTran Holdings' existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of AirTran Airways. The unsecured notes and the note guarantee are junior to any secured obligations of AirTran Holdings or AirTran Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

The notes are convertible into shares of AirTran Holdings' common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if after June 30, 2003, the price of AirTran Holdings' common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter. During the third quarter of 2003, this condition was satisfied and, accordingly, the notes are currently convertible into AirTran Holdings' common stock. AirTran Holdings may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require AirTran Holdings to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. AirTran Holdings filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock which became effective in October 2003.

AirTran Holdings' 7% Convertible Notes due 2023 contain provisions which allow the holders to redeem the notes at various dates beginning on July 1, 2010. We may, at our option, elect to pay the repurchase price in cash, in shares of AirTran Holdings' common stock or in any combination of the two. Upon such redemption, it is our intention to pay the repurchase price in cash.

In June 2003, BCC exercised its remaining conversion rights related to AirTran Holdings' 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease of Holdings' overall debt of $5.5 million. In connection with the conversion, AirTran Holdings issued approximately 1.0 million shares of its common stock to BCC. In accordance with accounting principles generally accepted in the United States, Holdings expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the accompanying consolidated statements of operations as "Other (Income) Expense - Deferred debt discount/issuance cost amortization".

In August 2003, we redeemed the remaining balance of $10.3 million of AirTran Holdings' 13% Series A Senior Secured Notes. The terms of the debt agreement required mandatory prepayments equal to 25 percent of AirTran Airways' net income on a quarterly basis.

In October 2003, we redeemed the remaining balance of $70.3 million of AirTran Airways' 11.27% Senior Secured Notes. In accordance with accounting principles generally accepted in the United States, we expensed $7.0 million of debt discount and $3.5 million of debt issuance costs that had not been amortized. These amounts are shown on the accompanying consolidated statements of operations as "Other (Income) Expense - Deferred debt discount/issuance cost amortization".

On October 1, 2003, we completed a public offering of 9,116,000 shares of AirTran Holdings' common stock at a price of $16.00 per shares, raising net proceeds of approximately $139.2 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

On October 1, 2003, we used a portion of the proceeds of the public offering of AirTran Holdings' common stock to purchase from BCC warrants held by it to purchase one million shares of Holdings' common stock based on the public offering price of the stock of $16.00 less the exercise price of the warrants.

Critical Accounting Policies and Estimates

General. The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Our actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below (see Note 1 to the Consolidated Financial Statements).

Revenue Recognition. Passenger and cargo revenue is recognized when transportation is provided or when the tickets expire unused rather than when a ticket is sold. Nonrefundable tickets expire one year from the date the ticket is purchased. Transportation purchased but not yet used is included in air traffic liability.

Accounting for Long-Lived Assets. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations, and estimated salvage values.

We have approximately $275.4 million of long-lived assets as of December 31, 2003 on a cost basis, including approximately $229.9 million of flight equipment and related equipment on a cost basis.

Spare Parts, Materials and Supplies. Spare parts, materials and supplies are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided for over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

New Product

During 2003, we entered into a one year charter agreement with a charter airline. Under this agreement, the charter airline provides the aircraft, crew, maintenance on the aircraft and the hull and liability insurance in exchange for a fixed block hour rate for flights operated on our behalf. During 2003, we paid this charter airline approximately $17.9 million. These payments are recorded on a net basis as a reduction to passenger revenues.

Recently Issued Accounting Standards

Effective January 1, 2003 we adopted Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting For Costs Associated with Disposal or Exit Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position, results of operations, or cash flows.

We also adopted the Financial Accounting Standards Board (FASB) Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. This interpretation applies to guarantees issued or modified after December 31, 2002 and has no impact on our consolidated results of operations, consolidated balance sheet or consolidated cash flows. See Note 4.

Effective October 1, 2003, we adopted FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities" or "VIEs". The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, VIEs can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a VIE, the entity must be consolidated by the "primary beneficiary". The primary beneficiary is the holder of the variable interests that absorb a majority of the VIE's expected losses or receive a majority of the entity's residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interest.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases, however we have two aircraft leases that contain fixed-price purchase option that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analysis. Our maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments in Note 8 to the Consolidated Financial Statements.
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

Interest Rates

As of December 31, 2003 and 2002, the fair value of our long-term debt was estimated to be $241.3 million and $210.2 million, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $6.0 million as of December 31, 2003, and approximately $9.6 million as of December 31, 2002. Our long-term debt obligations bear fixed rates of interest and may be prepaid without penalty prior to their respective maturity dates and, therefore, a change in market interest rates generally would not affect our financial position, results of operations or cash flows.

Aviation Fuel

Our results of operations are impacted by changes in the price of aircraft fuel. Excluding special items, aircraft fuel accounted for 21.5 percent and 22.0 percent of our operating expenses in 2003 and 2002, respectively. Based on our 2004 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel for the year ending December 31, 2003, would increase fuel expense for the next twelve months by approximately $20.0 million, including the effects of our fuel hedges. Comparatively, based on 2003 fuel usage, a 10 percent increase in fuel prices would have resulted in an increase in fuel expense of approximately $17.9 million, including the effects of our fuel hedges. In 2002, we terminated our fuel-hedging contracts consisting of swap agreements and entered into fixed-price fuel contracts and fuel cap contracts to partially protect against significant increases in aircraft fuel prices. At December 31, 2003, we had hedged approximately 29 percent of our projected fuel requirements for 2004, as compared to approximately 41 percent of our projected fuel requirements for 2003 at December 31, 2002. During the first quarter of 2004, we entered into additional fixed price fuel contracts and fuel cap contracts that increased our fuel commitments to approximately 35 percent of our estimated fuel needs for 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Index to Financial Statements and Supplemental Data
AirTran Holdings, Inc.	Page

Report of Independent Certified Public Accountants	43

Consolidated Statements of Operations - Years ended December 31, 2003, 2002, and 2001	44

Consolidated Balance Sheets - December 31, 2003 and 2002	46

Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002, and 2001	48

Consolidated Statements of Stockholders' Equity (Deficit) - Years ended December 31, 2003, 2002, and 2001	50

Notes to Consolidated Financial Statements	51

The following consolidated financial statement schedules are included in Item 15(d):

Schedule II(a) - Valuation and Qualifying Accounts - AirTran Holdings, Inc.	79

All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Certified Public Accountants

The Stockholders and Board of Directors
AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

                                                                              ERNST & YOUNG LLP

Atlanta, Georgia
January 22, 2004

AirTran Holdings, Inc. Consolidated Statements of Operations (In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Operating Revenues:
Passenger	$ 889,950	$ 713,711	$ 648,486
Cargo	715	1,206	1,937
Other	27,375	18,453	14,741
Total operating revenues	918,040	733,370	665,164

Operating Expenses:
Salaries, wages and benefits	231,728	203,435	159,057
Aircraft fuel	178,737	154,467	139,355
Aircraft rent	124,203	72,690	35,363
Maintenance, materials and repairs	63,600	47,288	68,670
Distribution	45,354	43,115	45,400
Landing fees and other rents	52,810	42,291	35,672
Aircraft insurance and security services	19,684	29,323	12,511
Marketing and advertising	24,112	20,967	18,468
Depreciation	12,628	17,072	28,159
Other operating	78,866	72,159	67,188
Impairment loss/lease termination	--	--	46,069
Special charges	--	--	2,494
Total operating expenses	831,722	702,807	658,406
Operating Income	86,318	30,563	6,758

Other (Income) Expense:
Interest income	(3,345)	(2,102)	(4,959)
Interest expense	28,303	29,203	37,441
Government grant	--	(640)	(28,951)
Payment under the Emergency Wartime Supplemental Appropriations Act, 2003	(38,061)	--	--
Deferred debt discount/issuance cost amortization	12,257	--	4,291
SFAS 133 adjustment	--	(5,857)	(2,204)
Other (income) expense, net	(846)	20,604	5,618

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	87,164	9,959	1,140
Income tax (benefit) expense	(13,353)	(786)	3,240
Income (Loss) Before Cumulative Effect of Change in Accounting Principle	100,517	10,745	(2,100)
Cumulative effect of change in accounting principle, net of tax	--	--	(657)
Net Income (Loss)	$ 100,517	$ 10,745	$ (2,757)
	============	============	============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Operations (Continued) (In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Earnings (Loss) Per Common Share
Basic Earnings (Loss) Per Common Share Before Cumulative Effect of Change in Accounting Principle	$1.33	$0.15	$(0.03)
Cumulative Effect of Change in Accounting Principle	--	--	(0.01)
Net Income (Loss) Per Share, Basic	$$1.33	$0.15	$(0.04)
	=============	============	============
Diluted Earnings (Loss) Per Common Share Before Cumulative Effect of Change in Accounting Principle	$1.21	$0.15	$(0.03)
Cumulative Effect of Change in Accounting Principle	--	--	(0.01)
Net Income (Loss) Per Share, Diluted	$1.21	$0.15	$(0.04)
	=============	============	============
Weighted-Average Shares Outstanding
Basic	75,345	70,409	67,774
	============	============	============
Diluted	86,607	73,153	67,774
	============	============	============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Balance Sheets (In thousands, except per share data)
	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$338,707	$104,151
Restricted cash	9,798	34,173
Accounts receivable, less allowance of $603 and $1,425 at December 31, 2003 and 2002, respectively	17,454	19,120
Spare parts, materials and supplies, less allowance for obsolescence of $733 and $1,212 at December 31, 2003 and 2002, respectively	19,345	9,250
Deferred income taxes	52,054	--
Prepaid expenses and other current assets	10,477	7,756
Total current assets	447,835	174,450

Property and Equipment:
Flight equipment	229,927	225,078
Less: Accumulated depreciation	(26,610)	(22,970)
	203,317	202,108

Purchase deposits for flight equipment	49,991	5,544

Other property and equipment	45,425	39,705
Less: Accumulated depreciation	(22,272)	(18,433)
	23,153	21,272
Total property and equipment	276,461	228,924

Other Assets:
Intangibles resulting from business acquisition	8,350	12,286
Trademarks and trade names	21,567	21,567
Debt issuance costs	7,293	8,381
Other assets	46,858	27,842
Total assets	$808,364	$473,450
	============	============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Balance Sheets (Continued) (In thousands, except per share data)
	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,778	$4,501
Accrued and other liabilities	85,953	80,155
Air traffic liability	78,746	57,180
Current portion of long-term debt	5,015	10,460
Total current liabilities	171,492	152,296

Long-term debt, less debt discount of $0 and $10,047 at December 31, 2003 and 2002, respectively	241,821	199,713

Deferred income taxes	26,100	--
Other liabilities	66,738	69,556

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 84,209 and 71,132 shares issued and outstanding at December 31, 2003 and 2002, respectively	84	71
Additional paid-in capital	337,145	187,885
Accumulated other comprehensive loss	(271)	(809)
Accumulated deficit	(34,745)	(135,262)
Total stockholders' equity	302,213	51,885

Total liabilities and stockholders' equity	$808,364	$473,450
	=============	============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$100,517	$10,745	$(2,757)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	15,741	19,967	31,627
Amortization of deferred gains from sale/ leaseback of aircraft	(4,961)	(5,979)	(2,547)
Impairment loss/lease termination	--	--	46,069
Provisions for uncollectible accounts	510	1,009	2,697
Deferred debt discount/issuance cost amortization	12,257	--	4,291
Loss on asset disposal	--	858	789
SFAS 133 adjustment	--	(5,857)	(2,204)
Deferred taxes	(13,608)	--	2,252
Cumulative effect of change in accounting principle	--	--	657
Changes in current operating assets and liabilities:
Restricted cash	24,375	(7,633)	(830)
Accounts receivable	1,156	(9,657)	(676)
Government grant receivable	--	4,333	(4,333)
Spare parts, materials and supplies	(9)	(2,141)	(2,572)
Prepaid aircraft fuel	(10,952)	330	945
Prepaid aircraft rent	(18,899)	(8,118)	(7,621)
Other assets	3,665	(653)	11,479
Accounts payable, accrued and other liabilities	1,888	(9,575)	13,422
Air traffic liability	21,566	18,723	4,692
Net cash provided by operating activities	133,246	6,352	95,380

Investing activities:
Purchases of property and equipment	(20,802)	(13,986)	(31,223)
Refund (payment) of aircraft purchase deposits	(44,447)	20,984	(13,252)
Proceeds from disposal of equipment	--	640	13,297
Net cash provided by (used for) investing activities	(65,249)	7,638	(31,178)

Financing activities:
Issuance of long-term debt	125,582	--	201,400
Debt issuance costs	(3,918)	--	(6,028)
Payments of long-term debt	(90,467)	(15,024)	(239,468)
Buy back of detachable stock purchase warrants	(11,690)	--	--
Proceeds from sale of common stock, net of expenses	147,052	1,696	5,256
Net cash provided by (used for) financing activities	166,559	(13,328)	(38,840)

Net increase in cash and cash equivalents	234,556	662	25,362
Cash and cash equivalents at beginning of year	104,151	103,489	78,127
Cash and cash equivalents at end of year	$338,707	$104,151	$103,489
	=============	=============	=============
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc. Consolidated Statements of Stockholders' Equity (Deficit) (In thousands)

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
Balance at January 1, 2001	65,823	$ 66	$ 151,044	$ (143,250)	$ --	$ 7,860
Issuance of common stock for exercise of options	1,460	2	5,037	--	--	5,039
Issuance of common stock under stock purchase plan	31	--	217	--	--	217
Issuance of debt with beneficial conversion feature	--	--	5,618	--	--	5,618
Issuance of detachable stock purchase warrants	--	--	12,276	--	--	12,276
Issuance of common stock for debt	2,214	2	11,998	--	--	12,000
Net loss	--	--	--	(2,757)	--	(2,757)
Other comprehensive loss	--	--	--	--	(6,846)	(6,846)
Total comprehensive loss						(9,603)
Balance at December 31, 2001	69,528	70	186,190	(146,007)	(6,846)	33,407
Issuance of common stock for exercise of options	1,408	1	823	--	--	824
Issuance of common stock under stock purchase plan	196	--	872	--	--	872
Net income	--	--	--	10,745	--	10,745
Other comprehensive income	--	--	--	--	6,037	6,037
Total comprehensive income						16,782
Balance at December 31, 2002	71,132	71	187,885	(135,262)	(809)	51,885
Issuance of common stock for exercise of options	2,082	2	6,874	--	--	6,876
Issuance of common stock under stock purchase plan	117	--	937	--	--	937
Issuance of common stock for debt	1,015	1	5,499	--	--	5,500
Issuance of common stock in secondary offering	9,116	9	139,230	--	--	139,239
Issuance of common stock for detachable purchase stock warrants exercised	747	1	(1)	--	--	--
Buy back of detachable stock purchase warrants	--	--	(11,690)	--	--	(11,690)
Tax effects relating to reversal of tax valuation allowance	--	--	8,411	--	--	8,411
Net income	--	--	--	100,517	--	100,517
Other comprehensive income	--	--	--	--	538	538
Total comprehensive income						101,055
Balance at December 31, 2003	84,209	$ 84	$ 337,145	$ (34,745)	$ (271)	$ 302,213
	=============	=============	================	=================	=================	===================
See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2003

1.  Summary of Significant Accounting Policies

Basis of Presentation and Business

Our consolidated financial statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). Significant intercompany accounts and transactions have been eliminated in consolidation.

AirTran Airways, Inc. offers scheduled air transportation of passengers, serving short-haul markets primarily in the eastern United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash primarily represents amounts escrowed relating to air traffic liability.

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, and from municipalities related to guaranteed revenue agreements. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable based on historical credit card chargebacks and miscellaneous receivables greater than 90 days old. Collateral is generally not required on accounts receivable.

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

Property and Equipment

Property and equipment are stated on the basis of cost. Flight equipment is depreciated to its salvage values of 10%, using the straight-line method. The estimated salvage values and depreciable lives are periodically reviewed for reasonableness, and revised if necessary. The estimated useful lives for airframes, engines and aircraft parts are 30 years. Other property and equipment is depreciated over three to 10 years.

Measurement of Impairment

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of SFAS 144 had no effect on our results of operations. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. See Note 13.

Intangibles

The trade name and intangibles resulting from business acquisitions (goodwill) consist of cost in excess of net assets acquired. We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," effective January 1, 2002. Pursuant to SFAS 142, goodwill and indefinite-lived intangibles, such as trade names, are no longer amortized but are subject to periodic impairment reviews. We performed annual impairment tests in the fourth quarter of 2003 and 2002. Our tests indicated that we did not have any impairment of our trade name or of our goodwill. See Note 2.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted-average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. For the years ended December 31, 2003, 2002 and 2001, approximately $2.0 million, $4.8 million and $8.0 million of interest cost was capitalized, respectively.

Aircraft and Engine Maintenance

Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to expense as incurred, including engine overhaul costs covered by agreements where we pay monthly fees based on either the number of flight hours flown or the number of landings made.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $22.8 million, $20.1 million and $17.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Revenue Recognition

Passenger and cargo revenue is recognized when transportation is provided or when the tickets expire unused rather than when a ticket is sold. Nonrefundable tickets expire one year from the date the ticket is purchased. Transportation purchased but not yet used is included in air traffic liability.

Frequent Flyer Program

We accrue the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program.

Points under our A+ Rewards Program may also be earned using our branded credit card. A pro-rated portion of revenue earned from this credit card is deferred and recognized as passenger revenue when transportation is likely to be provided, based on estimates of fair value of tickets to be redeemed. Amounts received in excess of the tickets' fair values are recognized in income currently.

Deferred Income Taxes

During 2003, we reversed our tax valuation allowance based on current profitability and future forecasts. Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Stock-Based Compensation

We grant stock options for a fixed number of shares to our officers, directors, key employees and consultants. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related interpretations and accordingly only recognize compensation expense for stock options granted where the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we will continue to account for stock-based compensation in accordance with APB 25. See Note 11.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value method to measure stock-based compensation, which is described more fully in Note 11, as required under the disclosure provisions of SFAS No. 123.
	For Year Ended
	December 31,
	2003	2002	2001

Net income, as reported	$100,517	$10,745	$(2,757)

Deduct: Stock-based employee compensation
expense determined under the fair value
based method, net of related tax effects	(5,425)	(5,003)	(3,379)

Pro forma net income (loss)	$95,092	$5,742	$(6,136)
	========	========	========
EARNINGS (LOSS) PER SHARE:

Basic, as reported	$1.33	$0.15	$(0.04)
Basic, pro forma	$1.26	$0.08	$(0.09)

Diluted, as reported	$1.21	$0.15	$(0.04)
Diluted, pro forma	$1.10	$0.08	$(0.09)

Financial Derivative Instruments

We have utilized derivative instruments, including crude oil and heating oil based derivatives, to hedge a portion of our exposure to jet fuel price increases. These instruments have consisted primarily of fixed-price swap agreements and collar structures.

Upon early termination of a derivative contract, gains and losses deferred in other comprehensive income (loss) would continue to be reclassified to earnings as the related fuel is used. Gains and losses deferred in other comprehensive gain (loss) related to derivative instruments hedging forecasted transactions would be recognized into earnings immediately when the anticipated transaction is no longer likely to occur.

Recently Issued Accounting Standards

Effective January 1, 2003 we adopted Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting For Costs Associated with Disposal or Exit Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position, results of operations, or cash flows.

We also adopted the Financial Accounting Standards Board (FASB) Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. This interpretation applies to guarantees issued or modified after December 31, 2002 and has no impact on our consolidated results of operations, consolidated balance sheet or consolidated cash flows. See Note 4.

Effective October 1, 2003, we adopted FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities" or "VIEs". The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. "Variable interests" are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, VIEs can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a VIE, the entity must be consolidated by the "primary beneficiary". The primary beneficiary is the holder of the variable interests that absorb a majority of the VIE's expected losses or receive a majority of the entity's residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interest.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases, however we have two aircraft leases that contain fixed-price purchase option that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analysis. Our maximum exposure under these leases is the remaining lease payments, which are reflected in future lease commitments disclosed in Note 8.

Reclassification

Certain 2002 and 2001 amounts have been reclassified to conform to 2003 classifications.

During 2003, we received a reimbursement of our proportionate share of security fees under the Emergency Wartime Supplemental Appropriations Act (Wartime Act) which we have classified in "Other (Income) Expense" in our consolidated statements of operations. In 2002 and 2001, we classified compensation received from the U.S. government under the Air Transportation Safety and System Stabilization Act in "Operating Expenses" in our consolidated statements of operations as a separate line item called Government grant. The Emerging Issues Task Force (EITF) in EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001," allowed for the compensation to be recorded either as a separate line-item credit in operating expenses or as a gross amount in other non-operating income. We have reclassified the amount reported as Government grant for the years ended December 31, 2002 and 2001 from "Operating Expenses" to "Other (Income) Expense" in our accompanying consolidated statements of operation consistent with our presentation of the payment received under the Wartime Act. This reclassification has no impact on net income for the period.

2.  Accounting Changes

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, (SFAS 141), "Business Combinations" and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually.

The table below sets forth what reported net income and earnings per share would have been in all periods presented, exclusive of amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized.

	For the Year Ended December 31,
	2003	2002	2001
(In thousands, except per share data)
Reported net income (loss)	$100,517	$10,745	$(2,757)
Add back: Goodwill amortization	--	--	543
Add back: Trade name amortization	--	--	833
Adjusted net income (loss)	$100,517	$10,745	$(1,381)
	=======	=======	=======

Basic earnings per share
Reported net income (loss)	$1.33	$0.15	$(0.04)
Goodwill amortization	--	--	0.01
Trade name amortization	--	--	0.01
Adjusted net income (loss)	$1.33	$0.15	$(0.02)
	=======	======	======
Diluted earnings per share
Reported net income (loss)	$1.21	$0.15	$(0.04)
Goodwill amortization	--	--	0.01
Trade name amortization	--	--	0.01
Adjusted net income (loss)	$1.21	$0.15	$(0.02)
	=======	=======	======

We performed an impairment test upon the adoption of SFAS 142 in 2002 and an annual test in the fourth quarter of each year thereafter. Our tests indicated that we did not have any impairment of our goodwill or other intangible assets.

3.  Government Compensation and Grants

In May 2003, we received and recognized in earnings $38.1 million in cash from the United States government pursuant to the Wartime Act enacted in April 2003. This amount is a reimbursement for our proportional share of passenger security and air carrier security fees paid or collect by U.S. air carriers as of the date of enactment of the legislation, together with other items. The legislation included the following highlights:

--

$2.3 billion was paid to carriers for reimbursement of airline security fees that had been paid or collected by the air carriers as of the date of enactment. Additionally, collection of the security fees from passengers was not required from June 1, 2003 to September 30, 2003.

--	$100 million was paid to carriers for reimbursement for direct costs associated with installing strengthened flight deck doors and locks. We received $1.7 million during the third quarter of 2003.
--	Aviation war risk insurance provided by the government was extended for one year to August 2004.

On September 21, 2001, President Bush signed into law the Stabilization Act which provided, in part, for qualifying U.S airlines and air cargo carriers to receive: up to $5 billion in compensation for direct losses, including lost revenues, incurred as a direct result of the FAA ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the September 11 Events; up to $10 billion in federal government loan guarantees; reimbursement for certain insurance increases; and the extension in due dates for payment of certain excise taxes. Each carrier was entitled to receive the lesser of its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its available seat mile (ASM) allocation of the $5 billion compensation. We received compensation payments of $5.0 million and $24.6 million during 2002 and 2001, respectively. Related to these payments, we recognized income of $0.6 million and $29.0 million in 2002 and 2001, respectively, which is included in Other (Income) Expenses - Government Grant on the accompanying consolidated statements of operations.

4.  Commitments and Contingencies

As of December 31, 2003, Airways has contracted with The Boeing Company (Boeing) and an aircraft leasing company to acquire 50 B737 aircraft with delivery dates between 2004 and 2008. In connection with Airways' agreement with Boeing, Airways also obtained options and purchase rights from the manufacturer to acquire up to an additional 50 B737 aircraft with delivery dates between 2005 and 2010. Pursuant to Airways' arrangement with the aircraft leasing company, Airways entered into individual operating leases for 22 of the B737 aircraft, and has entered into sale/leaseback transactions with respect to 6 related spare engines, to be delivered between 2004 and 2010. Additionally, Airways has obtained financing commitments from an affiliate of Boeing for up to 80% of the purchase price of 16 of the B737 aircraft should Airways be unable to secure financing from the financial markets on acceptable terms. During 2004, Airways is scheduled to take delivery of eight of these B737 aircraft with six such aircraft subject to individual operating leases mentioned above. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

Additionally, during 2003, Airways acquired 23 Boeing 717 (B717) aircraft in accordance with an agreements with Boeing and BCC, bringing our total B717 fleet to 73 aircraft. One aircraft was delivered through a sale/leaseback transaction with an affiliate of BCC and 22 aircraft are subject to operating leases with affiliates of BCC. In July 2003, we cancelled our remaining six options to acquire six B717 aircraft with Boeing and agreed to purchase ten additional B717 during 2004 and 2005. These aircraft may be used or new and shall either be subject to individual operating leases or sale/leaseback transactions with BCC or affiliates thereof.

During 2003, in connection with Airways' agreements with Boeing, Airways was refunded $2.2 million in previously paid aircraft deposits and paid $46.7 million in aircraft deposits under the new agreement with Boeing for the acquisition of B737 aircraft.

During 2002, we entered into a seven year cancelable agreement with a regional jet contractor to provide regional jet service between pre-determined city pairs. We pay the contractor to operate the flights and we are entitled to all the revenues associated with these flights. Under this agreement, we paid the contractor $35.7 million and $3.0 million for the years ended December 31, 2003 and 2002, respectively. These payments are recorded on a net basis as a reduction to passenger revenue. In March 2004, we announced that we had reached an agreement to end this regional jet service. The move to end this service came after we performed an economic analysis and determined that we could operate B717 aircraft more efficiently in short-haul markets. The phase-out of service will begin in July 2004 and all regional jet service will end in August 2004.

During 2003, we entered into a one year charter agreement with a charter airline. Under this agreement, the charter airline provides the aircraft, crew, maintenance on the aircraft and the hull and liability insurance in exchange for a fixed block hour rate for flights operated on our behalf. During 2003, we paid this charter airline approximately $17.9 million. These payments are recorded on a net basis as a reduction to passenger revenues.

At December 31, 2003, we had commitments to purchase aircraft fuel under fixed-price contracts for use during 2004 and 2005 of approximately $63.2 million. Subsequent to year-end, we entered into an additional fixed price contract and a fuel cap contract for 2004 that increased our commitments to purchase fuel to $73.3 million. These contracts, used to reduce our exposure to increases in fuel prices, cover approximately 35% and 12% of our planned fuel requirements for 2004 and 2005, respectively.

As of December 31, 2003, we had approximately 5,300 full-time equivalent employees. While there can be no assurance that our generally good labor relations with our employees will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 41 percent of whom are represented by unions.

Of those employees covered by collective bargaining agreements, approximately 60 percent presently have contracts under negotiations or becoming amendable in 2004. The agreement with our mechanics and inspectors becomes amendable for pay rates only during 2004. We are currently in negotiations with our flight attendants whose contract became amendable in 2002. We continue to believe that mutually acceptable agreements can be reached with these employees, although the ultimate outcome of the negotiations is unknown at this time. Any labor disruptions which result in a prolonged significant reduction in flights could have a material adverse impact on our results of operations and financial conditions.

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities consist of the following:

Certain of Airways' debt agreements related to certain aircraft-secured notes payable through 2014 and 2017 contain language whereby we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by, or any reduction in receivables due to such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88% over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

Airways' aircraft lease transaction documents contain customary indemnities concerning withholding taxes under which we are responsible in some circumstances, should withholding taxes be imposed, for paying such amounts of additional rent as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

We have various leases with respect to real property, and various agreements among airlines relating to fuel consortia or fuel farms at airports, under which we have agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property covered under the agreement, even if we are not the party responsible for the environmental damage. In the case of fuel consortia at the airports, these indemnities are generally joint and several among the airlines. We cannot quantify the maximum potential exposure under these indemnities, and we do not currently have liability insurance that protects us against environmental damages.

Under certain contracts with third parties, we indemnify the third party against legal liability arising out of an action by a third party. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, we have liability insurance protecting us from obligations undertaken under these indemnities.

From time to time, we are engaged in other litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

During December 2002, we broke ground for a planned $14.5 million hangar facility at Hartsfield-Jackson Atlanta International Airport. The 56,700 square-foot hangar will be large enough to hold two of our B717 aircraft simultaneously and will also have a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. Completion of construction is expected by May 2004. The City of Atlanta is financing construction of the facility. Upon completion, we intend to consummate a long-term lease agreement for the hangar facility.

5.  Derivatives and Other Financial Instruments

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended 2003, 2002 and 2001 represented approximately 21.5 percent, 22.0 percent and 21.2 percent of our operating expenses, respectively.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of December 31, 2003, utilizing fixed-price fuel contracts we agreed to purchase approximately 29 percent and 12 percent of our anticipated fuel needs through December 2004 and 2005, respectively at a price no higher than $0.75 per gallon of aviation fuel for 2004 and 2005, including delivery to our operations hub in Atlanta and other locations. During the first quarter of 2004, we entered into an additional fixed-price fuel contract and a fuel cap contract. These new contracts increased our total future fuel purchase commitments to approximately 35 percent of our estimated fuel needs during 2004 at a price no higher than $0.77 per gallon of aviation fuel. During 2003 and 2002, our fixed-price fuel contracts and fuel cap contracts reduced our fuel expense by $7.4 million and $4.7 million, respectively.

During 2001, we used swap agreements to hedge our fuel requirements. We have accounted for our derivative instruments used to hedge fuel costs as cash flow hedges in accordance with SFAS 133. Therefore, all changes in fair value that are considered to be effective are recorded in "Accumulated other comprehensive loss" until the underlying aircraft fuel is consumed. During 2003, 2002 and 2001, we recognized losses of $0.5 million, $6.0 million and $2.5 million, respectively, representing the effective portion of our hedging activities. These losses are included in "Aircraft fuel" in the consolidated statement of operations. We recognized gains of approximately $5.9 million and $2.2 million during 2002 and 2001, respectively, representing the ineffectiveness of our hedging relationships. This gain is recorded in "SFAS 133 adjustment" in our consolidated statements of operations.

On November 28, 2001, the credit rating of the counterparty to all of our fuel-related hedges was downgraded and the counterparty declared bankruptcy on December 2, 2001. Due to the deterioration of the counterparty's creditworthiness, we no longer considered the financial contracts with the counterparty to be highly effective in offsetting our risk related to changing fuel prices because of the consideration of the possibility that the counterparty would default by failing to make contractually required payments as scheduled in the derivative instrument. As a result, on November 28, 2001, hedge accounting treatment was discontinued prospectively for our derivative contracts with this counterparty in accordance with SFAS 133. Gains and losses previously deferred in "Accumulated other comprehensive loss" continue to be reclassified to earnings as the hedged item affects earnings. Beginning on November 28, 2001, changes in fair value of the derivative instruments were marked to market through earnings. This resulted in a charge/(credit) of ($5.8) million and $0.2 million during 2002 and 2001, respectively, which is included in the amount presented as "SFAS 133 adjustment" in our consolidated statements of operations.

In March 2002, we terminated all our derivative agreements with the counterparty. The fair market value of the derivative liability on the termination date was approximately $0.5 million. Since this was an early termination of our derivative contracts, losses of $6.8 million at December 31, 2001, deferred in other comprehensive loss will be reclassified to earnings as the related fuel is used through September 2004. During 2003 and 2002, we recognized approximately $0.5 million and $6.0 million, respectively, of the losses deferred in other comprehensive loss. Approximately $0.3 million in net unrealized losses are expected to be realized in earnings during 2004. Upon the adoption of SFAS 133 on January 1, 2001, we recorded unrealized fuel hedge gains of $1.3 million, of which $1.2 million was realized in earnings during 2001.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various high credit-quality financial institutions or in short-duration, high-quality debt securities. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. Concentration of credit risk with respect to accounts receivable is limited, due to the large number of customers comprising our customer base. The estimated fair value of other financial instruments, excluding debt described below, approximate their carrying amount.

The fair values of our long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of our long-term debt were $246.8 million and $241.3 million, respectively, at December 31, 2003, and $210.1 million and $210.2 million, respectively, at December 31, 2002.

6.  Accrued and Other Liabilities

The components of our accrued and other liabilities were (in thousands):
	As of December 31,
	2003	2002
Accrued maintenance	$16,481	$11,293
Accrued interest	7,942	5,857
Accrued salaries, wages and benefits	23,547	18,988
Deferred gains from sale/leaseback of aircraft	71,136	73,664
Accrued insurance	3,445	4,607
Unremitted fees collected from passengers	5,629	4,568
Accrued federal excise taxes	8,291	6,493
Accrued lease termination costs	4,021	5,068
Other	12,199	19,173
	152,691	149,711
Less non-current deferred gains from sale/leaseback of aircraft	(66,738)	(69,556)
Accrued and other liabilities	$85,953	$80,155
	=======	=======

7.  Indebtedness

The components of our long-term debt, including capital lease obligations were (in thousands):

	As of December 31,
	2003	2002
Aircraft notes payable through 2017, 10.72% weighted- average interest rate	$120,412	$123,737
11.27% Senior Secured Notes due April 2008	--	76,538
13.00% Series A Senior Secured Notes due April 2009	--	12,662
7.75% Series B Senior Convertible notes due April 2009	--	5,500
7.00% Convertible notes due July 2023	125,000	--
Capital lease obligations	1,424	1,783
	246,836	220,220
Less unamortized debt discount	--	(10,047)
	246,836	210,173
Less current maturities	(5,015)	(10,460)
	$241,821	$199,713
	=======	=======

Maturities of our long-term debt and capital lease obligations for the next five years and thereafter, in aggregate, are (in thousands): 2004 - $5,015; 2005 - $9,560; 2006 - $9,873, 2007 - $11,118; 2008 - $5,416; thereafter - $205,854.

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

The notes are convertible into shares of Holdings' common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if after June 30, 2003, the price of Holdings' common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter. During the 3rd quarter of 2003, this condition was satisfied and, accordingly, the notes are convertible into Holdings' common stock. Holdings may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require Holdings to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. Holdings filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock which became effective in October 2003.

Holdings' 7% Convertible Notes due 2023 contain provisions which allow the holders to redeem the notes at various dates beginning on July 1, 2010. We may, at our option, elect to pay the repurchase price in cash, in shares of Holdings' common stock or in any combination of the two. Upon such a redemption, it is our intention to pay the repurchase price in cash.

In June 2003, BCC exercised its remaining conversion rights related to Holdings' 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease of Holdings' overall debt of $5.5 million. In connection with the conversion, Holdings issued approximately 1.0 million shares of its common stock to BCC. In accordance with accounting principles generally accepted in the United States, Holdings expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the accompanying consolidated statements of operations as "Other (Income) Expense - Deferred debt discount/issuance cost amortization".

In August 2003, we redeemed the remaining balance of $10.3 million of Holdings' 13% Series A Senior Secured Notes. The terms of the debt agreement required mandatory prepayments equal to 25 percent of Airways' net income on a quarterly basis.

In October 2003, we redeemed the remaining balance of $70.3 million of Airways' 11.27% Senior Secured Notes. In accordance with accounting principles generally accepted in the United States, we expensed $7.0 million of debt discount and $3.5 million of debt issuance costs that had not been amortized. These amounts are shown on the accompanying consolidated statements of operations as "Other (Income) Expense - Deferred debt discount/issuance cost amortization".

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

During 2003 and 2002, we entered into capital lease agreements for various capital assets. See Note 8.

During 2002, we entered into a $15 million credit agreement with a term of one year which was extended to March 31, 2004. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. The company is in compliance with these covenants. At December 31, 2003 and 2002, we had $13.3 million and $7.8 million, respectively, in letters of credit drawn against the credit agreement.

8.  Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2003, 2002 and 2001 was approximately $155.1 million, $96.6 million and $56.7 million, respectively.

We lease 63 B717s under leases with terms that expire through 2021. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor's defined cost of the aircraft at the end of the 13th year of the lease term. Forty-one of the B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are being amortized over the terms of the leases. At December 31, 2003 and 2002, unamortized deferred gains were $71.1 million and $73.7 million, respectively. See Note 6. We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging from one month to 12 years. In addition, we lease ground equipment and certain rotables under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):
	As of December 31,
	2003	2002
Flight equipment	$3,948	$3,330
Less: Accumulated depreciation	(1,270)	(576)
	$2,678	$2,754
	=========	=======

The following schedule outlines the future minimum lease payments at December 31, 2003, under non-cancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2004	$711	$183,914
2005	606	179,504
2006	174	176,985
2007	69	174,118
2008	--	166,876
Thereafter	--	1,672,157
Total minimum lease payments	1,560	$2,553,554
Less: amount representing interest	(136)	=========
Present value of future payments	1,424
Less: current obligations	(627)
Long-term obligations	$797
	=========

Capital lease obligations are included in long-term debt in our accompanying consolidated balance sheets. Amortization of assets recorded under capital leases is included as "Depreciation" in our accompanying consolidated statements of operations.

9.  Comprehensive Income (Loss)

Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other nonowner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of changes in the fair value of our derivative financial instruments that qualified for hedge accounting. Comprehensive income (loss) totaled $101.1 million, $16.8 million and ($9.6 million) for 2003,2002 and 2001 respectively. The differences between net income (loss) and comprehensive income (loss) for 2003, 2002 and 2001 are as follows (in thousands):
	2003	2002	2001
Net income (loss)	$100,517	$10,745	$(2,757)
Unrealized income (loss) on derivative instruments	538	6,037	(6,846)
Comprehensive income (loss)	$101,055	$16,782	$(9,603)
	======	======	========

Because our net deferred tax assets were offset in full by a valuation allowance until the end of 2003, there is no tax effect of the unrealized income.

An analysis of the amounts included in "Accumulated other comprehensive loss", is shown below (in thousands):
Balance at December 31, 2001	$(6,846)
Reclassification to earnings	6,037
Balance at December 31, 2002	(809)
Reclassification to earnings	538
Balance at December 31, 2003	$(271)
=======

10.  Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share data):
	2003	2002	2001
Numerator: Net income (loss)	$ 100,517	$ 10,745	$ (2,757)

Plus income effect of assumed conversion-interest on convertible debt	4,565	--	--
Income before assumed conversion, diluted	$ 105,082	$ 10,745	$ (2,757)
	=======	=======	=======
Denominator: Weighted-average shares outstanding, basic	75,345	70,409	67,774
Effect of dilutive stock options	3,936	2,344	--
Effect of detachable stock purchase warrants	1,216	400	--
Effect of convertible debt	6,110	--	--
Adjusted weighted-average shares outstanding, diluted	86,607	73,153	67,774
	=======	=======	=======
Basic earnings (loss) per common share	$ 1.33	$ 0.15	$ (0.04)
	=======	=======	=======
Diluted earnings (loss) per common share	$ 1.21	$ 0.15	$ (0.04)
	=======	=======	=======

The assumed conversions of convertible debt in 2002 and all stock options and convertible debt in 2001 were anti-dilutive and excluded from the computation of weighted-average shares outstanding used in computing diluted earnings (loss) per common share.

On October 1, 2003, we completed a public offering of 9,116,000 shares of Holdings' common stock at a price of $16.00 per shared, raising net proceeds of approximately $139.2 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

On October 1, 2003, we used $11.7 million of the proceeds of the public offering of Holdings' common stock to purchase from BCC warrants held by it to purchase one million shares of Holdings' common stock based on the public offering price of the stock of $16.00 less the exercise price of the warrants.

11.  Stock Option Plans

The 1993 Incentive Stock Option Plan provides up to 4.8 million options to be granted to officers, directors and key employees to purchase shares of common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10 percent of the voting power of all classes of our common stock, the exercise price per share shall not be less than 110 percent of the fair value of the shares on the date of grant. The 2002 Long-term Incentive Plan, 1996 Stock Option Plan, and the 1994 Stock Option Plan provide up to 5 million, 5 million, and 4 million incentive stock options or nonqualified options, respectively, to be granted to our officers, directors, key employees and consultants.

In connection with the acquisition of Airways Corporation in 1997, we assumed the Airways Corporation 1995 Stock Option Plan (Airways Plan) and the Airways Corporation 1995 Director Stock Option Plan (Airways DSOP). Under the Airways Plan, up to 1.2 million incentive stock options or nonqualified options may be granted to our officers, directors, key employees or consultants. Under the Airways DSOP, up to 150,000 nonqualified options may be granted to directors.

On August 6, 2001, we reached an agreement with the National Pilots Association under which our pilots were granted 900,000 options as of that date. The agreement also provided for additional options to be issued in 2002 through 2004 based on certain criteria. All options vest over three years.

Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than 10 years from the date of grant.

Pro forma information regarding net income (loss) and earnings (loss) per common share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001, respectively: risk-free interest rates of 3.05 percent, 4.20 percent, and 4.31 percent; no dividend yields; volatility factors of the expected market price of our common stock of 0.630, 0.596, and 0.666; and a weighted-average expected life of the options of 5 years.

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

A summary of stock option activity under the aforementioned plans is as follows:

	Options	Price Range	Weighted- Average Price

Balance at January 1, 2001	9,104,260	$0.17 - 23.19	$4.17
Granted	1,721,600	6.08 - 11.00	7.14
Exercised	(1,459,656)	0.17 - 8.25	3.48
Canceled	(100,365)	4.00 - 21.38	6.59

Balance at December 31, 2001	9,265,839	0.17 - 23.19	4.79
Granted	2,114,829	2.78 - 9.05	6.47
Exercised	(1,405,253)	0.17 - 5.75	0.58
Canceled	(190,426)	3.88 - 21.38	6.02

Balance at December 31, 2002	9,784,989	0.17 - 23.19	5.73
Granted	581,733	4.90 - 13.03	5.33
Exercised	(2,082,000)	0.17 - 9.30	3.25
Canceled	(56,023)	5.13 - 21.38	13.86

Balance at December 31, 2003	8,228,699	$1.00 - 23.19	$6.18
	========
Exercisable at December 31, 2003	6,366,369	$1.00 - 23.19	$6.30
	========

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
1.00 - 4.00	3,034,332	5.0	$ 3.34	2,494,991	$ 3.24
4.03 - 5.97	2,138,233	6.8	4.93	1,331,568	4.77
6.08 - 9.12	2,389,734	7.6	7.51	1,903,410	7.26
9.30 - 13.03	55,000	6.7	11.85	25,000	11.58
18.38 - 23.19	611,400	2.1	18.95	611,400	18.95
$1.00 - 23.19	8,228,699	6.0	$ 6.18	6,366,369	$ 6.30
	=========			=========

The weighted-average fair value of options granted during 2003, 2002, and 2001, with option prices equal to the market price on the date of grant, was $3.14, $2.48, and $4.22, respectively.

There were no options granted during 2003 and 2001 with options prices greater than the market price of the stock on the date of grant. The weighted-average fair value of options granted during 2002, with option prices greater than the market price on the date of grant was $2.86.

The weighted-average fair value of options granted during 2003 and 2002, with option prices less than the market price on the date of grant was $4.35 and $4.60, respectively. There were no options granted during 2001 with option prices less than the market price of the stock on the date of grant.

At December 31, 2003, we had reserved a total of 12,958,067 shares of common stock for future issuance, upon exercise of stock options.

12.  Income Taxes

The components of our provision for income taxes are as follows (in thousands):

	2003	2002	2001
Current provision (benefit):
Federal	$--	$(786)	$858
State	255	--	130
Total current provision (benefit)	255	(786)	988
Deferred provision:
Federal	(12,853)	--	1,896
State	(755)	--	356
Total deferred provision	(13,608)	--	2,252
Provision (benefit) for income taxes	$(13,353)	$(786)	$3,240
	======	======	======

A reconciliation of taxes computed at the statutory federal tax rate on income (loss) before income taxes to the provision (benefit) for income taxes is as follows (in thousands):
	2003	2002	2001
Tax computed at federal statutory rate	$30,508	$3,761	$399
State income tax, net of federal tax benefit	2,672	329	303
Goodwill	--	--	481
Debt discount amortization	591	10	1,083
Utilization of preacquisition net operating loss carryforwards	2,252	--	2,252
Other	331	65	125
Valuation reserve, including the effect of changes to prior year deferred tax assets	(49,707)	(4,951)	(1,403)
	$(13,353)	$(786)	$3,240
	======	======	======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	As of December 31,
	2003	2002
Deferred tax liabilities:
Depreciation	$43,247	$25,663
Rent expense	13,217	5,944
Gross deferred tax liabilities	56,464	31,607

Deferred tax assets:
Deferred gains from sale and leaseback of aircraft	27,032	27,992
Accrued liabilities	6,636	6,264
Federal operating loss carryforwards	41,456	40,436
State operating loss carryforwards	4,292	4,406
AMT credit carryforwards	3,292	3,292
Other	3,763	5,265
Gross deferred tax assets	86,471	87,655
Valuation allowance	(4,053)	(56,048)
Net deferred tax assets	82,418	31,607
Total net deferred taxes	$25,954	$--
	========	========

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax (AMT) net operating loss (NOL) 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million in 2002. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

At December 31, 2003, we had NOL carryforwards for income tax purposes of approximately $118.4 million that begin to expire in 2016. In addition, our AMT credit carryforwards for income tax purposes were $3.3 million. As a result of our two consecutive years of profitable results in 2003 and 2002 and the expectation of continued profitability, we recorded a tax benefit of $15.9 million as a result of the release of the valuation allowance on the deferred tax asset related to our NOL carryforwards. This adjustment also reduced our goodwill by $1.7 million related to preacquisition NOLs and increased our additional paid-in capital by $8.4 million to reflect the tax effect of nonqualified stock options exercised. We maintained a valuation allowance of approximately $4.1 million consisting of $3.3 million in AMT credit carryforwards and $0.8 million in state NOL carryforwards that may expire without being used. The change in our valuation allowance was approximately $52.0 million and $2.8 million during 2003 and 2002, respectively.

Prior to the Airways Corporation merger, Airways Corporation generated NOL carryforwards of $23.1 million. The use of preacquisition NOL carryforwards is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways Corporation. During 2003, we utilized $5.9 million of Airways Corporation's NOL carryforwards, and reduced goodwill by the $2.3 million tax benefit of such utilization.

13.  Impairment Loss /Lease Termination

In response to the expected slowdown in air travel as a result of the September 11 Events, we announced on September 17, 2001 an updated capacity plan whereby we reduced our scheduled operations to approximately 80 percent of our pre-September 11th schedule. With other airlines similarly reducing flights and grounding older aircraft types resulting in an overall reduction in values in the previously-owned aircraft market, we reviewed our DC-9 fleet for impairment. During the second quarter of 2001, we announced our intention to retire our fleet of four B737 aircraft in the third quarter of 2001 in order to simplify our fleet and reduce costs. The B737s have been replaced with B717 aircraft. We have subsequently sold and delivered all three of the owned B737 aircraft.

In connection with the 2001 reduction in value of the DC-9s and B737s, we performed evaluations to determine, in accordance with SFAS 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of these aircraft would be less than the aggregate carrying amount of these aircraft and related assets. As a result of the evaluations, management determined that the estimated future cash flows expected to be generated by these aircraft would be less than their carrying amounts, and therefore these aircraft were impaired as defined by SFAS 121. Consequently, the original cost bases of these assets were reduced to reflect the fair market values at the date the decisions were made, resulting in a $28 million impairment loss on the DC-9s and a $10.8 million impairment loss on the B737s in 2001. We used appraisals and considered recent transactions and market trends involving similar aircraft in determining the fair market values.

In addition, spare parts, materials and supplies related to these aircraft were written down to the lower of cost or market. Such charges totaled $3.4 million in 2001.

We are currently in negotiations with the lessor regarding the disposition of one leased B737. The termination of the lease includes estimated costs related to buying out the lease and to bring the aircraft into compliance with the return provisions of the lease agreement. The lease termination charge was $7.3 million. The remaining balance of accruals for the lease termination at December 31, 2003 and 2002 were $4.0 million and $5.1 million, respectively.

14.  Employee Benefit Plans

Effective January 1, 1998, we consolidated our 401(k) plans (the Plan). All employees, except pilots, are eligible to participate in the consolidated Plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the Plan. Contributions to the Plan by Holdings are discretionary. The amount of our contributions to the Plan expensed in 2003, 2002, and 2001 was approximately $0.2 million, $0.2 million and $0.3 million, respectively.

Effective in the third quarter of 2000, Airways agreed to fund, on behalf of our mechanics and inspectors, a monthly fixed contribution per eligible employee to their union's pension plan. In May of 2001, a similar agreement was made on behalf of our maintenance training instructors. During 2003 and 2002, we expensed approximately $0.3 million and $0.3 million, respectively, related to these agreements. Beginning in January 2002, additional agreements with our stores clerks and ground service equipment employees took effect that call for a monthly fixed amount per eligible employee to be made to the union's pension plan. During 2003 and 2002, the contributions to this plan were less than $0.1 million. At the time these agreements take effect, the eligible employee may continue making contributions to the Plan, but there will be no company match.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Funds previously invested in the Plan, representing contributions made by and for pilots, were moved to the Pilot Savings Plan during 2001. Eligible employees may contribute up to the IRS maximum allowed. We will not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Company contributions were 6 percent of eligible gross wages during 2001, increasing to 7 percent, 8 percent and 10.5 percent during 2002, 2003 and 2004, respectively. We expensed $5.4 million, $3.3 million and $1.8 million in contributions to the DC Plan during the years ended 2003, 2002 and 2001, respectively.

Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate, which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2003, 2002, and 2001, the employees purchased a total of 117,125, 196,424 and 31,396 shares, respectively, at an average price of $8.00, $4.44 and $6.93 per share, respectively.

15.  Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands, except per share data):

Quarter
	First	Second	Third	Fourth
Fiscal 2003
Operating revenues	$ 208,002	$ 233,901	$ 237,311	$ 238,826
Operating income	8,378	30,703	26,393	20,844
Net income	2,036	57,191	19,613	1,677
Earnings per share, basic	$ 0.03	$ 0.79	$ 0.27	$ 0.26
	=======	=======	=======	=======
Earnings per share, diluted	$ 0.03	$ 0.74	$ 0.24	$ 0.24
	=======	=======	=======	=======

Quarter
	First	Second	Third	Fourth
Fiscal 2002
Operating revenues	$ 159,304	$ 190,645	$ 183,151	$ 200,270
Operating income (loss)	(2,932)	12,154	7,620	14,361
Net income (loss)	(3,034)	5,099	1,177	7,503
Earnings (loss) per share, basic	$ (0.04)	$ 0.07	$ 0.02	$ 0.11
	=======	=======	=======	=======
Earnings (loss) per share, diluted	$ (0.04)	$ 0.07	$ 0.02	$ 0.10
	=======	=======	=======	=======

The results of the second quarter of 2003 included a reimbursement of security fees of $38.1 million under the Wartime Act and a charge of $1.8 million related to the write off of the unamortized portion of debt discount and issuance costs when BCC exercised its remaining conversion rights related to our 7.75% Series B Senior Convertible Notes.

In the fourth quarter of 2003, we paid off the remaining balance of our 11.27% Senior Secured Notes. Due to the payoff of this note the results of the fourth quarter of 2003 included a charge of $10.4 million related to the write off of the unamortized portion of debt discount and issuance costs. Additionally in the fourth quarter of 2003, we reversed $15.9 million of our tax valuation allowance.

The results of the first quarter of 2002 included a credit of $5.6 million resulting from a favorable change in fair value of the Company's fuel-related derivative instruments.

During the fourth quarter of 2003 and 2002, year-end adjustments resulted in increasing income before income taxes by approximately $0.3 million and $1.5 million, respectively, the majority of which relates to revisions of revenue and expenses recorded earlier in the respective year.

During the year, we provide for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results and permanent differences between book and tax income. Adjustments are made each quarter for changes in the anticipated rates used in previous quarters. If the actual annual effective rates had been used in each of the quarters of 2003 and 2002, net income for the first through fourth quarters of 2003 would have been $2.0 million, $57.1 million, $19.3 million, and $22.1 million, respectively, and net income (loss) for the first through fourth quarters of 2002 would have been $(3.2) million, $5.3 million, 1.2 million, and $7.5 million, respectively.

16.  Supplemental Cash Flow Information
Supplemental cash flow information is summarized as follows for the years ended December 31, (in thousands):

	2003	2002	2001
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$22,400	$26,135	$35,530
Cash paid (received) for income taxes, net of amounts refunded	231	(1,328)	1,506
Non-cash financing and investing activities:
Purchase and sale/leaseback of aircraft	22,359	455,654	305,271
Gain on sale/leaseback of aircraft and payment of debt	3,000	46,000	34,100
Repayment of debt and sale/leaseback of aircraft	--	--	63,144
Conversion of debt to equity	5,500	--	12,000
Acquisition of equipment for capital leases	--	703	--
Acquisition of rotable inventory	--	--	19,658

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in our internal controls that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at airtran.com or upon request by writing to AirTran Holdings, Inc. Attn: Investor Relations, 9955 AirTran Boulevard, Orlando, Florida 32827. If we make substantial amendments to our Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. Don Chapman, the Chairman of the Audit Committee, is an "audit committee financial expert" and is independent as defined under the applicable SEC and NYSE rules.

Certain information required by this Item is incorporated herein by reference to our Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 20, 2004, which Proxy Statement is to be filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 20, 2004, which Proxy Statement is to be filed with the Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated herein by reference to our Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 20, 2004, which Proxy Statement is to be filed with the Commission.

Securities Authorized for Issuance Under Equity Compensation Plans
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	8,228,699	$6.18	4,729,368
Equity compensation plans not approved by security holders	--	n/a	--
Total	8,228,699	$6.18	4,729,368

(1) Includes our 1993, 1994 and 1996 Stock Option Plans and our 2002 Long-Term Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 20, 2004, which Proxy Statement is to be filed with the Commission.

PART IV

(a)(3) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.
Exhibit No.	Description
1.1	Underwriting Agreement, dated September 25, 2003, by and between Morgan Stanley & Co. Incorporated and AirTran Holdings, Inc. (17)
3.1	Articles of Incorporation (1)
3.2	Bylaws (As amended on March 27, 2000) (13)
4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)
10.2	1993 Incentive Stock Option Plan (2)(3)
10.3	1994 Stock Option Plan (2)(3)
10.4	1995 Employee Stock Purchase Plan (4)
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

10.18	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)
10.19	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)
10.20	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)
10.21	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)
10.22	Employment Agreement dated as of September 6, 2001, between the Company and Joseph B. Leonard (3)(16)
10.23*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company ("Boeing"), and AirTran Airways, Inc. ("AirTran") (17)
10.24*

Purchase Agreement Number 2444, dated July 3, 2003 ("Purchase Agreement 2444"), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (17)

10.25*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (17)
10.26*

General Terms Agreement No. CFM-03-0017 ("GTA CFM-03-0017"), dated June 30, 2003, by and between CFM International Inc. ("CFM") and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (17)

10.27*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (17)
10.28	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (17)
10.29*

Form of Aircraft Lease Agreement entered into with respect to twenty-two (22) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (22) individual Aircraft Lease Agreements (17)

10.30	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (17)
10.31*

Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (17)

10.32*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (17)
10.33*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing ("MDC"), and AirTran (17)
10.34*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (17)
10.35*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (17)
21.1	Subsidiaries of AirTran Holdings, Inc. (18)
21.2	Subsidiaries of AirTran Airways, Inc. (18)
23	Consent of Independent Certified Public Accountants
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.'s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

*

Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission

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

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.
(8)	Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-26914, filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003.
(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 26, 2003.

(b)	AirTran Holdings, Inc. (the Company) has filed the following Current Reports on Form 8-K:

Date of Report Subject of Report
September 19, 2003 Press release regarding filing of amended Form 10-Qs for first and second quarters of 2003

September 19, 2003 Press release announcing intend to sell 8,650,000 shares of Company common stock

September 26, 2003 Press release announcing pricing of public offering of common stock

October 2, 2003 Press release announcing closing of public offering of common stock

October 24, 2003 Press release announcing financial results for the third quarter of 2003

October 31,2003 Press release announcing redemption of senior secured notes

November 12, 2003 Presentation slides from transportation conference

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC. (Registrant) By:/s/ Joseph B. Leonard Joseph B. Leonard Chairman and Chief Executive Officer Date: March 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard
Joseph B. Leonard
Chairman of the Board and
Chief Executive Officer

/s/ Robert L. Fornaro
Robert L. Fornaro
President and Chief Operating Officer

/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President, Finance,
Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ J. Veronica Biggins
J. Veronica Biggins
Director

/s/ Don L. Chapman
Don L. Chapman
Director

/s/ Jere A. Drummond
Jere A. Drummond
Director

/s/ John F. Fiedler
John F. Fiedler
Director

/s/ Lewis H. Jordan
Lewis H. Jordan
Director

/s/ Robert L. Priddy
Robert L. Priddy
Director

/s/ William J. Usery
William J. Usery
Director

March 12, 2004 March 12, 2004 March 12, 2004 March 12, 2004 March 12, 2004 March 12, 2004 March 12, 2004 March 12, 2004 March 12, 2004 March 12, 2004

AirTran Holdings, Inc.
Schedule II (a) - Valuation and Qualifying Accounts
(In thousands)
	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS - DESCRIBE		DEDUCTIONS - DESCRIBE		BALANCE AT END OF PERIOD

Year ended December 31, 2003
Allowance for Doubtful Accounts	$1,425	$510	$--		$1,332	(2)	$603
Allowance for Obsolescence	1,212	866	--		1,345	(3)	733
Allowance for Lease Termination	5,068	--	--		1,047	(4)	4,021
Valuation Allowance for Deferred Taxes	56,048	(15,860)	(36,135)	(1)	--		4,053
Total	63,753	(14,484)	(36,135)		3,724		9,410
	===================	==================	=======================		===================		=====================

Year ended December 31, 2002
Allowance for Doubtful Accounts	667	1,009	--		251	(2)	1,425
Allowance for Obsolescence	565	589	--		(58)	(3)	1,212
Allowance for Lease Termination	6,663	--	--		1,595	(4)	5,068
Valuation Allowance for Deferred Taxes	58,840	(2,792)	--		--		56,048
Total	66,735	(1,194)	--		1,788		63,753
	===================	==================	=======================		===================		=====================

Year ended December 31, 2001
Allowance for Doubtful Accounts	1,231	2,697	--		3,261	(2)	667
Allowance for Obsolescence	6,171	4,026	--		9,632	(3)	565
Allowance for Lease Termination	--	9,052	--		2,389	(4)	6,663
Valuation Allowance for Deferred Taxes	60,227	(1,387)	--		--		58,840
Total	$67,629	$14,388	$--		$15,282		$66,735
	===================	==================	=======================		===================		=====================

(1) Reversal of valuation allowance--$1.7 million to goodwill, $8.4 million to additional paid-in capital and $26.1 million to deferred tax assets and liabilities

(2) Uncollectible amounts charged to allowance for doubtful accounts.
(3) Obsolete items charged to allowance for obsolescence.
(4) Lease payments for B737 aircraft charged against the reserve

INDEX TO EXHIBITS
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

10.18	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)
10.19	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)
10.20	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)
10.21	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)
10.22	Employment Agreement dated as of September 6, 2001, between the Company and Joseph B. Leonard (3)(16)
21.1	Subsidiaries of AirTran Holdings, Inc. (18)
21.2	Subsidiaries of AirTran Airways, Inc. (18)
23	Consent of Independent Certified Public Accountants
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15-(d)-14
32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.'s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

(1)	Incorporated by reference to the Company's Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.
(5)

Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-24164, filed with the Commission on March 29, 1996 and amendment thereto.

(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.
(8)	Incorporated by reference to Airways Corporation's Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-26914, filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.
(14)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003.
(18)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 26, 2003.