Form 10-Q
period 2004-03-31
AIRTRAN HOLDINGS INC
filed 2004-05-10
CIK 948846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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
Yes    Ö             No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes    Ö       No

As of April 30, 2004 there were approximately 84,492,000 shares of the registrant's common stock outstanding.

AIRTRAN HOLDINGS, INC. Form 10-Q For the Quarter Ended March 31, 2004 INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income - Three months ended March 31, 2004 and 2003 (unaudited)	3

	Condensed Consolidated Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003	4

	Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits and Reports on Form 8-K	18

AirTran Holdings, Inc. Condensed Consolidated Statements of Income (In thousands, except per share data) (Unaudited)
	Three Months Ended March 31,
	2004	2003
Operating Revenues:
Passenger	$233,503	$201,900
Cargo	--	383
Other	7,903	5,719
Total operating revenues	241,406	208,002

Operating Expenses:
Salaries, wages and benefits	62,842	54,591
Aircraft fuel	51,540	47,144
Aircraft rent	35,936	26,419
Maintenance, materials and repairs	19,010	15,079
Distribution	11,948	10,772
Landing fees and other rents	13,873	11,484
Aircraft insurance and security services	5,314	5,550
Marketing and advertising	7,602	7,077
Depreciation	2,884	3,322
Other operating	20,181	18,186
Total operating expenses	231,130	199,624
Operating Income	10,276	8,378

Other (Income) Expense:
Interest income	(1,004)	(527)
Interest expense	4,647	6,869
Other expense, net	3,643	6,342

Income Before Income Taxes	6,633	2,036
Income tax expense	2,520	--
Net Income	$4,113	$2,036
	=======	=======
Earnings per Common Share
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

Weighted-average Shares Outstanding
Basic	84,285	71,522
Diluted	88,532	74,476

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$385,666	$338,707
Restricted cash	8,956	9,798
Accounts receivable, less allowance of $724 and $603 at
March 31, 2004 and December 31, 2003, respectively	29,450	17,454
Spare parts, materials and supplies, less allowance for
obsolescence of $788 and $733 at March 31, 2004
and December 31, 2003, respectively	17,448	19,345
Deferred income taxes	52,054	52,054
Prepaid expenses and other current assets	14,677	10,477
Total current assets	508,251	447,835

Property and Equipment:
Flight equipment	230,659	229,927
Less: Accumulated depreciation	(28,411)	(26,610)
	202,248	203,317

Purchase deposits for flight equipment	50,747	49,991

Other property and equipment	52,518	45,425
Less: Accumulated depreciation	(23,438)	(22,272)
	29,080	23,153
Total property and equipment	282,075	276,461

Other Assets:
Intangibles resulting from business acquisition	8,350	8,350
Trade names	21,567	21,567
Debt issuance costs	7,121	7,293
Other assets	48,702	46,858
Total other assets	85,740	84,068
Total assets	$876,066	$808,364
	=========	=========

(Continued on next page)

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)
	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,826	$1,778
Accrued liabilities	99,313	85,953
Air traffic liability	125,175	78,746
Current portion of long-term debt	5,174	5,015
Total current liabilities	235,488	171,492

Long-term debt, less current portion	241,414	241,821

Deferred income taxes	26,100	26,100
Other liabilities	65,642	66,738

Commitments and Contingencies

Stockholders' Equity:
Preferred stock	--	--
Common stock	84	84
Additional paid-in-capital	338,152	337,145
Accumulated other comprehensive loss	(182)	(271)
Accumulated deficit	(30,632)	(34,745)
Total stockholders' equity	307,422	302,213
Total liabilities and stockholders' equity	$876,066	$808,364
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$4,113	$2,036
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation and amortization	3,233	4,149
Amortization of deferred gains from sale/leaseback of aircraft	(1,096)	(1,240)
Provisions for uncollectible accounts	(128)	(215)
Other	1,231	1,009
Changes in current operating assets and liabilities:
Restricted cash	842	(18,952)
Accounts receivable	(11,869)	(2,459)
Spare parts, materials and supplies	(121)	(383)
Fuel	1,956	(2,179)
Other assets	(7,375)	(6,272)
Accounts payable, accrued and other liabilities	17,407	12,865
Air traffic liability	46,429	28,598
Net cash provided by operating activities	54,622	16,957

Investing activities:
Purchases of property, plant and equipment	(7,502)	(7,742)
Refund (payment) of aircraft purchase deposits, net	(756)	2,244
Net cash used for investing activities	(8,258)	(5,498)

Financing activities:
Payments of long-term debt	(248)	(2,077)
Proceeds from sale of common stock	843	1,428
Net cash provided by (used for) financing activities	595	(649)

Net increase in cash and cash equivalents	46,959	10,810
Cash and cash equivalents at beginning of period	338,707	104,151
Cash and cash equivalents at end of period	$385,666	$114,961
	==========	=========

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase and sale-leaseback of equipment	$--	$22,359
Repayment of debt and sale-leaseback of equipment	$--	$3,000

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation:
Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Stock-Based Employee Compensation:
We have stock-based compensation plans covering officers, directors and key employees. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is not recognized for employee stock option grants unless the exercise price is less than the fair value of our common stock on the grant date. Approximately 128,000 shares of common stock were issued pursuant to stock option exercises during the first quarter of 2004.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation:
	Three months ended March 31,
(in thousands, except per share amounts)	2004	2003

Net income, as reported	$4,113	$2,036

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	102	--

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(903)	(1,405)

Pro forma net income	$3,312	$631
	============	============
EARNINGS PER SHARE:

Basic, as reported	$0.05	$0.03
Basic, pro forma	$0.04	$0.01

Diluted, as reported	$0.05	$0.03
Diluted, pro forma	$0.04	$0.01

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

Stock awards have been granted to our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests. During the first quarter of 2004, we granted approximately 106,000 stock awards and recorded deferred compensation related to such awards of approximately $1.4 million. Approximately $0.2 million of deferred compensation was amortized as compensation expense during the first quarter of 2004.

Note 2 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:
	Three months ended March 31,
(in thousands, except per share amounts)	2004	2003

NUMERATOR:
Net income available to common stockholders	$4,113	$2,036
	==========	==========
DENOMINATOR:
Weighted-average shares outstanding, basic	84,285	71,522

Dilutive effect of stock options	3,621	2,303

Dilutive effect of detachable stock purchase warrants	626	651

Adjusted weighted-average shares outstanding, diluted	88,532	74,476
	==========	==========
EARNINGS PER SHARE:
Basic	$0.05	$0.03

Diluted	$0.05	$0.03

Shares issuable upon conversion of our 7% convertible notes are excluded from the diluted earnings per share calculation for the three month period ended March 31, 2004, because they are antidilutive.

Note 3 - Comprehensive Income

Comprehensive income encompasses net income and "other comprehensive income (loss)," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of reclassifications to earnings of deferred gains and losses related to derivative financial instruments that qualified for hedge accounting. These derivative instruments were terminated in March 2002. Amounts are reclassified to earnings as the related fuel is used. Comprehensive income was $4.2 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively. The differences between net income and comprehensive income for each of these periods are as follows:
	Three months ended March 31,
(in thousands)	2004	2003

Net income	$4,113	$2,036

Unrealized loss on derivative instruments, net of taxes of $34 and $0	55	172

Comprehensive income	$4,168	$2,208
	============	============

Because our net deferred tax assets were offset in full by a valuation allowance during 2003, there was no tax effect on the unrealized loss for 2003.

An analysis of the amounts included in Accumulated other comprehensive loss is shown below (in thousands):
(in thousands)	Decrease

Balance at December 31, 2003	$(271)

Reclassification to earnings	89

Balance at March 31, 2004	$(182)
============

Note 4 - Fuel Risk Management

Aircraft fuel is a significant expenditure for us because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 22.3 percent and 23.6 percent of our operating expenses for the three months ended March 31, 2004 and 2003, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts are agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby limiting our exposure to increases in the price of aviation fuel. As of March 31, 2004, utilizing fixed-price fuel contracts and fuel cap contracts we agreed to purchase approximately 47 percent and 10 percent of our fuel needs through the end of December 2004 and 2005, respectively at a price no higher than $0.85 and $0.75 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations for 2004 and 2005, respectively.

Note 5 - Commitments and Contingencies

Aircraft Purchase Commitments and Fleet Renewal Plan:
As of March 31, 2004, Airways contracted with The Boeing Company (Boeing) and an aircraft leasing company to acquire 50 Boeing 737 (B737) aircraft, with delivery dates beginning in June 2004. We currently plan to acquire eight B737 aircraft during 2004 and the remainder through 2008. We also have the option to acquire up to 50 additional B737 aircraft from Boeing.

During the first quarter of 2004, we took delivery of two Boeing 717 aircraft (B717) increasing our fleet of B717 aircraft to 75 aircraft. We have commitments to acquire six B717 aircraft in 2004 and 2005 and up to two additional B717 aircraft at the discretion of the airframe manufacturer. These aircraft shall either be subject to individual operating leases or sale/leaseback transactions. We also obtained contingent options to acquire up to four additional B717 aircraft under similar lease-financing arrangements.

During the first quarter of 2004, in connection with Airways' agreement with Boeing, Airways was refunded $3.0 million in previously paid aircraft deposits and paid $3.8 million to Boeing in aircraft deposits under the new agreement for the acquisition of B717 and B737 aircraft.

Credit Agreement:
During 2002, we entered into a $15 million credit agreement with a term of one year which was further extended, during the first quarter of 2004, to June 30, 2004. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. We are currently in compliance with these covenants. At March 31, 2004, we had approximately $12.2 million in letters of credit drawn against the credit agreement.

Other:
During 2002, we entered into a cancelable agreement with a regional jet contractor to provide regional jet service between pre-determined pairs of cities. We pay the contractor to operate the flights and we are entitled to all the revenues associated with these flights. These payments are recorded on a net basis as a reduction to passenger revenue. In March 2004, we reached an agreement to phase out this regional jet service by August 2004.

During 2003, we entered into a one-year agreement with an air carrier to provide jet service between pre-determined pairs of cities. The air carrier provides its own aircraft, crew, maintenance, and hull and liability insurance in exchange for a fixed block hour rate for flights operated on our behalf. These payments are recorded on a net basis as a reduction to passenger revenues.

Note 6 - Income Taxes

At December 31, 2003, we had net operating loss (NOL) carryforwards for income tax purposes of approximately $118.4 million that begin to expire in 2016. As a result of two consecutive years of profitable results in 2003 and 2002 and expectations of future profitability, the valuation allowance on the deferred tax asset related to our NOL carryforwards was released during 2003. Beginning in 2004, we recorded income taxes at an effective rate of 38 percent. Income tax expense was $2.5 million and $0 for the three months ended March 31, 2004 and 2003, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as "expects," "believes," "will" or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL INFORMATION

Our net income for the first quarter of 2004 was $4.1 million, a $2.1 million increase over the comparative quarter for 2003. We posted our eighth consecutive quarterly profit in the first quarter of 2004. These financial results were driven by our focus on removing unnecessary costs wherever possible, a goal that was significantly put to the test this quarter as fuel prices remained at historically high levels. Notwithstanding these high fuel costs we succeeded in lowering our cost per available seat mile (CASM) by 4.3 percent over last year's comparative period. We also faced a challenging revenue environment during what is traditionally a seasonally weak quarter for us. Although customer demand rebounded during the latter part of the quarter, our yields for the quarter compared to last year's first quarter demonstrate the tremendous pressure generally faced by the airline industry with respect to efforts to raise passenger fares.

We are preparing to grow the airline and later this summer we will begin taking delivery of our new Boeing 737 (B737) aircraft. Last year we placed a firm order for 50 of these aircraft, with an option to acquire up to 50 additional aircraft. We anticipate that the 50 firm aircraft we ordered will be delivered by 2008. Our expectation is that these new aircraft will play an important role in our effort to continue providing our customers with a mix of low fares and excellent customer service while also improving our financial results by lowering our cost of doing business.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern United States.

RESULTS OF OPERATIONS

For the three months ended March 31, 2004 and 2003

The table below sets forth selected financial and operating data for the three months ended March 31, 2004 and 2003.
	Three Months Ended March 31,				Percent
	2004		2003		Change

Revenue passengers	2,977,085		2,560,160		16.3
Revenue passenger miles (RPM) (000s)	1,918,537		1,567,412		22.4
Available seat miles (ASM) (000s)	2,798,779		2,311,961		21.1
Passenger load factor	68.5%		67.8%		0.7	pts.
Break-even load factor	66.6%		67.1%		(0.5)	pts.
Average fare	$78.43		$78.86		(0.5)
Average yield per RPM	12.17	¢	12.88	¢	(5.5)
Passenger revenue per ASM	8.34	¢	8.73	¢	(4.5)
Operating cost per ASM	8.26	¢	8.63	¢	(4.3)
Average stage length (miles)	627		589		6.5
Average cost of aircraft fuel per gallon, including fuel taxes	107.52	¢	107.55	¢	--
Average cost of aircraft fuel per gallon, excluding fuel taxes	97.27	¢	96.90	¢	0.4
Average daily utilization (hours:minutes)	11:18		11:00		2.7
Number of operating aircraft in fleet at end of period	75		69		8.7

Summary
We recorded operating income of $10.3 million, net income of $4.1 million and earnings per basic and diluted common share of $0.05 for the first quarter of 2004. For the comparative period in 2003, we recorded operating income of $8.4 million, net income of $2.0 million and earnings per basic and diluted common share of $0.03.

Operating Revenues
Our operating revenues for the quarter increased $33.4 million (16.1 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 22.4 percent increase in traffic, as measured by RPMs.

During the twelve months ended March 31, 2004, we took delivery of 18 Boeing 717 (B717) aircraft and retired 13 McDonnell Douglas DC-9 (DC-9) aircraft. As a result, our capacity, as measured by ASMs, increased 21.1 percent. Our ASM growth combined with our RPM growth of 22.4 percent increased our passenger load factor by 0.7 percentage points to 68.5 percent.

Our average yield, as measured by revenues per passenger seat mile, decreased by 5.5 percent to 12.17 cents per RPM. The reduction in yield resulted from a 0.5 percent decrease in our average fare to $78.43 and a 5.3 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers, to 644 miles. This decline in yield, when combined with our 0.7 percentage point increase in passenger load factor, resulted in a 4.5 percent decrease in passenger unit revenues, or passenger RASM, to 8.34 cents per ASM.

Operating Expenses
Our operating expenses increased by $31.5 million (15.8 percent) on an ASM increase of 21.1 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, our operating expenses per ASM, for the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,				Percent
	2004		2003		Change

Salaries, wages and benefits	2.25	¢	2.36	¢	(4.7)
Aircraft fuel	1.84		2.04		(9.8)
Aircraft rent	1.28		1.14		12.3
Maintenance, materials and repairs	0.68		0.65		4.6
Distribution	0.43		0.46		(6.5)
Landing fees and other rents	0.50		0.50		--
Aircraft insurance and security services	0.19		0.24		(20.8)
Marketing and advertising	0.27		0.31		(12.9)
Depreciation	0.10		0.14		(28.6)
Other operating	0.72		0.79		(8.9)

Total CASM	8.26	¢	8.63	¢	(4.3)
	========		========

Salaries, wages and benefits increased $8.3 million (15.1 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. We employed approximately 5,300 employees (full-time equivalents) as of the quarter ended March 31, 2004, representing a 5.7 percent increase over the comparative period in 2003.

Aircraft fuel increased $4.4 million (9.3 percent) primarily due to the expanded level of our flight operations generated by the growth of our aircraft fleet that, in turn, increased our consumption of aircraft fuel. The level of our flight operations, as measured by block hours flown, increased 15.3 percent while our fuel consumption decreased 5.2 percent to 640 gallons per block hour. We currently operate an aircraft fleet consisting entirely of fuel-efficient B717 aircraft. As we replaced our DC-9 aircraft with the B717 aircraft type, we realized cost savings in the form of reduced fuel consumption per block hour. We retired the last of our DC-9 aircraft during the first quarter of 2004. Aircraft fuel represented 22.3 percent and 23.6 percent of our operating expenses for the first quarter of 2004 and 2003, respectively. Based on our 2004 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense on an annual basis by approximately $20.0 million, including the effects of our fuel hedges. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Aircraft rent increased $9.5 million (36.0 percent) due to a greater percentage of our aircraft fleet being leased. Eighteen lease-financed B717 aircraft were added to our fleet during the twelve months ended March 31, 2004. Of the 12 aircraft scheduled for delivery the remainder of this year, we have lease-financing commitments in place for 6 B737 aircraft and 4 B717 aircraft. During the first quarter of 2004, we took delivery of 2 B717 aircraft which have been lease-financed in accordance with our commitments.

Maintenance, materials and repairs increased $3.9 million (26.1 percent). On a block hour basis, maintenance costs increased 9.3 percent to $254 per block hour. As the original manufacturer warranties expire on our B717 aircraft the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually we pay monthly fees based on either the number of flight hours flown or the number of landings.

Distribution costs increased approximately $1.2 million (10.9 percent) primarily due to the overall growth of our passenger revenues derived from travel agency sales. Although total distribution costs have increased, these costs as a percentage of passenger revenues have decreased as more of our passengers have shifted their bookings directly onto our website. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agents.

Landing fees and other rents increased $2.4 million (20.8 percent) primarily due to the growth in the number of flights we operated, landing fee rate increases, and the leasing of facilities at new destinations added to our route network.

Aircraft insurance and security services decreased $0.2 million (4.3 percent) primarily from reductions in aircraft insurance premiums for aircraft hull and passenger liability insurance. Our total insured hull value for our fleet increased because of the greater number of B717 aircraft we now operate which partially offset our reduced aircraft hull and passenger liability premiums.

Marketing and advertising increased $0.5 million (7.4 percent) primarily reflecting our promotional efforts associated with the development of our new destinations and efforts to stimulate demand in all the markets that we serve.

Depreciation decreased $0.4 million (13.2 percent) primarily due to the full retirement of our owned DC-9 aircraft fleet during the fourth quarter of 2003.

Other operating expenses increased $2.0 million (11.0 percent) primarily from added passenger-related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and routes, and the costs associated with our new reservations system and other automation projects.

Nonoperating Expenses
Other expense, net increased by $2.7 million. Higher invested cash balances increased interest income by $0.5 million. Interest expense decreased by $2.2 million primarily due the redemption during 2003 of certain debt obligations that were replaced with debt bearing rates of interest lower than that of the redeemed debt. In May 2003 we completed a private placement of $125 million in convertible notes bearing interest at 7 percent. A portion of the proceeds were used to redeem certain debt obligations that carried interest rates ranging from 11.27 percent to 13.00 percent.

Income Tax Expense
At December 31, 2003, we had NOL carryforwards for income tax purposes of approximately $118.4 million that begin to expire in 2016. During 2003, as a result of two consecutive years of profitable results in 2003 and 2002 and expectations of future profitability, we released the valuation allowance on the deferred tax asset related to our NOL carryforwards. Beginning in 2004, we recorded income taxes at an effective rate of 38 percent. Income tax expense was $2.5 million and $0 for the three months ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, our cash and cash equivalents, including restricted cash, totaled $394.6 million compared to $168.1 million at March 31, 2003. Operating activities for the first quarter of 2004 generated $54.6 million of cash compared to $17.0 million for 2003. The increase was primarily due to a significant increase in passenger bookings for future travel. Investing activities used $8.3 million in cash during the first quarter of 2004 compared to $5.5 million in 2003. Investing activities for both periods consumed cash primarily due to the purchase of spare parts and equipment provisioning for the B717 aircraft fleet. For the quarter ended March 31, 2003, we also received a return of aircraft deposits of $2.2 million. Financing activities generated $0.6 million of cash in the first quarter of 2004 primarily from the proceeds on the sale of our common stock associated with the exercise of stock options. Cash used in financing activities during 2003 were primarily for debt service.

Aircraft Purchase Commitments and Fleet Renewal Plan:
As of March 31, 2004, Airways contracted with The Boeing Company (Boeing) and an aircraft leasing company to acquire 50 B737 aircraft with delivery dates beginning in June 2004. We currently plan to acquire eight B737 aircraft during 2004 and the remainder through 2008. We also have the option to acquire up to 50 additional B737 aircraft from Boeing.

During the first quarter of 2004, we took delivery of two Boeing 717 aircraft (B717) increasing our fleet of B717 aircraft to 75 aircraft. We have commitments to acquire six B717 aircraft in 2004 and 2005 and up to two additional B717 aircraft at the discretion of the airframe manufacturer. These aircraft shall either be subject to individual operating leases or sale/leaseback transactions. We also obtained contingent options to acquire up to four additional B717 aircraft under similar lease-financing arrangements.

During the first quarter of 2004, in connection with Airways' agreement with Boeing, Airways was refunded $3.0 million in previously paid aircraft deposits and paid $3.8 million to Boeing in aircraft deposits under the new agreement for the acquisition of B717 and B737 aircraft.

Credit Agreement:
During 2002, we entered into a $15 million credit agreement with a term of one year which was further extended, during the first quarter of 2004, to June 30, 2004. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. We are currently in compliance with these covenants. At March 31, 2004, we had approximately $12.2 million in letters of credit drawn against the credit agreement.

Other:
During 2002, we entered into a cancelable agreement with a regional jet contractor to provide regional jet service between pre-determined pairs of cities. We pay the contractor to operate the flights and we are entitled to all of the revenues associated with these flights. These payments are recorded on a net basis as a reduction to passenger revenue. In March 2004, we reached an agreement to phase out this regional jet service by August 2004.

During 2003, we entered into a one-year agreement with an air carrier to provide jet service between pre-determined pairs of cities. The air carrier provides its own aircraft, crew, maintenance, and hull and liability insurance in exchange for a fixed block hour rate for flights operated on our behalf. These payments are recorded on a net basis as a reduction to passenger revenues.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, other than those discussed below.

Aviation Fuel
Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts are agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby limiting our exposure to increases in the price of aviation fuel. As of March 31, 2004, utilizing fixed-price fuel contracts and fuel cap contracts we agreed to purchase approximately 47 percent and 10 percent of our fuel needs through the end of December 2004 and 2005, respectively at a price no higher than $0.85 and $0.75 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations for 2004 and 2005, respectively.

Aircraft fuel represented 22.3 percent and 23.6 percent of our operating expenses for the first quarter of 2004 and 2003, respectively. Based on our 2004 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense on an annual basis by approximately $20.0 million, including the effects of our fuel hedges. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.
ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their evaluation as of March 31, 2004, our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
3.2 - By-Laws (as amended and restated on March 24, 2004)
31.1 - CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2 - CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32.1 - CEO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 - CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Current Reports on Form 8-K:

Date of Report	Subject of Report
March 19, 2004	Regulation FD Rule 10b5-1(c) disclosure by Joseph B. Leonard regarding planned future sales of our common stock.
March 5, 2004	Press release announcing the agreement to terminate regional jet service performed by Air Wisconsin Airline Corporation.
January 22, 2004	Press release announcing our financial results for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2004	AirTran Holdings, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)