Form 10-Q
period 2004-06-30
AIRTRAN HOLDINGS INC
filed 2004-08-06
CIK 948846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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
Yes    Ö       No

As of July 30, 2004 there were approximately 85,558,000 shares of the registrant's common stock outstanding.

AIRTRAN HOLDINGS, INC. Form 10-Q For the Quarter Ended June 30, 2004 INDEX

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AirTran Holdings, Inc.
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating Revenues:
Passenger	$265,944	$226,872	$499,447	$428,772
Cargo	--	332	--	715
Other	9,060	6,697	16,963	12,416
Total operating revenues	275,004	233,901	516,410	441,903

Operating Expenses:
Salaries, wages and benefits	66,312	57,584	129,154	112,175
Aircraft fuel	54,914	41,034	106,454	88,178
Aircraft rent	36,099	29,857	72,035	56,276
Maintenance, materials and repairs	18,215	15,556	37,225	30,635
Distribution	13,401	11,996	25,349	22,768
Landing fees and other rents	16,201	13,274	30,074	24,758
Aircraft insurance and security services	5,818	3,692	11,132	9,242
Marketing and advertising	6,633	5,911	14,235	12,988
Depreciation	3,303	3,301	6,187	6,623
Other operating	23,090	20,993	43,271	39,179
Total operating expenses	243,986	203,198	475,116	402,822
Operating Income	31,018	30,703	41,294	39,081

Other (Income) Expense:
Interest income	(1,134)	(748)	(2,138)	(1,275)
Interest expense	5,077	8,922	9,724	15,791
Payment received under the Emergency Wartime Supplemental Appropriations Act, 2003	--	(38,061)	--	(38,061)
Convertible debt discount amortization	--	1,812	--	1,812
Other (income) expense, net	3,943	(28,075)	7,586	(21,733)

Income Before Income Taxes	27,075	58,778	33,708	60,814
Income tax expense	10,289	1,587	12,809	1,587
Net Income	$16,786	$57,191	$20,899	$59,227
	=======	=======	=======	=======
Earnings per Common Share
Basic	$0.20	$0.79	$0.25	$0.82
Diluted	$0.18	$0.74	$0.23	$0.78

Weighted-average Shares Outstanding
Basic	84,930	72,202	84,607	71,864
Diluted	101,137	77,682	89,214	76,589

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (In thousands)
	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$378,620	$338,707
Restricted cash	8,693	9,798
Accounts receivable, less allowance of $694 and $603 at
June 30, 2004 and December 31, 2003, respectively	24,934	17,454
Spare parts, materials and supplies, less allowance for
obsolescence of $844 and $733 at June 30, 2004
and December 31, 2003, respectively	18,553	19,345
Deferred income taxes	52,054	52,054
Prepaid expenses and other current assets	20,074	15,209
Total current assets	502,928	452,567

Property and Equipment:
Flight equipment	253,355	229,927
Less: Accumulated depreciation	(30,366)	(26,610)
	222,989	203,317

Purchase deposits for flight equipment	67,476	49,991

Other property and equipment	54,166	45,425
Less: Accumulated depreciation	(24,916)	(22,272)
	29,250	23,153
Total property and equipment	319,715	276,461

Other Assets:
Intangibles resulting from business acquisition	8,350	8,350
Trade names	21,567	21,567
Debt issuance costs	6,916	7,293
Other assets	46,641	42,126
Total other assets	83,474	79,336
Total assets	$906,117	$808,364
	=======	=======

(Continued on next page)

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)
	June 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,648	$18,498
Accrued liabilities	92,953	69,233
Air traffic liability	109,501	78,746
Current portion of long-term debt	4,971	5,015
Total current liabilities	232,073	171,492

Long-term debt, less current portion	253,914	241,821

Deferred income taxes	26,100	26,100
Other liabilities	64,546	66,738

Commitments and Contingencies

Stockholders' Equity:
Preferred stock	--	--
Common stock	85	84
Additional paid-in-capital	343,342	337,145
Accumulated other comprehensive loss	(97)	(271)
Accumulated deficit	(13,846)	(34,745)
Total stockholders' equity	329,484	302,213
Total liabilities and stockholders' equity	$906,117	$808,364
	========	========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six months ended June 30,
	2004	2003
Operating activities:
Net income	$20,899	$59,227
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,932	8,314
Amortization of deferred gains from sale/leaseback of aircraft	(2,192)	(2,336)
Provisions for uncollectible accounts	(316)	142
Amortization of debt discount upon conversion of debt to equity	--	1,812
Deferred income taxes	--	1,587
Other	593	317
Changes in current operating assets and liabilities:
Restricted cash	1,105	(24,811)
Accounts receivable	(7,164)	(3,929)
Fuel	1,053	(224)
Spare parts, materials and supplies	(382)	(3,081)
Other assets	(11,557)	(12,928)
Accounts payable, accrued and other liabilities	29,870	14,940
Air traffic liability	30,755	36,342
Net cash provided by operating activities	69,596	75,372

Investing activities:
Purchases of property and equipment	(14,491)	(12,687)
(Payment) refund of aircraft purchase deposits	(17,485)	2,244
Net cash used for investing activities	(31,976)	(10,443)

Financing activities:
Issuance of long-term debt	--	125,000
Debt issuance costs	--	(3,750)
Payments of long-term debt	(3,495)	(8,506)
Proceeds from sale of common stock	5,788	2,699
Net cash provided by financing activities	2,293	115,443

Net increase in cash and cash equivalents	39,913	180,372
Cash and cash equivalents at beginning of period	338,707	104,151
Cash and cash equivalents at end of period	$378,620	$284,523
	========	========

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase and sale-leaseback of equipment	$--	$22,359
Gain on sale-leaseback of aircraft and payment of debt	$--	$3,000
Acquisition of equipment under capital lease	$15,513	$--
Conversion of debt to equity	$--	$5,500

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation:
Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our-wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Business:
AirTran Airways, Inc. offers low-fare, scheduled air transportation of passengers, serving 45 destinations across the United States.

Reclassification:
Certain 2003 amounts have been reclassified to conform to 2004 classifications.

Stock-Based Employee Compensation:
We grant stock options and restricted stock awards to certain officers, directors, and key employees. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations and accordingly recognize compensation expense when the exercise price of an award is less than the fair value of our common stock on the grant date. Approximately 1,177,000 shares of common stock were issued pursuant to stock option exercises during 2004.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148:
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net income, as reported	$16,786	$57,191	$20,899	$59,227

Add: Stock-based employee compensation
expense included in reported income,
net of related tax effects	152	--	254	--

Deduct: Stock-based employee compensation
expense determined under the fair value
based method, net of related tax effects	(1,014)	(1,378)	(1,917)	(2,746)

Pro forma net income	$15,924	$55,813	$19,236	$56,481
	=======	=======	=======	=======
EARNINGS PER SHARE:

Basic, as reported	$0.20	$0.79	$0.25	$0.82
Basic, pro forma	$0.19	$0.77	$0.23	$0.78

Diluted, as reported	$0.18	$0.74	$0.23	$0.78
Diluted, pro forma	$0.16	$0.72	$0.22	$0.74

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

Stock awards have been granted to our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests. During the first six months of 2004, we granted approximately 135,000 stock awards and recorded deferred compensation related to such awards of approximately $1.8 million. Approximately $0.4 million of deferred compensation was amortized as compensation expense during the first six months of 2004.

Note 2 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:
	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
NUMERATOR:
Net income available to common stockholders	$16,786	$57,191	$20,899	$59,227
Plus income effect of assumed conversion-interest on convertible debt	1,356	120	--	317
Income before assumed conversion, diluted	$18,142	$57,311	$20,899	$59,544
	=======	=======	=======	=======
DENOMINATOR:
Weighted-average shares outstanding, basic	84,930	72,202	84,607	71,864
Effect of dilutive securities:
Stock options	4,310	3,256	3,965	2,780
Convertible debt	11,241	948	--	981
Stock warrants	656	1,276	642	964
Adjusted weighted-average shares outstanding, diluted	101,137	77,682	89,214	76,589
	=======	=======	=======	=======
EARNINGS PER COMMON SHARE:
Basic	$0.20	$0.79	$0.25	$0.82
	=======	=======	=======	=======
Diluted	$0.18	$0.74	$0.23	$0.78
	=======	=======	=======	=======

Excluded from the computation of adjusted weighted-average shares outstanding, diluted for the six months ended June 30, 2004 were 11.2 million shares related to our convertible debt because the effect of including these shares would have been anti-dilutive.

Note 3 - Comprehensive Income

Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed of reclassifications to earnings of deferred gains and losses related to derivative financial instruments that qualified for hedge accounting. These derivative instruments were terminated in March 2002. Amounts are reclassified to earnings as the related fuel is used. Comprehensive income was $16.9 million and $57.3 million for the three months ended June 30, 2004 and 2003, respectively, and $21.0 million and $59.5 million for the six months ended June 30, 2004 and 2003, respectively. The differences between net income and comprehensive income for each of these periods are as follows:
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2004	2003	2004	2003
Net income:	$16,786	$57,191	$20,899	$59,227
Unrealized income on derivative instruments, net of taxes*	62	146	126	317
Comprehensive income	$16,848	$57,337	$21,025	$59,544
	=======	=======	=======	=======

* Amounts are net of taxes of $23 and $0 for the three months ended June 30, 2004 and 2003, respectively, and $48 and $0 for the six months ended June 30, 2004 and 2003, respectively.

Because net deferred tax assets were offset in full by a valuation allowance during 2003 there was no tax effect on the unrealized loss for 2003.

An analysis of the amounts included in Accumulated other comprehensive loss shown below:
(in thousands)	Decrease
Balance at December 31, 2003	$(271)
Reclassification to earnings	174
Balance at June 30, 2004	$(97)
========

Note 4 - Fuel Risk Management

Aircraft fuel is a significant expenditure because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 22.5 percent and 20.2 percent of total operating expenses for the three months ended June 30, 2004 and 2003, respectively, and 22.4 percent and 21.9 percent of total operating expenses for the six months ended June 30, 2004 and 2003, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce exposure to increases in the price and availability of aviation fuel include the utilization of fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby, limiting our exposure to increases in the price of aviation fuel. As of June 30, 2004, utilizing fixed-price fuel contracts and fuel cap contracts, we agreed to purchase approximately 52 percent and 12 percent of our fuel needs through the end of December 2004 and 2005, respectively, at an average price no higher than $0.85 and $0.78 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations for 2004 and 2005, respectively.

Note 5 - Commitments and Contingencies

Aircraft Purchase Commitments:
Our future commitments primarily consist of obligations to acquire aircraft. During the second quarter of 2004, we finalized an agreement for six additional B717 aircraft to be delivered in 2005. The following table details our firm orders and options for aircraft acquisitions as of June 30, 2004.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2004	6	--	3	--
2005	13	--	8	--
2006	13	6	--	--
2007	12	5	--	--
2008	4	14	--	--
	--------	--------	--------	--------
Total*	48	25	11	--
	=====	=====	=====	=====

* We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above. See Note 11 to the unaudited Condensed Consolidated Financial Statements for information regarding options converted to firm orders subsequent to June 30, 2004.

Pursuant to our agreement with an aircraft leasing company we have lease-financing commitments for 20 of the remaining B737 deliveries. Additionally, we have obtained financing commitments from an affiliate of The Boeing Company (Boeing) for up to 80 percent of the purchase price for 16 of the B737 firm orders in the event we are unable to secure financing from the financial markets on acceptable terms. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

During the first six months of 2004, in connection with Airways' agreement with Boeing, Airways was refunded $5.3 million in previously paid aircraft deposits. We paid $22.8 million to Boeing in aircraft deposits for the acquisition of B717 and B737 aircraft.

Credit Agreement:
During 2002, we entered into a $15 million credit agreement with a term of one year, which was further extended during the first quarter of 2004 to June 30, 2004. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements, including liquidity tests. We are in compliance with these covenants. At June 30, 2004, we had approximately $12.0 million in letters of credit drawn against the credit agreement. We are in the final stage of documentation regarding a new credit agreement and expect a definitive agreement forthcoming in the third quarter of 2004.

Other:
During 2002, we entered into a cancelable agreement with a regional jet contractor to provide regional jet service between pre-determined pairs of cities. We pay the contractor to operate the flights and we are entitled to all revenues associated with these flights. These payments are recorded on a net basis as a reduction to passenger revenues. During 2004, we reached an agreement to phase out this regional jet service by August 2004.

During 2003, we entered into an agreement with an air carrier to provide jet service between pre-determined pairs of cities. The air carrier provides its own aircraft, crew, maintenance, and hull and liability insurance in exchange for a fixed block hour rate for flights operated on our behalf. These payments are recorded on a net basis as a reduction of passenger revenues. During 2004, we reached an agreement to phase out this jet service by November 2004.

Note 6 - Income Taxes

At December 31, 2003, we had net operating loss (NOL) carryforwards for income tax purposes of approximately $118.4 million that begin to expire in 2016. We previously carried a valuation allowance on a significant portion of our deferred tax assets, including our NOL carryforwards. During 2003, as a result of profitable results in 2003 and 2002 and expectations of future profitability, we released the valuation allowance on the deferred tax asset related to our NOL carryforwards. Therefore, beginning in 2004, we are recording our provision for income taxes at an annualized effective rate of 38 percent. Income tax expense was $10.3 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively, and $12.8 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

Note 7 - Emergency Wartime Supplemental Appropriations Act

On April 16, 2003, Congress approved and the President signed into law the Emergency Wartime Supplemental Appropriations Act of 2003 (Wartime Act) which provided, among other things, for certain financial relief to the United States airline industry, including (i) $100 million to compensate U.S. air carriers for certain costs associated with strengthening flight deck doors and locks on aircraft and (ii) approximately $2.3 billion to be remitted to U.S. air carriers in the proportional share each such carrier has paid or collected in passenger security and air carrier security fees to the U.S. Transportation Security Administration (TSA). We were paid approximately $38.1 million as our share of the security fee reimbursement; the reimbursement was recorded in "Other (Income) Expense-Payment received under the Emergency Wartime Supplemental Appropriations Act, 2003" on our Condensed Consolidated Statements of Income. Compensation for the direct costs associated with strengthening flight deck doors and locks was recorded as a reduction to capitalized flight equipment when received.

Note 8 - Impairment/Lease Termination

During the second quarter of 2001, we announced our intention to retire our fleet of four Boeing 737-200 (B737-200) aircraft later that year. In connection with our retirement of these aircraft, we recorded an impairment loss and lease termination charge of $18.1 million.

In June 2004, upon final lease termination of a B737-200, we reversed the remaining accrual of approximately $1.2 million related to the disposition of the lease. This was offset by a write-down of the asset costs of a B737-200 for $1.1 million to reflect the current fair market value of the aircraft. These amounts have been included as "Operating Expenses-Other operating" in our unaudited Condensed Consolidated Statements of Income.

Note 9 - Long-term Debt

In June 2003, Boeing Capital Corporation (Boeing Capital) exercised its remaining conversion rights related to Holdings' 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease in Holdings' overall debt of $5.5 million. In connection with the conversion, Holdings issued approximately 1.0 million shares of its common stock to Boeing Capital. In accordance with accounting principles generally accepted in the United States, Holdings expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the unaudited Condensed Consolidated Statements of Income as "Other (Income) Expense-Convertible debt discount amortization".

Note 10 - Indemnifications and Guarantees

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

Note 11 - Subsequent Event

During July 2004, we converted options to firm orders for two new Boeing 737 aircraft. Delivery of the two new aircraft is scheduled to take place in the first quarter of 2006.

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

GENERAL INFORMATION

Our net income was $16.8 million and $57.2 million for the second quarter of 2004 and 2003, respectively. We posted our ninth consecutive quarterly profit in the second quarter of 2004. Our results for the current period are indicative of fuel prices that remained at historically high levels during the period and growing pressure faced by the airline industry with respect to efforts to raise passenger fares. As discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements, our 2003 results include the receipt of $38.1 million as a government reimbursement pursuant to the Emergency Wartime Supplemental Appropriations Act of 2003 (Wartime Act). As discussed in Note 9 to the unaudited Condensed Consolidated Financial Statements, our 2003 results include a pre-tax non-cash charge of $1.8 million related to the conversion to equity of the remaining portion of a convertible note.

The growth of our operations continued during the second quarter as we acquired our first two new Boeing 737 (B737) aircraft. Last year we placed a firm order for 50 of these aircraft with options and purchase rights to acquire up to 50 additional aircraft. We anticipate that the 50 firm aircraft ordered will be delivered by 2008. During this quarter we also acquired one new Boeing 717 (B717) aircraft. We are the world's largest operator of the B717 aircraft type, in addition to operating the youngest domestic all-Boeing aircraft fleet. Our expectation is that these new aircraft will play an important role in our effort to continue providing our customers with a mix of low fares and excellent customer service while also improving our financial results by lowering our per unit cost of doing business.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern United States.

RESULTS OF OPERATIONS

The tables below set forth selected financial and operating data for the indicated periods:
	Three months ended June 30,				Percent
	2004		2003		change

Revenue passengers	3,427,809		2,962,307		15.7
Revenue passenger miles (RPM) (000s)	2,175,046		1,791,622		21.4
Available seat miles (ASM) (000s)	2,884,874		2,447,794		17.9
Passenger load factor	75.4%		73.2%		2.2	pts.
Break-even load factor	67.7%		54.2%		13.5	pts.
Average fare	$77.58		$76.59		1.3
Average yield per RPM	12.23	¢	12.66	¢	(3.4)
Passenger revenue per ASM	9.22	¢	9.27	¢	(0.5)
Operating cost per ASM	8.46	¢	8.30	¢	1.9
Average stage length (miles)	626		591		5.9
Average cost of aircraft fuel per gallon,
including fuel taxes	110.00	¢	91.16	¢	20.7
Average cost of aircraft fuel per gallon,
excluding fuel taxes	107.66	¢	81.12	¢	32.7
Average daily utilization (hours:minutes)	11:00		10:48		1.9
Number of operating aircraft in fleet at end of
period	78		71		9.9
	Six months ended June 30,				Percent
	2004		2003		change

Revenue passengers	6,404,894		5,522,467		16.0
Revenue passenger miles (RPM) (000s)	4,093,583		3,359,034		21.9
Available seat miles (ASM) (000s)	5,683,654		4,759,756		19.4
Passenger load factor	72.0%		70.6%		1.4	pts.
Break-even load factor	67.2%		60.6%		6.6	pts.
Average fare	$77.98		$77.64		0.4
Average yield per RPM	12.20	¢	12.76	¢	(4.4)
Passenger revenue per ASM	8.79	¢	9.01	¢	(2.4)
Operating cost per ASM	8.36	¢	8.46	¢	(1.2)
Average stage length (miles)	627		589		6.5
Average cost of aircraft fuel per gallon,
including fuel taxes	108.79	¢	99.25	¢	9.6
Average cost of aircraft fuel per gallon,
excluding fuel taxes	106.69	¢	87.77	¢	21.6
Average daily utilization (hours:minutes)	11:06		10:54		1.8
Number of operating aircraft in fleet at end of
period	78		71		9.9

For the three months ended June 30, 2004 and 2003

Summary
We recorded operating income of $31.0 million, net income of $16.8 million and diluted earnings per common share of $0.18 for the three months ended June 30, 2004. For the comparative period in 2003, we recorded operating income of $30.7 million, net income of $57.2 million and diluted earnings per common share of $0.74.

Operating Revenues

Our operating revenues for the quarter increased $41.1 million (17.6 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 21.4 percent increase in traffic, as measured by RPMs.

As part of the order we placed with The Boeing Company (Boeing) in 2003 for up to 110 aircraft, we added 14 new aircraft to our operations since June 30, 2003. During the same period we retired 7 DC-9 aircraft. As a result, our capacity, as measured by ASMs, increased 17.9 percent. Our ASM growth, combined with our RPM growth of 21.4 percent increased our passenger load factor by 2.2 percentage points to 75.4 percent.

Our average yield per RPM decreased by 3.4 percent to 12.23 cents per RPM. The reduction in yield resulted from a 4.9 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers, to 635 miles, offset by a 1.3 percent increase in our average fare to $77.58. This decline in yield, when combined with our 2.2 percentage point increase in passenger load factor, resulted in a 0.5 percent decrease in passenger unit revenues, or passenger RASM, to 9.22 cents per ASM.

Operating Expenses
Our operating expenses for the quarter increased $40.8 million (20.1 percent) on ASM growth of 17.9 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated period:

	Three months ended June 30,				Percent
	2004		2003		change

Salaries, wages and benefits	2.30	¢	2.35	¢	(2.1)
Aircraft fuel	1.90		1.68		13.1
Aircraft rent	1.25		1.22		2.5
Maintenance, materials and repairs	0.63		0.64		(1.6)
Distribution	0.46		0.49		(6.1)
Landing fees and other rents	0.56		0.54		3.7
Aircraft insurance and security services	0.20		0.15		33.3
Marketing and advertising	0.23		0.24		(4.2)
Depreciation	0.11		0.13		(15.4)
Other operating	0.82		0.86		(4.7)

Total CASM	8.46	¢	8.30	¢	1.9
	=======		=======

Salaries, wages and benefits increased $8.7 million (15.2 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our aircraft fleet, including new destinations opened during 2003 and additional frequencies added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. On a cost per ASM basis these costs decreased 2.1 percent to 2.30 cents. We employed approximately 5,600 employees (full-time equivalents) as of June 30, 2004, representing a 1.7 percent increase over the comparative period in 2003.

Aircraft fuel increased $13.9 million (33.8 percent) primarily due to historically high fuel prices. Our average cost of aircraft fuel for the current quarter was $1.10 per gallon, an increase of 20.7 percent over the second quarter of 2003. Our expanded level of flight operations generated by the growth of our aircraft fleet further increased our consumption of aircraft fuel. The level of our flight operations, as measured by block hours flown, increased 12.6 percent while our fuel consumption decreased 1.5 percent to 664 gallons per block hour. We currently operate an aircraft fleet consisting entirely of fuel-efficient B737 and B717 aircraft. As we replaced our DC-9 aircraft with the B717 aircraft type, we realized cost savings in the form of reduced fuel consumption per block hour. We retired our last DC-9 aircraft during January 2004. Aircraft fuel represented 22.5 percent and 20.2 percent of our operating expenses for the second quarter of 2004 and 2003, respectively. Based on our 2004 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $10.0 million, including the effects of our fixed-price fuel contracts and fuel cap contracts. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Aircraft rent increased $6.2 million (20.9 percent) primarily due to our leasing of a greater number of aircraft during the period. Two B737 aircraft and twelve B717 aircraft were delivered during the period, all of which were lease-financed. Of the nine aircraft scheduled for delivery the remainder of this year, we have lease-financing commitments in place for four B737 aircraft and three B717 aircraft. During the second quarter of 2004, we took delivery of two B737 aircraft and one B717 aircraft that were lease-financed in accordance with our commitments.

Maintenance, materials and repairs increased $2.7 million (17.1 percent). On a block hour basis, maintenance costs increased 4.0 percent to $242 per block hour. As the original manufacturer warranties expire on our B717 aircraft the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually, we pay monthly fees based on the level of our operations, as measured by either the number of flight hours flown or the number of landings. Our increased level of our operations during the period and the related costs associated with our maintenance agreements predominantly account for the overall increase in this area.

Distribution costs increased $1.4 million (11.7 percent) primarily due to the overall growth of our passenger revenues derived from travel agency sales. Although total distribution costs have increased, these costs as a percentage of passenger revenues have decreased as more of our passengers have shifted their bookings directly onto our website. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agents.

Landing fees and other rents increased $2.9 million (22.1 percent) primarily due to the growth in the number of flights we operated, landing fee rate increases, and the leasing of facilities at new destinations that were added to our route network during 2003.

Aircraft insurance and security services increased $2.1 million (57.6 percent). The addition of fourteen new Boeing aircraft to our fleet during the period increased our total insured hull value and related insurance premiums.

Marketing and advertising increased $0.7 million (12.2 percent) primarily reflecting our promotional efforts associated with the development of our new destinations opened during 2003 and efforts to stimulate demand in all the markets that we serve.

Depreciation remained flat for the period. Our significant asset additions during the period, consisting of new Boeing aircraft, were lease-financed rather than purchased.

Other operating expenses increased $2.1 million (10.0 percent) primarily from added passenger-related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and routes, and the costs associated with our reservations system and other automation projects.

Nonoperating (Income) Expense
Other expense, net increased $32.0 million primarily due to the receipt in 2003 of $38.1 million as a government reimbursement pursuant to the Wartime Act. See Note 7 to the unaudited Condensed Consolidated Financial Statements for more information on the Wartime Act. During 2003, we also recognized a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note. See Note 9 to the unaudited Condensed Consolidated Financial Statements for more information regarding this charge.

Income Tax Expense
At December 31, 2003, we had net operating loss (NOL) carryforwards for income tax purposes of approximately $118.4 million that begin to expire in 2016. We previously carried a valuation allowance on a significant portion of our deferred tax assets, including our NOL carryforwards. During 2003, as a result of profitable results in 2003 and 2002 and expectations of future profitability, we released the valuation allowance on the deferred tax asset related to our NOL carryforwards. Therefore, beginning in 2004, we are recording our provision for income taxes at an annualized effective rate of 38 percent. Income tax expense was $10.3 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively.

For the six months ended June 30, 2004 and 2003

Summary
We recorded operating income of $41.3 million, net income of $20.9 million and diluted earnings per common share of $0.23 for the six months ended June 30, 2004. For the comparative period in 2003, we recorded operating income of $39.1 million, net income of $59.2 million and diluted earnings per common share of $0.78.

Operating Revenues
Our operating revenues for the six months ended June 30, 2004 increased $74.5 million (16.9 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 21.9 percent increase in traffic, as measured by RPMs.

As part of the order we placed with Boeing in 2003 for up to 110 aircraft we added 14 new aircraft to our operations since June 30, 2003. During the same period we retired 7 McDonnell Douglas DC-9 (DC-9) aircraft. As a result, our capacity, as measured by ASMs, increased 19.4 percent. Our ASM growth, combined with our RPM growth of 21.9 percent increased our passenger load factor 1.4 percentage points to 72.0 percent.

Our average yield per RPM decreased 4.4 percent to 12.20 cents per RPM. The reduction in yield resulted from a 5.1 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers, to 639 miles, offset by a 0.4 percent increase in our average fare to $77.98. This decline in yield, when combined with our 1.4 percentage point increase in passenger load factor, resulted in a 2.4 percent decrease in passenger unit revenues, or passenger RASM, to 8.79 cents per ASM.

Operating Expenses
Our operating expenses for the six months ended June 30, 2004 increased $72.3 million (17.9 percent) on ASM growth of 19.4 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated period:

	Six months ended June 30,				Percent
	2004		2003		change

Salaries, wages and benefits	2.27	¢	2.36	¢	(3.8)
Aircraft fuel	1.87		1.85		1.1
Aircraft rent	1.27		1.18		7.6
Maintenance, materials and repairs	0.65		0.64		1.6
Distribution	0.45		0.48		(6.3)
Landing fees and other rents	0.53		0.52		1.9
Aircraft insurance and security services	0.20		0.20		--
Marketing and advertising	0.25		0.27		(7.4)
Depreciation	0.11		0.14		(21.4)
Other operating	0.76		0.82		(7.3)

Total CASM	8.36	¢	8.46	¢	(1.2)
	=======		=======

Salaries, wages and benefits increased $17.0 million (15.1 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our aircraft fleet, including new destinations opened during 2003 and additional frequencies added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. On a cost per ASM basis these costs decreased 3.8 percent to 2.27 cents. We employed approximately 5,600 employees (full-time equivalents) as of June 30, 2004, representing a 1.7 percent increase over the comparative period in 2003.

Aircraft fuel increased $18.3 million (20.7 percent) primarily due to historically high fuel costs. Our average cost of aircraft fuel for the period was $1.09 per gallon, an increase of 9.6 percent over the six months ended June 2003. Our expanded level of flight operations generated by the growth of our aircraft fleet further increased our consumption of aircraft fuel. The level of our flight operations, as measured by block hours flown, increased 13.9 percent while our fuel consumption decreased 3.4 percent to 652 gallons per block hour. We currently operate an aircraft fleet consisting entirely of fuel-efficient B737 and B717 aircraft. As we replaced our DC-9 aircraft with the B717 aircraft type, we realized cost savings in the form of reduced fuel consumption per block hour. We retired our last DC-9 aircraft during January 2004. Aircraft fuel represented 22.4 percent and 21.9 percent of our operating expenses for the six months ended 2004 and 2003, respectively. Based on our 2004 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $10.0 million, including the effects of our fixed-price fuel contracts and fuel cap contracts. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Aircraft rent increased $15.8 million (28.0 percent) primarily due to our leasing of a greater number of aircraft during the period. Two B737 aircraft and twelve B717 aircraft were delivered during the period, all of which were lease-financed. Of the nine aircraft scheduled for delivery the remainder of this year, we have lease-financing commitments in place for four B737 aircraft and three B717 aircraft. During the six months ended June 30, 2004, we took delivery of two B737 aircraft and three B717 aircraft that were lease-financed in accordance with our commitments.

Maintenance, materials and repairs increased $6.6 million (21.5 percent). On a block hour basis, maintenance costs increased 6.7 percent to $248 per block hour. As the original manufacturer warranties expire on our B717 aircraft the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually, we pay monthly fees based on the level of our operations, as measured by either the number of flight hours flown or the number of landings. Our increased level of our operations during the period and the related costs associated with our maintenance agreements predominantly account for the overall increase in this area.

Distribution costs increased $2.6 million (11.3 percent) primarily due to the overall growth of our passenger revenues derived from travel agency sales. Although total distribution costs have increased, these costs as a percentage of passenger revenues have decreased as more of our passengers have shifted their bookings directly onto our website. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agents.

Landing fees and other rents increased $5.3 million (21.5 percent) primarily due to the growth in the number of flights we operated, landing fee rate increases, and the leasing of facilities at new destinations that were added to our route network during 2003.

Aircraft insurance and security services increased $1.9 million (20.5 percent). The addition of fourteen new Boeing aircraft to our fleet during the period increased our total insured hull value and related insurance premiums.

Marketing and advertising increased $1.2 million (9.6 percent) primarily reflecting our promotional efforts associated with the development of our new destinations opened during 2003 and efforts to stimulate demand in all the markets that we serve.

Depreciation decreased $0.4 million (6.6 percent). Our significant asset additions during the period, consisting of new Boeing aircraft, were lease-financed rather than purchased.

Other operating expenses increased $4.1 million (10.4 percent) primarily from added passenger-related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and routes, and the costs associated with our reservations system and other automation projects.

Nonoperating (Income) Expense
Other expense, net increased $29.3 million primarily due to the receipt in 2003 of $38.1 million as a government reimbursement pursuant to the Wartime Act. See Note 7 to the unaudited Condensed Consolidated Financial Statements for more information on the Wartime Act. During 2003, we also recognized a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note. See Note 9 to the unaudited Condensed Consolidated Financial Statements for more information regarding this charge.

Income Tax Expense
At December 31, 2003, we had NOL carryforwards for income tax purposes of approximately $118.4 million that begin to expire in 2016. We previously carried a valuation allowance on a significant portion of our deferred tax assets, including our NOL carryforwards. During 2003, as a result of profitable results in 2003 and 2002 and expectations of future profitability, we released the valuation allowance on the deferred tax asset related to our NOL carryforwards. Therefore, beginning in 2004, we are recording our provision for income taxes at an annualized effective rate of 38 percent. Income tax expense was $12.8 million and $1.6 for the six months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, our cash and cash equivalents, including restricted cash, totaled $387.3 million compared to $343.5 million at June 30, 2003. Operating activities for the first six months of 2004 generated $69.6 million of cash compared to $75.4 million for 2003. The decrease was primarily due to higher net income in 2003, a significant portion of which was due to the receipt of $38.1 million pursuant to the Wartime Act, in addition to the timing and volume of accounts payable activities. See Note 7 to the unaudited Condensed Consolidated Financial Statements for more information on the Wartime Act. Investing activities used $32.0 million in cash compared to $10.4 million in 2003. Investing activities for 2004 required a more significant use of cash for the payment of aircraft purchase deposits, while the purchase of spare parts and equipment provisioning for our aircraft fleet occurred during both years. Financing activities generated $2.3 million and $115.4 million during the first six months of 2004 and 2003, respectively. During 2003, we issued new convertible debt of $125 million.

Aircraft Purchase Commitments:
Our future commitments primarily consist of obligations to acquire aircraft. During the second quarter of 2004, we finalized an agreement for six additional B717 aircraft to be delivered in 2005. The following table details our firm orders and options for aircraft acquisitions as of June 30, 2004.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2004	6	--	3	--
2005	13	--	8	--
2006	13	6	--	--
2007	12	5	--	--
2008	4	14	--	--
	--------	--------	--------	--------
Total*	48	25	11	--
	=====	=====	=====	=====

* We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above. See Note 11 to the unaudited Condensed Consolidated Financial Statements for information regarding options converted to firm orders subsequent to June 30, 2004.

Pursuant to our agreement with an aircraft leasing company we have lease-financing commitments for 20 of the remaining B737 deliveries. Additionally, we have obtained financing commitments from an affiliate of Boeing for up to 80 percent of the purchase price for 16 of the B737 firm orders in the event we are unable to secure financing from the financial markets on acceptable terms. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

During the first six months of 2004, in connection with Airways' agreement with Boeing, Airways was refunded $5.3 million in previously paid aircraft deposits. We paid $22.8 million to Boeing in aircraft deposits for the acquisition of B717 and B737 aircraft.

Credit Agreement:
During 2002, we entered into a $15 million credit agreement with a term of one year, which was further extended during the first quarter of 2004 to June 30, 2004. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. We are currently in compliance with these covenants. At June 30, 2004, we had approximately $12.0 million in letters of credit drawn against the credit agreement. We are in the final stage of documentation regarding a new credit agreement and expect a definitive agreement forthcoming in the third quarter of 2004.

Other:
During 2002, we entered into a cancelable agreement with a regional jet contractor to provide regional jet service between pre-determined pairs of cities. We pay the contractor to operate the flights and we are entitled to all revenues associated with these flights. These payments are recorded on a net basis as a reduction to passenger revenue. During 2004, we reached an agreement to phase out this regional jet service by August 2004.

During 2003, we entered into an agreement with an air carrier to provide jet service between pre-determined pairs of cities. The air carrier provides its own aircraft, crew, maintenance, and hull and liability insurance in exchange for a fixed block hour rate for flights operated on our behalf. These payments are recorded on a net basis as a reduction to passenger revenues. During 2004, we reached an agreement to phase out this jet service by November 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, other than those discussed below.

Aviation Fuel
Our efforts to reduce exposure to increases in the price and availability of aviation fuel include the utilization of fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts are agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby, limiting our exposure to increases in the price of aviation fuel. As of June 30, 2004, utilizing fixed-price fuel contracts and fuel cap contracts, we agreed to purchase approximately 52 percent and 12 percent of our fuel needs through the end of December 2004 and 2005, respectively, at an average price no higher than $0.85 and $0.78 per gallon of aviation fuel, including delivery to our operations hub in Atlanta and other locations for 2004 and 2005, respectively.

Aircraft fuel represented 22.4 percent and 21.9 percent of our operating expenses for the first six months of 2004 and 2003, respectively. Based on our 2004 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $10.0 million, including the effects of our fixed-price fuel contracts and fuel cap contracts. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their evaluation as of June 30, 2004, our disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information we are required to disclose in our reports under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on May 20, 2004. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management's nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld

Robert L. Fornaro	76,182,318	1,299,091
J. Veronica Biggins	76,182,318	1,299,091
Robert L. Priddy	76,182,318	1,299,091

As indicated in the table above, Robert L. Fornaro, J. Veronica Biggins and Robert L. Priddy were elected as Class III Directors for terms expiring at the 2007 annual meeting of stockholders. The terms of the following Class II Directors will continue until the annual meeting in 2005: Jere A. Drummond, John F. Fiedler and William J. Usery, Jr. The terms of the following Class I Directors will continue until the annual meeting in 2006: Don L. Chapman, Lewis H. Jordan and Joseph B. Leonard.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
31.1 - CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2 - CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32.1 - CEO certification pursuant to 18 U.S.C. Section 1350
32.2 - CFO certification pursuant to 18 U.S.C. Section 1350

(b)	Current Reports on Form 8-K:

Date of Report	Subject of Report
June 28, 2004	Press release regarding industry yield conditions.
April 27, 2004	Press release announcing our financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 6, 2004	AirTran Holdings, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)