Form 10-Q
period 2004-09-30
AIRTRAN HOLDINGS INC
filed 2004-11-09
CIK 948846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One) [Ö ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________ Commission File Number: 1-15991
AirTran Holdings, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization) 9955 AirTran Boulevard, Orlando, Florida (Address of principal executive offices)	58-2189551 (I.R.S. Employer Identification No) 32827 (Zip Code)
(407) 251-5600 (Registrant's telephone number, including area code)

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
Common Stock, $0.001 par value - approximately 85,728,000 shares as of October 31, 2004.

AIRTRAN HOLDINGS, INC. Form 10-Q For the Quarter Ended September 30, 2004 INDEX

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations - Three months and nine months ended September 30, 2004 and 2003 (unaudited)	3

	Condensed Consolidated Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003	4

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

	PART II - OTHER INFORMATION

Item 6.	Exhibits	26

	Signatures	27

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating Revenues:
Passenger	$236,108	$229,818	$735,555	$658,590
Cargo	--	--	--	715
Other	9,532	7,493	26,495	19,909
Total operating revenues	245,640	237,311	762,050	679,214

Operating Expenses:
Salaries, wages and benefits	70,037	59,332	199,191	171,507
Aircraft fuel	64,562	45,364	171,016	133,542
Aircraft rent	38,560	32,692	110,595	88,968
Maintenance, materials and repairs	17,049	14,400	54,274	45,035
Distribution	11,922	11,651	37,271	34,419
Landing fees and other rents	16,183	13,644	46,257	38,402
Aircraft insurance and security services	5,515	5,121	16,647	14,363
Marketing and advertising	7,186	5,902	21,421	18,890
Depreciation	3,662	3,322	9,849	9,945
Other operating	22,956	19,490	66,227	58,669
Total operating expenses	257,632	210,918	732,748	613,740
Operating Income (Loss)	(11,992)	26,393	29,302	65,474

Other (Income) Expense:
Interest income	(1,176)	(768)	(3,314)	(2,043)
Interest expense	4,646	7,287	14,370	23,078
Payment received under the Emergency Wartime Supplemental Appropriations Act, 2003	--	--	--	(38,061)
Convertible debt discount amortization	--	--	--	1,812
Other (income) expense, net	3,470	6,519	11,056	(15,214)

Income (Loss) Before Income Taxes	(15,462)	19,874	18,246	80,688
Income tax expense (benefit)	(5,693)	261	7,116	1,848
Net Income (Loss)	$(9,769)	$19,613	$11,130	$78,840
	=======	======	======	=======
Earnings (Loss) per Common Share
Basic	$(0.11)	$0.27	$0.13	$1.09
Diluted	$(0.11)	$0.24	$0.12	$0.99

Weighted-average Shares Outstanding
Basic	85,597	73,732	84,940	72,493
Diluted	85,597	92,132	89,380	81,776

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (In thousands)
	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$338,555	$338,707
Restricted cash	8,399	9,798
Accounts receivable, less allowance of $676 and $603 at
September 30, 2004 and December 31, 2003, respectively	20,163	17,454
Spare parts, materials and supplies, less allowance for
obsolescence of $926 and $733 at September 30, 2004
and December 31, 2003, respectively	32,816	19,345
Deferred income taxes	52,054	52,054
Prepaid expenses and other current assets	14,513	15,209
Total current assets	466,500	452,567

Property and Equipment:
Flight equipment	316,162	229,927
Less: Accumulated depreciation	(32,376)	(26,610)
	283,786	203,317

Purchase deposits for flight equipment	69,236	49,991

Other property and equipment	58,092	45,425
Less: Accumulated depreciation	(26,592)	(22,272)
	31,500	23,153
Total property and equipment	384,522	276,461

Other Assets:
Intangibles resulting from business acquisition	8,350	8,350
Trade names	21,567	21,567
Debt issuance costs	7,652	7,293
Other assets	49,418	42,126
Total other assets	86,987	79,336
Total assets	$938,009	$808,364
	=========	=========

(Continued on next page)

AirTran Holdings, Inc. Condensed Consolidated Balance Sheets (Continued) (In thousands)
	September 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$21,181	$18,498
Accrued liabilities	86,129	69,233
Air traffic liability	102,738	78,746
Current portion of long-term debt	8,753	5,015
Total current liabilities	218,801	171,492

Long-term debt, less current portion	307,226	241,821

Deferred income taxes	26,100	26,100
Other liabilities	64,451	66,738

Commitments and Contingencies

Stockholders' Equity:
Preferred stock	--	--
Common stock	86	84
Additional paid-in-capital	344,960	337,145
Accumulated other comprehensive loss	--	(271)
Accumulated deficit	(23,615)	(34,745)
Total stockholders' equity	321,431	302,213
Total liabilities and stockholders' equity	$938,009	$808,364
	==========	==========

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc. Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine months ended September 30,
	2004	2003
Operating activities:
Net income	$11,130	$78,840
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,948	12,377
Amortization of deferred gains from sale/leaseback of aircraft	(3,289)	(3,721)
Loss on asset disposal	--	94
Provisions for uncollectible accounts	460	352
Amortization of debt discount upon conversion of debt to equity	--	1,812
Deferred income taxes	--	1,848
Other	951	--
Changes in current operating assets and liabilities:
Restricted cash	1,399	(8,383)
Accounts receivable	(3,169)	(3,976)
Fuel	(12,187)	(3,618)
Spare parts, materials and supplies	(1,524)	43
Other assets	(10,805)	(15,335)
Accounts payable, accrued and other liabilities	23,040	11,747
Air traffic liability	23,992	37,492
Net cash provided by operating activities	40,946	109,572

Investing activities:
Purchases of property and equipment	(81,913)	(16,528)
Aircraft purchase deposit payments	(19,245)	(39,819)
Net cash used for investing activities	(101,158)	(56,347)

Financing activities:
Issuance of long-term debt	57,500	125,000
Debt issuance costs	(978)	(3,869)
Payments of long-term debt	(3,869)	(18,909)
Proceeds from sale of common stock	7,407	6,587
Net cash provided by financing activities	60,060	108,809

Net (decrease) increase in cash and cash equivalents	(152)	162,034
Cash and cash equivalents at beginning of period	338,707	104,151
Cash and cash equivalents at end of period	$338,555	$266,185
	=======	=======

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase and sale-leaseback of equipment	$--	$22,359
Gain on sale-leaseback of aircraft and payment of debt	$--	$3,000
Acquisition of equipment under capital lease	$15,513	$--
Conversion of debt to equity	$--	$5,500

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Business
All of the operations of AirTran Holdings, Inc. are conducted by our wholly owned subsidiary, AirTran Airways, Inc. AirTran Airways, Inc. is one of the largest low-fare, scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled air transportation of passengers principally in the eastern United States, primarily from our hub at Hartsfield-Jackson Atlanta International Airport in Atlanta, Georgia.

Basis of Presentation
Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our-wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of the accompanying unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the unaudited Condensed Consolidated Financial Statements and accompanying Notes. Actual results may differ from those estimates and such differences may be material to the unaudited Condensed Consolidated Financial Statements.

Reclassification
Certain 2003 amounts have been reclassified to conform to 2004 classifications.

Stock-Based Employee Compensation
We grant stock options and restricted stock awards from time to time to certain of our officers, directors and key employees. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and accordingly recognize compensation expense when the exercise price of an award is less than the fair value of our common stock on the grant date. We issued approximately 1,400,355 shares of common stock pursuant to stock option exercises during 2004.

The following table illustrates the effect on net income (loss) and earnings (loss) per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure:
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net income (loss), as reported	$(9,769)	$19,613	$11,130	$78,840

Add: Stock-based employee compensation
expense included in reported income,
net of related tax effects	108	--	250	--

Deduct: Stock-based employee compensation
expense determined under the fair value
based method, net of related tax effects	(862)	(1,300)	(2,749)	(4,070)

Pro forma net income (loss)	$(10,523)	$18,313	$8,631	$74,770
	======	=======	=======	=======
EARNINGS (LOSS) PER SHARE:

Basic, as reported	$(0.11)	$0.27	$0.13	$1.09
Basic, pro forma	$(0.12)	$0.25	$0.10	$1.03

Diluted, as reported	$(0.11)	$0.24	$0.12	$0.99
Diluted, pro forma	$(0.12)	$0.20	$0.10	$0.91

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

We have granted stock awards to our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests. During the first nine months of 2004, we granted approximately 135,250 stock awards and recorded deferred compensation related to such awards of approximately $1.8 million. Approximately $0.4 million of deferred compensation was amortized as compensation expense during the first nine months of 2004.

Note 2 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:
	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
NUMERATOR:
Net income (loss) available to common stockholders	$(9,769)	$19,613	$11,130	$78,840
Plus income effect of assumed conversion-interest on convertible debt	--	2,137	--	2,455
Income (loss) before assumed conversion, diluted	$(9,769)	$21,750	$11,130	$81,295
	========	========	========	========
DENOMINATOR:
Weighted-average shares outstanding, basic	85,597	73,732	84,940	72,493
Effect of dilutive securities:
Stock options	--	5,139	3,810	3,566
Convertible debt	--	11,241	--	4,401
Stock warrants	--	2,020	630	1,316
Adjusted weighted-average shares outstanding, diluted	85,597	92,132	89,380	81,766
	========	========	========	========
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.11)	$0.27	$0.13	$1.09
	========	========	========	========
Diluted	$(0.11)	$0.24	$0.12	$0.99
	========	========	========	========

For the three months ended September 30, 2004, 3.5 million, 0.6 million and 11.2 million incremental shares related to our stock options, convertible debt and stock warrants, respectively, were not included in the diluted earnings per share calculation because the effect of including these shares would have been anti-dilutive. For the nine months ended September 30, 2004, 11.2 million incremental shares related to our convertible debt were not included in the diluted earnings per share calculation because the effect of including these shares would have been anti-dilutive.

On September 30, 2004, the Emerging Issues Task Force reached consensus on Issue No. 04-08 (EITF No. 04-08), The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF No. 04-08 provides that the shares issuable upon conversion of these debt instruments be included in the earnings per share computation, if dilutive, regardless of whether the contingent conditions for their conversion have been met. This change does not have any effect on net income, but it may affect the related earnings per share amounts. The new rules will be effective for reporting periods ending after December 15, 2004. We plan to adopt EITF No. 04-08 as of December 31, 2004. We will include, if dilutive, the assumed conversion of our 7% convertible notes issued May 2003 in all of our reported diluted earnings per share calculations. We expect this change to have an immaterial impact on our diluted earnings per share calculations.

Note 3 - Comprehensive Income (Loss)

Comprehensive income (loss) encompasses net income (loss) and "other comprehensive income (loss)," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income (loss) is composed of reclassifications to earnings of deferred gains and losses related to derivative financial instruments used to manage our fuel costs that qualified for hedge accounting. These derivative instruments were terminated in March 2002. Amounts are reclassified to earnings as the related fuel is used. Comprehensive income (loss) was $(9.7) million and $19.7 million for the three months ended September 30, 2004 and 2003 and $11.3 million and $79.3 million for the nine months ended September 30, 2004 and 2003, respectively. The differences between net income (loss) and comprehensive income (loss) for each of these periods are as follows:
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Net income (loss):	$(9,769)	$19,613	$11,130	$78,840
Unrealized income on derivative instruments, net of taxes*	59	121	165	438
Comprehensive income (loss)	$(9,710)	$19,734	$11,295	$79,278
	========	========	========	========

* Amounts are net of taxes of $38 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $106 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

Because net deferred tax assets were offset in full by a valuation allowance during 2003 there was no tax effect on the unrealized loss for 2003.

An analysis of the amounts included in Accumulated other comprehensive loss is shown below:
(in thousands)	Decrease
Balance at December 31, 2003	$(271)
Reclassification to earnings	271
Balance at September 30, 2004	$--
==========

Note 4 - Fuel Risk Management

Aircraft fuel is one of our significant expenditures, representing approximately 25.1 percent and 21.5 percent of our total operating expenses for the three months ended September 30, 2004 and 2003, respectively, and 23.3 percent and 21.8 percent of our total operating expenses for the nine months ended September 30, 2004 and 2003, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce exposure to increases in the price and availability of aircraft fuel include the utilization of fixed-price fuel contracts and fuel cap contracts (collectively "fuel contracts"). Fixed-price fuel contracts are agreements to purchase defined quantities of aircraft fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aircraft fuel from a third party at a price not to exceed a defined price, thereby limiting our exposure to increases in the price of aircraft fuel. As of September 30, 2004, we had fuel contracts to purchase approximately 60.1 percent and 13.2 percent of our fuel needs through the end of December 2004 and 2005, respectively. We expect the average price of fuel under these fuel contracts to be no higher than $0.92 and $1.07 per gallon, including delivery to our operations hub in Atlanta and other locations, through the end of December 2004 and 2005, respectively.

Note 5 - Commitments and Contingencies

Aircraft Purchase Commitments
Our future commitments primarily consist of obligations to acquire Boeing 737-700 (B737) and Boeing 717-200 (B717) aircraft. During the third quarter of 2004, we exercised options for the purchase of two B737 aircraft to be delivered in 2006. The following table details our firm orders and options for aircraft acquisitions as of September 30, 2004.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2004	3	--	2	--
2005	13	--	8	--
2006	15	4	--	--
2007	12	5	--	--
2008	4	14	--	--
	--------	--------	--------	--------
Total*	47	23	10	--
	=====	=====	=====	=====

* We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above. See Note 11 to the unaudited Condensed Consolidated Financial Statements for information regarding modified delivery dates for certain B717 firm orders agreed upon subsequent to September 30, 2004.

We have lease-financing commitments from Boeing Capital Loan Corporation or affiliates thereof for our 10 B717 aircraft remaining on firm order, and pursuant to our agreement with an aircraft leasing company we have lease-financing commitments for 19 of the remaining B737 deliveries. Additionally, we have financing commitments in place for the delivery of four B737 deliveries (see Note 9 to the unaudited Condensed Consolidated Financial Statements for more information on B737 aircraft financing) and have obtained financing commitments from an affiliate of The Boeing Company (Boeing) for up to 80 percent of the purchase price for 16 of the B737 firm orders in the event we are unable to secure financing from the financial markets on acceptable terms. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

During the first nine months of 2004, in connection with Airways' agreement with Boeing, Airways was refunded $7.7 million in previously paid aircraft deposits. We paid $36.7 million to Boeing in aircraft deposits for the acquisition of B717 and B737 aircraft.

Credit Agreement
We entered into an agreement with a commercial bank that allows us to obtain letters of credit and enter into hedge agreements with the bank for up to $15.0 million. At September 30, 2004, we had approximately $12.1 million in letters of credit drawn against the credit agreement.

Other
During 2002, we entered into a cancelable agreement with a regional jet contractor to provide regional jet service between pre-determined pairs of cities. We paid the contractor to operate the flights and were entitled to all revenues associated with these flights. These payments were recorded on a net basis as a reduction to passenger revenues. During the third quarter 2004 we completed a planned phase-out of this regional jet service.

During 2003, we entered into an agreement with an air carrier to provide jet service between pre-determined pairs of cities. The air carrier provides its own aircraft, crew, maintenance, and hull and liability insurance in exchange for a fixed block hour rate for flights operated on our behalf. These payments are recorded on a net basis as a reduction of passenger revenues. We have agreed to phase out this jet service by the end of November 2004.

Note 6 - Income Taxes

At December 31, 2003, we had net operating loss (NOL) carryforwards for income tax purposes of approximately $118.4 million that will begin to expire in 2016. We previously carried a valuation allowance on a significant portion of our deferred tax assets, including our NOL carryforwards. During 2003, as a result of profitable results in 2003 and 2002 and expectations of future profitability, we released the valuation allowance on the deferred tax asset related to our NOL carryforwards. Therefore, beginning in 2004, we are recording our provision for income taxes at an annualized effective rate of 39 percent. Income tax expense (benefit) was $(5.7) million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively, and $7.1 million and $1.8 million for the nine months ended September 30, 2004 and 2003, respectively.

Note 7 - Emergency Wartime Supplemental Appropriations Act

On April 16, 2003, Congress approved and the President signed into law the Emergency Wartime Supplemental Appropriations Act of 2003 (Wartime Act) which provided, among other things, for certain financial relief to the United States airline industry, including: (i) $100 million to compensate U.S. air carriers for certain costs associated with strengthening flight deck doors and locks on aircraft and (ii) approximately $2.3 billion to be remitted to U.S. air carriers in the proportional share each such carrier has paid or collected in passenger security and air carrier security fees to the U.S. Transportation Security Administration (TSA). We were paid approximately $38.1 million as our share of the security fee reimbursement; the reimbursement was recorded in "Other (Income) Expense-Payment received under the Emergency Wartime Appropriations Act, 2003" on our unaudited Condensed Consolidated Statements of Operations.

During the third quarter of 2003, we received $1.7 million from the Federal Aviation Administration in reimbursement of flight deck door reinforcement expenditures. We recorded as an offset to our capital costs for our B717 aircraft approximately $1.3 million and reduced our expense for our McDonnell Douglas DC-9 aircraft by approximately $0.4 million.

Note 8 - Impairment/Lease Termination

During the second quarter of 2001, we announced our intention to retire our fleet of four Boeing 737-200 (B737-200) aircraft later that year. In connection with our retirement of these aircraft, we recorded an impairment loss and lease termination charge of $18.1 million.

In June 2004, upon final lease termination of a B737-200, we reversed the remaining accrual of approximately $1.2 million related to the disposition of the lease. This was offset by a write-down of the asset costs of a B737-200 for $1.1 million to reflect the current fair market value of the aircraft. These amounts have been included as "Operating Expenses-Other operating" in our unaudited Condensed Consolidated Statements of Operations.

Note 9 - Long-term Debt

In May 2003, Holdings completed a private placement of $125 million in convertible notes due in 2023. The proceeds were used to improve Holdings' and Airways' overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The first interest payment on the notes was made July 1, 2003. The notes are unsecured senior obligations ranking equally with Holdings' existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways), including deposits and trade payables.

The notes are currently convertible into shares of Holdings' common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holdings may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require Holdings to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. Holdings filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock which became effective in October 2003.

In June 2003, Boeing Capital Corporation (Boeing Capital) exercised its remaining conversion rights related to Holdings' 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease in Holdings' overall debt of $5.5 million. In connection with the conversion, Holdings issued approximately 1.0 million shares of its common stock to Boeing Capital. In accordance with accounting principles generally accepted in the United States, Holdings expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the accompanying unaudited Condensed Consolidated Statements of Operations as "Other (Income) Expense - Convertible debt discount amortization."

In August 2003, Holdings redeemed the remaining balance of $10.3 million of its 13% Series A Senior Secured Notes.

In August 2004, in conjunction with the acquisition of three B737 aircraft, Airways executed the first of three equipment notes for $29.0 million due in August 2016. The note bears interest (and the two notes to be entered into will bear interest) at a floating rate equal to the six-month US Dollar LIBOR rate in effect at the commencement of each semi-annual period plus 1.5% and is payable semi-annually on February 16 and August 16. The note is (and the two notes to be entered into will be) secured by a first mortgage on the purchased aircraft. Airways will pay a commitment fee equal to 0.25% per annum of the undrawn portion of the loan amount.

In September 2004, in conjunction with the acquisition of three additional B737 aircraft, Airways executed the first of three equipment notes for $28.5 million due in September 2016. The note bears interest (and the two notes to be entered into will bear interest) at a floating rate equal to the six-month US Dollar LIBOR rate in effect at the commencement of each semi-annual period plus 1.5% and is payable March 17 and September 17. The note is (and the two notes to be entered into will be) secured by a first mortgage on the purchased aircraft and is unconditionally guaranteed by Airways. Airways will pay a commitment fee equal to 0.65% per annum of the undrawn portion of the loan amount.

Note 10 - Indemnifications and Guarantees

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities consist of the following:

Certain of Airways' debt agreements related to certain aircraft-secured notes payable through 2014 and 2017 contain provisions whereby we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by, or any reduction in receivables due to such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88% over the rate specified by such certificate holders as the cost to them of obtaining funds in United States dollars in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

In our aircraft financing agreements, we typically indemnify the financing parties, trustees acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation and maintenance of the aircraft and for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. We believe we are covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to aircraft we operate. Additionally, if there is a change in the law which results in the imposition of any reserve, capital adequacy, special deposit, or similar requirement the result of which is to increase the cost to the lender, we will pay the lender the additional amount necessary to compensate the lender for the actual cost increase.

We expect that we would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to aircraft we operate.

Airways' aircraft lease transaction documents contain customary indemnities concerning withholding taxes under which we are responsible in some circumstances, should withholding taxes be imposed, for paying such amounts of additional rent as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply to leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

We have various real property leases and various agreements among airlines relating to fuel consortia or fuel farms at airports, under which we have agreed to standard provisions indemnifying the lessor against environmental liabilities associated with the real property covered under the agreement, even if we are not the party responsible for the environmental damage. In the case of fuel consortia at the airports, these indemnities are generally joint and several among the airlines. We cannot quantify the maximum potential exposure under these indemnities, and we do not currently have liability insurance that protects us against environmental damages.

Under certain contracts with third parties, we indemnify the third party against legal liability arising out of an action by a third party. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, we have liability insurance protecting us from obligations under these indemnities.

Note 11 - Subsequent Events

On October 24, 2004, Airways agreed, subject to certain conditions, to assume the Chicago Midway Airport gate leases and acquire certain other related assets including takeoff and landing slots at New York's LaGuardia and Washington's Ronald Reagan National airports of ATA Airlines, Inc., a unit of ATA Holdings Corp. (ATA). ATA and certain of its subsidiaries have filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. The purchase price of this transaction is approximately $90.0 million payable in cash upon the approval and transfer of the agreed upon gate leases and slots. We may use working capital and/or current cash on hand to complete the funding of this transaction. We may also raise capital through the issuance of new equity or debt, or a combination thereof. There can be no assurance we will obtain, if necessary, the financing sufficient to fund this transaction. In addition, the agreement must receive various approvals, including approval of the Bankruptcy Court in ATA's Chapter 11 proceeding.

During October 2004, we modified the delivery dates for two B717 aircraft previously scheduled for delivery in 2005. The two aircraft are now scheduled for delivery in 2006.

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

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports, filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge on our website at www.airtran.com. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing.

GENERAL INFORMATION

All of the operations of AirTran Holdings, Inc. (Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (Airways). We are one of America's largest low-fare airlines and operate over 500 flights a day to more than 40 destinations. Our hub is at Hartsfield-Jackson Atlanta International Airport (Hartsfield), the world's busiest airport by passenger volume, where we are the second largest carrier. We are the world's largest operator of the Boeing 717 and have America's youngest all-Boeing fleet. We recently added the Boeing 737-700 (B737) aircraft, one of the most fuel efficient and environmentally friendly aircraft flying today, to our fleet and we will begin outfitting our aircraft with XM Satellite Radio before the end of 2004.

The third quarter of 2004 was our most challenging quarter since the temporary shutdown of the United States' air transportation system following the terrorist events of September 11, 2001. The primary challenges we faced were historically high fuel prices, significant pricing and capacity actions by major competitors, and abnormally severe weather conditions.

We incurred a net loss of $9.8 million in the third quarter of 2004 compared to net income of $19.6 million for the same prior year period. Fuel prices remained at historically high levels for the quarter with our average cost of aircraft fuel (excluding fuel taxes) increasing by 28.8 percent to $1.16 per gallon. Significant capacity additions by major competitors in our industry continued to weaken our ability to raise passenger fares. Among the airlines adding significant capacity is our largest competitor at Hartsfield, where the competing airline announced its intention to close one of its largest operation hubs in order to augment its operations at its other existing hubs, including Hartsfield. Lastly, more than half of our operations were adversely affected by four major hurricanes striking the state of Florida.

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

RESULTS OF OPERATIONS

The tables below set forth selected financial and operating data for the indicated periods:
	Three months ended September 30,				Percent
	2004		2003		change

Revenue passengers	3,312,802		3,120,762		6.2
Revenue passenger miles (RPM) (000s)	2,087,355		1,910,161		9.3
Available seat miles (ASM) (000s)	2,979,243		2,601,682		14.5
Passenger load factor	70.1%		73.4%		(3.3)	pts.
Break-even load factor	74.7%		67.1%		7.6	pts.
Average fare	$71.27		$73.64		(3.2)
Average yield per RPM	11.31	¢	12.03	¢	(6.0)
Passenger revenue per ASM	7.93	¢	8.83	¢	(10.2)
Operating cost per ASM	8.65	¢	8.11	¢	6.7
Average stage length (miles)	608		597		1.8
Average cost of aircraft fuel per gallon,
including fuel taxes	123.19	¢	97.27	¢	26.6
Average cost of aircraft fuel per gallon,
excluding fuel taxes	115.73	¢	89.84	¢	28.8
Average daily utilization (hours:minutes)	10:36		11:00		(3.6)
Number of operating aircraft in fleet at end of
period	82		72		13.9

	Nine months ended September 30,				Percent
	2004		2003		change

Revenue passengers	9,717,696		8,643,229		12.4
Revenue passenger miles (RPM) (000s)	6,180,938		5,269,195		17.3
Available seat miles (ASM) (000s)	8,662,896		7,361,437		17.7
Passenger load factor	71.3%		71.6%		(0.3)	pts.
Break-even load factor	69.6%		62.8%		6.8	pts.
Average fare	$75.69		$76.20		(0.7)
Average yield per RPM	11.90	¢	12.50	¢	(4.8)
Passenger revenue per ASM	8.49	¢	8.95	¢	(5.1)
Operating cost per ASM	8.46	¢	8.34	¢	1.4
Average stage length (miles)	620		592		4.7
Average cost of aircraft fuel per gallon,
including fuel taxes	113.81	¢	98.56	¢	15.5
Average cost of aircraft fuel per gallon,
excluding fuel taxes	109.84	¢	88.48	¢	24.1
Average daily utilization (hours:minutes)	10:54		10:54		--
Number of operating aircraft in fleet at end of
period	82		72		13.9

For the three months ended September 30, 2004 and 2003

Summary
For the three months ended September 30, 2004 we recorded an operating loss of $12.0 million, a net loss of $9.8 million, and our diluted loss per common share was $0.11. For the comparative period in 2003, we recorded operating income of $26.4 million, net income of $19.6 million, and our diluted earnings per common share was $0.24.

Operating Revenues
Our operating revenues for the quarter increased $8.3 million (3.5 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 9.3 percent increase in traffic, as measured by RPMs.

As part of the order we placed with The Boeing Company (Boeing) in 2003 for up to 110 aircraft, we have added 14 new aircraft to our operations since September 30, 2003. During the same period we retired four McDonnell Douglas DC-9 (DC-9) aircraft. As a result, our capacity, as measured by ASMs, increased 14.5 percent. Our ASM growth, combined with our RPM growth of 9.3 percent decreased our passenger load factor by 3.3 percentage points to 70.1 percent.

Our average yield per RPM decreased by 6.0 percent to 11.31 cents. The reduction in yield resulted from a 2.9 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers, to 630 miles, offset by a 3.2 percent decrease in our average fare to $71.27. This decline in yield, when combined with our 3.3 percentage point decrease in passenger load factor, resulted in a 10.2 percent decrease in passenger unit revenues, or passenger RASM, to 7.93 cents per ASM.

Operating Expenses
Our operating expenses for the quarter increased $46.7 million (22.1 percent) on ASM growth of 14.5 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM (CASM), for the indicated period:

	Three months ended September 30,				Percent
	2004		2003		change

Salaries, wages and benefits	2.35	¢	2.28	¢	3.1
Aircraft fuel	2.17		1.74		24.7
Aircraft rent	1.30		1.26		3.2
Maintenance, materials and repairs	0.57		0.55		3.6
Distribution	0.40		0.45		(11.1)
Landing fees and other rents	0.54		0.52		3.8
Aircraft insurance and security services	0.19		0.20		(5.0)
Marketing and advertising	0.24		0.23		4.3
Depreciation	0.12		0.13		(7.7)
Other operating	0.77		0.75		2.7

Total CASM	8.65	¢	8.11	¢	6.7
	=======		=======

Salaries, wages and benefits increased $10.7 million (18.0 percent), primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our aircraft fleet, including new destinations opened during 2003 and additional frequencies added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. On a cost per ASM basis these costs increased 3.1 percent to 2.35 cents. We employed approximately 5,600 and 5,200 employees (full-time equivalents) as of September 30, 2004 and 2003, respectively, representing a 7.7 percent increase.

Aircraft fuel increased $19.2 million (42.3 percent), primarily due to historically high fuel prices. Our average cost of aircraft fuel for the current quarter was $1.23 per gallon, an increase of 26.6 percent over the three months ended September 30, 2003. Our expanded level of flight operations generated by the growth of our aircraft fleet further increased our consumption of aircraft fuel. The level of our flight operations, as measured by block hours flown, increased 8.0 percent while our fuel consumption increased 12.4 percent to 680 gallons per block hour. We currently operate an aircraft fleet consisting entirely of fuel-efficient B737 and Boeing 717-200 (B717) aircraft. As we replaced our DC-9 aircraft with the B717 aircraft type, we realized cost savings in the form of reduced fuel consumption per block hour. We retired our last DC-9 aircraft during January 2004. Aircraft fuel represented 25.1 percent and 21.5 percent of our operating expenses for the three months ended September 30, 2004 and 2003, respectively. Based on our projected fuel consumption for the twelve-month period ending September 30, 2005, a hypothetical 10 percent increase in the raw price of aircraft fuel would increase our annual fuel expense by approximately $24.2 million. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Aircraft rent increased $5.9 million (17.9 percent), primarily due to the leasing of a greater number of aircraft during the period. Our aircraft deliveries for the twelve-month period ended September 30, 2004 consisted of five B737 aircraft and nine B717 aircraft; with the exception of two B737s, all of these deliveries were lease-financed. We have lease-financing commitments in place for the five aircraft scheduled for delivery during the remainder of this year. During the third quarter of 2004, we took delivery of one B737 aircraft and one B717 aircraft that were lease-financed in accordance with our commitments.

Maintenance, materials and repairs increased $2.7 million (18.4 percent). On a block hour basis, maintenance costs increased 9.6 percent to $221 per block hour. As the original manufacturer warranties expire on our B717 aircraft the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually, we pay monthly fees based on the level of our operations, as measured by either the number of flight hours flown or the number of landings. Our increased level of operations during the period and the related costs associated with our maintenance agreements predominantly account for the overall increase in this area.

Distribution costs increased $0.3 million (2.3 percent), primarily due to an overall growth of passenger revenues derived from travel agency sales. Although total distribution costs have increased, these costs as a percentage of passenger revenues have decreased as more of our passengers have shifted their bookings directly onto our website. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agents.

Landing fees and other rents increased $2.5 million (18.6 percent), primarily due to growth in the number of flights we operated, landing fee rate increases, and the leasing of facilities at new destinations that were added to our route network during 2003.

Aircraft insurance and security services increased $0.4 million (7.7 percent). The addition of 14 new Boeing aircraft to our fleet during the period increased our total insured hull value and related insurance premiums.

Marketing and advertising increased $1.3 million (21.8 percent), primarily due to our promotional efforts associated with the development of our new destinations opened during 2003 and efforts to stimulate demand in all the markets that we serve.

Depreciation increased $0.3 million (10.3 percent). Our significant asset additions during the period were primarily new Boeing aircraft. However, with the exception of two B737s, all aircraft additions during the period were lease-financed rather than purchased.

Other operating expenses increased $3.5 million (17.8 percent), primarily due to added passenger-related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and routes, and the costs associated with our reservations system and other automation projects.

Nonoperating (Income) Expense
Other (income) expense, net was $3.5 million for the first three months of 2004, as compared to $6.5 million for the first three months of 2003. The decrease is primarily due to lower interest expense as a result of having reduced our outstanding debt obligations. During 2003, we also recognized a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note. See Note 9 to the unaudited Condensed Consolidated Financial Statements for more information regarding this charge.

Income Tax Expense
At December 31, 2003, we had net operating loss (NOL) carryforwards for income tax purposes of approximately $118.4 million that will begin to expire in 2016. We previously carried a valuation allowance on a significant portion of our deferred tax assets, including our NOL carryforwards. During 2003, as a result of profitable results in 2003 and 2002 and expectations of future profitability, we released the valuation allowance on the deferred tax asset related to our NOL carryforwards. Therefore, beginning in 2004, we are recording our provision for income taxes at an annualized effective rate of 39 percent. Income tax expense (benefit) was $(5.7) million and $0.3 million for the three months ended September 30, 2004 and 2003, respectively.

For the nine months ended September 30, 2004 and 2003

Summary
We recorded operating income of $29.3 million, net income of $11.1 million, and diluted earnings per common share of $0.12 for the nine months ended September 30, 2004. For the comparative period in 2003, we recorded operating income of $65.5 million, net income of $78.8 million, and diluted earnings per common share of $0.99.

Operating Revenues
Our operating revenues for the nine months ended September 30, 2004 increased $82.8 million (12.2 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 17.3 percent increase in traffic, as measured by RPMs.

As part of the order we placed with Boeing in 2003 for up to 110 aircraft we have added 14 new aircraft to our operations since September 30, 2003. During the same period we retired four DC-9 aircraft. As a result, our capacity, as measured by ASMs, increased 17.7 percent. Our ASM growth, combined with our RPM growth of 17.3 percent decreased our passenger load factor 0.3 percentage points to 71.3 percent.

Our average yield per RPM decreased 4.8 percent to 11.90 cents per RPM. The reduction in yield resulted from a 4.3 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers, to 636 miles, offset by a 0.7 percent decrease in our average fare to $75.69. This decline in yield, when combined with our 0.3 percentage point decrease in passenger load factor, resulted in a 5.1 percent decrease in passenger unit revenues, or passenger RASM, to 8.49 cents per ASM.

Operating Expenses
Our operating expenses for the nine months ended September 30, 2004 increased $119 million (19.4 percent) on ASM growth of 17.7 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated period:

	Nine months ended September 30,				Percent
	2004		2003		change

Salaries, wages and benefits	2.30	¢	2.33	¢	(1.3)
Aircraft fuel	1.98		1.81		9.4
Aircraft rent	1.28		1.21		5.8
Maintenance, materials and repairs	0.63		0.61		3.3
Distribution	0.43		0.47		(8.5)
Landing fees and other rents	0.53		0.52		1.9
Aircraft insurance and security services	0.19		0.19		--
Marketing and advertising	0.25		0.26		(3.8)
Depreciation	0.11		0.14		(21.4)
Other operating	0.77		0.80		(3.8)

Total CASM	8.46	¢	8.34	¢	1.4
	=======		=======

Salaries, wages and benefits increased $27.7 million (16.1 percent), primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our aircraft fleet, including new destinations opened during 2003 and additional frequencies added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. On a cost per ASM basis these costs decreased 1.3 percent to 2.30 cents. We employed approximately 5,600 and 5,200 employees (full-time equivalents) as of September 30, 2004 and 2003, respectively, representing a 7.7 percent increase.

Aircraft fuel increased $37.5 million (28.1 percent), primarily due to historically high fuel costs. Our average cost of aircraft fuel for the period was $1.14 per gallon, an increase of 15.5 percent over the nine months ended September 30, 2003. Our expanded level of flight operations generated by the growth of our aircraft fleet further increased our consumption of aircraft fuel. The level of our flight operations, as measured by block hours flown, increased 11.8 percent while our fuel consumption decreased 0.8 percent to 662 gallons per block hour. We currently operate an aircraft fleet consisting entirely of fuel-efficient B737 and B717 aircraft. As we replaced our DC-9 aircraft with the B717 aircraft type, we realized cost savings in the form of reduced fuel consumption per block hour. We retired our last DC-9 aircraft during January 2004. Aircraft fuel represented 23.3 percent and 21.8 percent of our operating expenses for the nine months ended September 30, 2004 and 2003, respectively. Based on our projected fuel consumption for the twelve-month period ending September 30, 2005, a hypothetical 10 percent increase in the raw price of aircraft fuel would increase our annual fuel expense by approximately $24.2 million. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Aircraft rent increased $21.6 million (24.3 percent), primarily due to the leasing of a greater number of aircraft during the period. Our aircraft deliveries for the twelve-month period ended September 30, 2004 consisted of five B737 aircraft and nine B717 aircraft; with the exception of two B737s, all of these deliveries were lease-financed. We have lease-financing commitments in place for the five aircraft scheduled for delivery during the remainder of this year. During the nine months ended September 30, 2004, we took delivery of three B737 aircraft and four B717 aircraft that were lease-financed in accordance with our commitments.

Maintenance, materials and repairs increased $9.2 million (20.5 percent). On a block hour basis, maintenance costs increased 7.7 percent to $239 per block hour. As the original manufacturer warranties expire on our B717 aircraft the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually, we pay monthly fees based on the level of our operations, as measured by either the number of flight hours flown or the number of landings. Our increased level of our operations during the period and the related costs associated with our maintenance agreements predominantly account for the overall increase in this area.

Distribution costs increased $2.9 million (8.3 percent), primarily due to an overall growth of passenger revenues derived from travel agency sales. Although total distribution costs have increased, these costs as a percentage of passenger revenues have decreased as more of our passengers have shifted their bookings directly onto our website. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agents.

Landing fees and other rents increased $7.9 million (20.5 percent), primarily due to growth in the number of flights we operated, landing fee rate increases, and the leasing of facilities at new destinations that were added to our route network during 2003.

Aircraft insurance and security services increased $2.3 million (15.9 percent). The addition of 14 new Boeing aircraft to our fleet during the period increased our total insured hull value and related insurance premiums.

Marketing and advertising increased $2.5 million (13.4 percent), primarily reflecting promotional efforts associated with the development of our new destinations opened during 2003 and efforts to stimulate demand in all the markets that we serve.

Depreciation decreased $0.1 million (1.0 percent). Our significant asset additions during the period were primarily new Boeing aircraft. However, with the exception of two B737s, all aircraft additions during the period were lease-financed rather than purchased.

Other operating expenses increased $7.6 million (12.9 percent), primarily from added passenger-related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and routes, and the costs associated with our reservations system and other automation projects.

Nonoperating (Income) Expense
Other (income) expense, net was $11.0 million for the first nine months of 2004, as compared to $(15.2) million for the first nine months of 2003. The increase in expenses is primarily due to the receipt in 2003 of $38.1 million as a government reimbursement pursuant to the Wartime Act. See Note 7 to the unaudited Condensed Consolidated Financial Statements for more information on the Wartime Act. During 2003, we also recognized a non-cash charge of $1.8 million related to the conversion of the remaining portion of a convertible note. See Note 9 to the unaudited Condensed Consolidated Financial Statements for more information regarding this charge.

Income Tax Expense
At December 31, 2003, we had NOL carryforwards for income tax purposes of approximately $118.4 million that will begin to expire in 2016. We previously carried a valuation allowance on a significant portion of our deferred tax assets, including our NOL carryforwards. During 2003, as a result of profitable results in 2003 and 2002 and expectations of future profitability, we released the valuation allowance on the deferred tax asset related to our NOL carryforwards. Therefore, beginning in 2004, we are recording our provision for income taxes at an annualized effective rate of 39 percent. Income tax expense was $7.1 million and $1.8 million for the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, our cash and cash equivalents, including restricted cash, totaled $347.0 million compared to $348.5 million at December 31, 2003. Operating activities for the first nine months of 2004 generated $40.9 million of cash compared to $109.6 million for the same prior year period. The decrease in cash flows from operating activities was primarily due to: (i) the receipt of $38.1 million during 2003 pursuant to the Wartime Act, which was not received in 2004, and (ii) a $13.5 million decrease in our air traffic liability representing transportation purchased but not yet flown.. See Note 7 to the unaudited Condensed Consolidated Financial Statements for more information on the Wartime Act. Investing activities for the first nine months of 2004 used $101.2 million in cash compared to $56.4 million in 2003. Investing activities for 2004 primarily consisted of the purchase of two B737 aircraft, whereas a comparatively greater amount of aircraft purchase deposits were due and paid during 2003. Financing activities generated $60.1 million and $108.8 million during the first nine months of 2004 and 2003, respectively. Our 2004 financing activities primarily consist of our issuance of equipment notes pursuant to the acquisition of two B737 aircraft, whereas we issued new convertible debt of $125.0 million during 2003.

Aircraft Purchase Commitments
Our future commitments primarily consist of obligations to acquire B737 and B717 aircraft. During the third quarter of 2004, we exercised options for the purchase of two B737 aircraft to be delivered in 2006. The following table details our firm orders and options for aircraft acquisitions as of September 30, 2004.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2004	3	--	2	--
2005	13	--	8	--
2006	15	4	--	--
2007	12	5	--	--
2008	4	14	--	--
	--------	--------	--------	--------
Total*	47	23	10	--
	=====	=====	=====	=====

* We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above. See Note 11 to the unaudited Condensed Consolidated Financial Statements for information regarding modified delivery dates for certain B717 firm orders agreed upon subsequent to September 30, 2004.

We have lease-financing commitments from Boeing Capital Loan Corporation or affiliates thereof for our 10 B717 aircraft remaining on firm order, and pursuant to our agreement with an aircraft leasing company we have lease-financing commitments for 19 of the remaining B737 deliveries. Additionally, we have financing commitments in place for the delivery of four B737 deliveries (see Note 9 to the unaudited Condensed Consolidated Financial Statements for more information on B737 aircraft financing) and have obtained financing commitments from an affiliate of Boeing for up to 80 percent of the purchase price for 16 of the B737 firm orders in the event we are unable to secure financing from the financial markets on acceptable terms. There can be no assurance that sufficient financing will be available for all aircraft and other capital expenditures not covered by firm financing commitments.

During the first nine months of 2004, in connection with Airways' agreement with Boeing, Airways was refunded $7.7 million in previously paid aircraft deposits. We paid $36.7 million to Boeing in aircraft deposits for the acquisition of B717 and B737 aircraft.

Credit Agreement
We entered into an agreement with a commercial bank that allows us to obtain letters of credit and enter into hedge agreements with the bank for up $15.0 million. At September 30, 2004, we had approximately $12.1 million in letters of credit drawn against the credit agreement.

Other
During 2002, we entered into a cancelable agreement with a regional jet contractor to provide regional jet service between pre-determined pairs of cities. We paid the contractor to operate the flights and were entitled to all revenues associated with these flights. These payments were recorded on a net basis as a reduction to passenger revenues. During the third quarter 2004 we completed a planned phase-out of this regional jet service.

During 2003, we entered into an agreement with an air carrier to provide jet service between pre-determined pairs of cities. The air carrier provides its own aircraft, crew, maintenance, and hull and liability insurance in exchange for a fixed block hour rate for flights operated on our behalf. These payments are recorded on a net basis as a reduction of passenger revenues. We have agreed to phase out this jet service by the end of November 2004.

Subsequent Events
On October 24, 2004, Airways agreed, subject to certain conditions, to assume the Chicago Midway Airport gate leases and acquire certain other related assets including takeoff and landing slots at New York's LaGuardia and Washington's Ronald Reagan National airports of ATA Airlines, Inc., a unit of ATA Holdings Corp. (ATA). ATA and certain of its subsidiaries have filed for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Indiana. The purchase price of this transaction is approximately $90.0 million payable in cash upon the approval and transfer of the agreed upon gate leases and slots. We may use working capital and/or current cash on hand to complete the funding of this transaction. We may also raise capital through the issuance of new equity or debt, or a combination thereof. There can be no assurance we will obtain, if necessary, the financing sufficient to fund this transaction. In addition, the agreement must receive various approvals, including approval of the Bankruptcy Court in ATA's Chapter 11 proceeding.

During October 2004, we modified the delivery dates for two B717 aircraft previously scheduled for delivery in 2005. The two aircraft are now scheduled for delivery in 2006.

New Accounting Standard
On September 30, 2004, the Emerging Issues Task Force reached consensus on Issue No. 04-08 (EITF No. 04-08), The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which requires the dilutive effect of contingently convertible debt instruments to be included in the calculation of diluted earnings per share. Accordingly, the shares issuable upon conversion of contingently convertible debt instruments are to be included in the earnings per share computation, if dilutive, regardless of whether the contingent conditions for their conversion have been met. The new rules will be effective for reporting periods ending after December 15, 2004. This change is not expected to have material impact on our diluted earnings per share calculations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, other than those discussed below.

Aircraft Fuel
Aircraft fuel is one of our significant expenditures, representing approximately 23.3 percent and 21.8 percent of our total operating expenses for the nine months ended September 30, 2004 and 2003, respectively. Based on our projected fuel consumption for the twelve-month period ending September 30, 2005, a hypothetical 10 percent increase in the raw price of aircraft fuel would increase our annual fuel expense by approximately $24.2 million. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce exposure to increases in the price and availability of aircraft fuel include the utilization of fixed-price fuel contracts and fuel cap contracts (collectively "fuel contracts"). Fixed-price fuel contracts are agreements to purchase defined quantities of aircraft fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aircraft fuel from a third party at a price not to exceed a defined price, thereby limiting our exposure to increases in the price of aircraft fuel. As of September 30, 2004, we had fuel contracts to purchase approximately 60.1 percent and 13.2 percent of our fuel needs through the end of December 2004 and 2005, respectively. We expect the average price of fuel under these fuel contracts to be no higher than $0.92 and $1.07 per gallon, including delivery to our operations hub in Atlanta and other locations, through the end of December 2004 and 2005, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their evaluation as of September 30, 2004, our disclosure controls and procedures are effective for gathering, analyzing, and disclosing the information we are required to disclose in our reports under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2004.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit No. Description
10.1 - Letter of Commitment dated October 24, 2004 to ATA Holdings Corp. and ATA Airlines, Inc. (1).
10.2 - Employment agreement dated October 28, 2004 between Holdings and Joseph B. Leonard (2).
31.1 - CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2 - CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32.1 - CEO certification pursuant to 18 U.S.C. Section 1350
32.2 - CFO certification pursuant to 18 U.S.C. Section 1350

Footnotes:
(1)	Filed as exhibit 10.1 to Holdings' Current Report of Form 8-K filed with the Commission on October 28, 2004 and incorporated by reference herein.
(2)	Filed as exhibit 10.1 to Holdings' Current Report on Form 8-K filed with the Commission on October 29, 2004 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	AirTran Holdings, Inc. (Registrant) /s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No. Description
10.1 - Letter of Commitment dated October 24, 2004 to ATA Holdings Corp. and ATA Airlines, Inc..
10.2 - Employment agreement dated October 28, 2004 between Holdings and Joseph B. Leonard.
31.1 - CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2 - CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32.1 - CEO certification pursuant to 18 U.S.C. Section 1350
32.2 - CFO certification pursuant to 18 U.S.C. Section 1350