Form 10-K
period 2004-12-31
AIRTRAN HOLDINGS INC
filed 2005-03-15
CIK 948846

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

AirTran Holdings, Inc.

(Exact name of registrant as specified in its charter)

State of Incorporation: Nevada

9955 AirTran Boulevard, Orlando, Florida 32827

(Address of principal executive offices)

(407) 251-5600

(Registrant’s telephone number, including area code)

Commission file number: 1-15991	I.R.S. Employer Identification No: 58-2189551

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.001 par value)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No☐

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock of $14.14 per share on the New York Stock Exchange on June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1.208 billion. As of March 11, 2005, the registrant had approximately 86,778,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting of stockholders to be held on May 17, 2005 and to be filed with the Commission, are incorporated by reference into this Report on Form 10-K.

FORWARD-LOOKING INFORMATION

Statements in this Form 10-K report (or otherwise made by AirTran or on AirTran’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1 of this report under “Risks Factors”. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

PART I

ITEM 1. BUSINESS

The Company

All of the operations of AirTran Holdings, Inc. are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (Airways). Airways is one of the largest low fare scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarly in short-haul markets principally in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of March 1, 2005, we operated 80 Boeing 717 (B717) and ten Boeing 737 (B737) aircraft making approximately 500 scheduled flights per day to 43 airports across the United States, serving more than 60 communities in 23 states, the District of Columbia and the Bahamas.

We are one of only a few domestic airlines to report profitable operations for the year ended December 31, 2004. We have created what we believe to be a successful business model by targeting value oriented business and leisure travelers with high quality service at affordable fares. Our service is designed not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 13.2 million revenue passengers we carried in the year ended December 31, 2004, a 13.0 percent increase from the 11.7 million revenue passengers we carried in the prior year. We achieved these results with a cost structure that ranks among the lowest in the airline industry.

We have undertaken a number of key initiatives to strengthen our competitive position, including a fleet renewal plan. We have completed our fleet transition to an all Boeing fleet with the retirement of our last McDonnell Douglas DC-9 (DC-9) on January 5, 2004. As a result, Airways operates one of the youngest fleets in the commercial aviation industry today consisting of B717 and B737-700 aircraft.

We were the launch customer for the B717, which was designed specifically for efficient short-haul service and is considered among the most modern, innovative, comfortable and environmentally friendly commercial aircraft available today. We believe the B717 will continue to enhance our overall image while also improving our operating performance. In July 2003, we announced our plans to add up to 100 new Boeing 737-700/800 (B737) aircraft to our fleet, the first of which was delivered in June 2004. The B737 aircraft provides us with larger aircraft, increased range and lower operating costs. We also have orders for eight additional B717 aircraft to be delivered in 2005 and 2006, after which production of the B717 aircraft will cease.

At the end of 2004, our total cash, including short-term investments, was $342.3 million. Stockholders’ equity at December 31, 2004 increased to $334.0 million from $302.2 million at the end of 2003.

Our principal executive offices are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and our telephone number is (407) 251-5600. Our official website address is www.airtran.com. Our audit committee charter, code of conduct and ethics, and filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are accessible free of charge at www.airtran.com. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer and all other officers will be disclosed on our website. During 2004, we posted in a timely manner all Exchange Act reports required to be filed during the period.

The reference to our website does not constitute incorporation by reference of any information contained at that site.

Seasonality

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the northeastern and western United States. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, as we seek to stimulate demand.

Business Strategy

Quality Low Fare Service. We have maintained our competitive position by providing affordable fares that appeal to price conscious travelers with a unique product offering. Beginning with our award-winning, user-friendly website, airtran.com, that includes internet check-in and an easily understood fare structure and combined with a business class that any business can afford, we have created a product with broad appeal that has resulted in growing numbers of repeat passengers. We intend to continue this successful strategy, which is made possible by our comparatively low cost structure, to stimulate new demand for air travel and to expand our network. Our unique product includes competitive fares, advanced seat assignment, business class, consumer driven automation such as online check-in and “Bye-Pass” airport self-service kiosks as well as one of the most innovative customer loyalty programs, A-Plus Rewards. In January 2004, we announced that we would be the launch airline for XM Satellite Radio and in the first quarter of 2005 will begin installing XM Satellite Radio on our fleet.

All New Aircraft. In September 1999, we took delivery of our first B717 as part of a comprehensive plan to replace and upgrade our fleet of aircraft. As of March 1, 2005, our entire fleet is comprised of 80 B717 and ten B737 aircraft, resulting in an average fleet age of less than 3 years – among the lowest in the industry. We believe the B717 is ideally suited for the short-haul, high-frequency service that we primarily operate and provides operating efficiencies to support our already low cost structure. In addition to having higher thrust, the engines on the B717 aircraft burn approximately 24 percent less fuel per hour than the DC-9 aircraft they replaced. In June 2004 we took delivery of our first of up to 100 new B737-700 aircraft. In addition to the ten B737 aircraft in our fleet, we hold firm orders for 44 B737 aircraft and options and purchase rights for 22 aircraft to be delivered through 2008. We have committed to acquire seven additional B717 aircraft during 2005 and 2006 under committed lease-financing arrangements.

Growing Atlanta Hub and Expanding Network System. As the second largest carrier at Hartsfield –Jackson Atlanta International Airport, the world’s busiest airport, we have a strong presence in Atlanta. The city’s large population base represents one of the largest travel markets in the United States and its geographic position provides a strong hub from which we are in the process of expanding our route network. In 2004, we expanded service to a number of existing locations and added one new network city, Sarasota/Bradenton International Airport. In January 2005, we announced new service to Indianapolis, Indiana and Charlotte, North Carolina.

We believe that there are a number of markets in the United States that are either underserved or over priced by major airlines that present opportunities for expanding our quality low fare service. As a result, we intend to grow our network by increasing the number of flights in markets we currently serve, adding new markets between cities already in our system and by opening new cities as opportunities arise. Expansion of our network allows us to build upon our existing infrastructure, which should reduce unit costs and improve productivity and aircraft utilization.

Diversification of Route Network. Since 2000, we have expanded the scope of our route structure to include coast to coast flying and have increased our number of flights both from our Atlanta hub as well as other airports. We have diversified our route structure by increasing the amount of system departures from cities other than Atlanta from approximately 10 percent of our daily departures as of December 31, 2001 to approximately 31 percent of daily departures in March 2005 (see table below).

Our expansion at Baltimore/Washington International Airport enabled us to initiate ten new non-stop routes. As market conditions permit, we will continue to grow both our Atlanta hub and our existing Baltimore/Washington service. In addition, we may selectively add new “point-to-point” routes between cities other than Atlanta that we currently serve, and create additional focus cities similar to our operations at Baltimore/Washington.

Airport	Daily Operations	Nonstop Markets Served	% of System Operations
Atlanta (ATL)	358	42	69%
Baltimore-Washington (BWI)	70	11	13%
Orlando (MCO)	64	16	12%
Philadelphia (PHL)	38	7	7%
Tampa (TPA)	38	10	7%
Boston (BOS)	36	5	7%
Dallas/Fort Worth (DFW)	32	6	6%
Fort Lauderdale (FLL)	32	9	6%

AirTran JetConnect(TM). In March 2004, we announced that we had reached an agreement with Air Wisconsin Airline Corporation to end the regional jet service known as AirTran Airways JetConnect ™. The phase-out of service began in June 2004 and all JetConnect ™ service ended in August 2004.

Increase Sales Through Our Website. We employ the Internet as an integral portion of our marketing strategy utilizing our website. Sales booked directly on airtran.com represent our most cost-effective form of distribution. In addition to being user-friendly and simple, our website is designed to sell tickets efficiently. We recently enhanced the functionality of our website to allow passengers to select their seat, check-in and print their own boarding pass for Airways flights. We plan additional enhancements to be announced in 2005. As a result of continued growth, our Internet bookings represented 59.0% of our sales at the end of 2004, up from 55.4% at the end of 2003.

Competitive Strengths

Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry, in terms of cost per available seat mile, allowing us to be profitable with our affordable-fare pricing strategy, and offering staying power against potential price competition or declines in demand. Our low operating costs are made possible through a company-wide emphasis on cost controls with emphasis on lower labor costs, lower distribution costs, and the resulting cost efficiencies as we continue to add B737 aircraft to our fleet.

Attractive Atlanta Hub and Route Network. We operate 22 gates from a single concourse under long-term leases at Hartsfield-Jackson Atlanta International Airport, the world’s busiest airport, and have use agreements for four additional gates on an adjacent concourse with potential for expansion. We are the second-largest airline in Atlanta in terms of the number of departures and seats offered. With our 2003 expansion to Denver, Las Vegas, Los Angeles and San Francisco, we now offer coast-to-coast low fares and serve most of the largest travel markets within the United States.

Diversified Traffic Base. We serve both the leisure and business traveler and continue to see strong demand for business travel. As our overall base grew by 13 percent in 2004 versus the prior year, business travelers accounted for approximately 39 percent of our total revenue in 2004. Over the past three years we have also diversified our network, increasing our operations at Baltimore/Washington International Airport (BWI) as well as adding a number of new direct routes from Florida. As a percentage of total operations, Atlanta now represents approximately 69 percent of our network, down from approximately 90 percent at the end of 2001. This revenue mix provides a number of marketing and cost synergies, and the diversification adds stability to our revenues by protecting against risks that may impact individual segments of our business.

Flexibility. We have consistently demonstrated our ability to adjust to changes in the economy, market conditions and a competitive industry environment. We responded rapidly to the terrorist attacks on the United States that occurred on September 11, 2001 (the September 11 Events) by reducing capacity by approximately 20 percent. Working with our labor groups, we quickly reached agreement on a variety of temporary cost reduction measures, including both pay and work rule changes, which reduced our costs consistent with capacity. By retaining our workforce we were able to quickly respond to market opportunities and expand service to a number of new markets including Florida to points throughout our network. The ability to move quickly to meet the changing market was demonstrated again with our 2001 expansion into BWI and more recently with our announcement of expedited service to Indianapolis.

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

A-Plus Rewards. In 2003 we automated our popular frequent traveler program, A-Plus Rewards making it accessible online. The A-Plus Rewards program offers a number of ways to earn free travel including the use of the AirTran Visa card, Hertz car rentals and bonus earnings for business class travel. We believe this program creates strong brand loyalty and provides opportunities for incremental revenue through credit sales and partnerships. As of January 2005, we had registered more than 2.1 million members.

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

As of March 2005 we served 43 cities from Atlanta and 11 from Baltimore/Washington. Our schedules are designed to provide convenient service and connections for our business and leisure travelers and to facilitate connections for our passengers traveling through our hubs and focus cities. Our network strength in Atlanta provides a strong base of local and connecting traffic as we expand the hub and increase the range and scope of the markets we serve.

We offer an easy to understand fare structure with a variety of fares at differing advance purchase intervals of 14 days, seven days, three days as well as “walk-up” fares. We manage the availability of seats, at each fare level, by day of week and by flight to maximize revenue. All of our fares are one-way and most are nonrefundable, but can be changed prior to departure with a service charge. Our fares never require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fare offerings are in direct contrast to prevalent pricing policies in the industry which typically feature many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with Delta Air Lines, United Airlines, US Airways, America West Airlines, ATA, Frontier Airlines, Midwest Airlines, Icelandair, Aer Lingus, and British Airways which we believe can increase our revenue opportunities and assist us with accommodating passengers during irregular operations.

In the future, we may add new markets to our existing routes and/or additional service between cities that are already served by us. If necessary, we may terminate unprofitable routes. Our selection of markets depends on a number of factors existing at the time we consider service to such markets. In our city selection process, we consider the market demographics, the city potential for service diversification, the ability to stimulate air travel and various competitive factors. Consequently, there can be no assurance that we will continue to provide service to all of the markets we currently serve or that we will or will not provide service to any other particular market.

Distribution, Marketing and e-Commerce

Our marketing efforts are focused on the price-sensitive business travelers and leisure travelers and are vital to our success as we seek to position our product and to stimulate new customer demand. These are the market segments in which consumers seek value and which we believe offer the greatest opportunity for capturing new passengers and stimulating additional demand.

The primary objectives of our marketing activities are to develop an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate regularly and frequently with existing and potential customers through the use of advertisements in newspapers, radio, television, billboards, direct mail, e-mail, movie theatres and the Internet, as well as public relations efforts. These communications feature our destinations, quality of product, such as business class, our all new Boeing aircraft, assigned seating, everyday affordable fares and special sales promotions.

Customers may book flights with us via the Internet, through travel agencies booking via global distribution systems (GDS) and through our own reservation call centers. The Internet is an evolving distribution channel that we believe is changing the way customers select airfares and the airlines they choose to fly. During 2004, the Internet was our largest distribution channel representing more than 65 percent of our total bookings. Our Internet sales reflect both bookings made directly through airtran.com (54 percent), as well as sales transacted through third-party websites such as Expedia.com and Travelocity.com (11 percent). Traditional travel agencies represented an additional 13 percent of our bookings while our reservation call centers generated the remainder of our bookings for 2004.

Our website is a leader in the field of airline e-commerce. During 2004, we enhanced the functionality of our website to allow passengers booking reservations at airtran.com to make changes and reissue tickets online. Passengers can select their seat, check-in and print their own boarding passes as well as directly book hotel accommodations. As we continue to enhance our website in 2005 we expect this channel to represent a greater percentage of our distribution mix. We also introduced Bye-Pass self-service kiosks to facilitate easier check-ins at the airport for our customers as well as the ability to purchase business class upgrades. Nearly half of our customers now check-in using our website or Bye-Pass self-service kiosks.

We offer our customers an affordable business class product. The business class cabin is configured with 2 by 2 oversized seats with more leg and seat room than the typical coach cabin. Our business class is currently available for $35-$75 over the full coach fare on a confirmed basis and for certain of our other fares on a walk-up, standby basis. Members of our A2B Corporate program receive complimentary business class upgrades when purchasing certain fares.

In contrast to most other low-cost airlines, we offer our customers the ability to select seats in advance. Full fare passengers, A-Plus Reward Elite members and members of our A2B Corporate travel program, which tend to purchase tickets at the last minute, are allowed to reserve seats at the time of purchase. All other customers may reserve seats at the time they check-in, either at the airport or online at airtran.com.

We also offer our automated frequent flier program known as “A-Plus Rewards.” Our customers may earn either free roundtrip travel or business class upgrades on AirTran Airways, or under certain circumstances free travel on other airlines. A-Plus Rewards credits can also be earned for purchases made with an AirTran Airways A-Plus Visa card and when renting from Hertz.

In the first quarter of 2003, we launched AirTran Airways Vacations, an online travel planning product in partnership with Expedia, Inc. The partnership provides airtran.com customers with a full range of vacation packages including Airways’ flights, Hertz rental cars and access to more than 40,000 hotels, including specially negotiated rates at over 7,000 properties. In addition, customers may book restaurant reservations and tickets to certain events and attractions.

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

For direct reservations, either through our call centers or airtran.com, we provide our customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport this information, which helps to alleviate long lines and improve customer service, is used for customer check-in, either at the ticket counter or by use of the self-service kiosks, which helps to alleviate long lines and improve customer service.

Employees

As of December 31, 2004, we employed approximately 6,100 employees comprising approximately 5,900 full-time equivalents.

Both initial and recurrent training is provided for all employee groups. The average training period for new employees is approximately one to three weeks, depending on classification. Both pilot training and mechanic training are provided by in-house training instructors.

Federal Aviation Administration (FAA) regulations require pilots to be licensed commercial pilots, with specific ratings for the aircraft to be flown, and to be medically certified as physically fit. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification.

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

We have employee groups that are represented by labor unions and are covered by collective bargaining agreements. The Railway Labor Act governs our relations with these labor organizations. Our agreement with our dispatchers, who are represented by the Transport Workers Union (TWU), was ratified in October 2004 and becomes amendable in January 2009. Our agreement with our pilots, who are represented by the National Pilots Association (NPA), was ratified in August 2001 and becomes amendable April 2005.

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

We also have many employees who are not represented by labor unions. Our customer service, ramp and reservations agents are not represented by labor unions and these groups rejected unionization for the second time in January 2002. We are unable to predict whether any of our non-union employee groups will elect to be represented by a labor union or become covered by a collective bargaining agreement. The election of a bargaining representative could result in employee compensation and/or working condition demands that may impact operating performance and expenses.

Fuel

Aircraft fuel is a significant expenditure and accounted for 24.6 percent, 21.5 percent and 22.0 percent of our 2004, 2003 and 2002 operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We utilize a fuel-hedging program to partially offset significant increases in aircraft fuel prices. Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. Due to competitive pressures, the airline industry has frequently been unable to pass on such fuel price increases through higher fares. There can be no assurance that any such fare increase will completely offset higher fuel costs or not adversely impact our competitive position. Despite the significant impact of this cost on our operating results, we have been able to achieve improvements in our operating margins through the addition of new, fuel-efficient B717 and B737 aircraft which consume significantly less fuel than the old aircraft that were retired. While we believe the fuel efficiency of our fleet offers us a competitive advantage over our competitors who operate less fuel-efficient aircraft, increases in fuel costs which are not offset by fuel-hedging arrangements or fare increases may be expected to have an adverse effect on our future operating margins.

Maintenance, Repairs and Training

As of March 1, 2005, our operating fleet consisted of 80 B717’s and ten B737’s. As of December 31, 2004, the weighted-average age of our aircraft fleet was under three years. In June 2004, we took delivery of our first new B737 aircraft. The B737 airframes and engines will be under warranty for a minimum of three years. We believe the long-term estimated cost of maintenance to fly our aircraft will be within industry norms. We will be required to comply with new FAA regulations or Airworthiness Directives that may be promulgated in the future. There can be no assurance that our maintenance expenses (including costs to comply with aging aircraft requirements) will fall within industry norms.

Aircraft airframe maintenance and repair consists of routine and non-routine maintenance performed daily and heavy maintenance. Routine and non-routine daily maintenance is performed in Atlanta, Orlando, Baltimore, Fort Lauderdale and Tampa by our employees and by contractors at the other cities served by us. Heavy maintenance is performed at outside maintenance contractors. As aircraft age, the manufacturer’s warranty period ends. During 2004 the warranty period for certain of the B717 aircraft and engines ended. We expect maintenance costs will increase as aircraft come out of warranty, and as more scheduled maintenance becomes due.

Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. The FAA recently awarded us with the Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA’s highest maintenance award. This marks the seventh consecutive year we have received this award for exceeding the required levels of safety training for our maintenance technicians.

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

Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permitted such coverage to be extended by the government through December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (see Note 2 to the Consolidated Financial Statements) extended the government’s mandate to provide war-risk insurance until December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance until August 31, 2005, at the discretion of the Secretary of Transportation. We are unable to predict whether the government will extend this insurance coverage past August 31, 2005, whether alternative commercial insurance with comparable coverage will become available at reasonable premiums, and what impact this will have on our ongoing operations or future financial performance.

Airport Operations

Ground handling services typically are of two types; under-wing only and complete ground handling. Under-wing ground handling services include, but are not limited to, marshaling the aircraft into and out of the gate, baggage and mail loading and unloading, as well as lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact and under-wing services combined.

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

DOT Oversight

Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the United States Department of Transportation (DOT) retains the authority to alter or amend any airline’s certificate or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

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

Federal Aviation Taxes, Security Fees and Passenger Facility Charges

In 1997, a law was enacted imposing new aviation ticket taxes as part of larger tax legislation designed to balance the nation’s budget, provide targeted tax relief and fund air traffic control, other FAA programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Currently, the federal excise tax on tickets is 7.5 percent of the base fare, with a segment fee of $3.00 per passenger enplanement, up to $6.00 each way or $12.00 per round trip. Additionally, in conjunction with the Transportation Security Administration taking responsibility for airport security on February 18, 2002, there is a new security tax of $2.50 per enplaned passenger, up to $5.00 each way or $10 per round trip.

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, range from $3.00 to $4.50 per enplanement and up to $18 per round trip.

Fuel Tax

We pay federal, state, and other taxes on fuel. We paid approximately $25.5 million in fuel taxes in 2004.

Additional Security and Safety Measures

In 1996 and 1997, the President’s Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the FAA adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry-on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb sniffing dogs, certification of screening companies, aggressive testing of existing security systems, expansion of aging aircraft inspections to include nonstructural components, development of a new systems approach for air carriers and the FAA to monitor and improve safety oversight and installation of new ground proximity warning systems on all commercial aircraft. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

The Aviation and Transportation Security Act, or the Aviation Security Act, was enacted in November 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration, or the TSA, to oversee all aviation security, and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is partially provided by a $2.50 per enplanement ticket tax, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Effective February 2002, the TSA imposed an annual Security Infrastructure Fee based on our 2000 security costs. Beginning October 2004, the TSA may revise the way it assesses this fee, which could result in increased costs for us.

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

Risk Factors

Investors should carefully consider the following risk factors before making investment decisions regarding our securities.

We have a significant amount of fixed obligations that could impair our ability to make principal and interest payments on our debt obligations and lease payments on our lease obligations.

We have significant debt obligations and lease obligations for aircraft and operating facilities. We may incur substantial additional debt related to aircraft deliveries, new facilities, or facility upgrades, or to fund potential acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Our ability to make scheduled payments of principal or interest for our financing obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are, to some extent, beyond our control.

The amount of our debt could have important consequences to investors, including the following:

•	A substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for operations; and

•	Our ability to obtain additional financing for aircraft purchases, capital expenditures, working capital, or general corporate purposes could be limited.

Covenants in our debt instruments could limit how we conduct our business, which could affect our long-term growth potential.

Our debt instruments and financing agreements contain, or in the future may contain, covenants that, among other things, restrict our ability to:

•	Pay dividends and/or other distributions;

•	Acquire new aircraft; and

•	Enter into mergers, consolidations or other business combinations.

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

Our business is dependent on the availability and price of aircraft fuel.

Aircraft fuel is a significant expenditure for us. Aircraft fuel accounted for 24.6 percent and 21.5 percent of our 2004 and 2003 operating expenses, respectively. Due to the effect of economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning aircraft fuel production, transportation or marketing, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel increases in the future. For 2005, if crude oil increased $1 per barrel, our fuel expense, net of fuel hedges, would increase approximately $4.9 million.

Our business is dependent on technology

We are increasingly dependent on technology initiatives to reduce costs and to maintain and enhance customer service in order to compete in the current business environment. For example, we have made significant investments in our web site technology and Bye-Pass ™ check-in kiosks, and related initiatives across the system. The performance and reliability of our technology are critical to our ability to attract and retain customers and our ability to compete effectively.

Any internal technology error or failure, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of our technology could impact our customer service and result in increased costs. Like all companies, our technology systems may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our business.

We are subject to various risks as a result of our fleet concentration in B717s.

Although we began adding B737s to our fleet in June 2004, our fleet consists primarily of B717 aircraft. Although we derive certain benefits in terms of reduced maintenance, training and other costs as a result, a concentration of our fleet in one aircraft type may expose us to certain risks in the event of, among other things, FAA action to ground that aircraft generally if actual or suspected defects were discovered in the future unique to that aircraft. The manufacturer of the B717 announced in January 2005 the discontinuance of the production of the aircraft in 2006. As a result, we believe, we may experience increased costs in later years associated with parts acquisition and/or maintenance. Certain other carriers operating with a more diversified fleet may be better able to withstand such an event, if such an event occurred in the future.

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

Our business strategy has historically focused on adding flights to and from our Atlanta base of operations. We recently expanded the scope and growth of our route network to increase the amount of non-Atlanta flights; going from approximately 10 percent outside of Atlanta during 2000 to approximately 31 percent by year-end 2004. While we have reduced our dependence on Atlanta, a non-strategic, external reduction in our share of the Atlanta market or reduced passenger traffic to or from Atlanta could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a primary hub and on a route network operating largely on the East Coast makes us more susceptible to adverse weather conditions and other traffic delays along the East Coast than some of our competitors that may be better able to spread these traffic risks over larger route networks.

Airline strategic combinations or industry consolidations could have an impact on our operations in ways yet to be determined.

The strategic environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength, and entering into global alliance arrangements. Similarly, the bankruptcy or reorganization of one or more of our competitors may result in rapid changes to the identity of our competitors in particular markets, a substantial reduction in the operating costs of our competitors, or the entry of new competitors into some or all of the markets we serve.

We are unable to predict exactly what effect, if any, changes in the strategic landscape might have on our business, financial condition and results of operations.

Our maintenance costs are expected to increase.

Our recent maintenance expenses have been lower than what we expect to incur in the future because of the young age of our B717 and B737 aircraft fleet. Our maintenance costs are expected to increase as these aircraft age and utilization increases.

Our reputation and financial results could be negatively affected in the event of a major aircraft accident.

An accident involving one of our aircraft could involve not only repair or replacement of the damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that our aircraft are less safe or reliable than other airlines, and that could have a negative effect on our business. The occurrence of one or more incidents or accidents involving our aircraft could have a material adverse effect on the public’s perception of us and our future operations.

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

The United States government currently provides insurance coverage for certain claims resulting from acts of terrorism, war or similar events. Should this coverage no longer be offered, the coverage that would be available to us through commercial aviation insurers may have substantially less desirable terms, result in higher costs and not be adequate to protect our risk, any of which could harm our business.

Increased labor cost, employee strikes and other labor-related disruptions may adversely affect our results of operations.

Labor costs constitute a significant percentage of our total operating costs. A substantial portion of our work force is represented by labor unions and covered by collective bargaining agreements. Our agreement with our dispatchers who are represented by the Transport Workers Union (“TWU”) was ratified in October 2004 and becomes amendable in January 2009. Our agreement with our pilots who are represented by the National Pilots Association (“NPA”) was ratified in August 2001 and becomes amendable April 2005. We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters (“IBT”). Our agreement with our maintenance technicians and inspectors was ratified in October 2000 and becomes amendable in October 2005. The agreement with our technical training instructors was ratified in March 2001 and becomes amendable in March 2006. The agreement with our stores clerks was ratified in June 2001 and becomes amendable in June 2006. Our agreement with our ground service equipment employees was effective October 2001 and becomes amendable in October 2006. We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants (“AFA”). The AFA contract was ratified in October 1998 and became amendable October 2002. We are currently in negotiations with the AFA.

While we believe that our relations with labor are generally good, strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. The outcome of our collective bargaining negotiations cannot presently be determined. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.

Future acts of terrorism or escalation of U.S. military involvement overseas could adversely affect the airline industry.

Even if not directed at the airline industry, a future act of terrorism, the threat of such acts, or escalation of United States military involvement overseas could have an adverse effect the on the airline industry. In the event of a terrorist attack, the airline industry would likely experience significantly reduced demand. We cannot assure you that these actions, or consequences resulting from these actions, will not harm our business or the airline industry generally.

The airline industry has incurred significant losses resulting in airline restructurings and bankruptcies, which could result in changes in our industry.

As a result of slower general economic conditions, the continuing impact of the 2001 terrorist attacks, and military action in Iraq, the airline industry has experienced a decline in demand which has resulted in record financial losses. In response to the adverse financial results the airline industry has experienced, most airlines have taken actions in an effort to reduce losses, such as reducing capacity, reducing employee headcount, limiting service offerings, renegotiating labor contracts and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. Some airlines have re-examined their traditional business models and have created or plan to launch their own low-fare operations which may lead to increased competition for us. Despite these actions, financial losses in the airline industry have continued through 2004 and it is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur; the effects of which we are unable to predict. We cannot assure you that the occurrence of these events, or potential changes resulting from these events, will not harm our business or the airline industry generally.

Major airlines are reducing their cost structures through various methods. These changes could reduce our cost advantage.

Risks associated with an ability to integrate acquisitions into our existing operations and unexpected difficulties or problems with such acquired assets or entities including different flight equipment, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies, whether within anticipated timeframes or at all may have a major impact on our operations.

ITEM 2. PROPERTIES

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2004:

Aircraft Type	Average No. of Seats	Owned	Leased	Total	Average Age (Years)
B717	117	8	71	79	2.8
B737-700	137	2	6	8	0.3

Total		10	77	87	2.5

As of December 31, 2004, Airways had firm commitments with an aircraft manufacturer to purchase eight B717 aircraft in 2005 and 2006 and 44 B737 aircraft with delivery dates between 2005 and 2008. Additionally, Airways has options and purchase rights to acquire an additional 48 B737 aircraft with delivery dates between 2006 and 2010. In January 2005, we exercised options for the delivery of two additional B737 with delivery dates in 2006. The B717 aircraft are to be financed through an affiliate of the aircraft manufacturer. Pursuant to Airways’ arrangement with an aircraft leasing company, Airways entered into individual operating leases for 22 of the B737 aircraft of which six were delivered during 2004, and has entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines, to be delivered between 2005 and 2010. Additionally, Airways has obtained debt financing commitments for six B737 aircraft of which two were delivered during 2004. Airways has obtained financing commitments from an affiliate of the aircraft manufacturer for up to 80% of the purchase price of 16 of the B737 aircraft should Airways be unable to secure financing from the financial markets on acceptable terms. During 2005, Airways is scheduled to take delivery of six B717 aircraft to be leased through an affiliate of the aircraft manufacturer and 13 B737 aircraft with nine such aircraft subject to individual operating leases mentioned above and four B737 aircraft financed through debt. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments

As of December 31, 2004, all of our owned operating aircraft were encumbered under debt agreements. For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders on additional aircraft, see Notes 1, 3 and 7 to the consolidated financial statements.

Ground Facilities

Our principal executive offices are located at the Orlando International Airport in a leased facility consisting of approximately 34,000 square feet of office space. The facility houses our executive offices as well as our operations staff, general administrative staff, computer systems and personnel training facility. The lease agreement for this facility expires at the end of 2007 and may be extended an additional ten years through the exercise of options in five-year increments.

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

We also lease the following facilities:

•	Approximately 22,000 square feet of office space in Atlanta for use as a reservations center under a lease which expires May 20, 2010;

•	Approximately 27,000 square feet of space in Atlanta for use as a training center under a lease which expires October 31, 2005;

•	Approximately 13,000 square feet of space in Savannah, Georgia for a reservations center under a lease which expires in February 2006; and

•	Approximately 91,000 square feet of space in Atlanta for a warehouse and engine repair facility under a lease that expires in August 2006.

•	Approximately 7,200 square feet of space in Carrollton, Georgia for a third reservation center opened in 2004. The lease expires March 31, 2009.

We have signatory status on the lease of facilities at Hartsfield-Jackson Atlanta International Airport. This lease covers use of 22 gates and expires in September 2010. We also have signatory status at several other airports. The lease at Baltimore/Washington International (BWI) covers five gates and expires in June 2006. The lease at Orlando International Airport covers five gates and will increase to six gates in early 2006. This lease expires in 2008. The check-in-counters, gates and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority or subleased from other airlines. These arrangements may include baggage handling, station operations, cleaning and other services. If these facilities at any additional cities to be served by us are not available at acceptable rates, or if such facilities become no longer available to us at acceptable rates, then we may choose not to serve those markets.

In May 2004, we opened a two bay hangar facility at Hartsfield-Jackson Atlanta International Airport. The 56,700 square-foot hangar will hold two of our B717 aircraft simultaneously and has a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. We have a 20 year lease on the facility which expires in 2024.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are engaged in litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $.001 par value per share, is traded on the New York Stock Exchange under the symbol “AAI.” The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2004 and 2003:

	2004		2003
Quarter	High	Low	High	Low
1st	$14.25	$10.42	$7.12	$3.90
2nd	$15.56	$11.11	$10.95	$6.75
3rd	$14.24	$9.37	$18.30	$10.45
4th	$13.15	$9.40	$20.84	$10.85

Holders

As of March 11, 2005, there were approximately 4,709 stockholders of record of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this Report on Form 10-K below.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

The following financial information for the five years ended December 31, 2004 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related Notes thereto included elsewhere herein.

Financial Data: (in 000s, except per share data)	2004		2003		2002		2001		2000
Operating revenues	$1,041,422		$918,040		$733,370		$665,164		$624,094
Net income (loss)	$12,255	(1)	$100,517	(2)	$10,745	(3)	$(2,757	)(4)	$47,436
Earnings (loss) per common share:
Basic	$0.14		$1.33		$0.15		$(0.04)		$0.72
Diluted	$0.14		$1.21		$0.15		$(0.04)		$0.69
Total assets at year-end	$905,731		$808,364		$473,450		$497,816		$546,255
Long-term debt obligations including current maturities at year-end	$313,970		$246,836		$210,173		$268,211		$427,903

Operating Data:
Revenue passengers	13,170,230		11,651,340		9,653,777		8,302,732		7,566,986
Revenue passenger miles (RPM) (000s) (5)	8,479,262		7,143,125		5,581,263		4,506,007		4,115,745
Available seat miles (ASM) (000s) (6)	11,977,443		10,046,385		8,255,809		6,537,756		5,859,395
Passenger load factor (7)	70.8%		71.1%		67.6%		68.9%		70.2%
Break-even load factor (8)	69.4%		64.1%		66.7%		66.3%		64.7%
Average fare	$76.33		$76.38		$73.93		$78.11		$79.93
Average yield per RPM (9)	11.86	¢	12.46	¢	12.79	¢	14.39	¢	14.70	¢
Passenger revenue per ASM (10)	8.39	¢	8.86	¢	8.64	¢	9.92	¢	10.32	¢
Operating cost per ASM (11)	8.42	¢	8.28	¢	8.51	¢	9.33	¢	9.27	¢
Average stage length (miles)	628		599		567		541		537
Average cost of aircraft fuel per gallon, including fuel taxes	120.42	¢	98.39	¢	90.37	¢	93.85	¢	100.89	¢
Average daily utilization (hours:minutes) (12)	10:54		10:56		10:36		9:54		10:18
Number of operating aircraft in fleet at end of period	87		74		65		59		53

Note: All special items listed below are pre-tax.

(1)	Includes a $1.3 million credit related to our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport
(2)	Includes a $38.1 million payment under the Wartime Act, deferred debt discount/issuance cost amortization of $12.3 million and reversal of a tax valuation allowance of $15.9 million
(3)	Includes a $0.6 million grant from the U.S. government pursuant to the Air Transportation Safety and System Stabilization Act (the Stabilization Act)
(4)	Includes a $28.0 million impairment loss related to our DC-9 fleet, an $18.1 million impairment loss/lease termination charge related to our retired B737 fleet, special charges of $2.5 million incurred during the federal ground stop order, a $29.0 million grant from the U.S. government pursuant to the Stabilization Act, and the cumulative effect of a change in accounting principle of $0.7 million
(5)	The number of scheduled revenue miles flown by passengers
(6)	The number of seats available for passengers multiplied by the number of scheduled miles each seat is flown

(7)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(8)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis
(9)	The average amount one passenger pays to fly one mile
(10)	Passenger revenue divided by ASMs
(11)	Operating expenses, divided by ASMs
(12)	The average amount of time per day that an aircraft flown is operated in revenue service

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

OVERVIEW

All of the operations of AirTran Holdings, Inc. are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (Airways). Airways is one of the largest low-fare scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service mainly in short-haul markets principally in the eastern United States, primarily from our hub in Atlanta, Georgia. As of March 1, 2005, we operated 80 Boeing 717-200 (B717) aircraft and 10 Boeing 737-700 (B737) aircraft making approximately 500 scheduled flights per day to 43 airports across the United States, serving more than 60 communities in 23 states, the District of Columbia and the Bahamas. Our plans for 2005 focus on continuing the growth of our operations. We intend to do this by:

•	adding thirteen new Boeing 737-700 (B737) and six new B717 aircraft to our fleet;

•	keeping our unit costs at levels that rank among the best in the industry;

•	looking for new market opportunities that will satisfy the transportation needs of our customers; and

•	providing our customers with a travel experience worth repeating.

We expect our mix of low fares, excellent customer service, an affordable Business Class product, and one of the youngest all-Boeing aircraft fleets will equip us with the assets necessary to accomplish our plans for the upcoming year.

YEAR IN REVIEW

We concluded the 2004 year as one of only a few domestic passenger airlines to report profitable operations for the entire year. Although our financial results for 2004 were adversely affected by, among other things, record-high fuel prices, four hurricanes in Florida and intense price competition by both long-time competitors and new entrants into the markets we serve, we reported net income of $12.3 million for the year. Our business model is based upon low costs and our success in reducing costs has ensured our ability to persevere through the difficult economic environment we have faced, not only during 2004 but also during the immediately prior years as well.

Our low costs have also given us the strategic advantage that allows us to grow while many of our competitors have been unable to do the same. Many of our competitors have incurred substantial losses in 2004 and are attempting to restructure their operations, gain wage concessions from their employees and lower their costs, including filing for bankruptcy protection and, in some instances, by attempting to emulate aspects of our business model.

During 2004, we continued to execute key components of our business plans. We completed our fleet renewal plan by retiring the last of our DC-9 aircraft and replacing them with new B717s, and also began taking delivery of new B737 aircraft. These new B737 aircraft have expanded our operations to new destinations that previously were unreachable with our other aircraft types while maintaining our low cost advantage over our competitors. In fact, during the fourth quarter of 2004 we recorded our lowest non-fuel unit costs in the history of the company and we believe this result is due in part to the introduction of the new B737s to our operations.

Other highlights from 2004 include the following:

•	Opened a new aircraft hangar at Hartsfield-Jackson Atlanta International Airport

•	Opened a new Metro Atlanta call center in Carrollton, Ga.

•	Named Best Low-Fare Airline by Entrepreneur Magazine for 2004

•	Opened a new pilot training center in Atlanta

•	Secured financing and leasing commitments for all 2005 aircraft deliveries

Although we were able generally to offset the increased level of operating expenses in 2004 with lower maintenance and distribution costs, there can be no assurance we will be able to continue to offset any additional expenses, particularly resulting from increases in the price of fuel, further changes to security procedures or increases in aircraft insurance costs.

RESULTS OF OPERATIONS

2004 Compared to 2003

Summary

Our performance during 2004 marked a major financial milestone – we surpassed one billion dollars in total revenues for the year. For the year 2004 we recorded operating income of $32.8 million, net income of $12.3 million and diluted earnings per common share of $0.14. These results reflect a $0.8 million net credit primarily related to our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport. Our diluted earnings per common share were increased by $0.01 upon recognition of the credit (see Note 9 to the Consolidated Financial Statements).

For the comparative year in 2003 we recorded operating income of $86.3 million, net income of $100.5 million and diluted earnings per common share of $1.21. These results reflect a credit of $38.1 million for a payment from the United States government under the Emergency Wartime Supplemental Appropriations Act of 2003 (Wartime Act), a charge of $12.3 million for the write off of debt discount and debt issuance costs due to early payoff of debt and the conversion of debt to equity and a credit of $15.9 million created by the reversal of a tax valuation allowance. Our diluted earnings per common share were increased by $0.48 upon recognition of these items (see Notes 2 and 9 to the Consolidated Financial Statements).

Operating Revenues

Our operating revenues for the year increased $123.4 million (13.4 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to an 18.7 percent increase in traffic, as measured by revenue passenger miles (RPMs).

We placed an order with an aircraft manufacturer in 2003 for up to 110 aircraft, including options and purchase rights. During 2004 we increased our aircraft fleet by fourteen Boeing aircraft and retired one McDonnell Douglas DC-9 aircraft. As a result, our capacity, as measured by available seat miles (ASMs), increased 19.2 percent. Our ASM growth, combined with our RPM growth of 18.7 percent decreased our passenger load factor by 0.3 percentage points to 70.8 percent.

Our average yield per RPM decreased 4.8 percent to 11.86 cents. The reduction in yield resulted from a 5.1 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers.

Other revenues increased $8.1 million primarily due to fees earned from our AirTran Airways branded credit card issued by a third party financial institution, in addition to change and cancellation fees derived from our overall increase in traffic.

Operating Expenses

Our operating expenses for the year increased $176.9 million (21.3 percent) on an available seat mile (ASM) increase of 19.2 percent. Our financial results are significantly affected by changes in the price we pay for aircraft fuel. During 2004, we experienced record aircraft fuel prices derived from sharp increases in the cost of crude oil.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or operating expenses per ASM, for 2004 and 2003:

	Year Ended December 31,				Percent Change
	2004		2003
Salaries, wages and benefits	2.28	¢	2.31	¢	(1.3)
Aircraft fuel	2.07		1.78		16.3
Aircraft rent	1.26		1.24		1.6
Maintenance, materials and repairs	0.58		0.63		(7.9)
Distribution	0.42		0.45		(6.7)
Landing fees and other rents	0.52		0.52		—
Aircraft insurance and security services	0.19		0.20		(5.0)
Marketing and advertising	0.23		0.24		(4.2)
Depreciation and amortization	0.12		0.13		(7.7)
Other operating expenses	0.75		0.78		(3.8)

Total CASM	8.42	¢	8.28	¢	1.7

Salaries, wages and benefits increased $41.8 million (18.0 percent overall or a decrease of 1.3 percent on a CASM basis) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. We employed approximately 6,100 employees (including approximately 5,900 full-time equivalents) at year-end 2004 representing roughly a 10.9 percent increase over the comparative period.

Aircraft fuel, including fuel-hedging activities, increased $69.2 million (38.7 percent overall or an increase of 16.3 percent on a CASM basis). The cost of aircraft fuel reached then record highs during 2004 with our average per gallon cost, including all fees, taxes, and hedging activities increasing 22.4 percent to 120.42 cents. Our overall fuel consumption also increased 13.4 percent primarily due to the growth of our operations. Improvements to our fuel consumption per block hour partially offset our greater fuel consumption and the record price increases. Our fuel consumption improved 2.0 percent per block hour compared to 2003. Our fuel performance improvements directly relate to our transition to an aircraft fleet comprised of two aircraft types that are significantly more fuel-efficient than the DC-9s that were replaced. We retired our last DC-9 aircraft at the beginning of 2004 and accepted delivery of fourteen new B737 and B717 aircraft during the remainder of the year. Our fixed-price fuel contracts and fuel cap contracts reduced our fuel expense by $38.6 million and $7.4 million during 2004 and 2003, respectively.

Aircraft rent increased $26.8 million (21.5 percent overall or 1.6 percent on a CASM basis) due to a greater percentage of our aircraft fleet being leased. Twelve lease-financed aircraft were added to our fleet during 2004. We have lease-financing commitments in place to accept delivery of fifteen aircraft during 2005. The remainder of our deliveries for the year will be purchased pursuant to debt-financing commitments in place with select lenders.

Maintenance, materials and repairs increased $5.9 million (9.3 percent overall or a decrease of 7.9 percent on a CASM basis). On a block hour basis, maintenance costs decreased 3.0 percent to approximately $224 per block hour. As the original manufacturer warranties expire on our B717 aircraft the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually we pay monthly fees based on the level of our operations, generally measured by either the number of flight hours flown or the number of landings. Our increased level of operations during the year and the related costs associated with our maintenance agreements predominantly account for the overall increase in this area.

Distribution costs increased $5.5 million (12.2 percent overall or a decrease of 6.7 percent on a CASM basis) primarily due to the overall growth of passenger revenues derived from travel agency sales. Although total distribution costs have increased, these costs as a percentage of passenger revenues have decreased as more of our passengers have shifted their bookings directly onto our website. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agents.

Landing fees and other rents increased $9.5 million (18.0 percent overall or no variance on a CASM basis) primarily due to growth in the number of flights we operated, landing fee rate increases, and the leasing of facilities at new destinations that were added to our route network.

Aircraft insurance and security services increased $3.2 million (16.3 percent overall or a decrease of 5.0 percent on a CASM basis). The addition of fourteen new aircraft to our fleet during the year increased our total insured hull value and related insurance premiums.

Marketing and advertising increased $3.5 million (14.3 percent overall or a decrease of 4.2 percent on a CASM basis) primarily reflecting our promotional efforts associated with the development of our new destinations and our efforts to generate demand in all the markets that we serve.

Depreciation increased $2.0 million (15.8 percent or a decrease of 7.7 percent on a CASM basis). Our significant asset additions during the year were primarily new aircraft. However, with the exception of two B737s, all aircraft additions during the year were lease-financed rather than purchased.

Other operating expenses increased $9.4 million (12.0 percent or a decrease of 3.8 percent on a CASM basis) primarily due to added passenger-related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and routes, and the costs associated with our reservations system and other automation projects.

Non-operating Expenses

Other (income) expense, net increased by $13.7 million primarily due to the receipt in 2003 of a government reimbursement pursuant to the Wartime Act of $38.1 million, partially offset by a $12.3 million charge related to the write off of unamortized debt discount and issuance costs due to the early retirement of debt and of conversion of debt to equity and by a $8.9 million reduction in 2004 in interest expense as a result of having reduced our outstanding debt obligations.

Income Tax Expense

At December 31, 2004 and 2003, we had NOL carryforwards for income tax purposes of approximately $190.0 million and $118.4 million, respectively, that begin to expire in 2017. In addition, our AMT credit carryforwards for income tax purposes were $3.3 million at December 31, 2004 and 2003.

The change in our valuation allowance was approximately $1.3 million and $52.0 million during 2004 and 2003, respectively. These changes in the valuation allowance account for the significant change in our effective tax rates and tax expense (benefit) between 2004 and 2003.

2003 Compared to 2002

Summary

For the year 2003, we recorded operating income of $86.3 million, net income of $100.5 million and diluted earnings per common share of $1.21. These results reflect a credit of $38.1 million for a payment from the United States government under the Emergency Wartime Supplemental Appropriations Act of 2003 (Wartime Act), a charge of $12.3 million for the write off of debt discount and debt issuance costs due to early payoff of debt and the conversion of debt to equity and a credit of $15.9 million created by the reversal of a tax valuation allowance. Our diluted earnings per common share were increased by $0.48 upon recognition of these items. For the comparative period in 2002, including special items, we recorded operating income of $30.6 million, net income of $10.7 million and diluted earnings per common share of $0.15. Our 2002 results included a credit of $0.6 million for a government grant received pursuant to the Air Transportation Safety and System Stabilization Act (Stabilization Act). Our diluted earnings per common share for the year ended December 31, 2002 were increased by $0.01 upon recognition of the government grant (see Note 3 to the Consolidated Financial Statements).

Operating Revenues

Our operating revenues for the year 2003 increased $184.7 million (25.2 percent) primarily due to an increase in passenger revenues. The increase in passenger revenues was primarily due to a 28.0 percent increase in traffic, as measured by RPMs.

During 2003, we took delivery of 23 B717 aircraft and retired nine owned DC-9 aircraft and five leased DC-9 aircraft (total of 14 DC-9 aircraft). As a result, our capacity, as measured ASMs, increased by 21.7 percent. When coupled with our RPM growth of 28.0 percent, our load factor increased 3.5 percentage points to 71.1 percent.

While we continued to grow our operations by adding new aircraft to our fleet, new destinations to our route network, and additional frequencies between existing city pairs, we continued to experience a decline in yields during 2004. Our average yield, as measured by revenue per passenger seat mile, decreased 2.6 percent to 12.46 cents per RPM. The reduction in yield resulted from a 3.3 percent increase in our average fare to $76.38 and a 6.1 percent increase in our average passenger trip length, as measured by RPMs divided by revenue passengers, to 613 miles. This decline in yield, when combined with our 3.5 percentage point increase in passenger load factor, resulted in a 2.5 percent increase in passenger unit revenues, or passenger RASM, to 8.86 cents per ASM.

Cargo revenues declined $0.5 million primarily due to reduced levels of mail transported for the U.S. Postal Service. In general, the demand for short-haul cargo transportation has diminished and we continue to focus our resources on passenger transportation.

Operating Expenses

Our operating expenses for the year 2003 increased $128.9 million (18.3 percent) on an ASM increase of 21.7 percent. This increase is due to operating an average of eight additional aircraft for the entire year and the end of the warranty period on our aircraft engines resulting in increases to maintenance expense.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or operating expenses per ASM, for 2003 and 2002:

	Year Ended December 31,			Percent Change
	2003		2002
Salaries, wages and benefits	2.31	¢	2.46	¢	(6.1)
Aircraft fuel	1.78		1.87		(4.8)
Aircraft rent	1.24		0.88		40.9
Maintenance, materials and repairs	0.63		0.57		10.5
Distribution	0.45		0.52		(13.5)
Landing fees and other rents	0.52		0.51		2.0
Aircraft insurance and security services	0.20		0.36		(44.4)
Marketing and advertising	0.24		0.25		(4.0)
Depreciation and amortization	0.13		0.21		(38.1)
Other operating expenses	0.78		0.88		(11.4)

Total CASM	8.28	¢	8.51	¢	(2.7)

Salaries, wages and benefits increased $28.3 million (13.9 percent overall or an improved 6.1 percent on a CASM basis) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs. We employed approximately 5,500 employees (including approximately 5,300 full-time equivalents) at year-end 2003 representing roughly a 16.8 percent increase over the comparative period.

Aircraft fuel, including fuel-hedging activities, increased $24.3 million (15.7 percent overall or an improved 4.8 percent on a CASM basis). In 2003, we consumed 6.3 percent more fuel primarily due to the growth of our operations. We also experienced increases in the price of aircraft fuel purchases. Improvements to our fuel consumption per block hour partially offset our greater fuel consumption and the price increases. Our average per gallon cost of fuel, including all fees, taxes, and hedging activities increased 8.9 percent to 98.4 cents. Our fuel consumption improved 8.7 percent decreasing to 659 gallons per block hour compared to 722 gallons per block hour in 2002. We continue to realize savings from reduced fuel consumption per block hour as we replace the DC-9 aircraft in our operating fleet with B717 aircraft that are more fuel-efficient. The results of our terminated derivative contracts increased aircraft fuel expense by $0.5 million and $6.0 million during 2003 and 2002, respectively. Our fixed-price fuel contracts and fuel cap contracts reduced our fuel expense by $7.4 million and $4.7 million during 2003 and 2002, respectively.

Aircraft rent increased $51.5 million (70.9 percent overall or a decrease of 40.9 percent on a CASM basis) due to a greater percentage of our aircraft fleet being leased. Twenty-three lease-financed B717 aircraft were added to our fleet during 2003. We have lease-financing commitments in place to accept delivery of six B737 aircraft and six B717 aircraft during 2004.

Maintenance, materials and repairs increased $16.3 million (34.5 percent or a decrease of 10.5 percent on a CASM basis). On a block hour basis, maintenance costs increased 15.5 percent to approximately $231 per block hour. Prior to 2003, the B717 aircraft parts and components were under warranty. During 2003, we commenced payments under previously negotiated agreements covering the maintenance, repair and overhaul of major B717 aircraft engine, parts and components. Under these agreements, we pay monthly fees based on either the number of flight hours flown or the number of landings made. Under these contracts, maintenance costs are expensed monthly as the aircraft is utilized.

Distribution costs increased $2.2 million (5.2 percent overall or improved 13.5 percent on a CASM basis). Our improvement in this area, on a CASM basis, was primarily due to: (i) a greater percentage of our passenger sales being generated online via our website; and (ii) savings generated by revisions to our commission structure. We recognize significant savings when our sales are transacted via our website as opposed to more traditional methods such as through travel agents and global distribution systems. During 2002, we revised our commission structure to eliminate the standard 5 percent commission for travel agencies. We continue to offer a 5 percent commission for sales transacted through the travel agent section of our website. Our commission cost savings was partially offset by increased computer reservation system and credit card fees. The additional transaction volume derived from our growth in revenue passengers generated the escalation in these fees.

Landing fees and other rents increased $10.5 million (24.9 percent or a decrease of 2.0 percent on a CASM basis) reflecting landing fee rate increases, growth in the number of flights we operated and the leasing of facilities at the new destinations added to our route network.

Aircraft insurance and security services declined $9.6 million (32.9 percent or an improved 44.4 percent on a CASM basis) primarily from a significant reduction in aircraft hull and passenger liability insurance rates in 2003, despite increases in the insured fleet hull value as a result of the new B717 aircraft deliveries.

Marketing and advertising increased $3.1 million (15.0 percent or an improved 4.0 percent on a CASM basis) primarily reflecting our promotional efforts associated with the development of our new destinations and efforts to generate demand in all markets.

Depreciation decreased $4.4 million (26.0 percent or an improved 38.1 percent on a CASM basis) primarily due to the retirement of 9 and 14 owned aircraft during 2003 and 2002, respectively.

Other operating expenses increased $6.7 million (9.3 percent or an improved 11.4 percent on a CASM basis) primarily from added passenger related costs associated with the higher level of operations, contractual costs related to the opening of new destinations and the costs associated with our new reservations system and other automation projects.

Non-operating Expenses

Other (income) expense, net decreased by $21.4 million primarily due to the receipt of a government reimbursement pursuant to the Wartime Act of $38.1 million, partially offset by a $12.3 charge related to the write off of unamortized debt discount and issuance costs due to the early retirement of debt and of conversion of debt to equity. Additionally, interest expense decreased by approximately $1 million due to the payoff of high interest rate debt and the issuance of lower interest rate debt. Interest income increased approximately $1.2 million due to higher cash balances available for investment.

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

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the AMT NOL 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million in 2002. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds are accumulated cash and cash equivalents, short-term investments and cash provided by operations. Our primary uses of cash are for working capital (including labor and fuel costs), capital expenditures and general corporate purposes, which may include acquisitions of other airlines and their assets, whether in connection with bankruptcy proceeding relating to such carriers of their assets or otherwise in other investments in strategic alliances, code-share agreements or other business arrangements.

Our cash and cash equivalents, including restricted cash, totaled $315.3 million at December 31, 2004 compared to $348.5 million at December 31, 2003. At year-end 2004 we also held $27.0 million in short-term investments, representing auction rate securities with auction reset periods less than 12 months.

Operating activities generated $38.1 million of cash in 2004 compared to $133.2 million in 2003. Our operating cash inflows are primarily derived from the sale of transportation for passengers aboard our airline.

In most cases our passengers pay us prior to the dates of their travel. We record these advance payments as Air Traffic Liability on our Consolidated Balance Sheets. The routine expenses of operating our aircraft to provide the transportation purchased by our customers represent the majority of our operating cash outflows. For 2004, the $95.1 million decrease in cash flows generated by our operating activities was primarily due to the $12.7 million reduction in our Air Traffic Liability due to the timing of our customers advance payments relative to when the transportation was provided, the receipt of $38.1 million during 2003 pursuant to the Wartime Act, which was not received in 2004, a $22.4 million reduction in restricted cash related to the release of a credit card holdback in 2003, a $53.4 million reduction in operating income in 2004 over 2003 due to increases in aircraft rent and fuel and a $20.9 million increase in our accrued liabilities.

Investing activities used $73.3 million of cash in 2004 compared to $65.2 million in 2003. Our investing activities primarily consist of capital expenditures, aircraft purchase deposits required for aircraft scheduled for delivery in future periods and an increase in available-for-sale securities. The primary increase in our investing activities for 2004 was related to the acquisition of support equipment, building improvements and upgrades to our computer systems. Our overall aircraft purchase deposits requirements were lower for 2004 due to the timing of payments relative to refunds received for aircraft deliveries. We invested a net amount of approximately $27.0 million in auction rate securities.

Financing activities generated $3.9 million of cash in 2004 compared to $166.6 million in 2003. Our 2004 financing activities primarily consisted of proceeds from the sale of stock offset by debt payments and debt issuance costs. During 2003 we issued new convertible debt of $125.0 million and paid down existing debt of $90.5 million. Additionally in 2003, we issued 9.1 million shares of stock in a secondary offering in 2003, receiving net proceeds of $139.2 million.

Commitments

Our expected contractual commitments to be paid were the following as of December 31, 2004 (in millions):

Nature of commitment	Total	2005	2006 -2007	2008 -2009	Thereafter
Operating lease payments for aircraft and facility obligations(1)	$5,239.3	$229.9	$587.6	$682.5	$3,739.3
Aircraft fuel purchases	65.8	65.8	—	—	—
Long-term debt obligations (1)	429.0	13.8	47.2	38.5	329.5

Total contractual obligations and Commitments	$5,734.1	$309.5	$634.8	$721.0	$4,068.8

(1)	Excludes related interest payments and assumes that we will lease all aircraft, except for four aircraft committed under debt financing, even though financing has not been arranged for all aircraft.

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

Aircraft Purchase Commitments

As of December 31, 2004, Airways had firm commitments with an aircraft manufacturer to purchase eight B717 aircraft in 2005 and 2006 and 44 B737 aircraft with delivery dates between 2005 and 2008. Additionally, Airways has options and purchase rights to acquire an additional 48 B737 aircraft with delivery dates between 2006 and 2010. In January 2005, we exercised options for the delivery of two additional B737 with delivery dates in 2006. The B717 aircraft are to be financed through an affiliate of the aircraft manufacturer. Pursuant to Airways’ arrangement with an aircraft leasing company, Airways entered into individual operating leases for 22 of the B737 aircraft of which six were delivered during 2004, and has entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines, to be delivered between 2005 and 2010. Additionally, Airways has obtained debt financing commitments for six B737 aircraft of which two were delivered during 2004. Airways has obtained financing commitments from an affiliate of the aircraft manufacturer for up to 80% of the purchase price of 16 of the B737 aircraft should Airways be unable to secure financing from the financial markets on acceptable terms. During 2005, Airways is scheduled to take delivery of six B717 aircraft to be leased through an affiliate of the aircraft manufacturer and 13 B737 aircraft with nine such aircraft subject to individual operating leases mentioned above and four B737 aircraft financed through debt. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

The following table details our firm orders for aircraft and options as of December 31, 2004.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2005	13	—	6	—
2006	15	4	2	—
2007	12	5	—	—
2008	4	14	—	—

Total*	44	23	8	—

*	We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above.

During 2004, in connection with Airways’ agreements with an aircraft manufacturer, Airways was refunded $7.7 million in previously paid aircraft deposits and paid $44.0 million in aircraft deposits under the new agreement with an aircraft manufacturer for the acquisition of B737 aircraft.

Credit Agreement

We currently have a $15 million credit agreement with our bank. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. We are in compliance with these covenants. At December 31, 2004 and 2003, we had $10.4 million and $13.3 million, respectively, in letters of credit drawn against the credit agreement.

Other Commitments

In May 2004, we opened a two bay hangar facility at Hartsfield-Jackson Atlanta International Airport. The 56,700 square-foot hangar will hold two of our B717 aircraft simultaneously and has a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. We have a 20-year lease on the facility which expires in 2024.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing , hedging or research and development arrangements with the company.

We have no arrangements of the types described in the first three categories that we believe may have a material current or future effect on our financial condition liquidity or results or operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition liquidity or resulted operations are disclosed in Note 7 to our consolidated financial statements.

Effective October 1, 2003, we adopted FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities” or “VIEs”. The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, VIEs can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a VIE, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorb a majority of the VIE’s expected losses or receive a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interest.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases, however we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analysis.

Critical Accounting Policies and Estimates

General. The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Our actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following is a description of what we believe to be our most critical accounting policies and estimates (see Note 1 to the Consolidated Financial Statements).

Revenue Recognition. Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Air traffic liability represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. Nonrefundable tickets expire one year from the date the ticket is purchased. A small percentage of tickets expire unused. We estimate the amount of future exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

Frequent Flyer Program. We accrue a liability for the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program based on awards we expect to be redeemed. We adjust this liability based on points earned and redeemed as well as for changes in the estimated incremental costs.

Points under our A+ Rewards Program may also be earned using our branded credit card. A pro-rated portion of revenue earned from this credit card is deferred and recognized as passenger revenue when transportation is likely to be provided, based on estimates of fair value of tickets to be redeemed. Amounts received in excess of the tickets’ fair values are recognized in income currently.

Accounting for Long-Lived Assets. When appropriate, we evaluate our long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations, and estimated salvage values.

We have approximately $377.8 million of long-lived assets as of December 31, 2004 on a cost basis, including approximately $295.0 million of flight equipment and related equipment on a cost basis.

Inventories. Inventories consist of expendable aircraft spare parts, supplies, and prepaid aircraft fuel. These items are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Financial Derivative Instruments. During 2001 we utilized derivative instruments, including crude oil and heating oil based derivatives, to hedge a portion of our exposure to jet fuel price increases. These instruments consisted primarily of fixed-price swap agreements and collar structures.

During 2002 we terminated these agreements. Upon early termination of a derivative contract, gains and losses deferred in other comprehensive income (loss) would continue to be reclassified to earnings as the related fuel is used. Gains and losses deferred in other comprehensive gain (loss) related to derivative instruments hedging forecasted transactions would be recognized into earnings immediately when the anticipated transaction is no longer likely to occur.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is the third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in payments granted after that date based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model, Black-Scholes, to measure the fair value of the stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a lattice model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 10 to the Consolidated Financial Statements for further information.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

We currently expect to adopt SFAS 123R effective July 1, 2005, however we have not yet determined which of the aforementioned adoption methods we will use. Subject to the methodology we select to calculate the cost associated with implementing the provisions in SFAS 123R, the pro-forma disclosure disclosed in Note 10 to the Consolidated Financial Statements may not be indicative of the actual cost to be incurred by us upon implementation. See Note 10 to the Consolidated Financial Statements for further information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk-Sensitive Instruments and Positions

We are subject to certain market risks, including interest rates and commodity prices (i.e., aircraft fuel). The adverse effects of changes in these markets pose a potential loss as discussed below. The sensitivity analyses do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to the Consolidated Financial Statements for a description of our financial accounting policies and additional information.

Interest Rates

As of December 31, 2004 and 2003, the fair value of our long-term debt was estimated to be $344.9 million and $241.3 million, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $11.2 million as of December 31, 2004, and approximately $6.0 million as of December 31, 2003. Our long-term debt obligations that bear fixed rates of interest and may be prepaid without penalty prior to their respective maturity dates and, therefore, a change in market interest rates generally would not affect our financial position, results of operations or cash flows. If interest rates average 10% higher in 2005 than in 2004, for our variable rate debt, our interest expense would increase by approximately $3.1 million.

Aviation Fuel

Our results of operations are impacted by changes in the price of aircraft fuel. Aircraft fuel accounted for 24.6 percent and 21.5 percent of our operating expenses in 2004 and 2003, respectively. Based on our 2005 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel for the year ended December 31, 2004, would increase fuel expense for the next twelve months by approximately $22.6 million, including the effects of our fuel hedges. Comparatively, based on 2004 fuel usage, a 10 percent increase in fuel prices would have resulted in an increase in fuel expense of approximately $24.8 million, including the effects of our fuel hedges. In 2002, we terminated our fuel-hedging contracts consisting of swap agreements and entered into fixed-price fuel contracts and fuel cap contracts to partially protect against significant increases in aircraft fuel prices. At December 31, 2004, we had hedged approximately 23 percent of our projected fuel requirements for 2005, as compared to approximately 29 percent of our projected fuel requirements for 2004 at December 31, 2003. During the first quarter of 2005, we entered into additional fixed price fuel contracts and fuel cap contracts that increased our fuel commitments to approximately 28 percent of our estimated fuel needs for 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statement schedules are included in Item 15(d):

Schedule II(a) - Valuation and Qualifying Accounts - AirTran Holdings, Inc.

All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AirTran Holdings, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

Atlanta, Georgia

March 11, 2005

/s/    Ernst & Young LLP

A irTran Holdings, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Operating Revenues:
Passenger	$1,005,263	$889,950	$713,711
Other	36,159	28,090	19,659

Total operating revenues	1,041,422	918,040	733,370

Operating Expenses:
Salaries, wages and benefits	273,514	231,728	203,435
Aircraft fuel	247,980	178,737	154,467
Aircraft rent	150,959	124,203	72,690
Maintenance, materials and repairs	69,514	63,600	47,288
Distribution	50,890	45,354	43,115
Landing fees and other rents	62,322	52,810	42,291
Aircraft insurance and security services	22,888	19,684	29,323
Marketing and advertising	27,569	24,112	20,967
Depreciation	14,628	12,628	17,072
Other operating	88,314	78,866	72,159

Total operating expenses	1,008,578	831,722	702,807

Operating Income	32,844	86,318	30,563

Other (Income) Expense:
Interest income	(5,275)	(3,345)	(2,102)
Interest expense	19,428	28,303	29,203
Other	(1,332)	—	—
Government grant	—	—	(640)
Payment under the Emergency Wartime Supplemental Appropriations Act, 2003	—	(38,061)	—
Deferred debt discount/issuance cost amortization	—	12,257	—
SFAS 133 adjustment	—	—	(5,857)

Other (income) expense, net	12,821	(846)	20,604

Income Before Income Taxes	20,023	87,164	9,959
Income tax expense (benefit)	_ 7,768	(13,353)	(786)

Net Income	$12,255	$100,517	$10,745

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Income (Continued)

(In thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Earnings Per Common Share
Net Income Per Share, Basic	$0.14	$1.33	$0.15

Net Income Per Share, Diluted	$0.14	$1.21	$0.15

Weighted-Average Shares Outstanding
Basic	85,261	75,345	70,409

Diluted	89,523	86,607	73,153

See accompanying notes to consolidated financial statements.

A irTran Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$307,493	$338,707
Restricted cash	7,854	9,798
Short-term investments	26,975	—
Accounts receivable, less allowance of $627 and $603 at December 31, 2004 and 2003, respectively	19,376	17,454
Inventories, less allowance for obsolescence of $987 and $733 at December 31, 2004 and 2003, respectively	28,311	19,345
Deferred income taxes - current	7,442	52,054
Prepaid expenses and other current assets	14,613	15,209

Total current assets	412,064	452,567

Property and Equipment:
Flight equipment	294,966	229,927
Less: Accumulated depreciation	(34,036)	(26,610)

	260,930	203,317

Purchase deposits for flight equipment	69,833	49,991

Other property and equipment	82,854	45,425
Less: Accumulated depreciation	(29,682)	(22,272)

	53,172	23,153

Total property and equipment	383,935	276,461

Other Assets:
Intangibles resulting from business acquisition	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	7,607	7,293
Deferred income taxes – noncurrent	16,708	—
Other assets	55,500	42,126

Total assets	$905,731	$808,364

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets (Continued)

(In thousands, except per share data)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,988	$18,498
Accrued and other liabilities	85,047	69,233
Air traffic liability	87,571	78,746
Current portion of lease obligations	886	627
Current portion of long-term debt	12,950	4,388

Total current liabilities	207,442	171,492

Long-term lease obligations	14,559	796
Long-term debt	285,575	241,025

Deferred income taxes	—	26,100
Other liabilities	64,119	66,738

Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 86,617 and 84,209 shares issued and outstanding at December 31, 2004 and 2003, respectively	87	84
Additional paid-in capital	361,063	337,145
Unearned compensation	(4,624)	—
Accumulated other comprehensive loss	—	(271)
Accumulated deficit	(22,490)	(34,745)

Total stockholders’ equity	334,036	302,213

Total liabilities and stockholders’ equity	$905,731	$808,364

See accompanying notes to consolidated financial statements.

A irTran Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2004	2003	2002
Operating activities:
Net income	$12,255	$100,517	$10,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,982	15,741	19,967
Amortization of deferred gains from sales/leaseback of aircraft	(4,385)	(4,961)	(5,979)
Provisions for uncollectible accounts	709	510	1,009
Deferred debt discount/issuance cost amortization	—	12,257	—
Loss on asset disposal	—	—	858
SFAS 133 adjustment	—	—	(5,857)
Deferred income taxes	7,618	(13,608)	—
Other	2,829	—	—
Changes in current operating assets and liabilities:
Restricted cash	1,944	24,375	(7,633)
Accounts receivable	(2,631)	1,156	(9,657)
Government grant receivable	—	—	4,333
Inventories	(1,391)	(9)	(2,141)
Prepaid aircraft fuel	(8,055)	(10,952)	330
Prepaid aircraft rent	(13,691)	(18,899)	(8,118)
Other assets	(4,740)	3,665	(653)
Accounts payable, accrued and other liabilities	22,850	1,888	(9,575)
Air traffic liability	8,825	21,566	18,723

Net cash provided by operating activities	38,119	133,246	6,352

Investing activities:
Purchases of property and equipment	(26,449)	(20,802)	(13,986)
Aircraft purchase deposits (payments) refunds	(19,842)	(44,447)	20,984
Increase in available-for-sale securities	(26,975)	—	—
Proceeds from disposal of equipment	—	—	640

Net cash provided by (used for) investing activities	(73,266)	(65,249)	7,638

Financing activities:
Issuance of long-term debt	—	125,582	—
Debt issuance costs	(1,163)	(3,918)	—
Payments of long-term debt	(5,879)	(90,467)	(15,024)
Buy back of detachable stock purchase warrants	—	(11,690)	—
Proceeds from sale of common stock, net of expenses	10,975	147,052	1,696

Net cash provided by (used for) financing activities	3,933	166,559	(13,328)

Net increase (decrease) in cash and cash equivalents	(31,214)	234,556	662
Cash and cash equivalents at beginning of year	338,707	104,151	103,489

Cash and cash equivalents at end of year	$307,493	$338,707	$104,151

See accompanying notes to consolidated financial statements.

A irTran Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2002	69,528	$70	$186,190	$(146,007)	$—	$(6,846)	$33,407
Issuance of common stock for exercise of options	1,408	1	823	—	—	—	824
Issuance of common stock under stock purchase plan	196	—	872	—	—	—	872
Net income	—	—	—	10,745	—	—	10,745
Other comprehensive income	—	—	—	—	—	6,037	6,037

Total comprehensive income							16,782

Balance at December 31, 2002	71,132	71	187,885	(135,262)	—	(809)	51,885
Issuance of common stock for exercise of options	2,082	2	6,874	—	—	—	6,876
Issuance of common stock under stock purchase plan	117	—	937	—	—	—	937
Issuance of common stock for debt	1,015	1	5,499	—	—	—	5,500
Issuance of common stock in secondary offering	9,116	9	139,230	—	—	—	139,239
Issuance of common stock for detachable purchase stock warrants exercised	747	1	(1)	—	—	—	—
Buy back of detachable stock purchase warrants	—	—	(11,690)	—	—	—	(11,690)
Tax benefit related to exercise of nonqualified stock options	—	—	8,411	—	—	—	8,411
Net income	—	—	—	100,517	—	—	100,517
Other comprehensive income	—	—	—	—	—	538	538

Total comprehensive income							101,055

Balance at December 31, 2003	84,209	84	337,145	(34,745)	—	(271)	302,213
Issuance of common stock for exercise of options	2,292	2	9,717	—	—	—	9,719
Issuance of common stock under stock purchase plan	116	1	1,255	—	—	—	1,256
Unearned compensation on common stock issues	—	—	7,084	—	(7,084)	—	—
Amortization of unearned compensation	—	—	—	—	2,460		2,460
Tax benefit related to exercise of nonqualified stock options	—	—	5,862	—	—	—	5,862
Net income	—	—	—	12,255	—	—	12,255
Other comprehensive income	—	—	—	—	—	271	271

Total comprehensive income							12,526

Balance at December 31, 2004	86,617	$87	$361,063	$(22,490)	$(4,624)	$—	$334,036

See accompanying notes to consolidated financial statements.

A irTran Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2004

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results inevitably will differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Restricted cash primarily represents amounts escrowed relating to aircraft leases and amounts relating to air traffic liability.

Short-Term Investments

Short-term investments consist of auction rate securities with auction reset periods of less than 12 months, classified as available-for-sale securities and stated at fair value.

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, co-branded credit card arrangements, overpayments made to a wet-lease partner, and from municipalities related to guaranteed revenue agreements. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable based on historical credit card chargebacks and miscellaneous receivables based on specific analysis. Collateral is generally not required on accounts receivable.

Inventories

Inventories consist of expendable aircraft spare parts, supplies, and prepaid aircraft fuel. These items are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

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

Measurement of Impairment

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The adoption of SFAS 144 had no effect on our results of operations. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets and the fair value is less than the net book value. See Note 12.

Intangibles

The trade name and intangibles resulting from business acquisitions (goodwill) consist of cost in excess of net assets acquired. We adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” effective January 1, 2002. Pursuant to SFAS 142, goodwill and indefinite-lived intangibles, such as trade names, are no longer amortized but are subject to periodic impairment reviews. We performed annual impairment tests in the fourth quarter of 2004, 2003, and 2002. Our tests indicated that we did not have any impairment of our trade name or of our goodwill. Accumulated amortization was $6.5 million at December 31, 2004, 2003 and 2002.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted-average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is placed in service. For the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $19.4 million, $28.3 million, and $29.2 million in interest expense, respectively, net of capitalized interest of $7.3 million, $2.0 million and $4.8 million, respectively.

Aircraft and Engine Maintenance

Maintenance repair costs for major components, including engines and auxiliary power units (APU) covered under maintenance agreements with FAA approved contractors, are expensed monthly based on flight hours flown or landings. Maintenance on airframes and other components are expensed as incurred.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $27.0 million, $22.8 million and $20.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Revenue Recognition

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Air traffic liability represents tickets sold for future travel dates and estimated refunds and exchanges of tickets sold for past travel dates. Nonrefundable tickets expire one year from the date the ticket is purchased. A small percentage of tickets expire unused. We estimate the amount of future exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

Frequent Flyer Program

We accrue a liability for the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program based on awards we expect to be redeemed. We adjust this liability based on points earned and redeemed as well as for changes in the estimated incremental costs.

Points under our A+ Rewards Program may also be earned using our branded credit card. A pro-rated portion of revenue earned from this credit card is deferred and recognized as passenger revenue when transportation is likely to be provided, based on estimates of fair value of tickets to be redeemed. Amounts received in excess of the tickets’ fair values are recognized in income currently.

Deferred Income Taxes

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. During 2004 and 2003, we adjusted our tax valuation allowance based on current profitability and future forecasts and on the realization of net operating loss carryforwards and credits, as judged by us, to be more likely than not.

Stock-Based Compensation

We grant stock options and restricted awards from time to time to certain of our officers, directors, and key employees. We account for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations and accordingly only recognize compensation expense for stock options granted where the market price of the underlying stock exceeds the exercise price of the stock option on the date of grant.

Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, we will continue to account for stock-based compensation in accordance with APB 25. See Note 10.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value method to measure stock-based compensation, which is described more fully in Note 10, as required under the disclosure provisions of SFAS No. 123.

	For Year Ended December 31,
	2004	2003	2002
(In thousands, except per share data)
Net income, as reported	$12,255	$100,517	$10,745
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	1,500	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,815)	(5,425)	(5,003)

Pro forma net income	$9,940	$95,092	$5,742

EARNINGS PER SHARE:
Basic, as reported	$0.14	$1.33	$0.15
Basic, pro forma	$0.12	$1.26	$0.08

Diluted, as reported	$0.14	$1.21	$0.15
Diluted, pro forma	$0.11	$1.10	$0.08

As required, the pro forma disclosures in the previous table include options granted since January 1, 1995. Consequently, the effects of applying SFAS No.123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in pro forma disclosures. For purposes of pro forma disclosures, the estimated fair value of stock compensation plans and other options are amortized to expense primarily over the vesting period.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is the third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in payments granted after that date based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model, Black-Scholes, to measure the fair value of the stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a lattice model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 10 for further information.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

We currently expect to adopt SFAS 123R effective July 1, 2005, however we have not yet determined which of the aforementioned adoption methods we will use. Subject to the methodology we select to calculate the cost associated with implementing the provisions of SFAS 123R, the pro-forma disclosure in Note 10 may not be indicative of the actual costs to be incurred by us upon implementation. See Note 10 for further information.

Financial Derivative Instruments

During 2001 we utilized derivative instruments, including crude oil and heating oil based derivatives, to hedge a portion of our exposure to jet fuel price increases. These instruments consisted primarily of fixed-price swap agreements and collar structures.

During 2002 we terminated these agreements. Upon early termination of a derivative contract, gains and losses deferred in other comprehensive income (loss) would continue to be reclassified to earnings as the related fuel is used. Gains and losses deferred in other comprehensive gain (loss) related to derivative instruments hedging forecasted transactions would be recognized into earnings immediately when the anticipated transaction is no longer likely to occur.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing , hedging or research and development arrangements with the company.

We have no arrangements of the types described in the first three categories that we believe may have a material current or future effect on our financial condition liquidity or results or operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition liquidity or resulted operations are disclosed in Note 7.

Reclassification

Certain 2003 and 2002 amounts have been reclassified to conform to 2004 classifications.

2. Government Compensation and Grants

In May 2003, we received and recognized in earnings $38.1 million in cash from the United States government pursuant to the Wartime Act enacted in April 2003. This amount is a reimbursement for our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. The legislation included the following highlights:

•	$2.3 billion was paid to carriers for reimbursement of airline security fees that had been paid or collected by the air carriers as of the date of enactment. Additionally, collection of the security fees from passengers was not required from June 1, 2003 to September 30, 2003.

•	$100 million was paid to carriers for reimbursement for direct costs associated with installing strengthened flight deck doors and locks. We received $1.7 million during the third quarter of 2003.

•	Aviation war risk insurance provided by the government was extended for one year to August 2004.

On September 21, 2001, President Bush signed into law the Stabilization Act which provided, in part, for qualifying U.S airlines and air cargo carriers to receive: up to $5 billion in compensation for direct losses, including lost revenues, incurred as a direct result of the FAA ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the terrorist acts of September 11, 2001; up to $10 billion in federal government loan guarantees; reimbursement for certain insurance increases; and the extension in due dates for payment of certain excise taxes. Each carrier was entitled to receive the lesser of its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or its available seat mile (ASM) allocation of the $5 billion compensation. We received compensation payments of $5.0 million during 2002. Related to these payments, we recognized income of $0.6 million in 2002, which is included in Other (Income) Expenses—Government Grant on the accompanying consolidated statements of income.

3. Commitments and Contingencies

As of December 31, 2004, Airways had firm commitments with an aircraft manufacturer to purchase eight B717 aircraft in 2005 and 2006 and 44 B737 aircraft with delivery dates between 2005 and 2008. Additionally, Airways has options and purchase rights to acquire an additional 48 B737 aircraft with delivery dates between 2006 and 2010. In January 2005, we exercised options for the delivery of two additional B737 with delivery dates in 2006. The B717 aircraft are to be financed through an affiliate of the aircraft manufacturer. Pursuant to Airways’ arrangement with an aircraft leasing company, Airways entered into individual operating leases for 22 of the B737 aircraft of which six were delivered during 2004, and has entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines, to be delivered between 2005 and 2010. Additionally, Airways has obtained debt financing commitments for six B737 aircraft of which two were delivered during 2004. Airways has obtained financing commitments from an affiliate of the aircraft manufacturer for up to 80% of the purchase price of 16 of the B737 aircraft should AirTran Airways be unable to secure financing from the financial markets on acceptable terms. During 2005, AirTran Airways is scheduled to take delivery of six B717 aircraft to be leased through an affiliate of the aircraft manufacturer and 13 B737 aircraft with nine such aircraft subject to individual operating leases mentioned above and four B737 aircraft financed through debt. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

The following table details our firm orders for aircraft and options as of December 31, 2004.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2005	13	—	6	—
2006	15	4	2	—
2007	12	5	—	—
2008	4	14	—	—

Total*	44	23	8	—

*	We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above.

As of December 31, 2004, we had firm commitments for 52 aircraft from an aircraft manufacturer, with estimated cost of approximately $1.5 billion. During 2004, in connection with Airways’ agreements with an aircraft manufacturer, Airways was refunded $7.7 million in previously paid aircraft deposits and Airway’s paid $44.0 million in aircraft deposits under the new agreement with an aircraft manufacturer for the acquisition of B737 aircraft.

As of December 31, 2004, we had approximately 5,900 full-time equivalent employees. While there can be no assurance that our generally good labor relations with our employees will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees, approximately 46 percent of whom are represented by unions.

The agreement with our mechanics and inspectors becomes amendable during 2005. The agreement with our pilots also becomes amendable during 2005. We are currently in negotiations with our flight attendants whose contract became amendable in 2002. We continue to believe that mutually acceptable agreements can be reached with these employees, although the ultimate outcome of the negotiations is unknown at this time. Any labor disruptions which result in a prolonged significant reduction in flights could have a material adverse impact on our results of operations and financial conditions.

During 2003 we adopted the Financial Accounting Standards Board (FASB) Interpretation 45 (FIN45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expanded the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued.

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amount is not determinable or estimable. These indemnities consist of the following:

Certain of Airways’ debt agreements related to certain aircraft-secured notes payable through 2014 and 2017 contain language whereby we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by, or any reduction in receivables due to such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88% over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

Airways’ aircraft lease transaction documents contain customary indemnities concerning withholding taxes under which we are responsible in some circumstances, should withholding taxes be imposed, for paying such amounts of additional rent as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

In our aircraft financing agreements, we typically indemnify the financing parties, the trustee acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation, and maintenance of the aircraft for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. We believe that we are covered by insurance (subject to deductibles) for most tort liabilities and related indemnities as described above with respect to the aircraft we operate. Additionally, if there is a change in the law which results in the imposition of any reserve, capital adequacy, special deposit, or similar requirement the result of which is to increase the cost to the lender, we will pay the lender the additional amount necessary to compensate the lender for the actual cost increase.

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

In May 2004, we opened a two bay hangar facility at Hartsfield-Jackson Atlanta International Airport. The 56,700 square-foot hangar will hold two of our B717 aircraft simultaneously and has a 20,000 square-foot, two-story office building attached to the hangar to house engineers and other support staff. We have a 20 year lease on the facility which expires in 2024.

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended 2004, 2003 and 2002 represented approximately 24.6 percent, 21.5 percent and 22.0 percent of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of December 31, 2004, utilizing fixed-price fuel contracts we agreed to purchase approximately 23 percent of our anticipated fuel needs through December 2005 at a price no higher than $1.31 per gallon of aviation fuel for 2005, including delivery to our operations hub in Atlanta and other locations. During the first quarter of 2005, we entered into an additional fixed-price fuel contract and a fuel cap contract. These new contracts increased our total future fuel purchase commitments to approximately 28 percent of our estimated fuel needs during 2005 at a price no higher than $1.31 per gallon of aviation fuel. During 2004 and 2003, our fixed-price fuel contracts and fuel cap contracts reduced our fuel expense by $38.6 million and $7.4 million, respectively.

4. Derivatives and Other Financial Instruments

During 2001, we used swap agreements to hedge our fuel requirements. We accounted for our derivative instruments used to hedge fuel costs as cash flow hedges in accordance with SFAS 133. Therefore, all changes in fair value that were considered to be effective were recorded in “Accumulated other comprehensive loss” until the underlying aircraft fuel were consumed.

On November 28, 2001, the credit rating of the counterparty to all of our fuel-related hedges was downgraded and the counterparty declared bankruptcy on December 2, 2001. Due to the deterioration of the counterparty’s creditworthiness, we no longer considered the financial contracts with the counterparty to be highly effective in offsetting our risk related to changing fuel prices because of the consideration of the possibility that the counterparty would default by failing to make contractually required payments as scheduled in the derivative instrument. As a result, on November 28, 2001, hedge accounting treatment was discontinued prospectively for our derivative contracts with this counterparty in accordance with SFAS 133. Gains and losses previously deferred in “Accumulated other comprehensive loss” were reclassified to earnings as the hedged item affected earnings. Beginning on November 28, 2001, changes in fair value of the derivative instruments were marked to market through earnings.

In March 2002, we terminated all our derivative agreements with the counterparty. The fair market value of the derivative liability on the termination date was approximately $0.5 million. Since this was an early termination of our derivative contracts, losses of $6.8 million at December 31, 2001, deferred in other comprehensive loss were reclassified to earnings as the related fuel was used through September 2004. During 2004, 2003 and 2002, we recognized losses of $0.3 million, $0.5 million and $6.0 million, respectively, representing the effective portion of our hedging activities. These losses are included in “Aircraft fuel” in the consolidated statement of income. We recognized a gain of approximately $5.9 million during 2002, representing the ineffectiveness of our hedging relationships. This gain is recorded in “SFAS 133 adjustment” in our consolidated statements of income.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We maintain cash and cash equivalents and short-term investments with various high credit-quality financial institutions or in short-duration, high-quality debt securities. Investments are stated at fair value, which approximates cost. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. Concentration of credit risk with respect to accounts receivable is limited, due to the large number of customers comprising our customer base. The estimated fair value of other financial instruments, excluding debt described below, approximate their carrying amount. There were no realized or unrealized gains or losses on our available-for-sale, securities for the years ending December 31 2004, 2003, or 2002. We use specific identification of securities for determining gains and losses. Contractual maturities of our available-for-sale securities at December 31, 2004 exceed 10 years while the auction re-set periods are 28 to 35 days. The balance of these available-for-sale securities at December 31, 2004 was approximately $27.0 million.

The fair values of our long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of our long-term debt were $314.0 million and $344.9 million, respectively, at December 31, 2004, and $246.8 million and $241.3 million, respectively, at December 31, 2003.

5. Accrued and Other Liabilities

The components of our accrued and other liabilities were (in thousands):

	As of December 31,
	2004	2003
Accrued maintenance	$2,644	$405
Accrued interest	9,890	7,942
Accrued salaries, wages and benefits	33,042	25,882
Deferred gains from sale/leaseback of aircraft	66,751	71,136
Accrued insurance	3,848	3,465
Unremitted fees collected from passengers	5,659	5,629
Accrued federal excise taxes	8,513	8,291
Accrued lease termination costs	—	4,021
Other	18,819	9,200

	149,166	135,971
Less non-current deferred rent	(1,766)	—
Less non-current deferred gains from sale/leaseback of aircraft	(62,353)	(66,738)

Accrued and other liabilities	$85,047	$69,233

6. Indebtedness

The components of our long-term debt, including capital lease obligations were (in thousands):

	As of December 31,
	2004	2003
Aircraft notes payable through 2017, 10.72% weighted- average interest rate	$116,025	$120,412
7.00% Convertible notes due 2023	125,000	125,000
Floating rate aircraft notes payable due 2016, weighted average interest rate 3.5%	57,500	—
Capital lease obligations	15,445	1,424

	313,970	246,836
Less current maturities	(13,836)	(5,015)

	$300,134	$241,821

Maturities of our long-term debt and capital lease obligations for the next five years and thereafter, in aggregate, are (in thousands): 2005 - $13,836; 2006 - $14,778; 2007 - $16,355, 2008 - $11,013; 2009 - $10,149; thereafter - $247,839.

In August 2004, Airways obtained financing for $87.0 million related to the delivery of an additonal three B737-700 aircraft with delivery dates in 2004 and 2005. In conjunction with the execution of the financing agreement, Airways executed the first of three aircraft notes for $29.0 million due in August 2016. The note bears interest (and the two notes to be entered into will bear interest) at a floating rate equal to the six-month US Dollar LIBOR rate in effect at the commencement of each semi-annual period plus 1.5% and is payable semiannually on February 16 and August 16. The note is (and the two notes to be entered into will be) secured by a first mortgage on the purchased aircraft. Airways will pay a commitment fee equal to 0.25% per annum of the undrawn portion of the loan amount. As of August 16, 2004, the US Dollar LIBOR rate was 1.94%.

In September 2004 Airways obtained financing for $85.5 million related to the delivery of an additional three B737-700 aircraft with delivery dates in 2004 and 2005. In conjunction with the execution of the financing agreement, Airways executed the first of three aircraft notes for $28.5 million due in September 2016. The note bears interest (and the two notes to be entered into will bear interest) at a floating rate equal to the six-month US Dollar LIBOR rate in effect at the commencement of each semi-annual period plus 1.5% and is payable semiannually on March 17 and September 17. The note is (and the two notes to be entered into will be) secured by a first mortgage on the purchased aircraft. Airways will pay a commitment fee equal to 0.65% per annum of the undrawn portion of the loan amount. As of September 17, 2004 the US Dollar LIBOR rate was 2.06%.

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

The notes are convertible into shares of Holdings’ common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. Holders of the notes may convert their notes if after June 30, 2003, the price of Holdings’ common stock exceeds 110 percent of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding quarter. During the 3rd quarter of 2003, this condition was satisfied and, accordingly, the notes are convertible into Holdings’ common stock. Holdings may redeem the notes, in whole or in part, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the notes may require Holdings to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. Holdings filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock which became effective in October 2003.

Holdings’ 7% Convertible Notes due 2023 contain provisions which allow the holders to redeem the notes at various dates beginning on July 1, 2010. We may, at our option, elect to pay the repurchase price in cash, in shares of Holdings’ common stock or in any combination of the two. Upon such a redemption, it is our policy to pay the repurchase price in cash.

In June 2003, an aircraft manufacturer affiliate exercised its remaining conversion rights related to Holdings’ 7.75% Series B Senior Convertible Notes. The conversion resulted in a decrease of Holdings’ overall debt of $5.5 million. In connection with the conversion, Holdings issued approximately 1.0 million shares of its common stock to an aircraft manufacturer affiliate. Holdings expensed $1.6 million of debt discount and $0.2 million of debt issuance costs that had not been amortized. These amounts are shown on the accompanying consolidated statements of income as “Other (Income) Expense—Deferred debt discount/issuance cost amortization”.

In August 2003, we redeemed the remaining balance of $10.3 million of Holdings’ 13% Series A Senior Secured Notes. The terms of the debt agreement required mandatory prepayments equal to 25 percent of Airways’ net income on a quarterly basis.

In October 2003, we redeemed the remaining balance of $70.3 million of Airways’ 11.27% Senior Secured Notes. We expensed $7.0 million of debt discount and $3.5 million of debt issuance costs that had not been amortized. These amounts are shown on the accompanying consolidated statements of income as “Other (Income) Expense—Deferred debt discount/issuance cost amortization”.

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

Additionally we have outstanding detachable warrants to an aircraft manufacturer affiliate for the purchase of one million shares of our common stock at $4.51 per share. The warrants had an estimated value of $4.5 million when issued and expire five years after issuance.

We currently have a $15 million credit agreement with our bank. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. We are in compliance with these covenants. At December 31, 2004 and 2003, we had $10.4 million and $13.3 million, respectively, in letters of credit drawn against the credit agreement.

7. Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2004, 2003 and 2002 was approximately $187.1 million, $155.1 million and $96.6 million, respectively.

We lease 71 B717s under leases with terms that expire through 2022. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor’s defined cost of the aircraft at the end of the 13th year of the lease term. Forty-one of the B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are being amortized over the terms of the leases. At December 31, 2004 and 2003, unamortized deferred gains were $66.8 million and $71.1 million, respectively. See Note 5. We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging from one month to 12 years. In addition, we lease ground equipment and certain rotables under capital leases.

We lease six B737-700s under leases with terms that expire through 2020. We have the option to extend the lease term for 12 months up to 39 months. There are no purchase options.

The amounts applicable to capital leases included in property and equipment were (in thousands):

	As of December 31,
	2004	2003
Flight equipment	$19,461	$3,948
Less: Accumulated depreciation	(2,243)	(1,270)

	$17,218	$2,678

The following schedule outlines the future minimum lease payments at December 31, 2004, under non-cancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2005	$2,301	$211,461
2006	2,289	209,673
2007	2,285	204,818
2008	2,329	196,586
2009	2,445	184,377
Thereafter	12,335	1,847,752

Total minimum lease payments	23,984	$2,854,667

Less: amount representing interest	(8,539)

Present value of future payments	15,445
Less: current obligations	(886)

Long-term obligations	$14,559

Capital lease obligations are included in long-term debt in our accompanying consolidated balance sheets. Amortization of assets recorded under capital leases is included as “Depreciation” in our accompanying consolidated statements of income.

Effective October 1, 2003, we adopted FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities” or “VIEs”. The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity’s expected losses, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, VIEs can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

If an entity is determined to be a VIE, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorb a majority of the VIE’s expected losses or receive a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interest.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases, however we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are still not the primary beneficiary based on our cash flow analysis.

8. Comprehensive Income (Loss)

Comprehensive income (loss) encompasses net income (loss) and “other comprehensive income (loss),” which includes all other nonowner transactions and events that change stockholders’ equity. Other comprehensive income (loss) is composed of changes in the fair value of our derivative financial instruments that qualified for hedge accounting. Comprehensive income totaled $12.5 million, $101.1 million and $16.8 million for 2004, 2003 and 2002 respectively. The differences between net income and comprehensive income for 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Net income	$12,255	$100,517	$10,745
Unrealized income on derivative instruments	271	538	6,037

Comprehensive income	$12,526	$101,055	$16,782

Because our net deferred tax assets were offset in full by a valuation allowance when the derivatives were effective, there is no tax effect of the unrealized income.

An analysis of the amounts included in “Accumulated other comprehensive loss”, is shown below (in thousands):

Balance at January 1, 2003	$(809)
Reclassification to earnings	538

Balance at December 31, 2003	(271)
Reclassification to earnings	271

Balance at December 31, 2004	$—

9. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	2004	2003	2002
Numerator:
Net income	$12,255	$100,517	$10,745

Plus income effect of assumed conversion-interest on convertible debt	—	4,565	—

Income before assumed conversion, diluted	$12,255	$105,082	$10,745

Denominator:
Weighted-average shares outstanding, basic	85,261	75,345	70,409
Effect of dilutive stock options	3,639	3,936	2,344
Effect of detachable stock purchase warrants	623	1,216	400
Effect of convertible debt	—	6,110	—

Adjusted weighted-average shares outstanding, diluted	89,523	86,607	73,153

Basic earnings per common share	$0.14	$1.33	$0.15

Diluted earnings per common share	$0.14	$1.21	$0.15

On September 30, 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF Issue No. 04-08 provides that these debt instruments be included in earnings per share computation, if dilutive, regardless of whether the contingent feature has been met. This change does not have any effect on net income, but it does affect the related per share amounts. We have adopted EITF Issue No. 04-08 as of December 31, 2004. In the third quarter 2003, the notes met the convertibility requirements under the debt and we included, if dilutive, the assumed conversion of our convertible notes issued May 2003 in our diluted earnings per share calculations in subsequent periods as a result of meeting those requirements.

The assumed conversions of convertible debt in 2004 and 2002 were anti-dilutive and 11.2 million and 1.0 million shares, respectively, were excluded from the computation of weighted-average shares outstanding used in computing diluted earnings per common share.

On October 1, 2003, we completed a public offering of 9,116,000 shares of Holdings’ common stock at a price of $16.00 per share, raising net proceeds of approximately $139.2 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

On October 1, 2003, we used $11.7 million of the proceeds of the public offering of Holdings’ common stock to purchase from an aircraft manufacturer affiliate warrants held by it to purchase 1.0 million shares of Holdings’ common stock based on the public offering price of the stock of $16.00 less the exercise price of the warrants.

10. Stock Option Plans

Our 1993 Incentive Stock Option Plan provides for the grant of options to officers, directors and key employees to purchase up to 4.8 million shares of common stock at prices not less than the fair value of the shares on the dates of grant. With respect to individuals owning more than 10 percent of the voting power of all classes of our common stock, the exercise price per share shall not be less than 110 percent of the fair value of the shares on the date of grant. Our 2002 Long-term Incentive Plan, 1996 Stock Option Plan, and 1994 Stock Option Plan provide up to 5 million, 5 million, and 4 million incentive stock options or nonqualified options, respectively, to be granted to our officers, directors, key employees and consultants.

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

Pro forma information regarding net income and earnings per common share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003, and 2002, respectively: risk-free interest rates of 3.74 percent, 3.05 percent, and 4.20 percent; no dividend yields; volatility factors of the expected market price of our common stock of 0.625, 0.630, and 0.596; and a weighted-average expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The pro forma net income and earnings per common share information presented above reflect stock options granted during 1995 and in later years, in accordance with SFAS 123. Accordingly, the full effect of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income and earnings per common share amounts above, because compensation expense is recognized over the stock option’s vesting period and compensation expense for stock options granted prior to January 1, 1995, is not considered.

A summary of stock option activity under the aforementioned plans is as follows:

	Options	Price Range	Weighted- Average Price
Balance at January 1, 2002	9,265,839	$0.17 -23.19	$4.79
Granted	2,114,829	2.78 - 9.05	6.47
Exercised	(1,405,253)	0.17 - 5.75	0.58
Canceled	(190,426)	3.88 - 21.38	6.02

Balance at December 31, 2002	9,784,989	0.17 -23.19	$5.73
Granted	848,808	4.36 -13.03	5.84
Exercised	(2,082,000)	0.17 - 9.30	3.25
Canceled	(56,023)	5.13 - 21.38	13.86

Balance at December 31, 2003	8,495,774	1.00 - 23.19	$6.20
Granted	514,405	11.40 - 13.80	12.40
Exercised	(2,147,149)	0.01 – 15.17	12.66
Canceled	(40,773)	3.13 - 21.38	4.26

Balance at December 31, 2004	6,822,257	1.00 - 23.19	$7.20

Exercisable at December 31, 2004	5,373,792	1.00 - 23.19	$7.08

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
1.00 - 4.00	1,816,802	5.0	$3.30	1,582,128	$3.23
4.03 - 5.97	1,732,676	6.3	4.95	1,235,153	4.88
6.08 - 9.12	2,096,074	6.8	7.69	1,907,445	7.79
9.30 - 13.03	550,905	8.9	12.01	36,666	11.76
13.67 - 23.19	625,900	1.3	18.84	612,400	18.95

$1.00 - 23.19	6,822,357	5.9	$7.20	5,373,792	$7.08

We had 5,373,793, 6,366,369, and 6,890,331 options exercisable at December 31, 2004, 2003, and 2002, respectively.

The weighted-average fair value of options granted during 2004, 2003, and 2002, with option prices equal to the market price on the date of grant, was $7.24, $3.14, and $2.48, respectively.

There were no options granted during 2004 and 2003 with options prices greater than the market price of the stock on the date of grant. The weighted-average fair value of options granted during 2002, with option prices greater than the market price on the date of grant was $2.86.

The weighted-average fair value of options granted during 2004 and 2003, with option prices less than the market price on the date of grant was $9.52 and $4.35, respectively. There were no options granted during 2002 with option prices less than the market price of the stock on the date of grant.

During 2004 we granted stock awards to our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests. The market value of the stock awards at the date of the grant is recorded as unearned compensation, a component of stockholders’ equity, and is being charged on a straight-line basis to expense over the respective vesting period. During 2004 we granted approximately 650,000 stock awards with a weighted average fair value of $10.91. We recorded deferred compensation related to such awards of $7.1 million. Approximately $2.5 million of deferred compensation was amortized as compensation expense during 2004.

At December 31, 2004, we had reserved a total of 8,673,567 shares of common stock for future issuance upon exercise of stock options.

11. Income Taxes

The components of our provision (benefit) for income taxes are as follows (in thousands):

	2004	2003	2002
Current provision (benefit):
Federal	$—	$—	$(786)
State	150	255	—

Total current provision (benefit)	150	255	(786)
Deferred provision:
Federal	6,972	(12,853)	—
State	646	(755)	—

Total deferred provision	7,618	(13,608)	—

Provision (benefit) for income taxes	$7,768	$(13,353)	$(786)

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes is as follows (in thousands):

	2004	2003	2002
Tax computed at federal statutory rate	$7,008	$30,508	$3,761
State income tax, net of federal tax benefit	1,434	2,672	329
Debt discount amortization	—	591	10
Utilization of preacquisition net operating loss carryforwards	—	2,252	—
Stock grant, nondeductible compensation expense	431	—	—
Other	220	331	65
Valuation reserve, including the effect of changes to prior year deferred tax assets	(1,325)	(49,707)	(4,951)

	$7,768	$(13,353)	$(786)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	As of December 31,
	2004	2003
Deferred tax liabilities:
Depreciation	$69,923	$43,247
Rent expense	18,492	13,217

Gross deferred tax liabilities	88,415	56,464

Deferred tax assets:
Deferred gains from sale and leaseback of aircraft	25,432	27,032
Accrued liabilities	6,073	6,636
Federal operating loss carryforwards	71,910	41,456
State operating loss carryforwards	6,211	4,292
AMT credit carryforwards	3,292	3,292
Other	2,374	3,763

Gross deferred tax assets	115,292	86,471
Valuation allowance	(2,727)	(4,053)

Net deferred tax assets	112,565	82,418

Total net deferred taxes	$24,150	$25,954

The Job Creation and Worker Assistance Act of 2002 passed by Congress in March 2002 resulted in a retroactive suspension of the alternative minimum tax (AMT) net operating loss (NOL) 90 percent limitation. This legislation resulted in a tax benefit of $0.8 million in 2002. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the effect of changes in tax laws or rates is included in income in the period that includes the enactment date, resulting in recognition of the change in the first quarter of 2002.

At December 31, 2004 and 2003, we had NOL carryforwards for income tax purposes of approximately $190.0 million and $118.4 million, respectively, that begin to expire in 2017. In addition, our AMT credit carryforwards for income tax purposes were $3.3 million at December 31, 2004 and 2003.

The change in our valuation allowance was approximately $1.3 million and $52.0 million during 2004 and 2003, respectively.

Prior to the Airways Corporation merger, Airways Corporation generated NOL carryforwards of $23.1 million. The use of preacquisition NOL carryforwards is subject to limitations imposed by the Internal Revenue Code. We do not anticipate that these limitations will affect utilization of the carryforwards prior to expiration. When realized, the tax benefit for those items will be applied to reduce goodwill related to the acquisition of Airways Corporation. During 2004 and 2003, we utilized $0 and $5.9 million, respectively, of Airways Corporation’s NOL carryforwards, and reduced goodwill in 2003 by the $2.3 million tax benefit of such utilization.

12. Employee Benefit Plans

Effective January 1, 1998, we consolidated our 401(k) plans (the Plan). All employees, except pilots, are eligible to participate in the consolidated Plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the Plan. Contributions to the Plan by Holdings are discretionary. The amount of our contributions to the Plan expensed in 2004, 2003, and 2002 was approximately $0.3 million, $0.2 million and $0.2 million, respectively.

Effective in the third quarter of 2000, Airways agreed to fund, on behalf of our mechanics and inspectors, a monthly fixed contribution per eligible employee to their union’s pension plan. In May of 2001, a similar agreement was made on behalf of our maintenance training instructors. During 2004, 2003 and 2002, we expensed approximately $0.4 million, $0.3 million and $0.3 million, respectively, related to these agreements. Beginning in January 2002, additional agreements with our stores clerks and ground service equipment employees took effect that call for a monthly fixed amount per eligible employee to be made to the union’s pension plan. During 2004, 2003 and 2002, the contributions to this plan were less than $0.1 million. At the time these agreements take effect, the eligible employee may continue making contributions to the Plan, but there will be no company match.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Funds previously invested in the Plan, representing contributions made by and for pilots, were moved to the Pilot Savings Plan during 2001. Eligible employees may contribute up to the IRS maximum allowed. We will not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Company contributions were 7 percent of eligible gross wages during 2002, increasing to 8 percent, and 10.5 percent during 2003 and 2004, respectively. We expensed $8.2 million, $5.4 million and $3.3 million in contributions to the DC Plan during the years ended 2004, 2003 and 2002, respectively.

Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate, which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2004, 2003, and 2002, the employees purchased a total of 116,488, 117,125 and 196,424 shares, respectively, at an average price of $9.84, $8.00 and $4.44 per share, respectively.

13. Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31, (in thousands):

	2004	2003	2002
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$14,832	$22,400	$26,135
Cash paid (received) for income taxes, net of amounts refunded	107	231	(1,328)
Non-cash financing and investing activities:
Purchase and sale/leaseback of aircraft	—	22,359	455,654
Gain on sale/leaseback of aircraft and payment of debt	—	3,000	46,000
Conversion of debt to equity	—	5,500	—
Acquisition of equipment for capital leases	15,513	—	703
Aircraft debt financing	57,500	—	—

14. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004 and 2003 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2004
Operating revenues	$241,406	$275,004	$245,640	$279,372
Operating income (loss)	10,276	31,018	(11,992)	3,542
Net income (loss)	4,113	16,786	(9,769)	1,125

Earnings (loss) per share, basic	$0.05	$0.20	$(0.11)	$0.01

Earnings (loss) per share, diluted	$0.05	$0.18	$(0.11)	$0.01

	Quarter
	First	Second	Third	Fourth
Fiscal 2003
Operating revenues	$208,002	$233,901	$237,311	$238,826
Operating income	8,378	30,703	26,393	20,844
Net income	2,036	57,191	19,613	21,677

Earnings per share, basic	$0.03	$0.79	$0.27	$0.26

Earnings per share, diluted	$0.03	$0.74	$0.24	$0.24

The results of the fourth quarter 2004 include income of $0.8 million, net of tax, related to the payment of a break up fee related to our efforts to secure gates, properties and facilities at Chicago Midway and slots at various other locations.

The results of the second quarter of 2003 included a reimbursement of security fees of $38.1 million under the Wartime Act and a charge of $1.8 million related to the write off of the unamortized portion of debt discount and issuance costs when an aircraft manufacturer affiliate exercised its remaining conversion rights related to our 7.75% Series B Senior Convertible Notes.

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

At December 31, 2004, we began to classify auction rate securities as short-term investments. These investments totaled $175 million $246 million and $267 million at March 31, 2004, June 20, 2004 and September 30, 2004, respectively. These amounts will be reclassified in the interim financial statements for the first, second and third quarters of 2005 to conform to the December 31, 2004 presentation. As a result of this reclassification, our cash flow from investing activities will include the net change in auction rate securities in current assets. This reclassification has no impact on previously reported current assets, total assets, results of operations or financial covenants and does not affect previously reported cash flows from operating or financing activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the report we file with the SEC within the required time periods.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exhange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitaitons, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AirTran Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AirTran Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that AirTran Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AirTran Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AirTran Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of AirTran Holdings, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.

Atlanta, Georgia,

March 11, 2005

/s/     Ernst & Young LLP

ITEM 9B OTHER INFORMATION

Not applicable.

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

Audit Committee Financial Expert

Our Board of Directors has determined that at least two persons serving on the Audit Committee are each considered an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Don Chapman, the Chairman of the Audit Committee, and Peter D’Aloia, Director, are each an “audit committee financial expert” and are independent as defined under the applicable SEC and NYSE rules.

Certain information required by this Item is incorporated herein by reference to our Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 17, 2005, which Proxy Statement is to be filed with the Commission (2005 Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated herein by reference to our 2005 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	7,471,507	$7.20	1,202,060
Equity compensation plans not approved by security holders	—	n/a	—
Total	7,471,507	$7.20	1,202,060

(1)	Includes our 1993, 1994 and 1996 Stock Option Plans and our 2002 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our 2005 Proxy Statement.

PART IV

(a)(2)	Financial Statement Schedules (included in Item 15(d) below)

Schedule II(a) - Valuation and Qualifying Accounts - AirTran Holdings, Inc.

(a)(3)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 25, 2003, by and between Morgan Stanley & Co. Incorporated and AirTran Holdings, Inc. (17)
3.1	Articles of Incorporation (1)
3.2	Bylaws (As amended on March 27, 2000) (13)
4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)
10.2	1993 Incentive Stock Option Plan (2)(3)
10.3	1994 Stock Option Plan (2)(3)
10.4	1995 Employee Stock Purchase Plan (4)
10.5	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement (5)
10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)
10.7	1996 Stock Option Plan (3)(6)
10.8	Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy (3) (7)
10.9	Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan (3) (7)
10.10	Airways Corporation 1995 Stock Option Plan (3)(8)
10.11	Airways Corporation 1995 Directors Stock Option Plan (3)(8)
10.12	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)
10.13	Orlando International Lease and Use Agreement (10)

10.14	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)

10.15	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)

10.16	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.17	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.18	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)

10.19	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)

10.20	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)

10.21	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)

10.22	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)

10.23	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)

10.24*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

10.25*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)

10.26*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)

10.27*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)

10.28*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)

10.29	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10. 30*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (22) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (22) individual Aircraft Lease Agreements (18)

10.31	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.32*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)

10.33*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)

10.34*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)

10.35*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)

10.36*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)

21.1	Subsidiaries of AirTran Holdings, Inc. (19)

21.2	Subsidiaries of AirTran Airways, Inc. (19)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14

32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.

(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-24164, filed with the Commission on March 29, 1996 and amendment thereto.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.

(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-26914, filed with the Commission on March 30, 2000.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2001.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 28, 2002.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 9, 2004.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 26, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC. (Registrant)

By:	/s/ Joseph B. Leonard
Joseph B. Leonard
Chairman and Chief Executive Officer
Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard	March 15, 2005
Joseph B. Leonard
Chairman of the Board and
Chief Executive Officer

/s/ Robert L. Fornaro	March 15, 2005
Robert L. Fornaro
President and Chief Operating Officer

/s/ Stanley J. Gadek	March 15, 2005
Stanley J. Gadek
Senior Vice President, Finance,
Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)

/s/ J. Veronica Biggins	March 15, 2005
J. Veronica Biggins
Director

/s/ Don L. Chapman	March 15, 2005
Don L. Chapman
Director

/s/ Jere A. Drummond	March 15, 2005
Jere A. Drummond
Director

/s/ John F. Fiedler	March 15, 2005
John F. Fiedler
Director

/s/ Lewis H. Jordan	March 15, 2005
Lewis H. Jordan
Director

/s/ Robert L. Priddy	March 15, 2005
Robert L. Priddy
Director

/s/ William J. Usery	March 15, 2005
William J. Usery
Director

/s/Peter D’Aloia	March 15, 2005
Peter D’Aloia
Director

AirTran Holdings, Inc.

Schedule II (a) - Valuation and Qualifying Accounts

(In thousands)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS - DESCRIBE		DEDUCTIONS - DESCRIBE		BALANCE AT END OF PERIOD
Year ended December 31, 2004
Allowance for Doubtful Accounts	$603	$709	$—		$685	(2)	$627
Allowance for Obsolescence	733	301	—		47	(3)	987
Reserve for Lease Termination	4,021	—	—		4,021	(4)	—
Valuation Allowance for Deferred Tax Assets	4,053	(1,326)	—		—		2,727

Total	9,410	(316)	—		4,753		4,341

Year ended December 31, 2003
Allowance for Doubtful Accounts	$1,425	$510	$—		$1,332	(2)	$603
Allowance for Obsolescence	1,212	866	—		1,345	(3)	733
Reserve for Lease Termination	5,068	—	—		1,047	(4)	4,021
Valuation Allowance for Deferred Tax Assets	56,048	(15,860)	(36,135	)(1)	—		4,053

Total	63,753	(14,484)	(36,135)		3,724		9,410

Year ended December 31, 2002
Allowance for Doubtful Accounts	667	1,009	—		251	(2)	1,425
Allowance for Obsolescence	565	589	—		(58	)(3)	1,212
Reserve for Lease Termination	6,663	—	—		1,595	(4)	5,068
Valuation Allowance for Deferred Tax Assets	58,840	(2,792)	—		—		56,048

Total	66,735	(1,194)	—		1,788		63,753

(1)	Reversal of valuation allowance—$1.7 million to goodwill, $8.4 million to additional paid-in capital and $26.1 million to deferred tax assets and liabilities
(2)	Uncollectible amounts charged to allowance for doubtful accounts.
(3)	Obsolete items charged to allowance for obsolescence.
(4)	Lease payments for B737 aircraft charged against the reserve

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	Bylaws (As amended on March 27, 2000) (13)

4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2

10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)

10.2	1993 Incentive Stock Option Plan (2)(3)

10.3	1994 Stock Option Plan (2)(3)

10.4	1995 Employee Stock Purchase Plan (4)

10.5	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995. The Commission has granted confidential treatment with respect to certain portions of this Agreement (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)

10.7	1996 Stock Option Plan (3)(6)

10.8	Consulting Agreement dated November 17, 1997, between the Company and Robert L. Priddy (3) (7)

10.9	Consulting Agreement dated November 17, 1997, between the Company and Lewis H. Jordan (3) (7)

10.10	Airways Corporation 1995 Stock Option Plan (3)(8)

10.11	Airways Corporation 1995 Directors Stock Option Plan (3)(8)

10.12	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)

10.13	Orlando International Lease and Use Agreement (10)

10.14	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)

10.15	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)

10.16	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.17	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.18	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)

10.19	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)

10.20	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)

10.21	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)

10.22	Employment Agreement dated as of September 6, 2001, between the Company and Joseph B. Leonard (3)(16)

21.1	Subsidiaries of AirTran Holdings, Inc. (18)

21.2	Subsidiaries of AirTran Airways, Inc. (18)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15-(d)-14

32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.

(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, Commission File No. 0-24164, filed with the Commission on August 11, 1995.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 0-24164, filed with the Commission on March 29, 1996 and amendment thereto.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-24164, filed with the Commission on March 31, 1997.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-26914, filed with the Commission on March 27, 1998.

(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 0-26914, filed with the Commission on March 30, 2000.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2001.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 28, 2002.

(17)	Incorporated by reference to the Company’s Report on Form 8-K dated October 28, 2004, filed with the Commission on October 28, 2004.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 26, 2003.