Form 10-Q
period 2005-03-31
AIRTRAN HOLDINGS INC
filed 2005-05-10
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 29, 2005 there were approximately 86,809,000 shares of the registrant’s common stock outstanding.

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended March 31, 2005

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Revenues:
Passenger	$289,136	$233,503
Cargo	596	—
Other	9,975	7,903

Total operating revenues	299,707	241,406

Operating Expenses:
Salaries, wages and benefits	78,333	62,842
Aircraft fuel	85,438	51,540
Aircraft rent	44,582	35,936
Maintenance, materials and repairs	23,290	19,010
Distribution	15,251	11,948
Landing fees and other rents	18,042	13,873
Aircraft insurance and security services	5,253	5,314
Marketing and advertising	9,516	7,602
Depreciation	4,318	2,884
Other operating	25,125	20,181

Total operating expenses	309,148	231,130

Operating Income (Loss)	(9,441)	10,276

Other (Income) Expense:
Interest income	(2,347)	(1,004)
Interest expense	4,943	4,647

Other expense, net	2,596	3,643

Income (Loss) Before Income Taxes	(12,037)	6,633
Income tax (benefit) expense	(4,008)	2,520

Net Income (Loss)	$(8,029)	$4,113

Earnings (Loss) per Common Share
Basic	$(0.09)	$0.05
Diluted	$(0.09)	$0.05

Weighted-average Shares Outstanding
Basic	86,743	84,285
Diluted	86,743	88,532

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$258,691	$307,493
Restricted cash	8,853	7,854
Short-term investments	104,325	26,975
Accounts receivable, less allowance of $677 and $627 at March 31, 2005 and December 31, 2004, respectively	27,379	19,376
Spare parts, materials and supplies, less allowance for obsolescence of $1,056 and $987 at March 31, 2005 and December 31, 2004, respectively	23,939	28,311
Deferred income taxes	7,442	7,442
Prepaid expenses and other current assets	17,729	14,613

Total current assets	448,358	412,064

Property and Equipment:
Flight equipment	299,561	294,966
Less: Accumulated depreciation	(35,416)	(34,036)

	264,145	260,930

Purchase deposits for flight equipment	82,496	69,833

Other property and equipment	83,061	82,854
Less: Accumulated depreciation	(31,722)	(29,682)

	51,339	53,172

Total property and equipment	397,980	383,935
Other Assets:
Intangibles resulting from business acquisition	8,350	8,350
Trade names	21,567	21,567
Debt issuance costs	7,379	7,607
Deferred income taxes - noncurrent	20,717	16,708
Other assets	60,205	55,500

Total other assets	118,218	109,732

Total assets	$964,556	$905,731

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,285	$20,988
Accrued liabilities	100,583	85,047
Air traffic liability	140,080	87,571
Current portion of lease obligations	822	886
Current portion of long-term debt	13,019	12,950

Total current liabilities	274,789	207,442

Long-term lease obligations	14,379	14,559
Long-term debt, less current portion	283,541	285,575
Other liabilities	64,357	64,119

Stockholders’ Equity:
Preferred stock	—	—
Common stock	87	87
Additional paid-in-capital	363,601	361,063
Unearned compensation	(5,679)	(4,624)
Accumulated deficit	(30,519)	(22,490)

Total stockholders’ equity	327,490	334,036

Total liabilities and stockholders’ equity	$964,556	$905,731

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income (Loss)	$(8,029)	$4,113
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,546	3,233
Amortization of deferred gains from sale/leaseback of aircraft	(1,096)	(1,096)
Provisions for uncollectible accounts	69	(128)
Deferred taxes	(4,008)	—
Other	1,655	1,231
Changes in current operating assets and liabilities:
Restricted cash	(999)	842
Accounts receivable	(8,072)	(11,869)
Spare parts, materials and supplies	(409)	(121)
Aircraft fuel	4,712	1,956
Aircraft rent	(2,728)	(1,926)
Other assets	(6,992)	(5,449)
Accounts payable, accrued and other liabilities	16,167	17,407
Air traffic liability	52,509	46,429

Net cash provided by operating activities	47,325	54,622

Investing activities:
Purchases of property, plant and equipment	(4,587)	(7,502)
Payment of aircraft purchase deposits, net	(12,663)	(756)
Increase in available-for-sale securities	(77,350)	(174,625)

Net cash used for investing activities	(94,600)	(182,883)

Financing activities:
Payments of lease obligations and long-term debt	(2,208)	(248)
Proceeds from sale of common stock	681	843

Net cash provided by (used for) financing activities	(1,527)	595

Net decrease in cash and cash equivalents	(48,802)	(127,666)
Cash and cash equivalents at beginning of period	307,493	338,707

Cash and cash equivalents at end of period	$258,691	$211,041

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Business

Airways offers scheduled airline services primarily in short-haul markets principally in the eastern United States.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States.

Reclassification

Certain 2004 amounts have been classified to conform with current presentation. In the Condensed Consolidated Balance Sheet as of December 31, 2004, we began classifying holdings in auction rate notes as “Short-term investments”. Such holdings were previously classified as “Cash and cash equivalents”. Accordingly, in the accompanying Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2004, changes in the amounts of “Short-term investments,” which were previously classified as “Cash and cash equivalents”, are classified as cash flows from investing activities.

Stock-Based Employee Compensation

We have stock-based compensation plans covering officers, directors and key employees. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is not recognized for employee stock option grants unless the exercise price is less than the fair value of our common stock on the grant date. Approximately 130,585 shares of common stock were issued pursuant to stock option exercises during the first quarter of 2005.

The following table illustrates the effect on net income (loss) and earnings (loss) per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation:

	Three months ended March 31,
(in thousands, except per share amounts)	2005	2004
Net income (loss), as reported	$(8,029)	$4,113

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	535	102

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(872)	(903)

Pro forma net income (loss)	$(8,366)	$3,312

EARNINGS (LOSS) PER SHARE:

Basic, as reported	$(0.09)	$0.05
Basic, pro forma	$(0.10)	$0.04

Diluted, as reported	$(0.09)	$0.05
Diluted, pro forma	$(0.10)	$0.04

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

Stock awards have been granted to our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests. During the first quarter of 2005, we granted approximately 236,000 stock awards and recorded deferred compensation related to such awards of approximately $1.9 million. Approximately $0.8 million and $0.2 million of deferred compensation was amortized as compensation expense during the first quarter of 2005 and 2004, respectively.

Comprehensive Income

Comprehensive income (loss) for the periods ended March 31, 2005 and 2004 was $(8.0) million and $4.2 million, respectively.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. The effective date of SFAS 123R is January 1, 2006 for public calendar year end companies.

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

We currently expect to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, we have not yet determined which of the aforementioned adoption methods we will use. In addition, we have not yet determined the financial impact of adopting SFAS 123R for periods beyond 2005.

Note 2 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
(in thousands, except per share amounts)	2005	2004
NUMERATOR:
Net income (loss) available to common stockholders	$(8,029)	$4,113

DENOMINATOR:
Weighted-average shares outstanding, basic	86,743	84,285
Dilutive effect of convertible debt	—	—
Dilutive effect of stock options	—	3,621
Dilutive effect of detachable stock purchase warrants	—	626

Adjusted weighted-average shares outstanding, diluted	86,743	88,532

EARNINGS (LOSS) PER SHARE:
Basic	$(0.09)	0.05
Diluted	$(0.09)	0.05

Shares issuable upon conversion of our 7% convertible notes, stock options and shares issuable for detachable stock purchase warrants are excluded from the diluted earnings per share calculation for the three month period ended March 31, 2005 because they are antidilutive. Shares issuable upon conversion of our 7% convertible notes are excluded from the diluted earnings per share calculation for the three months ended March 31, 2004 because they are anti- dilutive.

Note 3 - Fuel Risk Management

Aircraft fuel is a significant expenditure for us because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 27.6 percent and 22.3 percent of our operating expenses for the three months ended March 31, 2005 and 2004, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of advance fuel purchase agreements that include fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts are agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby limiting our exposure to increases in the price of aviation fuel. As of March 31, 2005, utilizing fixed-price fuel contracts and fuel cap contracts we agreed to purchase approximately 44 percent of our fuel needs through the end of December 2005 at a price no higher than $1.42 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations for 2005. During the second quarter 2005, we entered into additional fixed-price fuel contracts and fuel contracts. These new contracts increased our total future fuel commitments to approximately five percent and four percent of our fuel needs in 2006 and 2007, respectively, at prices not higher than $1.50 and $1.42, respectively, per gallon of aviation fuel.

Note 4 - Commitments and Contingencies

Aircraft Purchase Commitments

In the first quarter of 2005, Airways leased, under operating leases, two B717 and three B737 aircraft. As of March 31, 2005, Airways had firm commitments with an aircraft manufacturer to purchase six B717 aircraft and 45 B737 aircraft with an estimated cost of approximately $1.5 billion. Additionally, Airways has options and purchase rights to acquire an additional 44 B737 aircraft. During the first quarter of 2005, we exercised options for the purchase of two B737 aircraft to be delivered in 2006.

The B717 aircraft are to be financed through an affiliate of the aircraft manufacturer. Pursuant to Airways’ arrangement with an aircraft leasing company, Airways entered into individual operating leases for 22 of the B737 aircraft of which six were delivered in 2004 and three were delivered during the first quarter of 2005. Additionally we have entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines to be delivered between 2005 and 2010. Airways has obtained debt financing commitments for four B737 aircraft to be delivered during 2005. Airways has obtained financing commitments from an affiliate of the aircraft manufacturer for up to 80% of the purchase price of 16 of the B737 aircraft should Airways be unable to secure financing from the financial markets on acceptable terms.

As of March 31, 2005, Airways is scheduled, during the remainder of 2005, to take delivery of four B717 aircraft to be leased through an affiliate of the aircraft manufacturer and ten B737 aircraft with six such aircraft subject to individual operating leases mentioned above and four B737 aircraft financed through debt. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

The following table details our firm orders and options for aircraft acquisitions, as of March 31, 2005.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2005	10	—	4	—
2006	19	—	2	—
2007	12	5	—	—
2008	4	14	—
2009	—	—	—	—

Total*	45	19	6	—

*	We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amount is not determinable or estimable. These indemnities consist of the following:

Certain of Airways’ debt agreements related to certain aircraft-secured notes payable through 2017 contain language whereby we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by, or any reduction in receivables due to such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88% over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

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

Debt Agreements

We currently have a $15 million credit agreement with our bank. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. We are in compliance with these covenants. At March 31, 2005 and 2004, we had $11.2 million and $12.2 million, respectively, in letters of credit drawn against the credit agreement.

During April 2005, we signed a new credit agreement with the same lender replacing the credit agreement described above. The new credit agreement includes a revolving line of credit for up to $25 million and additionally allows us to obtain letters of credit for up to $15 million and enter into hedge agreements with the bank. Advances on the revolving line of credit will bear interest at a base rate plus a margin spread of 1.5 percent per annum. The agreement contains certain covenant requirements including liquidity tests. Available borrowings under the revolving line were $25 million as of the effective date of such agreement.

During May 2005, we closed on a $19.6 million financing arrangement for pre-delivery aircraft deposits. This agreement will fund up to 65 percent of our pre-delivery deposits on six B737 aircraft through February 2006. Advances on the financing arrangement will bear interest at the London Interbank Offering rate (LIBOR) plus 2.35 percent.

Note 5 - Income Taxes

Our effective income tax rate decreased from 38.0 percent for the first quarter of 2004 to 33.3 percent in 2005 because of the effect of items that are expensed for book purposes but that are not deductible for tax purposes (permanent differences) and the pre-tax loss during the first quarter. Our permanent differences will cause the effective tax rate to be below the statutory rate in periods where we experience pre-tax losses and above the statutory rate in periods where we experience pre-tax income.

At December 31, 2004, we had net operating loss (NOL) carryforwards for income tax purposes of approximately $190.0 million that begin to expire in 2017. We recorded an income tax benefit of $4.0 million and an income tax expense of $2.5 for the three months ended March 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as “expects,” “believes,” “will”, “anticipates” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

QUARTER IN REVIEW

The first quarter of 2005 continued to present challenges to the airline industry. The price of fuel, which has become our largest expense, reached record-high levels and remained historically high throughout the quarter. While we experienced increases in passenger counts, there continued to be excess capacity in industry seats available which resulted in heavy fare discounting adversely impacting yields. To date there has been little consolidation of the industry, either through liquidation of airlines in bankruptcy or through mergers, contributing to the weak airline industry revenue environment.

Notwithstanding the high fuel costs we succeeded in maintaining a consistent cost per available seat mile (CASM) when fuel was excluded. We also faced a challenging revenue environment during what is traditionally a seasonally weak quarter for us. Although customer demand rebounded during the latter part of the quarter, our yields for the quarter compared to last year’s first quarter demonstrate the tremendous pressure generally faced by the airline industry with respect to efforts to raise passenger fares.

During the first quarter of 2005, we took delivery of two Boeing 717 (B717) aircraft and three Boeing 737 (B737) aircraft. We plan to continue to grow the airline by adding four additional B717 and ten B737 aircraft throughout the remainder of 2005. The B737 aircraft are part of an order placed in 2003 with 50 firm deliveries of these aircraft, with an option to acquire up to 50 additional aircraft. We anticipate that these deliveries will occur through 2008. Our expectation is that these new aircraft will play an important role in our effort to continue providing our customers with a mix of low fares and excellent customer service while also improving our financial results by lowering our cost of doing business.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States.

RESULTS OF OPERATIONS

For the three months ended March 31, 2005 and 2004

The table below sets forth selected financial and operating data for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,				Percent Change
	2005		2004
Revenue passengers	3,557,709		2,977,085		19.5
Revenue passenger miles (RPM) (000s)	2,449,780		1,918,537		27.7
Available seat miles (ASM) (000s)	3,473,998		2,798,779		24.1
Passenger load factor	70.5%		68.5%		2.0	pts.
Break-even load factor	73.5%		66.6%		6.9	pts.
Average fare	$81.27		$78.43		3.6
Average yield per RPM	11.80	¢	12.17	¢	(3.0)
Passenger revenue per ASM	8.32	¢	8.34	¢	(0.2)
Operating cost per ASM	8.90	¢	8.26	¢	7.7
Average stage length (miles)	659		627		5.1
Average cost of aircraft fuel per gallon, including fuel taxes	147.86	¢	107.52	¢	37.5
Average daily utilization (hours:minutes)	10:57		11:18		(3.1)
Number of operating aircraft in fleet at end of period	92		75		22.7

Summary

We recorded an operating loss of $9.4 million, a net loss of $8.0 million and loss per basic and diluted common share of $0.09 for the first quarter of 2005. For the comparative period in 2004, we recorded operating income of $10.3 million, net income of $4.1 million and earnings per basic and diluted common share of $0.05.

Operating Revenues

Our operating revenues for the quarter increased $58.3 million (24.2 percent) primarily due to a 23.8 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 27.7 percent increase in traffic, as measured by RPMs offset by a 3.0 percent decline in our average yield.

During the twelve months ended March 31, 2005, we took delivery of six B717 aircraft and 11 B737 aircraft. As a result, our capacity, as measured by ASMs, increased 24.1 percent. Our traffic, as measured by RPMs increased 27.7 percent resulting in a 2.0 percentage point increase in passenger load factor to 70.5 percent.

Our average yield, as measured by revenues per passenger seat mile, decreased by 3.0 percent to 11.80 cents per RPM, as average stage length increased by 5.1 percent to 659 miles. The decline, when combined with our 2.0 percentage point increase in passenger load factor, resulted in a 0.2 percent decrease in passenger unit revenues, or passenger RASM, to 8.32 cents per ASM.

Operating Expenses

Our operating expenses increased by $78.0 million (33.8 percent) on an ASM increase of 24.1 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or our operating expenses per ASM, for the three months ended March 31, 2005 and 2004, respectively:

	Three Months Ended March 31,				Percent Change
	2005		2004
Salaries, wages and benefits	2.26	¢	2.25	¢	0.4
Aircraft fuel	2.46		1.84		33.7
Aircraft rent	1.28		1.28		—
Maintenance, materials and repairs	0.67		0.68		(1.5)
Distribution	0.44		0.43		2.3
Landing fees and other rents	0.52		0.50		4.0
Aircraft insurance and security services	0.15		0.19		(21.1)
Marketing and advertising	0.28		0.27		3.7
Depreciation	0.12		0.10		20.0
Other operating	0.72		0.72		—

Total CASM	8.90	¢	8.26	¢	7.7

Salaries, wages and benefits increased $15.5 million (24.7 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet, our new B737 aircraft fleet and new destinations added to our route system, as well as contractual wage increases and higher costs associated with our employee benefit programs offset by increases in productivity. We employed approximately 6,100 employees (full-time equivalents) as of the quarter ended March 31, 2005, representing a 15.1 percent increase over the comparative period in 2004.

Aircraft fuel increased $33.9 million (65.8 percent) primarily due to escalating fuel prices and the expanded level of our flight operations generated by the growth of our aircraft fleet that, in turn, increased our consumption of aircraft fuel. Our fuel price per gallon increased 37.5 percent from 107.52 cents during the first quarter of 2004 to 147.86 cents, including taxes, during the first quarter of 2005. This increase in fuel cost added approximately $23.3 million to our expense which was partially offset by our advance fuel purchase agreements that provided $11.6 million in value offsetting our fuel cost. The level of our flight operations, as measured by block hours flown, increased 17.8 percent. We currently operate an aircraft fleet consisting of fuel-efficient B717 and B737 aircraft. Aircraft fuel represented 27.6 percent and 22.3 percent of our operating expenses for the first quarter of 2005 and 2004, respectively. Based on our 2005 projected fuel consumption, a ten percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $16.0 million, excluding the effects of our advance purchase agreements. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

Aircraft rent increased $8.6 million (24.1 percent) due to a greater percentage of our aircraft fleet being leased. Six lease-financed B717 aircraft and nine lease-financed B737 aircraft were added to our fleet during the twelve months ended March 31, 2005. Of the 14 aircraft scheduled for delivery the remainder of this year, we have lease-financing commitments in place for six B737 aircraft and four B717 aircraft. During the first quarter of 2005, we took delivery of two B717 aircraft and three B737 aircraft which have been lease-financed in accordance with our commitments. (On a cost per available seat mile basis, the aircraft rent expense remained unchanged).

Maintenance, materials and repairs increased $4.3 million (22.5 percent). On a block hour basis, maintenance costs increased 4.0 percent to $264 per block hour primarily due to an increase in rotable repair expense due to the expiration of warranties on the B717 aircraft. Rotable components are components which, when they fail or reach the end of their recommended service cycle, may be removed and a replacement component installed. The removed component may be repaired and, subject to service life criteria, may be re-used. As the original manufacturer warranties expire on our B717 and B737 aircraft the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually we pay monthly fees based on either the number of flight hours flown or the number of landings. (On a cost per available seat mile basis, maintenance, materials and repairs decreased 1.5 percent).

Distribution costs increased approximately $3.3 million (27.6 percent) primarily due to the overall growth of our passenger revenues derived from travel agency sales. Although total distribution costs have increased, these costs as a percentage of passenger revenues have decreased as more of our passengers have shifted their bookings directly onto our website. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agent systems (GDS).

Landing fees and other rents increased $4.2 million (30.1 percent) primarily due to 15.2 percent growth in number of departures, an increase in the number of flights we operated, landing fee rate increases, and the leasing of facilities at new destinations added to our route network including Sarasota, Florida where we began operations in December 2004.

Aircraft insurance and security services decreased $0.1 million (1.1 percent) primarily from reductions in aircraft insurance premiums for aircraft hull and passenger liability insurance. Our total insured hull value for our fleet increased because of the greater number of B717 and B737 aircraft we now operate which partially offset our reduced aircraft hull and passenger liability premiums. (On a cost per available seat mile basis, aircraft insurance and security services decreased by 21.1 percent).

Marketing and advertising increased $1.9 million (25.2 percent) primarily reflecting our promotional efforts associated with the development of our new destinations and efforts to stimulate demand in all the markets that we serve.

Depreciation increased $1.4 million (49.7 percent) primarily due to the purchase of two B737 aircraft during 2004 and purchases of spare aircraft parts for the new B737 fleet.

Other operating expenses increased $4.9 million (24.5 percent) primarily from added passenger-related costs associated with the higher level of operations, increase in training costs for the new B737 aircraft and contractual costs related to the opening of new destinations and routes. (On a cost per available seat mile basis, other operating expenses remained consistent with the prior year).

Non-operating Expenses

Other expense, net decreased by $1.0 million. Higher invested cash balances along with higher interest rates increased interest income by $1.3 million. Interest expense increased by $0.3 million primarily due the financing of two B737 aircraft during 2004.

Income Tax Expense

Our effective income tax rate decreased from 38.0 percent for the first quarter of 2004 to 33.3 percent in 2005 because of the effect of items that are expensed for book purposes but that are not deductible for tax purposes (permanent differences) and the pre-tax loss during the first quarter. Our permanent differences will cause the effective tax rate to be below the statutory rate in periods where we experience pre-tax losses and above the statutory rate in periods where we experience pre-tax income.

At December 31, 2004, we had net operating loss (NOL) carryforwards for income tax purposes of approximately $190.0 million that begin to expire in 2017. We recorded an income tax benefit of $4.0 million and an income tax expense of $2.5 for the three months ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds are accumulated cash and cash equivalents, short-term investments and cash provided by operations. Our primary uses of cash are for working capital (including labor and fuel costs), capital expenditures and general corporate purposes, which may include the acquisitions of other airlines and their assets, whether in connection with bankruptcy proceeding or otherwise in other investments in strategic alliances, code-share agreements or other business arrangements.

As of March 31, 2005, our total cash, including cash and cash equivalents, restricted cash and short-term investments totaled $371.9 million compared to $394.6 million at March 31, 2004. Short-term investments represent auction rate securities with reset periods less than 12 months.

Operating activities for the first quarter of 2005 generated $47.3 million of cash compared to $54.6 million for 2004. The decrease was primarily due the net loss for the quarter offset by an increase in passenger bookings for future travel. In most cases our passengers pay us prior to dates of their travel. We record these advance payments as air traffic liability on our Condensed Consolidated Balance Sheets. The routine expenses of operating our airline to provide the transportation purchased by our customers represent the majority of our operating cash outflows.

Investing activities used $94.6 million in cash during the first quarter of 2005 compared to $182.9 million in 2004. Investing activities for both periods consumed cash primarily due to investment in available-for-sale securities, purchase deposits paid for new aircraft and the purchase of spare parts and equipment provisioning for the B717 and B737 aircraft fleets.

Financing activities used $1.5 million of cash in the first quarter of 2005 compared to a generation of $0.6 million of cash in the first quarter of 2004. The use of cash in 2005 is from payments on debt related to the purchase of two B737 aircraft during 2004 offset by the proceeds on the sale of our common stock associated with the exercise of stock options and our employee stock purchase plan. Similarly, in 2004 cash was generated from the proceeds on the sale of stock offset by debt service payments.

In the first quarter of 2005, Airways has leased, under operating leases, two B717 and three B737 aircraft. As of March 31, 2005, Airways had firm commitments with an aircraft manufacturer to purchase six B717 aircraft and 45 B737 aircraft. Additionally, Airways has options and purchase rights to acquire an additional 44 B737 aircraft with an estimated value of approximately $1.5 billion. During the first quarter of 2005, we exercised options for the purchase of two B737 aircraft to be delivered in 2006.

The B717 aircraft are to be financed through an affiliate of the aircraft manufacturer. Pursuant to Airways’ arrangement with an aircraft leasing company, Airways entered into individual operating leases for 22 of the B737 aircraft of which six were delivered in 2004 and three were delivered during the first quarter of 2005. Additionally we have entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines to be delivered between 2005 and 2010. Airways has obtained debt financing commitments for four B737 aircraft to be delivered during 2005. Airways has obtained financing commitments from an affiliate of the aircraft manufacturer for up to 80% of the purchase price of 16 of the B737 aircraft should Airways be unable to secure financing from the financial markets on acceptable terms.

As of March 31, 2005, Airways is scheduled, during the remainder of 2005, to take delivery of four B717 aircraft to be leased through an affiliate of the aircraft manufacturer and ten B737 aircraft with six such aircraft subject to individual operating leases mentioned above and four B737 aircraft financed through debt. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

The following table details our firm orders and options for aircraft acquisitions, as of March 31, 2005.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2005	10	—	4	—
2006	19	—	2	—
2007	12	5	—	—
2008	4	14	—
2009	—	—	—	—

Total*	45	19	6	—

*	We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above.

During the first quarter of 2005, Airways paid $17.7 million in aircraft deposits under an agreement for the acquisition of B717 and B737 aircraft. Should fuel prices remain high and industry consolidation does not occur, we may make efforts to slow our growth through various methods, including the potential subleasing of aircraft.

Debt Agreements

We currently have a $15 million credit agreement with our bank. The agreement allows us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contains certain covenant requirements including liquidity tests. We are in compliance with these covenants. At March 31, 2005 and 2004, we had $11.2 million and $12.2 million, respectively, in letters of credit drawn against the credit agreement.

During April 2005, we signed a new credit agreement with the same lender replacing the credit agreement described above. The new credit agreement includes a revolving line of credit for up to $25 million and additionally allows us to obtain letters of credit for up to $15 million and enter into hedge agreements with the bank. Advances on the revolving line of credit will bear interest at a base rate plus a margin spread of 1.5 percent per annum. The agreement contains certain covenant requirements including liquidity tests. Available borrowings under the revolving line were $25 million as of the effective date of the agreement.

During May 2005, we closed on a $19.6 million financing arrangement for pre-delivery aircraft deposits. This agreement will fund up to 65 percent of our pre-delivery deposits on six B737 aircraft through February 2006. Advances on the financing arrangement will bear interest at the London Interbank Offering rate (LIBOR) plus 2.35 percent.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. The effective date of SFAS 123R is January 1, 2006 for public calendar year end companies.

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

We currently expect to adopt SFAS 123R effective January 1, 2006, based on the new effective date announced by the SEC; however, the we have not yet determined which of the aforementioned adoption methods it will use. In addition, we have not yet determined the financial impact of adopting SFAS 123R for periods beyond 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, other than those discussed below.

Aviation Fuel

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of advance fuel purchase agreements that include fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts are agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby limiting our exposure to increases in the price of aviation fuel. As of March 31, 2005, utilizing fixed-price fuel contracts and fuel cap contracts we agreed to purchase approximately 44 percent of our fuel needs through the end of December 2005 at a price no higher than $1.42 per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations for 2005. During the second quarter 2005, we entered into additional fixed-price fuel contracts and fuel contracts. These new contracts increased our total future fuel commitments to approximately five percent and four percent of our fuel needs in 2006 and 2007, respectively, at prices not higher than $1.50 and $1.42, respectively, per gallon of aviation fuel.

Aircraft fuel represented 27.6 percent and 22.3 percent of our operating expenses for the first quarter of 2005 and 2004, respectively. Based on our 2005 projected fuel consumption, a ten percent increase in the average price per gallon of aircraft fuel would increase fuel expense on an annual basis by approximately $16.0 million, excluding the effects of our fuel hedges. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information that we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures conducted by our management as of March 31, 2005, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process, and disclose information we are required to disclose in the reports we file with the SEC within the required time periods. There has been no change in our internal control over financial reporting during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer

	31.2 -	Rule 13(a)-14 Certification of Chief Financial Officer

	32.1 -	Section 1350 Certification of Chief Executive Officer

	32.2 -	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: May 10, 2005	/s/ Stanley J. Gadek
Stanley J. Gadek Senior Vice President, Finance,
Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1 -	CEO certification pursuant to Rule 13(a)-14

31.2 -	CFO certification pursuant to Rule 13(a)-14

32.1 -	CEO certification pursuant to 18 U.S.C. Section 1350

32.2 -	CFO certification pursuant to 18 U.S.C. Section 1350