Form 10-Q
period 2005-06-30
AIRTRAN HOLDINGS INC
filed 2005-08-09
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

AirTran Holdings, Inc.

(Exact name of registrant as specified in its charter)

State of Incorporation: Nevada

9955 AirTran Boulevard, Orlando, Florida 32827
(Address of principal executive offices) (Zip Code)

(407)251-5600

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

As of July 29, 2005 there were approximately 87,220,000 shares of the registrant’s common stock outstanding.

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AirTran Holdings, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating Revenues:
Passenger	$353,705	$265,944	$642,841	$499,447
Cargo	1,100	—	1,696	—
Other	11,518	9,060	21,493	16,963

Total operating revenues	366,323	275,004	666,030	516,410

Operating Expenses:
Salaries, wages and benefits	80,107	66,312	158,440	129,154
Aircraft fuel	108,265	54,914	193,703	106,454
Aircraft rent	47,789	36,099	92,371	72,035
Maintenance, materials and repairs	25,683	18,215	48,973	37,225
Distribution	17,935	13,401	33,186	25,349
Landing fees and other rents	20,684	16,201	38,726	30,074
Aircraft insurance and security services	5,958	5,818	11,211	11,132
Marketing and advertising	8,130	6,633	17,646	14,235
Depreciation	4,502	3,303	8,820	6,187
Other operating	27,734	23,090	52,859	43,271

Total operating expenses	346,787	243,986	655,935	475,116

Operating Income	19,536	31,018	10,095	41,294

Other (Income) Expense:
Interest income	(2,572)	(1,134)	(4,919)	(2,138)
Interest expense	4,860	5,077	9,803	9,724

Other (income) expense, net	2,288	3,943	4,884	7,586

Income Before Income Taxes	17,248	27,075	5,211	33,708
Income tax expense	5,889	10,289	1,881	12,809

Net Income	$11,359	$16,786	$3,330	$20,899

Earnings per Common Share
Basic	$0.13	$0.20	$0.04	$0.25
Diluted	$0.13	$0.18	$0.04	$0.23

Weighted-average Shares Outstanding
Basic	86,980	84,930	86,862	84,607
Diluted	100,781	101,137	89,347	89,214

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$181,834	$307,493
Restricted cash	9,015	7,854
Short-term investments	185,975	26,975
Accounts receivable, less allowance of $597 and $627 at June 30, 2005 and December 31, 2004, respectively	30,152	19,376
Spare parts, materials and supplies, less allowance for obsolescence of $1,128 and $987 at June 30, 2005 and December 31, 2004, respectively	25,463	28,311
Deferred income taxes	7,442	7,442
Prepaid expenses and other current assets	17,392	14,613

Total current assets	457,273	412,064
Property and Equipment:
Flight equipment	340,246	294,966
Less: Accumulated depreciation	(37,688)	(34,036)

	302,558	260,930

Purchase deposits for flight equipment	96,282	69,833

Other property and equipment	83,709	82,854
Less: Accumulated depreciation	(33,871)	(29,682)

	49,838	53,172

Total property and equipment	448,678	383,935
Other Assets:
Intangibles resulting from business acquisition	8,350	8,350
Trade names	21,567	21,567
Debt issuance costs	7,615	7,607
Deferred income taxes	14,827	16,708
Other assets	70,536	55,500

Total other assets	122,895	109,732

Total assets	$1,028,846	$905,731

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,159	$20,988
Accrued liabilities	95,572	85,047
Air traffic liability	145,591	87,571
Current portion of lease obligations	701	886
Current portion of long-term debt	31,435	12,950

Total current liabilities	299,458	207,442

Long-term lease obligations, less current portion	14,297	14,559
Long-term debt, less current portion	307,863	285,575

Other liabilities	65,125	64,119

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	87	87
Additional paid-in-capital	366,262	361,063
Unearned compensation	(5,086)	(4,624)
Accumulated deficit	(19,160)	(22,490)

Total stockholders’ equity	342,103	334,036

Total liabilities and stockholders’ equity	$1,028,846	$905,731

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income	$3,330	$20,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,465	6,932
Amortization of deferred gains from sale/leaseback of aircraft	(2,192)	(2,192)
Provisions for uncollectible accounts	180	(316)
Deferred income taxes	1,881	—
Other	2,954	593
Changes in current operating assets and liabilities:
Restricted cash	(1,161)	1,105
Accounts receivable	(10,956)	(7,164)
Fuel	3,827	1,053
Aircraft rent	(8,802)	(2,878)
Spare parts, materials and supplies	(1,120)	(382)
Other assets	(11,207)	(8,679)
Accounts payable, accrued and other liabilities	18,662	29,870
Air traffic liability	58,020	30,755

Net cash provided by operating activities	62,881	69,596
Investing activities:
Purchases of property and equipment	(14,626)	(14,491)
Purchase of short-term investments	(512,025)	(914,950)
Sales of short-term investments	353,025	668,625
Payment of aircraft purchase deposits, net	(29,287)	(17,485)

Net cash used for investing activities	(202,913)	(278,301)

Financing activities:
Issuance of long-term debt	19,587	—
Debt issuance costs	(651)	—
Payments of long-term debt	(7,761)	(3,495)
Proceeds from sale of common stock	3,198	5,788

Net cash provided by financing activities	14,373	2,293

Net decrease in cash and cash equivalents	(125,659)	(206,412)
Cash and cash equivalents at beginning of period	307,493	338,707

Cash and cash equivalents at end of period	$181,834	$132,295

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment under debt	$28,500	$—
Acquisition of equipment under capital lease	$—	$15,513

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation:

Our accompanying unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our-wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Reclassification:

Certain 2004 amounts have been reclassified to conform with our current presentation. In the Condensed Consolidated Balance Sheet as of December 31, 2004, we began classifying holdings in auction rate notes as “Short-term investments.” Such holdings were previously classified as “Cash and cash equivalents.” Accordingly, in the accompanying Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2004, changes in the amounts of “Short-term investments,” which were previously classified as “Cash and cash equivalents,” are classified as cash flows from investing activities.

Stock-Based Employee Compensation:

We have stock-based compensation plans covering officers, directors and key employees. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is not recognized for employee stock option grants unless the exercise price is less than the fair value of our common stock on the grant date. Approximately 502,000 shares of common stock were issued pursuant to stock option exercises during the first six months of 2005.

The following table illustrates the effect on net income and earnings per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$11,359	$16,786	$3,330	$20,899

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	471	152	984	254

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(862)	(1,014)	(1,697)	(1,917)

Pro forma net income	$10,968	$15,924	$2,617	$19,236

EARNINGS PER SHARE:

Basic, as reported	$0.13	$0.20	$0.04	$0.25
Basic, pro forma	$0.13	$0.19	$0.03	$0.23

Diluted, as reported	$0.13	$0.18	$0.04	$0.23
Diluted, pro forma	$0.11	$0.16	$0.03	$0.22

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense primarily over the vesting period.

Stock awards have been granted to our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests. During the first six months of 2005, we granted approximately 250,000 stock awards and recorded deferred compensation related to such awards of approximately $2.0 million. Approximately $1.5 million of deferred compensation was amortized as compensation expense during the first six months of 2005.

Comprehensive Income:

Comprehensive income was $11.4 million and $16.9 million for the three months ended June 30, 2005 and 2004, respectively, and $3.3 million and $21.0 million for the six months ended June 30, 2005 and 2004, respectively.

Recently Issued Accounting Standards:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. The effective date of SFAS 123R is January 1, 2006 for public calendar year end companies.

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

SFAS 123R will be effective for us beginning January 1, 2006 (as extended by the SEC on April 4, 2005), SFAS 123R offers alternative methods of adoption. At the present time, we have not yet determined which alternative method we will use. Depending on the method we adopt to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after December 31, 2005.

Note 2 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
NUMERATOR:
Net income available to common stockholders	$11,359	$16,786	$3,330	$20,899
Plus income effect of assumed conversion-interest on convertible debt	1,398	1,356	—	—

Income after assumed conversion, diluted	$12,757	$18,142	$3,330	$20,899

DENOMINATOR:
Weighted-average shares outstanding, basic	86,980	84,930	86,862	84,607
Effect of dilutive securities:
Stock options	2,050	4,310	1,993	3,965
Convertible debt	11,241	11,241	—	—
Stock warrants	510	656	492	642

Adjusted weighted-average shares outstanding, diluted	100,781	101,137	89,347	89,214

EARNINGS PER COMMON SHARE:
Basic	$0.13	$0.20	$0.04	$0.25

Diluted	$0.13	$0.18	$0.04	$0.23

Excluded from the computation of adjusted weighted-average shares outstanding, diluted for the six months ended June 30, 2005 and 2004 were 11.2 million shares related to our convertible debt because the effect of including these shares would have been anti-dilutive.

Note 3 - Fuel Risk Management

Aircraft fuel is a significant expenditure because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 31.2 percent and 22.5 percent of total operating expenses for the three months ended June 30, 2005 and 2004, respectively, and 29.5 percent and 22.4 percent of total operating expenses for the six months ended June 30, 2005 and 2004, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of advance fuel purchase agreements that include fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts are agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby limiting our exposure to increases in the price of aviation fuel. As of June 30, 2005, utilizing fixed-price fuel contracts and fuel cap contracts we agreed to purchase approximately 49 percent, 18 percent, and 12 percent of our fuel needs through the remainder of 2005, and the years ending December 31, 2006, and 2007, respectively, at a price no higher than $1.66, $1.62, and $1.58, respectively per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations for 2005, 2006, and 2007. During the third quarter 2005, we entered into additional advance fuel purchase agreements. These new contracts increased our total future fuel commitments to approximately 55 percent, 23 percent and 16 percent of our fuel needs in the remainder of 2005, 2006 and 2007, respectively, at prices not higher than $1.72, $1.62 and $1.58, respectively, per gallon of aviation fuel.

Note 4 - Commitments and Contingencies

Aircraft Purchase Commitments:

In the first six months of 2005, Airways leased, under operating leases, four B717 and five B737 aircraft. As of June 30, 2005, Airways had firm commitments with an aircraft manufacturer to purchase four B717 aircraft and 44 B737 aircraft with an estimated cost of approximately $1.3 billion. Additionally, Airways has options and purchase rights to acquire an additional 42 B737 aircraft. During 2005, we exercised options for the purchase of four B737 aircraft to be delivered in 2006 and 2007. Additionally during the second quarter 2005, Airways took delivery of one B737 aircraft financed through debt.

The four remaining B717 aircraft are to be financed through an affiliate of the aircraft manufacturer. Pursuant to Airways’ arrangement with an aircraft leasing company, Airways entered into individual operating leases for 22 of the B737 aircraft of which six were delivered in 2004 and five were delivered during the six months of 2005. Additionally we have entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines to be delivered between 2005 and 2010. Airways has obtained debt financing commitments for four B737 aircraft to be delivered during 2005, one of which was delivered in June 2005. Airways has obtained financing commitments from an affiliate of the aircraft manufacturer for up to 80% of the purchase price of 16 of the B737 aircraft should Airways be unable to secure financing from the financial markets on acceptable terms.

As of June 30, 2005, Airways was scheduled to take delivery of a total of nine aircraft during the remainder of 2005. Of the total aircraft Airways was scheduled to take delivery of are two B717 aircraft each of which is to be leased through an affiliate of the aircraft manufacturer and seven B737 aircraft with four such aircraft to be leased through individual operating leases and three B737 aircraft financed through debt. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments.

The following table details our firm orders and options for aircraft acquisitions, as of June 30, 2005.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2005	7	—	2	—
2006	19	—	2	—
2007	14	3	—	—
2008	4	14	—	—

Total*	44	17	4	—

*	We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above.

General Indemnifications:

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

Note 5 - Debt

As of June 30, 2004 we had a $15 million credit agreement with a lender. The agreement allowed us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contained certain covenant requirements including liquidity tests. We were in compliance with these covenants. At June 30, 2004, we had $12.0 million in letters of credit drawn against the previous credit agreement.

During April 2005, we signed a new credit agreement with our lender. The new credit agreement includes a revolving line of credit for up to $25 million and additionally allows us to obtain letters of credit for up to $15 million and enter into hedge agreements with the bank. Advances on the revolving line of credit will bear interest at a base rate plus a margin spread of 1.5 percent per annum. The agreement contains certain covenant requirements including liquidity tests. We are in compliance with all applicable covenants. Available borrowings under the revolving line were $25 million as of the effective date of such agreement. At June 30, 2005, we had $11.0 million in letters of credit drawn against the credit agreement.

During May 2005, we closed on a $19.6 million financing arrangement for pre-delivery aircraft deposits. This agreement will fund up to 65 percent of our pre-delivery deposits on six B737 aircraft through February 2006. Advances on the financing arrangement will bear interest at the London Interbank Offering rate (LIBOR) plus 2.35 percent.

In June 2005 and pursuant to an existing loan facility to acquire three B737 aircraft, Airways financed the acquisition of the second B737 subject to such loan facility. In conjunction with the financing of that B737 aircraft, Airways issued equipment notes for an aggregate amount of $28.5 million, which mature on June 17, 2017. The note bears interest (and the additional note to be entered into will bear interest) at a floating rate equal to the six-month US Dollar LIBOR rate in effect at the commencement of each semi-annual period plus 1.5% and is payable June 17 and December 17. The note is (and the additional note to be entered into will be) secured by a first mortgage on the purchased aircraft. Airways will pay a commitment fee equal to 0.65% per annum of the undrawn portion of the loan amount.

In July 2005 and pursuant to a separate existing loan facility to acquire three B737 aircraft, Airways financed the acquisition of the second B737 subject to such loan facility. In conjunction with the financing of that B737 aircraft, Airways issued equipment notes for an aggregate amount of $29.0 million, which mature on July 22, 2017. The note bears interest (and the additional note to be entered into will bear interest) at a floating rate equal to the six-month US Dollar LIBOR rate in effect at the commencement of each semi-annual period plus 1.5% and is payable June 17 and December 17. The note is (and the additional note to be entered into will be) secured by a first mortgage on the purchased aircraft. Airways will pay a commitment fee equal to 0.25% per annum of the undrawn portion of the loan amount.

Note 6 - Income Taxes

Our effective income tax rate decreased from 38.0 percent for the three and six months ended June 30, 2004 to 34.1 percent for the three months ended June 30, 2005 and 36.1 percent for the six months ended June 30, 2005. The change in the effective tax rate reflects the effect of items that are expensed for book purposes but that are not deductible for tax purposes (permanent differences) and the decline in pre-tax operating income year over year. Our permanent differences will cause the effective tax rate to be below the statutory rate in annual periods where we experience pre-tax losses and above the statutory rate in annual periods where we experience pre-tax income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the U.S. Securities and Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, fuel and other commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to manage fuel costs, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GENERAL INFORMATION

The first six months of 2005 continued to present challenges for the airline industry. Our financial performance was challenged by record-high fuel prices, overcapacity on the east coast, and intense price competition. While we experienced increases in passenger counts, there continued to be excess capacity in industry seats available which resulted in heavy fare discounting adversely impacting yields. To date there has been little consolidation of the industry, either through liquidation of airlines in bankruptcy or through mergers and to the extent that any consolidation is occurring the impact of the consolidation has yet to be realized, contributing to the weak airline industry revenue environment.

Notwithstanding the high fuel costs we succeeded in reducing our cost per available seat mile (CASM) when fuel was excluded. Additionally during the second quarter 2005 we noted an all-time record passenger count of 4.3 million passengers and a quarterly all-time load factor record of 75.7 percent.

During the first six months of 2005, we took delivery of four Boeing 717 (B717) aircraft and six Boeing 737 (B737) aircraft. We expect to continue to grow the airline by adding two additional B717 and seven additional B737 aircraft throughout the remainder of 2005. The B737 aircraft are part of our plans announced in July 2003 to add up to 100 new Boeing 737-700/800 (B737) aircraft. We anticipate that deliveries under our order will occur through 2008. Our expectation is that these new aircraft will play an important role in our effort to continue providing our customers with a mix of low fares and excellent customer service while also improving our financial results by lowering our cost of doing business.

During the second quarter of 2005 we commenced service to Indianapolis, Charlotte, and Richmond. In addition, we announced rights to operate new international service to Cancun, Mexico from Atlanta and Tampa commencing in the later part of 2005. All of these markets reflect the continuation of our three pronged growth strategy to increase frequencies in existing markets, add additional segments between existing markets (connect the dots), and open new cities.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States.

RESULTS OF OPERATIONS

The tables below set forth selected financial and operating data for the three and six months ended June 30, 2005 and 2004 and has been derived from our condensed consolidated financial statements. This information should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this 10-Q:

	Three months ended June 30,				Percent change
	2005		2004
Revenue passengers	4,295,783		3,427,809		25.3
Revenue passenger miles (RPM) (000s)	2,909,512		2,175,046		33.8
Available seat miles (ASM) (000s)	3,844,783		2,884,874		33.3
Passenger load factor	75.7%		75.4%		0.3	pts.
Break-even load factor	72.0%		67.7%		4.3	pts.
Average fare	$82.34		$77.58		6.1
Average yield per RPM	12.16	¢	12.23	¢	(0.6)
Passenger revenue per ASM	9.20	¢	9.22	¢	(0.2)
Operating cost per ASM	9.02	¢	8.46	¢	6.6
Average stage length (miles)	644		626		2.9
Average cost of aircraft fuel per gallon,
including fuel taxes	169.98	¢	110.00	¢	54.5
Average daily utilization (hours:minutes)	11:06		11:00		0.9
Number of operating aircraft in fleet at end of period	97		78		24.4

	Six months ended June 30,				Percent change
	2005		2004
Revenue passengers	7,853,492		6,404,894		22.6
Revenue passenger miles (RPM) (000s)	5,359,293		4,093,583		30.9
Available seat miles (ASM) (000s)	7,318,781		5,683,654		28.8
Passenger load factor	73.2%		72.0%		1.2	pts.
Break-even load factor	72.7%		67.2%		5.5	pts.
Average fare	$81.85		$77.98		5.0
Average yield per RPM	11.99	¢	12.20	¢	(1.7)
Passenger revenue per ASM	8.78	¢	8.79	¢	(0.1)
Operating cost per ASM	8.96	¢	8.36	¢	7.2
Average stage length (miles)	651		627		3.8
Average cost of aircraft fuel per gallon,
including fuel taxes	159.46	¢	108.79	¢	46.6
Average daily utilization (hours:minutes)	11:00		11:06		(0.9)
Number of operating aircraft in fleet at end of period	97		78		24.4

For the three months ended June 30, 2005 and 2004

Summary

We recorded operating income of $19.5 million, net income of $11.4 million and diluted earnings per common share of $0.13 for the three months ended June 30, 2005. For the comparative period in 2004, we recorded operating income of $31.0 million, net income of $16.8 million and diluted earnings per common share of $0.18.

Operating Revenues

Our operating revenues for the quarter increased $91.3 million (33.2 percent) primarily due to a 33.0 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 33.8 percent increase in traffic, as measured by revenue passenger miles (RPMs).

During the twelve months ended June 30, 2005, we took delivery of seven B717 aircraft and 12 B737 aircraft. As a result our capacity, as measured by available seat miles (ASMs) increased 33.3 percent. Our traffic as measured by RPMs increased 33.8 percent resulting in a 0.3 percentage point increase in passenger load factor to 75.7 percent.

Our average yield per RPM decreased by 0.6 percent to 12.16 cents per RPM. The reduction in yield resulted from a 6.7 percent increase in our average passenger trip length to 677 miles, offset by a 6.1 percent increase in our average fare to $82.34. This decline in yield, when combined with our 0.3 percentage point increase in passenger load factor, resulted in a 0.2 percent decrease in passenger unit revenues, or passenger revenue available seat miles (RASM), to 9.20 cents per ASM.

Operating Expenses

Our operating expenses for the quarter increased $102.8 million (42.1 percent) on ASM growth of 33.3 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated period:

	Three months ended June 30,				Percent change
	2005		2004
Salaries, wages and benefits	2.08	¢	2.30	¢	(9.6)
Aircraft fuel	2.82		1.90		48.4
Aircraft rent	1.24		1.25		(0.8)
Maintenance, materials and repairs	0.67		0.63		6.3
Distribution	0.47		0.46		2.2
Landing fees and other rents	0.54		0.56		(3.6)
Aircraft insurance and security services	0.15		0.20		(25.0)
Marketing and advertising	0.21		0.23		(8.7)
Depreciation	0.12		0.11		9.1
Other operating	0.72		0.82		(12.2)

Total CASM	9.02	¢	8.46	¢	6.6

Salaries, wages and benefits increased $13.8 million (20.8 percent) primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 aircraft fleet, our new B737 aircraft fleet, and new destinations added to our route system, as well as our contractual wage increases and higher costs associated with our employee benefit programs offset by increases in productivity. On a cost per ASM basis these costs decreased 9.6 percent to 2.08 cents. We employed approximately 6,200 employees (full-time equivalents) as of June 30, 2005, representing an 11.1 percent increase over the comparative period in 2004.

Aircraft fuel increased $53.4 million (97.2 percent) primarily due to escalating fuel prices and the expanded level of our flight operations generated by the growth of our aircraft fleet that in turn, increased our consumption of aircraft fuel. Our fuel price per gallon including all fees and taxes increased 54.5 percent from $1.10 during the second quarter 2004 to $1.70, including taxes, during the second quarter 2005. The level of our flight operations, as measured by block hours flown, increased 26.3 percent while our fuel consumption per block hour increased 1.1 percent to 671 gallons per block hour due to additional aircraft added during the year and additional cities served. We currently operate an aircraft fleet consisting entirely of fuel-efficient B737 and B717 aircraft. Aircraft fuel represented 31.2 percent and 22.5 percent of our operating expenses for the second quarter of 2005 and 2004, respectively. Based on our 2005 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $9.4 million, including the effects of our fixed-price fuel contracts and fuel cap contracts. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

Maintenance, materials and repairs increased $7.5 million (41.0 percent). On a block hour basis, maintenance costs increased 11.6 percent to $270 per block hour due to an increase in rotable repair expense resulting from the expiration of warranties on the B717 aircraft. Rotable components are components which, when they fail or reach the end of their recommended service cycle, may be removed and a replacement component installed. The removed component may be repaired and, subject to service life criteria, may be re-used. As the original manufacturer warranties expire on our B717 and B737 aircraft the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Under our maintenance agreements, we pay monthly fees based on either the number of flight hours flown or the number of landings. On a cost per available seat mile basis, maintenance, materials and repairs increased 6.3 percent.

Aircraft insurance and security services increased $0.1 million (2.4 percent). The addition of nineteen new Boeing aircraft to our fleet during the period increased our total insured hull value and related insurance premiums. On a cost per available seat mile basis, aircraft insurance and security services decreased 25.0 percent due to a reduction in hull and liability insurance rates for our 2005 fleet coverage.

Marketing and advertising increased $1.5 million (22.6 percent) primarily reflecting our promotional efforts associated with the development of our new destinations opened during 2005 and efforts to stimulate demand in all the markets that we serve.

Depreciation increased $1.2 million (36.3 percent) primarily due to the purchase of two B737 aircraft during 2004 and one B737 aircraft purchase in 2005 and purchases of spare aircraft parts for the new B737 fleet.

Other operating increased $4.6 million (20.1 percent) primarily from added passenger-related costs associated with the higher level of operations, increase in training costs for the new B737 aircraft and contractual costs related to the opening of new destinations and routes. On a cost per available seat mile basis, other operating expenses decreased 12.2 percent due to an increase in capacity as measured by ASMs of 33.3 percent over the increased expenses of 20.1 percent.

Nonoperating (Income) Expense

Other(income) expense, net decreased by $1.7 million (42.0 percent). Higher invested cash balances along with higher interest rates increased interest income by $1.4 million. Interest expense decreased by $0.2 million primarily due to an increase in capitalized interest related to aircraft purchase deposits.

Income Tax Expense

Our effective income tax rate decreased from 38.0 percent for the three months ended June 30, 2004 to 34.1 percent for the three months ended June 30, 2005. The change in the effective tax rate reflects the effect of items that are expensed for book purposes but that are not deductible for tax purposes (permanent differences) and the decline in pre-tax operating income year over year. Our permanent differences will cause the effective tax rate to be below the statutory rate in annual periods where we experience pre-tax losses and above the statutory rate in annual periods where we experience pre-tax income.

We recorded income tax expense of $5.9 million for the three months ended June 30, 2005 compared to $10.3 million for the three months ended June 30, 2004.

For the six months ended June 30, 2005 and 2004

Summary

We recorded operating income of $10.1 million, net income of $3.3 million and diluted earnings per common share of $0.04 for the six months ended June 30, 2005. For the comparative period in 2004, we recorded operating income of $41.3 million, net income of $20.9 million and diluted earnings per common share of $0.23.

Operating Revenues

Our operating revenues for the quarter increased $149.6 million (29.0 percent) primarily due to a 28.7 percent increase in passenger revenues. The increase in passenger revenues was primarily due to a 30.9 percent increase in traffic, as measured by RPMs and a 5 percent increase in the average fares to $81.85.

During the twelve months ended June 30, 2005, we took delivery of seven B717 aircraft and 12 B737 aircraft. As a result our capacity, as measured by ASMs, increased 28.8 percent. Our traffic as measured by RPMs, increased 30.9 percent resulting in a 1.2 percentage point increase in passenger load factor to 73.2.

Our average yield per RPM decreased by 1.7 percent to 11.99 cents per RPM. The reduction in yield resulted from a 6.8 percent increase in our average passenger trip length to 682 miles, offset by a 5.0 percent increase in our average fare to $81.85. This decline in yield, when combined with a 1.2 percentage point increase in passenger load factor, resulted in a 0.1 percent decrease in passenger unit revenues, or passenger RASM, to 8.78 cents per ASM.

Operating Expenses

Our operating expenses for the six months ended June 30, 2005 increased $180.8 million (38.1 percent) on ASM growth of 28.8 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated period:

	Six months ended June 30,				Percent change
	2005		2004
Salaries, wages and benefits	2.17	¢	2.27	¢	(4.4)
Aircraft fuel	2.65		1.87		41.7
Aircraft rent	1.26		1.27		(0.8)
Maintenance, materials and repairs	0.67		0.65		3.1
Distribution	0.45		0.45		—
Landing fees and other rents	0.53		0.53		—
Aircraft insurance and security services	0.15		0.20		(25.0)
Marketing and advertising	0.24		0.25		(4.0)
Depreciation	0.12		0.11		9.1
Other operating	0.72		0.76		(5.3)

Total CASM	8.96	¢	8.36	¢	7.2

Aircraft fuel increased $87.2 million (82.0 percent) primarily due to escalating fuel prices and the expanded level of our flight operations generated by the growth of our aircraft fleet that in turn, increased our consumption of aircraft fuel. Our fuel price per gallon increased 46.6 percent from $1.09 during the six months ended June 30, 2004 to $1.59, including taxes, during the six months ended June 30, 2005. The level of our flight operations, as measured by block hours flown, increased 22.1 percent while our fuel consumption decreased 1.7 percent to 663 gallons per block hour. We currently operate an aircraft fleet consisting entirely of fuel-efficient B737 and B717 aircraft. Aircraft fuel represented 29.5 percent and 22.4 percent of our operating expenses for the six months ended June 30, 2005 and 2004, respectively. Based on our 2005 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $9.4 million, including the effects of our fixed-price fuel contracts and fuel cap contracts. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

Aircraft insurance and security services increased $0.1 million (0.7 percent). The addition of nineteen new Boeing aircraft to our fleet during the period increased our total insured hull value and related insurance premiums. On a cost per available seat mile basis, aircraft insurance and security services decreased 25.0 percent due to a reduction in hull and liability insurance rates for our 2005 fleet coverage.

Depreciation increased $2.6 million (42.6 percent) primarily due to the purchase of two B737 aircraft during 2004 and one B737 aircraft purchase in 2005 and purchases of spare aircraft parts for the new B737 fleet.

Other operating increased $9.6 million (22.2 percent) primarily from added passenger-related costs associated with the higher level of operations, increase in training costs for the new B737 aircraft and contractual costs related to the opening of new destinations and routes. On a cost per available seat mile, other operating expenses decreased 5.3 percent due to an increase in capacity as measured by ASMs of 28.8 percent over increased expenses of 22.2 percent.

Nonoperating (Income) Expense

Other (income) expense, net decreased by $2.7 million (35.6 percent). Higher invested cash balances along with higher interest rates increased interest income by $2.8 million.

Income Tax Expense

Our effective income tax rate decreased from 38.0 percent for the six months ended June 30, 2004 to 36.1 percent for the six months ended June 30, 2005. The change in the effective tax rate reflects the effect of items that are expensed for book purposes but that are not deductible for tax purposes (permanent differences) and the decline in pre-tax operating income year over year. Our permanent differences will cause the effective tax rate to be below the statutory rate in annual periods where we experience pre-tax losses and above the statutory rate in annual periods where we experience pre-tax income.

We recorded an income tax expense of $1.9 million for the six month periods ended June 30, 2005, compared to $12.8 million for the six month periods ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds is cash provided by operations. Our primary uses of cash are for working capital (including labor and fuel costs), capital expenditures and general corporate purposes, which may include the acquisitions of other airlines and their assets, whether in connection with bankruptcy proceeding or otherwise in other investments in strategic alliances, code-share agreements or other business arrangements.

As of June 30, 2005, our total cash, including cash and cash equivalents, restricted cash and short-term investments totaled $376.8 million compared to $387.3 million at June 30, 2004. Short-term investments represent auction rate securities with reset periods less than 12 months.

Operating activities for the second quarter of 2005 generated $62.9 million of cash compared to $69.6 million for 2004. The decrease was primarily due to higher net income in 2004 offset by an increase in passenger bookings for future travel. Passengers pay in advance for travel and we record these remittances as air traffic liability. The expenses of operating our airline to provide the transportation purchased by our customers represent the majority of our operating cash outflows.

Investing activities used $202.9 million in cash during the second quarter of 2005 compared to $278.3 million in 2004. Investing activities for both periods include purchases and sales of auction rate securities that provide higher interest rate returns. Additionally cash is used for purchase deposits paid for new aircraft and the purchase of spare parts and equipment provisioning for the B717 and B737 aircraft fleets.

Financing activities generated $14.4 million of cash in the second quarter of 2005 compared to a generation of $2.3 million of cash in the second quarter of 2004. During 2005 we generated cash from obtaining debt financing on purchase deposits of $19.6 million.

As of June 30, 2005, Airways had firm commitments with an aircraft manufacturer to purchase four B717 aircraft and 44 B737 aircraft with an estimated cost of approximately $1.3 billion. Additionally, Airways has options and purchase rights to acquire an additional 42 B737 aircraft. During 2005, we exercised options for the purchase of four B737 aircraft to be delivered in 2006 and 2007. Additionally during the second quarter of 2005, Airways took delivery of one B737 aircraft financed through debt.

The four remaining B717 aircraft are to be financed through an affiliate of the aircraft manufacturer. Pursuant to Airways’ arrangement with an aircraft leasing company, Airways entered into individual operating leases for 22 of the B737 aircraft of which six were delivered in 2004 and five were delivered during the six months of 2005. Additionally we have entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines to be delivered between 2005 and 2010. Airways’ has obtained debt financing commitments for four B737 aircraft to be delivered during 2005. Airways has obtained financing commitments from an affiliate of the aircraft manufacturer for up to 80% of the purchase price of 16 of the B737 aircraft should Airways be unable to secure financing from the financial markets on acceptable terms.

As of June 30, 2005, Airways was scheduled to take delivery of a total of 9 aircraft during the remainder of 2005. Of the total aircraft Airways was scheduled to take delivery of two B717 aircraft each of which are to be leased through an affiliate of the aircraft manufacturer and seven B737 aircraft with four such aircraft to be leased through individual operating leases and three B737 aircraft financed through debt. There can be no assurance that sufficient financing will be available for all B737 aircraft and other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if industry consolidation does not occur, we may make efforts to slow our growth through various market methods, including the subleasing of our aircraft.

The following table details our firm orders and options for aircraft acquisitions, as of June 30, 2005.

	B737 Deliveries		B717 Deliveries
	Firm	Options	Firm	Options
2005	7	—	2	—
2006	19	—	2	—
2007	14	3	—	—
2008	4	14	—	—

Total*	44	17	4	—

*	We have purchase rights to acquire up to 25 B737 aircraft in addition to the totals shown above.

Debt Agreements

As of June 30, 2004 we had a $15 million credit agreement with a lender. The agreement allowed us to obtain letters of credit and enter into hedge agreements with the bank. The agreement contained certain covenant requirements including liquidity tests. We were in compliance with these covenants. At June 30, 2004, we had $12.0 million in letters of credit drawn against the previous credit agreement.

During April 2005, we signed a new credit agreement with our lender. The new credit agreement includes a revolving line of credit for up to $25 million and additionally allows us to obtain letters of credit for up to $15 million and enter into hedge agreements with the bank. Advances on the revolving line of credit will bear interest at a base rate plus a margin spread of 1.5 percent per annum. The agreement contains certain covenant requirements including liquidity tests. We are in compliance with all applicable covenants. Available borrowings under the revolving line were $25 million as of the effective date of such agreement. At June 30, 2005, we had $11.0 million in letters of credit drawn against the credit agreement.

During May 2005, we closed on a $19.6 million financing arrangement for pre-delivery aircraft deposits. This agreement will fund up to 65 percent of our pre-delivery deposits on six B737 aircraft through February 2006. Advances on the financing arrangement will bear interest at the London Interbank Offering rate (LIBOR) plus 2.35 percent.

In June 2005 and pursuant to an existing loan facility to acquire three B737 aircraft, Airways financed the acquisition of the second B737 subject to such loan facility. In conjunction with the financing of that B737 aircraft, Airways issued equipment notes for an aggregate amount of $28.5 million, which mature on June 17, 2017. The note bears interest (and the additional note to be entered into will bear interest) at a floating rate equal to the six-month US Dollar LIBOR rate in effect at the commencement of each semi-annual period plus 1.5% and is payable June 17 and December 17. The note is (and the additional note to be entered into will be) secured by a first mortgage on the purchased aircraft. Airways will pay a commitment fee equal to 0.65% per annum of the undrawn portion of the loan amount.

In July 2005 and pursuant to an existing loan facility to acquire three B737 aircraft, Airways financed the acquisition of the second B737 subject to such loan facility. In conjunction with the financing of that B737 aircraft, Airways issued equipment notes for an aggregate amount of $29.0 million, which mature on July 22, 2017. The note bears interest (and the additional note to be entered into will bear interest) at a floating rate equal to the six-month US Dollar LIBOR rate in effect at the commencement of each semi-annual period plus 1.5% and is payable June 17 and December 17. The note is (and the additional note to be entered into will be) secured by a first mortgage on the purchased aircraft. Airways will pay a commitment fee equal to 0.25% per annum of the undrawn portion of the loan amount.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. The effective date of SFAS 123R is January 1, 2006 for public calendar year end companies.

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

SFAS 123R will be effective for us beginning January 1, 2006 (as extended by the SEC on April 4, 2005), SFAS 123R offers alternative methods of adoption. At the present time, we have not yet determined which alternative method we will use. Depending on the method we adopt to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, other than those discussed below.

Aviation Fuel

Our efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of advance fuel purchase agreements that include fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts are agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby limiting our exposure to increases in the price of aviation fuel. As of June 30, 2005, utilizing fixed-price fuel contracts and fuel cap contracts we agreed to purchase approximately 49 percent, 18 percent, and 12 percent of our fuel needs through the end of December 2005, 2006, and 2007, respectively at a price no higher than $1.66, $1.62, and $1.58, respectively per gallon of aviation fuel including delivery to our operations hub in Atlanta and other locations for 2005. During the third quarter 2005, we entered into additional fixed-price fuel contracts and fuel contracts. These new contracts increased our total future fuel commitments to approximately 55 percent, 23 percent and 16 percent of our fuel needs in 2005, 2006 and 2007, respectively, at prices not higher than $1.72, $1.62 and $1.58, respectively, per gallon of aviation fuel. Aircraft fuel is a significant expenditure because our operations are inherently dependent on the use of petroleum products.

Aircraft fuel represented approximately 31.2 percent and 22.5 percent of total operating expenses for the three months ended June 30, 2005 and 2004, respectively, and 29.5 percent and 22.4 percent of total operating expenses for the six months ended June 30, 2005 and 2004, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information that we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures conducted by our management as of June 30, 2005, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process, and disclose information we are required to disclose in the reports we file with the SEC within the required time periods.

There has been no change in our internal control over financial reporting during the three months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 17, 2005. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
G. Peter D’Aloia	81,058,177	1,184,744
Jere A. Drummond	81,059,738	1,183,183
John F. Fiedler	80,651,403	1,591,518
William J. Usery, Jr.	80,996,867	1,246,054

As indicated in the table above, G. Peter D’Aloia, Jere A. Drummond, John F. Fiedler and William J. Usery, Jr. were elected as Class II Directors for terms expiring at the 2008 annual meeting of stockholders. The terms of the following Class I Directors will continue until the annual meeting in 2006: Don L. Chapman, Lewis H. Jordan and Joseph B. Leonard. The terms of the following Class III Directors will continue until the annual meeting in 2007: J. Veronica Biggins and Robert L. Fornaro.

Also at the annual meeting, stockholders were asked to vote for amendments to the 2002 Long-Term Incentive Plan. The purpose of the vote was to add an additional 2,500,000 shares to the 2002 Long-Term Incentive Plan and to make certain other amendments thereto as described in the Company’s proxy statement filed with the S.E.C. on April 11, 2005. At the annual meeting, the amendments to the 2002 Long-Term Incentive Plan were approved, with 48,088,480 shares voting for, 5,687,295 voting against, and 1,055,912 abstaining. There were also 27,411,234 broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	10.1 -	The Association of Flight Attendants-CWA, AFL-CIO, Flight Attendant Labor Contract (1)

	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer

	31.2 -	Rule 13(a)-14 Certification of Chief Financial Officer

	32.1 -	CEO certification pursuant to 18 U.S.C. Section 1350

	32.2 -	CFO certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s report on Form 8-K filed with the SEC on May 26, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: August 9, 2005	/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President, Finance,
Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX
Exhibit No.	Description
10.1 -	The Association of Flight Attendants-CWA, AFL-CIO, Flight Attendant Labor Contract (1)

31.1 -	CEO certification pursuant to Rule 13(a)-14

31.2 -	CFO certification pursuant to Rule 13(a)-14

32.1 -	CEO certification pursuant to 18 U.S.C. Section 1350

32.2 -	CFO certification pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s report on Form 8-K filed with the SEC on May 26, 2005