Form 10-Q
period 2005-09-30
AIRTRAN HOLDINGS INC
filed 2005-11-09
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-15991

AirTran Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	58-2189551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

9955 AirTran Boulevard, Orlando, Florida	32827
(Address of principal executive offices)	(Zip Code)

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $0.001 par value - approximately 87,817,000 shares, as of November 7, 2005.

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating Revenues:
Passenger	$360,351	$236,108	$1,003,192	$735,555
Cargo	850	—	2,546	—
Other	13,443	9,532	34,936	26,495

Total operating revenues	374,644	245,640	1,040,674	762,050

Operating Expenses:
Salaries, wages and benefits	82,566	70,037	241,006	199,191
Aircraft fuel	127,809	64,562	321,512	171,016
Aircraft rent	48,887	38,560	141,258	110,595
Maintenance, materials and repairs	25,643	17,049	74,616	54,274
Distribution	17,439	11,922	50,625	37,271
Landing fees and other rents	22,761	16,183	61,487	46,257
Aircraft insurance and security services	5,658	5,515	16,869	16,647
Marketing and advertising	8,588	7,186	26,234	21,421
Depreciation	5,190	3,662	14,010	9,849
Other operating	28,864	22,956	81,723	66,227

Total operating expenses	373,405	257,632	1,029,340	732,748

Operating Income (Loss)	1,239	(11,992)	11,334	29,302

Other (Income) Expense:
Interest income	(3,034)	(1,176)	(7,953)	(3,314)
Interest expense	5,895	4,646	15,698	14,370

Other expense, net	2,861	3,470	7,745	11,056

Income (Loss) Before Income Taxes	(1,622)	(15,462)	3,589	18,246
Income tax expense (benefit)	(1,394)	(5,693)	487	7,116

Net Income (Loss)	$(228)	$(9,769)	$3,102	$11,130

Earnings (Loss) per Common Share
Basic	$0.00	$(0.11)	$0.04	$0.13
Diluted	$0.00	$(0.11)	$0.03	$0.12

Weighted-average Shares Outstanding
Basic	87,376	85,597	87,035	84,940
Diluted	87,376	85,597	89,646	89,380

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$172,576	$307,493
Restricted cash	20,139	7,854
Short-term investments	189,300	26,975
Accounts receivable, less allowance of $593 and $627 at September 30, 2005 and December 31, 2004, respectively	32,020	19,376
Inventories, less allowance for obsolescence of $1,205 and $987 at September 30, 2005 and December 31, 2004, respectively	31,509	28,311
Deferred income taxes - current	7,442	7,442
Prepaid expenses and other current assets	19,826	14,613

Total current assets	472,812	412,064

Property and Equipment:
Flight equipment	409,981	294,966
Less: Accumulated depreciation	(40,583)	(34,036)

	369,398	260,930
Purchase deposits for flight equipment	114,635	69,833
Other property and equipment	86,970	82,854
Less: Accumulated depreciation	(36,087)	(29,682)

	50,883	53,172

Total property and equipment	534,916	383,935

Other Assets:
Intangibles resulting from business acquisition	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	8,051	7,607
Deferred income taxes - noncurrent	16,221	16,708
Other assets	75,273	55,500

Total other assets	129,462	109,732

Total assets	$1,137,190	$905,731

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,160	$20,988
Accrued liabilities	98,093	85,047
Air traffic liability	140,044	87,571
Current portion of capital lease obligations	671	886
Current portion of long-term debt	48,594	12,950

Total current liabilities	321,562	207,442

Long-term capital lease obligation, less current portion	14,158	14,559
Long-term debt, less current portion	392,143	285,575

Other liabilities	65,106	64,119

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	88	87
Additional paid-in-capital	367,974	361,063
Unearned compensation	(4,453)	(4,624)
Accumulated deficit	(19,388)	(22,490)

Total stockholders’ equity	344,221	334,036

Total liabilities and stockholders’ equity	$1,137,190	$905,731

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income	$3,102	$11,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,201	10,948
Amortization of deferred gains from sale/leaseback of aircraft	(3,289)	(3,289)
Provisions for uncollectible accounts	349	460
Deferred income taxes	487	—
Other	4,449	951
Changes in current operating assets and liabilities:
Restricted cash	(12,285)	1,399
Accounts receivable	(12,993)	(3,169)
Fuel	(723)	(12,187)
Aircraft rent	(10,584)	(5,047)
Spare parts, materials and supplies	(2,694)	(1,524)
Other assets	(14,711)	(5,758)
Accounts payable, accrued and other liabilities	29,785	23,040
Air traffic liability	52,472	23,992

Net cash provided by operating activities	48,566	40,946

Investing activities:
Purchases of property and equipment	(26,062)	(24,413)
Aircraft purchase deposit (payments) refunds	(52,797)	(19,245)
Purchases of available-for-sale securities	(694,375)	(1,110,200)
Sales of available-for-sale securities	532,050	843,225

Net cash used for investing activities	(241,184)	(310,633)

Financing activities:
Issuance of long-term debt	71,515	—
Debt issuance costs	(2,210)	(978)
Payments of long-term debt	(16,418)	(3,869)
Proceeds from sale of common stock, net of expenses	4,814	7,407

Net cash provided by financing activities	57,701	2,560

Net decrease in cash and cash equivalents	(134,917)	(267,127)
Cash and cash equivalents at beginning of period	307,493	338,707

Cash and cash equivalents at end of period	$172,576	$71,580

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment under debt	$86,500	$57,500
Acquisition of equipment under capital lease	$—	$15,513

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

Business:

Airways offers scheduled airline services to more than 45 cities across the United States, primarily in short-haul markets principally in the eastern U.S..

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel tends to be seasonal with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States.

Reclassification:

Certain 2004 amounts have been reclassified to conform with our current presentation. In the Condensed Consolidated Balance Sheet as of December 31, 2004, we began classifying holdings in auction rate notes as “Short-term investments.” Such holdings were previously classified as “Cash and cash equivalents.” Accordingly, in the accompanying Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2004, changes in the amounts of “Short-term investments,” which were previously classified as “Cash and cash equivalents” are classified as cash flows from investing activities.

Stock-Based Employee Compensation:

We have stock-based compensation plans covering officers, directors and key employees. We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is not recognized for employee stock option grants unless the exercise price is less than the fair value of our common stock on the grant date. Approximately 632,000 shares of common stock were issued pursuant to stock option exercises during the first nine months of 2005.

The following table illustrates the effect on net income (loss) and earnings (loss) per common share if we had applied the fair value based method to measure stock-based employee compensation, as required under the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income (loss), as reported	$(228)	$(9,769)	$3,102	$11,130
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	484	108	1,506	250
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(2,040)	(862)	(3,804)	(2,749)

Pro forma net income (loss)	$(1,784)	$(10,523)	$804	$8,631

EARNINGS (LOSS) PER SHARE:
Basic, as reported	$0.00	$(0.11)	$0.04	$0.13
Basic, pro forma	$(0.02)	$(0.12)	$0.01	$0.10

Diluted, as reported	$0.00	$(0.11)	$0.03	$0.12
Diluted, pro forma	$(0.02)	$(0.12)	$0.01	$0.10

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options is amortized to expense, primarily over the vesting period.

On September 13, 2005, the Company accelerated the vesting of unvested stock options awarded more than one year ago to employees and officers under its stock option plans. The affected options had exercise prices greater than the current market price of the stock ($10.68 per share) on the date of acceleration. Options to purchase approximately 352,000 additional shares became exercisable as a result of the vesting acceleration. Typically, stock options granted at AirTran vest equally over a three year period. Of the accelerated options, approximately 201,000 are held by the Company’s pilots with the remainder held by the Company’s officers and management employees. No options held by the Company’s Chairman and CEO were accelerated. The purpose of accelerating the vesting of these options was to allow the Company to avoid compensation expense in fiscal 2006 and 2007 associated with unvested options upon adoption of SFAS No. 123R, Share-Based Payment, in January 2006. The charge to the statement of operations, which would otherwise have been recorded in accordance with the provisions of SFAS No. 123R, is estimated to be approximately $1 million, net of tax, of which approximately $0.8 million, net of tax, would have been recognized in fiscal 2006. The pro forma compensation expense for the three and nine months ended September 30, 2005, disclosed in the table above, includes approximately $1.2 million, net of tax, from the acceleration of the vesting of all unvested stock options with an exercise price greater than $10.68 as of September 13, 2005.

Stock awards have been granted to our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests. During the first nine months of 2005, we granted approximately 262,000 stock awards and recorded deferred compensation related to such awards of approximately $2.1 million. Approximately $2.3 million of deferred compensation was amortized as compensation expense during the first nine months of 2005. Approximately 210,000 shares of common stock were issued during the first nine months of 2005 relating to these stock awards.

Comprehensive Income:

Comprehensive income (loss) was $(0.2) million and $(9.7) million for the three months ended September 30, 2005 and 2004, respectively, and $3.1 million and $11.3 million for the nine months ended September 30, 2005 and 2004, respectively.

Recently Issued Accounting Standards:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. The effective date of SFAS 123R is January 1, 2006 for public calendar year end companies.

SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in payments granted after that date based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

We currently utilize a standard option pricing model, Black-Scholes, to measure the fair value of the stock options granted to employees for disclosure purposes. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a lattice model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, as under the current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These amounts cannot be estimated because they depend on, among other things, when employees exercise stock options.

We currently expect to adopt SFAS 123R effective January 1, 2006 based on the current effective date announced by the SEC. We will use the modified prospective method to account for stock based compensation, however we have not yet fully determined the financial impact of adopting SFAS 123R under this method.

Note 2 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
NUMERATOR:
Net income (loss) available to common stockholders	$(228)	$(9,769)	$3,102	$11,130
Plus income effect of assumed conversion-interest on convertible debt	—	—	—	—

Income (loss) before assumed conversion, diluted	$(228)	$(9,769)	$3,102	$11,130

DENOMINATOR:
Weighted-average shares outstanding, basic	87,376	85,597	87,035	84,940
Effect of dilutive securities:
Stock options	—	—	2,090	3,810
Convertible debt	—	—	—	—
Stock warrants	—	—	521	630

Adjusted weighted-average shares outstanding, diluted	87,376	85,597	89,646	89,380

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.11)	$0.04	$0.13

Diluted	$0.00	$(0.11)	$0.03	$0.12

Excluded from the computation of the weighted –average shares outstanding, diluted for the three months ended September 30, 2005 and 2004, were 11.2 million shares issuable upon conversion of our convertible debt, 2.3 million shares related to stock options and 1.0 million shares issuable for detachable stock purchase warrants because the effect of including those shares would be antidilutive. Excluded from the computation of adjusted weighted-average shares outstanding, diluted for the nine months ended September 30, 2005 and 2004, were 11.2 million shares issuable upon conversion of our convertible debt because the effect of including these shares would have been anti-dilutive.

Note 3 - Fuel Risk Management

Our efforts to reduce our exposure to increases in the price and limitations on the availability of aviation fuel include the utilization of advance fuel purchase agreements that include fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts are agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby, limiting our exposure to increases in the price of aviation fuel. As of September 30, 2005, utilizing fixed-price fuel contracts and fuel cap contracts, we agreed to purchase approximately 67 percent, 25 percent, and 16 percent of our fuel needs for the years ending December 31, 2005, 2006, and 2007, respectively, at a weighted average price of $1.52, $1.68, and $1.63, respectively, per gallon of aviation fuel, including delivery to our operations hub in Atlanta and other locations for 2005, 2006, and 2007. During the fourth quarter of 2005, we entered into additional advance fuel purchase agreements. These new contracts changed our total future fuel commitments to approximately 67 percent, 25 percent and 16 percent of our fuel needs in the remainder of 2005, 2006 and 2007, respectively, at a weighted average price of $1.60, $1.80, and $1.77, respectively, per gallon of aviation fuel.

Note 4 - Commitments and Contingencies

Aircraft Purchase Commitments:

During the nine months ended September 30, 2005, Airways took delivery of four B717 and eight B737 aircraft, of which four B717 and five B737 were leased, under operating leases. The three additional B737 aircraft were purchased and financed through debt. Additionally Airways exercised options for an additional six B737 aircraft to be delivered in 2006 and 2007 and exercised purchase rights for fifteen B737 aircraft to be delivered in 2009.

As of September 30, 2005, Airways had on order four Boeing 717 aircraft and 59 Boeing 737 aircraft with an estimated cost of approximately $1.8 billion. Additionally, we have 15 options and 10 purchase rights for B737 aircraft as of September 30, 2005. The table below illustrates all aircraft scheduled for delivery through 2009, including the effect of the aforementioned transactions:

	B737 Deliveries			B717 Deliveries
	Firm	Options	Rights	Firm	Options
2005	4	—	—	2	—
2006	18	—	—	2	—
2007	18	1	—	—	—
2008	4	14	—	—	—
2009	15	—	—	—	—
2010	—	—	10	—	—

Total	59	15	10	4	—

The four remaining B717 aircraft to be acquired are to be leased, under operating leases, through an affiliate of the aircraft manufacturer. Of the 59 B737 aircraft on order as of September 30, 2005, Airways has secured lease financing on 11 of the aircraft through an arrangement with an aircraft leasing company and has secured debt financing for 13 B737 aircraft through arrangements with financial institutions. Airways has also obtained financing commitments from an affiliate of the aircraft manufacturer for up to 80% of the purchase price for 16 B737 aircraft should Airways be unable to secure financing from the financial markets on acceptable terms. Additionally, we have entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines to be delivered between the remainder of 2005 and 2010.

There can be no assurance that sufficient financing will be available for all B737 aircraft delivers or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if industry consolidation does not occur, we may make efforts to slow our growth through various market methods, including the subleasing of our aircraft.

General Indemnifications:

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amount is not determinable or estimable. These indemnities consist of the following:

Certain of Airways’ debt agreements related to certain aircraft-secured notes payable through 2017 contain language, whereby, we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by or any reduction in receivables due to such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88% over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

Airways’ aircraft lease transaction documents contain customary indemnities concerning withholding taxes in which we are responsible in some circumstances should withholding taxes be imposed for paying such amounts of additional rent, as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

In our aircraft financing agreements, we typically indemnify the financing parties, the trustee acting on their behalf and, other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation, and maintenance of the aircraft for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties except for their gross negligence or willful misconduct. We believe that we are covered by insurance (subject to deductibles) for most tort liabilities and related indemnities, as described above with respect to the aircraft we operate. Additionally, if there is a change in the law which results in the imposition of any reserve, capital adequacy, special deposit, or similar requirement which will increase the cost to the lender, we will pay the lender the additional amount necessary to compensate the lender for the actual cost increase.

We have various leases with respect to real property and various agreements among airlines relating to fuel consortia or fuel farms at airports in which we have agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property covered under the agreement, even if we are not the party responsible for the environmental damage. In the case of fuel consortia at the airports, these indemnities are generally joint and several among the airlines. We cannot quantify the maximum potential exposure under these indemnities and we do not currently have liability insurance that protects us against environmental damages.

Under certain contracts with third parties, we indemnify the third party against legal liability arising out of an action by a third party. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, we have liability insurance protecting us from obligations undertaken under these indemnities.

From time to time, we are engaged in other litigation arising in the ordinary course of our business. We do not believe that the resolution of any such current pending litigation will have a material adverse effect on our results of operations, cash flows or financial condition.

Note 5 - Debt

The components of our long-term debt, including capital lease obligations were (in thousands):

	September 30, 2005	December 31, 2004
Aircraft notes payable through 2017, 10.72% weighted-average interest rate	$113,906	$116,025
7.00% Convertible notes due 2023	125,000	125,000
Floating rate aircraft notes payable due 2016, weighted average interest rate 5.29%	140,037	57,500
Floating rate aircraft pre-delivery deposit financing payable through 2007, 5.17%	51,928	—
Floating rate aircraft pre-delivery deposit financing payable through 2006, 6.05%	9,866	—
Capital lease obligations	14,829	15,445

Total long-term debt	455,566	313,970
Less current maturities	(49,265)	(13,836)

	$406,301	$300,134

As of September 30, 2005, maturities of our long-term debt and capital lease obligations for the next five years and thereafter, in aggregate are (in thousands): 2005-$11,421; 2006-$70,619; 2007-$29,657; 2008-$16,764; 2009-$16,250; thereafter-$310,855.

Pursuant to an existing loan facility entered into in August, 2004, Airways financed the acquisition of three B737 aircraft subject to such loan facility and took delivery of the first such aircraft in August 2004, the second such aircraft in July 2005 and third such aircraft in August 2005. In conjunction with the financing of these B737 aircraft, Airways issued equipment notes as aircraft were delivered, for an aggregate amount of $87.0 million, which mature between August, 2016 and August, 2017. The notes bear interest at a floating rate equal to the six-month US Dollar London Interbank Offering rate (LIBOR) in effect at the commencement of each semi-annual period plus 1.5% and are payable semi-annually. The notes are secured by a first mortgage on the purchased aircraft.

Pursuant to an additional existing loan facility entered into in September, 2004, Airways financed the acquisition of three B737 subject to such loan facility and took delivery of the first such aircraft in September 2004 and the second such aircraft in June 2005. In conjunction with the financing of these B737 aircraft, Airways issued equipment notes as aircraft were delivered for an aggregate amount of $57.0 million, which mature between September, 2016 and June 2017. The notes bear interest (and the additional note to be entered into to finance an additional aircraft will bear interest) at a floating rate equal to the six-month US Dollar LIBOR in effect at the commencement of each semi-annual period plus 1.5% and are payable semi-annually. The notes are (and the additional note to be entered into to finance an additional aircraft will be) secured by a first mortgage on the purchased aircraft. Airways will pay a commitment fee equal to 0.65% per annum of the undrawn portion of the loan amount.

During May 2005, Airways closed on a $19.6 million financing arrangement for pre-delivery aircraft deposits. This agreement will fund up to 65 percent of Airways pre-delivery deposits on six B737 aircraft scheduled on delivery through February 2006. Advances on the financing arrangement will bear interest at LIBOR plus 2.35 percent.

On September 1, 2005, Airways entered into financing arrangements to facilitate the acquisition of certain of the B737 aircraft under firm commitments currently scheduled to be delivered in 2006 and 2007 (the “Aircraft”). The financing arrangements consist of two financing facilities entitling the Company to make drawings in an aggregate amount up to $354 million. The first of the financing facilities (the “PDP Facility”) is intended to fund the Airways’ obligations to make pre-delivery payments in respect of the Aircraft under its purchase agreement with an aircraft manufacturer. The PDP Facility is secured by certain of the Company’s rights and interest in and to such purchase agreement, but only to the extent related to the Aircraft. On September 1, 2005, Airways made an initial drawing under the PDP Facility of approximately $51.9 million, which is equivalent to pre-delivery payments previously made by Airways for Aircraft through such date. Airways is entitled to make and intends to make additional drawings under the PDP Facility in amounts sufficient to satisfy its pre-delivery payment obligations to an aircraft manufacturer in respect of the Aircraft. The second financing facility (the “Permanent Facility”) is intended to fund a portion of the purchase price of the Aircraft on their respective delivery dates, as well as to satisfy the Airways’ repayment obligations under the PDP Facility in respect of the Aircraft then being delivered to Airways. A loan made under the Permanent Facility will be secured by, among other things, the Aircraft to which such loan relates. A loan made under the Permanent Facility will mature on the twelfth anniversary of the delivery date of the Aircraft to which such loan relates.

Credit Agreements:

During April 2005, we signed a new credit agreement with our lender. The new credit agreement included a revolving line of credit for up to $25 million and, additionally, allowed us to obtain letters of credit for up to $15 million and enter into hedge agreements with the bank. Advances on the revolving line of credit beared interest at a base rate plus a margin spread of 1.5 percent per annum. In September 2005, as a result of obtaining additional financing, we terminated the credit agreement. As a result $11.1 million of our restricted cash on the accompanying condensed consolidated balance sheet relates to outstanding letters of credit, as of September 30, 2005.

Note 6 - Income Taxes

Our effective income tax rate was 85.9 percent and 13.6 percent for the three and nine months ended September 30, 2005 compared to 36.8 percent and 39.0 percent for the three and nine months ended September 30, 2004. Our tax expense for the three and nine months ended September 30, 2005 includes a one-time benefit of $1.7 million resulting from an adjustment to our deferred tax liabilities which were revalued in connection with a decrease in certain of our state tax rates and additional expense of approximately $1.0 million related to an increase in the valuation allowance related to certain of our state NOL’s. We anticipate our effective income tax rate to be between 35 percent and 37 percent for the year ended December 31, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section: (1) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the U.S. Securities and Exchange Commission; and (2) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, fuel and other commodity prices and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to manage fuel costs, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage and the results of litigation or investigations. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

GENERAL INFORMATION

During the third quarter 2005, the airline industry continued to face several challenges. Our financial performance was challenged by record-high fuel prices and excess capacity. While we saw increases in revenue performance over the quarter, it has been insufficient to cover the rising fuel costs. There also has been little consolidation of the industry, either through liquidation of airlines in bankruptcy or through mergers and to the extent that any consolidation is occurring, the impact of the consolidation has yet to be realized. Accordingly, overcapacity during the quarter resulted in a relatively weak airline industry revenue environment.

During the third quarter of 2005, as a result of Hurricanes Katrina and Rita, we saw disruptions of oil production along the US Gulf Coast. Disruptions in oil production in the future, regardless of the cause, could have a material adverse effect on our results of operations.

While the airline industry revenue environment has remained challenging, we noted an all-time record passenger count of 4.4 million passengers and a quarterly all-time load factor record of 76.3 percent. For the three months ended September 30, 2005, our passenger unit revenues or passenger revenue available seat miles (RASM) increased 16.4% to 9.23¢ from 7.93¢ for the comparable prior year period. Notwithstanding the high fuel costs, we succeeded in reducing our cost per available seat mile (CASM) when fuel was excluded. During the third quarter of both 2004 and 2005 our results of operations were impacted by Hurricanes, though the impact in 2004 was far more significant.

During the first nine months of 2005, we took delivery of four Boeing 717 (B717) aircraft and eight Boeing 737 (B737) aircraft. We expect to continue growing the airline by adding two additional B717 aircraft and four additional B737 aircraft through the remainder of 2005. The B737 aircraft are part of our plans announced in July 2003 to add up to 100 new Boeing 737-700/800 aircraft. We anticipate that deliveries related to the order will occur through 2010. As a result of a labor strike at Boeing, which has been recently resolved, the Company has experienced a delay in Boeing 737-700 aircraft deliveries. Our expectation is that the additional new aircraft we have on order will play an important role in our effort to continue providing our customers with a mix of low fares and excellent customer service while also improving our financial results by lowering our cost of doing business.

During the third quarter of 2005, we announced service to Detroit from Atlanta, Orlando and Sarasota/Bradenton commencing in November 2005 and early 2006. Additionally, we announced expanded service in a number of existing markets. Our domestic and international markets continue to reflect our three pronged growth strategy to increase frequencies in existing markets, add new segments between cities we already serve (connect the dots), and open new cities.

In October, we announced a new distribution agreement with Sabre including the Sabre Travel Network, Travelocity.com and Travelocity for Business, and Cendant, including Apollo, Galileo, Orbitz.com and Cheaptickets.com, that will reduce our cost of travel agent distribution, improve functionality and customer service as well as potentially open new revenue streams. We subsequently terminated agreements with Worldspan, a GDS, which will also impact our ability to do business with companies like Expedia.com.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States.

RESULTS OF OPERATIONS

The tables below set forth selected financial and operating data for the three and nine months ended September 30, 2005 and 2004 and has been derived from our condensed consolidated financial statements. This information should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this 10-Q:

	Three months ended September 30,				Percent change
	2005		2004
Revenue passengers	4,396,524		3,312,802		32.7
Revenue passenger miles (RPM) (000s)	2,980,552		2,087,355		42.8
Available seat miles (ASM) (000s)	3,905,905		2,979,243		31.1
Passenger load factor	76.3%		70.1%		6.2	pts.
Break-even load factor	76.7%		74.7%		2.0	pts.
Average fare	$81.96		$71.27		15.0
Average yield per RPM	12.09	¢	11.31	¢	6.9
Passenger revenue per ASM	9.23	¢	7.93	¢	16.4
Operating cost per ASM	9.56	¢	8.65	¢	10.5
Average stage length (miles)	650		608		6.9
Average cost of aircraft fuel per gallon, including fuel taxes	192.83	¢	123.19	¢	56.5
Average cost of aircraft fuel per gallon, excluding fuel taxes	170.45	¢	111.65	¢	52.7
Average daily utilization (hours:minutes)	10:48		10:36		2.8
Number of operating aircraft in fleet at end of period	99		82		20.7

	Nine months ended September 30,				Percent change
	2005		2004
Revenue passengers	12,250,016		9,717,696		26.1
Revenue passenger miles (RPM) (000s)	8,339,845		6,180,938		34.9
Available seat miles (ASM) (000s)	11,224,686		8,662,896		29.6
Passenger load factor	74.3%		71.3%		3.0	pts.
Break-even load factor	74.0%		69.6%		4.4	pts.
Average fare	$81.89		$75.69		8.2
Average yield per RPM	12.03	¢	11.90	¢	1.1
Passenger revenue per ASM	8.94	¢	8.49	¢	5.3
Operating cost per ASM	9.17	¢	8.46	¢	8.4
Average stage length (miles)	651		620		5.0
Average cost of aircraft fuel per gallon, including fuel taxes	171.24	¢	113.81	¢	50.5
Average cost of aircraft fuel per gallon, excluding fuel taxes	150.80	¢	102.84	¢	46.6
Average daily utilization (hours:minutes)	11:00		10:54		0.9
Number of operating aircraft in fleet at end of period	99		82		20.7

For the three months ended September 30, 2005 and 2004

Summary

We recorded operating income of $1.2 million, net loss of $0.2 million and diluted loss per common share of $0.00 for the three months ended September 30, 2005. For the comparative period in 2004, we recorded an operating loss of $12.0 million, net loss of $9.8 million, and diluted loss per common share of $0.11.

Operating Revenues

Our operating revenues for the three months ended September 30, 2005 increased $129.0 million (52.5 percent), primarily due to a 52.6 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 42.8 percent increase in traffic, as measured by revenue passenger miles (RPMs), and an increase in the average fares of 15.0 percent to $81.96.

During the twelve months ended September 30, 2005, we took delivery of 11 B737 aircraft and six B717 aircraft. As a result our capacity, as measured by available seat miles (ASMs), increased 31.1 percent. Our traffic, as measured by RPMs, increased 42.8 percent, resulting in a 6.2 percentage point increase in passenger load factor to 76.3 percent. Our average yield per RPM increased 6.9 percent to 12.09 cents per RPM. The increase in yield resulted from a 6.9 percent increase in our average passenger trip length to 650 miles combined with a 15.0 percent increase in our average fare to $81.96. This increase in yield, when combined with our 6.2 percentage point increase in passenger load factor, resulted in a 16.4 percent increase in passenger unit revenues or passenger revenue available seat miles (RASM) to 9.23 cents per ASM. During the third quarter of both 2004 and 2005 our revenue was impacted by hurricanes, though the impact in 2004 was far more significant and does contribute to the increased unit revenue performance in 2005.

Operating Expenses

Our operating expenses for the three months ended September 30, 2005 increased $115.8 million (44.9 percent) on ASM growth of 31.1 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated period:

	Three months ended September 30,				Percent change
	2005		2004
Salaries, wages and benefits	2.11	¢	2.35	¢	(10.2)
Aircraft fuel	3.27		2.17		50.7
Aircraft rent	1.25		1.30		(3.8)
Maintenance, materials and repairs	0.66		0.57		15.8
Distribution	0.45		0.40		12.5
Landing fees and other rents	0.58		0.54		7.4
Aircraft insurance and security services	0.15		0.19		(21.1)
Marketing and advertising	0.22		0.24		(8.3)
Depreciation	0.13		0.12		8.3
Other operating	0.74		0.77		(3.9)

Total CASM	9.56	¢	8.65	¢	10.5

Salaries, wages and benefits increased $12.5 million (17.9 percent), primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 and B737 aircraft fleet, and new destinations added to our route system, as well as, our contractual wage increases and higher costs associated with our employee benefit programs offset by increases in productivity. However, on a cost per ASM basis, these costs decreased 10.2 percent to 2.11 cents primarily due to gains in productivity driven by the increased number of aircraft and increased daily utilization. We employed approximately 6,300 employees (full-time equivalents), as of September 30, 2005, representing a 12.4 percent increase over the comparative period in 2004.

Aircraft fuel increased $63.2 million (98.0 percent) or 50.7% on an ASM basis, primarily due to escalating fuel prices and the expanded level of our flight operations generated by the growth of our aircraft fleet that, in turn, increased our consumption of aircraft fuel. Our fuel price per gallon, including all fees and taxes, increased 56.5 percent from $1.23 during the third quarter 2004 to $1.93 for the third quarter 2005. The level of our flight operations, as measured by block hours flown, increased 25.3 percent while our fuel consumption per block hour increased 0.9 percent to 686 gallons due to additional aircraft added during the year and additional cities served. We currently operate an aircraft fleet consisting entirely of fuel-efficient B717 and B737 aircraft. In a continued effort to reduce our fuel costs, we have begun adding winglets to our B737 aircraft as they are delivered. These enhancements extend the aircraft range and reduce fuel costs. Aircraft fuel represented 34.2 percent and 25.1 percent of our operating expenses for the three months ended September 30, 2005 and 2004, respectively. Based on our 2005 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $1.0 million, including the effects of our fixed-price fuel contracts and fuel cap contracts. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

Maintenance, materials and repairs increased $8.6 million (50.4 percent), or 15.8% on an ASM basis. On a block hour basis, maintenance costs increased 19.9 percent to $265 per block hour due to an increase in rotable repair expense resulting from the expiration of warranties on the B717 aircraft and an increase in airframe checks. Rotable components are components which, when they fail or reach the end of their recommended service cycle, may be removed and a replacement component installed. The removed component may be repaired and, subject to service life criteria, may be re-used. As the original manufacturer warrantees expire on our B717 and B737 aircraft, the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Under our maintenance agreements, we pay monthly charges based on either the number of flight hours flown or the number of landings.

Distribution costs increased $5.5 million (46.3 percent), or 12.5% on an ASM basis, primarily due to an overall growth of passenger revenues derived from travel agency sales. Although total distribution costs have increased these costs, as a percentage of passenger revenues, have decreased as more passengers have shifted their bookings directly onto our website. We recognize significant cost savings when our sales are booked directly through our website, as opposed to more traditional methods such as travel agents.

Landing fees and other rents increased $6.6 million (40.6 percent), or 7.4% on an ASM basis primarily due to growth of additional flights operated, increase in landing fee rates, and leasing of facilities at new destinations that were added to our route network during 2005.

Aircraft insurance and security services increased $0.1 million (2.6 percent). The addition of seventeen new Boeing aircraft to our fleet for the twelve-month period ending September 30, 2005 increased our total insured hull value and related insurance premiums. On a cost per available seat mile basis, aircraft insurance and security services decreased 21.1 percent due to a reduction in hull and liability insurance rates for our 2005 fleet coverage.

Marketing and advertising increased $1.4 million (19.5 percent), primarily due to promotional efforts associated with the development of our new destinations opened during 2005 and efforts to stimulate demand in all the markets that we serve. On an ASM basis marketing and advertising decreased 8.3% due to less costly online advertising and reduced spending for new city development.

Depreciation increased $1.5 million (41.7 percent), or 8.3% on an ASM basis, primarily due to the addition of three B737 aircraft for the twelve-month period ending September 30, 2005 as well as, the purchase of spare aircraft parts for the new B737 fleet.

Nonoperating (Income) Expense

Other (income) expense, net decreased by $0.6 million (17.6 percent). Increases in rates earned on cash and higher investment balances increased interest income by $1.9 million. Interest expense increased by $1.2 million, primarily due to the issuance of new debt during the twelve months ended September 30, 2005.

Income Tax Expense

Our effective income tax rate was 85.9 percent for the three months ended September 30, 2005 compared to 36.8 percent for the three months ended September 30, 2004. Our tax expense for the three months ended September 30, 2005 includes a one-time benefit of $1.7 million resulting from an adjustment to our deferred tax liabilities which were revalued in connection with a decrease in certain of our state tax rates and additional expense of approximately $1.0 million related to an increase in the valuation allowance related to certain of our state NOL’s. We anticipate our effective income tax rate to be between 35 percent and 37 percent for the year ended December 31, 2005.

For the nine months ended September 30, 2005 and 2004

Summary

We recorded operating income of $11.3 million, net income of $3.1 million and diluted earnings per common share of $0.03 for the nine months ended September 30, 2005. For the comparative period in 2004, we recorded operating income of $29.3 million, net income of $11.1 million, and diluted earnings per common share of $0.12.

Operating Revenues

Our operating revenues for the nine months ended September 30, 2005 increased $278.6 million (36.6 percent), primarily due to a 36.4 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 34.9 percent increase in traffic, as measured by revenue passenger miles (RPMs), and an increase in the average fares of 8.2 percent to $81.89.

During the twelve months ended September 30, 2005, we took delivery of six B717 aircraft and 11 B737 aircraft. As a result our capacity, as measured by available seat miles (ASMs), increased 29.6 percent. Our traffic, as measured by RPMs, increased 34.9 percent, resulting in a 3.0 percentage point increase in passenger load factor to 74.3 percent.

Our average yield per RPM increased 1.1 percent to 12.03 cents per RPM. The increase in yield resulted from a 7.1 percent increase in our average passenger trip length to 681 miles combined with a 8.2 percent increase in our average fare to $81.89. This increase in yield, when combined with our 3.0 percentage point increase in passenger load factor, resulted in a 5.3 percent increase in passenger unit revenues or passenger revenue available seat miles (RASM) to 8.94 cents per ASM.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2005 increased $296.6 million (40.5 percent) on ASM growth of 29.6 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated period:

	Nine months ended September 30,				Percent change
	2005		2004
Salaries, wages and benefits	2.15	¢	2.29	¢	(6.1)
Aircraft fuel	2.86		1.98		44.4
Aircraft rent	1.26		1.28		(1.6)
Maintenance, materials and repairs	0.66		0.63		4.8
Distribution	0.45		0.43		4.7
Landing fees and other rents	0.55		0.53		3.8
Aircraft insurance and security services	0.15		0.19		(21.1)
Marketing and advertising	0.23		0.25		(8.0)
Depreciation	0.13		0.11		18.2
Other operating	0.73		0.77		(5.2)

Total CASM	9.17	¢	8.46	¢	8.4

Salaries, wages and benefits increased $41.8 million (21.0 percent), primarily due to the addition of flight crews and ground support personnel hired to operate and support the growth of our B717 and B737 aircraft fleet, and new destinations added to our route system, as well as, our contractual wage increases and higher costs associated with our employee benefit programs offset by increases in productivity. However on a cost per ASM basis, these costs decreased 6.1 percent to 2.15 cents due to gains in productivity driven by the increased number of aircraft and increased daily utilization. We employed approximately 6,300 employees (full-time equivalents), as of September 30, 2005, representing a 12.4 percent increase over the comparative period in 2004.

Aircraft fuel increased $150.5 million (88.0 percent), or 44.4% on an ASM basis, primarily due to escalating fuel prices and the expanded level of our flight operations generated by the growth of our aircraft fleet that, in turn, increased our consumption of aircraft fuel. Our fuel price per gallon, including all fees and taxes, increased 50.5 percent from $1.14 during the nine months ended September 30, 2004 to $1.71 for nine months ended September 30, 2005. The level of our flight operations, as measured by block hours flown, increased 23.2 percent while our fuel consumption per block hour increased 1.4 percent to 671 gallons. We currently operate an aircraft fleet consisting entirely of fuel-efficient B717 and B737 aircraft. In a continued effort to reduce our fuel costs, we have begun adding winglets to our B737 aircraft as they are delivered. These enhancements extend the aircraft range and reduce fuel costs. Aircraft fuel represented 31.2 percent and 23.3 percent of our operating expenses for the nine months ended September 30, 2005 and 2004, respectively. Based on our 2005 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $1.0 million, including the effects of our fixed-price fuel contracts and fuel cap contracts. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

Aircraft insurance and security services increased $0.2 million (1.3 percent). The addition of seventeen new Boeing aircraft to our fleet for the twelve-month period ending September 30, 2005 increased our total insured hull value and related insurance premiums. On a cost per available seat mile basis, aircraft insurance and security services decreased 21.1 percent due to a reduction in hull and liability insurance rates for our 2005 fleet coverage.

Marketing and advertising increased $4.8 million (22.5 percent), primarily due to promotional efforts associated with the development of our new destinations opened during 2005 and efforts to stimulate demand in all the markets that we serve. On an ASM basis marketing and advertising decreased 8.0% due to less costly online advertising and reduced spending for new city development.

Depreciation increased $4.2 million (42.2 percent), or 18.2% on an ASM basis, primarily due to the addition of three B737 for the twelve-month period ending September 30, 2005 as well as, the purchase of spare aircraft parts for the new B737 fleet.

Other operating increased $15.5 million (23.4 percent), primarily due to additional passenger-related costs associated with the higher level of operations, increases in training costs for the new B737 aircraft, and increases in contractual costs related to the opening of new destinations and routes. On a cost per available seat mile basis, other operating expenses decreased 5.2 percent due to an increase in capacity, as measured by ASMs, of 29.6 percent.

Nonoperating (Income) Expense

Other (income) expense, net decreased by $3.3 million (29.9 percent). Increases in rates earned on cash and higher investment balances increased interest income by $4.6 million. Interest expense increased by $1.3 million, primarily due to the issuance of new debt during the twelve months ended September 30, 2005.

Income Tax Expense

Our effective income tax rate was 13.6 percent for the nine months ended September 30, 2005 compared to 39.0 percent for the nine months ended September 30, 2004. Our tax expense for the nine months ended September 30, 2005 includes a one-time benefit of $1.7 million resulting from an adjustment to our deferred tax liabilities which were revalued in connection with a decrease in certain of our state tax rates and additional expense of approximately $1.0 million related to an increase in the valuation allowance related to certain of our state NOL’s. We anticipate our effective income tax rate to be between 35 percent and 37 percent for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds is cash provided by operations and cash provided by financing activities. Our primary uses of cash are for working capital (including labor and fuel costs), capital expenditures and general corporate purposes, which may include the acquisitions of other airlines and their assets, whether in connection with bankruptcy proceedings or otherwise in strategic alliances, code-share agreements, or other business arrangements.

Our total cash, including cash and cash equivalents, and short-term investments totaled $361.9 million and $338.6 million at September 30, 2005, and 2004, respectively. Short-term investments represent auction rate securities with reset periods less than 12 months.

Operating activities for the nine months ended September 30, 2005 generated $48.6 million of cash compared to $40.9 million for the comparable period in 2004. The increase was primarily due to an increase in passenger bookings for future travel. Passengers pay in advance for travel and we record these remittances as air traffic liability. The expenses to provide transportation purchased by our customers represent the majority of our operating cash outflows. This was offset by lower net income during 2005 and an increase in restricted cash during 2005 for our outstanding letters of credit.

Investing activities for the nine months ended September 30, 2005 used $241.2 million in cash compared to $310.6 million in 2004. Investing activities for both periods include purchases and sales of auction rate securities that provide higher interest rate returns. Additionally, cash is used for purchase deposits used to pay for new aircraft and for purchase of spare parts and equipment provisioning with the B717 and B737 aircraft fleets.

Financing activities for the nine months ended September 30, 2005 generated $57.7 million of cash compared to $2.6 million for the comparable period in 2004. During 2005, we generated cash from obtaining debt financing on aircraft pre-delivery deposits of $71.5 million, which was offset by repayments of debt of $16.4 million.

During the nine months ended September 30, 2005, Airways took delivery of four B717 and eight B737 aircraft, of which four B717 and five B737 were leased, under operating leases. The three additional B737 aircraft were purchased and financed through debt. Additionally Airways exercised options for an additional six B737 aircraft to be delivered in 2006 and 2007 and exercised purchase rights for fifteen B737 aircraft to be delivered in 2009.

As of September 30, 2005, Airways had on order four Boeing 717 aircraft and 59 Boeing 737 aircraft with an estimated cost of approximately $1.8 billion. Additionally, we have 15 options and 10 purchase rights for B737 aircraft as of September 30, 2005. The table below illustrates all aircraft scheduled for delivery through 2009, including the effect of the aforementioned transactions:

	B737 Deliveries			B717 Deliveries
	Firm	Options	Rights	Firm	Options
2005	4	—	—	2	—
2006	18	—	—	2	—
2007	18	1	—	—	—
2008	4	14	—	—	—
2009	15	—	—	—	—
2010	—	—	10	—	—

Total	59	15	10	4	—

The four remaining B717 aircraft to be acquired are to be leased, under operating leases, through an affiliate of the aircraft manufacturer. Of the 59 B737 aircraft on order as of September 30, 2005, Airways has secured lease financing on 11 of the aircraft through an arrangement with an aircraft leasing company and has secured debt financing for 13 B737 aircraft through arrangements with financial institutions. Airways also has also obtained financing commitments from an affiliate of the aircraft manufacturer for up to 80% of the purchase price for 16 B737 aircraft should Airways be unable to secure financing from the financial markets on acceptable terms. Additionally, we have entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines to be delivered between the remainder of 2005 and 2010.

There can be no assurance that sufficient financing will be available for all B737 aircraft delivers or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if industry consolidation does not occur, we may make efforts to slow our growth through various market methods, including the subleasing of our aircraft.

Pursuant to an existing loan facility entered into in August, 2004, Airways financed the acquisition of three B737 aircraft subject to such loan facility and took delivery of the first such aircraft in August 2004, the second such aircraft in July 2005 and third such aircraft in August 2005. In conjunction with the financing of these B737 aircraft, Airways issued equipment notes as aircraft were delivered, for an aggregate amount of $87.0 million, which mature between August, 2016 and August, 2017. The notes bear interest at a floating rate equal to the six-month US Dollar London Interbank Offering rate (LIBOR) in effect at the commencement of each semi-annual period plus 1.5% and are payable semi-annually. The notes are secured by a first mortgage on the purchased aircraft.

Pursuant to an additional existing loan facility entered into in September, 2004, Airways financed the acquisition of three B737 subject to such loan facility and took delivery of the first such aircraft in September 2004 and the second such aircraft in June 2005. In conjunction with the financing of these B737 aircraft, Airways issued equipment notes as aircraft were delivered for an aggregate amount of $57.0 million, which mature between September, 2016 and June 2017. The notes bear interest (and the additional note to be entered into to finance an additional aircraft will bear interest) at a floating rate equal to the six-month US Dollar LIBOR in effect at the commencement of each semi-annual period plus 1.5% and are payable semi-annually. The notes are (and the additional note to be entered into to finance an additional aircraft will be) secured by a first mortgage on the purchased aircraft. Airways will pay a commitment fee equal to 0.65% per annum of the undrawn portion of the loan amount.

During May 2005, Airways closed on a $19.6 million financing arrangement for pre-delivery aircraft deposits. This agreement will fund up to 65 percent of Airways pre-delivery deposits on six B737 aircraft scheduled on delivery through February 2006. Advances on the financing arrangement will bear interest at LIBOR plus 2.35 percent.

On September 1, 2005, Airways entered into financing arrangements to facilitate the acquisition of certain of the B737 aircraft under firm commitments currently scheduled to be delivered in 2006 and 2007 (the “Aircraft”). The financing arrangements consist of two financing facilities entitling the Company to make drawings in an aggregate amount up to $354 million. The first of the financing facilities (the “PDP Facility”) is intended to fund the Airways’ obligations to make pre-delivery payments in respect of the Aircraft under its purchase agreement with an aircraft manufacturer. The PDP Facility is secured by certain of the Company’s rights and interest in and to such purchase agreement, but only to the extent related to the Aircraft. On September 1, 2005, Airways made an initial drawing under the PDP Facility of approximately $51.9 million, which is equivalent to pre-delivery payments previously made by Airways for Aircraft through such date. Airways is entitled to make and intends to make additional drawings under the PDP Facility in amounts sufficient to satisfy its pre-delivery payment obligations to an aircraft manufacturer in respect of the Aircraft. The second financing facility (the “Permanent Facility”) is intended to fund a portion of the purchase price of the Aircraft on their respective delivery dates, as well as to satisfy the Airways’ repayment obligations under the PDP Facility in respect of the Aircraft then being delivered to Airways. A loan made under the Permanent Facility will be secured by, among other things, the Aircraft to which such loan relates. A loan made under the Permanent Facility will mature on the twelfth anniversary of the delivery date of the Aircraft to which such loan relates.

Credit Agreements:

During April 2005, we signed a new credit agreement with our lender. The new credit agreement included a revolving line of credit for up to $25 million and, additionally, allowed us to obtain letters of credit for up to $15 million and enter into hedge agreements with the bank. Advances on the revolving line of credit beared interest at a base rate plus a margin spread of 1.5 percent per annum. In September 2005, as a result of obtaining additional financing, we terminated the credit agreement. As a result $11.1 million of our restricted cash on the accompanying condensed consolidated balance sheet relates to outstanding letters of credit, as of September 30, 2005.

The Company has various options available to meet its capital and operating commitments including internally generated funds and various borrowing or leasing options. Additionally the Company has an outstanding shelf registration which it may utilize for aircraft financings or other purposes in the future.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 other than those discussed below.

Aircraft Fuel

Aircraft fuel is a significant expenditure because our operations are inherently dependent on the use of petroleum products. Aircraft fuel represented approximately 34.2 percent and 25.1 percent of total operating expenses for the three months ended September 30, 2005, and 2004, respectively, and 31.2 percent and 23.3 percent of total operating expenses for the nine months ended September 30, 2005 and 2004, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

Our efforts to reduce our exposure to increases in the price and limitations on the availability of aviation fuel include the utilization of advance fuel purchase agreements that include fixed-price fuel contracts and fuel cap contracts. Fixed-price fuel contracts are agreements to purchase defined quantities of aviation fuel from a third party at defined prices. Fuel cap contracts are agreements to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, thereby, limiting our exposure to increases in the price of aviation fuel. As of

September 30, 2005, utilizing fixed-price fuel contracts and fuel cap contracts, we agreed to purchase approximately 67 percent, 25 percent, and 16 percent of our fuel needs for the years ending December 31, 2005, 2006, and 2007, respectively, at a weighted average price of $1.52, $1.68, and $1.63, respectively, per gallon of aviation fuel, including delivery to our operations hub in Atlanta and other locations for 2005, 2006, and 2007. During the fourth quarter of 2005, we entered into additional advance fuel purchase agreements. These new contracts changed our total future fuel commitments to approximately 67 percent, 25 percent and 16 percent of our fuel needs in the remainder of 2005, 2006 and 2007, respectively, at a weighted average price of $1.60, $1.80, and $1.77, respectively, per gallon of aviation fuel.

Based on our 2005 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $1.0 million, including the effects of our fixed-price fuel contracts and fuel cap contracts. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

Interest Rates

Our long-term debt obligations that bear variable rates of interest are subject to changes in market rates of interest. If interest rates average 10% higher for the remainder of 2005, our interest expense would increase by approximately $5.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information that we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures conducted by our management as of September 30, 2005, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process, summarize and disclose information we are required to disclose in the reports we file with the SEC within the required time periods. There has been no change in our internal control over financial reporting during the nine months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this report:

(a)

Exhibit No.		Description
10.24	-	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Branch (“RBS”), as Security Agent.*

10.25	-	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent.*

10.26	-	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent.*

31.1	-	Rule 13(a)-14 Certification of Chief Executive Officer

31.2	-	Rule 13(a)-14 Certification of Chief Financial Officer

32.1	-	CEO certification pursuant to 18 U.S.C. Section 1350

32.2	-	CFO certification pursuant to 18 U.S.C. Section 1350

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: November 9, 2005	/s/ STANLEY J. GADEK
Stanley J. Gadek
Senior Vice President, Finance,
Treasurer and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.24	-	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Branch (“RBS”), as Security Agent.*

10.25	-	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent.*

10.26	-	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent.*

31.1	-	CEO certification pursuant to Rule 13(a)-14

31.2	-	CFO certification pursuant to Rule 13(a)-14

32.1	-	CEO certification pursuant to 18 U.S.C. Section 1350

32.2	-	CFO certification pursuant to 18 U.S.C. Section 1350

*	Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.