Form 10-K
period 2005-12-31
AIRTRAN HOLDINGS INC
filed 2006-03-09
CIK 948846

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-15991

AIRTRAN HOLDINGS, INC

(Exact name of registrant as specified in its charter)

Nevada	58-2189551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9955 AirTran Boulevard

Orlando, Florida 32827

(Address, including zip code, of registrant’s principal executive offices)

(407) 318-5600

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $805,000,000 (based on the last reported sale price on the New York Stock Exchange on that date). The number of shares outstanding of the registrant’s common stock as of March 1, 2006 was 89,385,940 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting of stockholders to be held on May 24, 2006 and to be filed with the Commission, are incorporated by reference into this Report on Form 10-K.

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

You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of this report under “Risk Factors”. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

PART I

ITEM 1. BUSINESS

The Company

All of the operations of AirTran Holdings, Inc. (the Company, we, us, or AirTran) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (Airways). Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of March 1, 2006, we operated 85 Boeing 717-200 (B717) and 23 Boeing 737-700 (B737) aircraft operating approximately 600 scheduled flights per day to 47 locations in United States as well as Freeport, Bahamas.

We are one of only a few domestic airlines to report profitable operations for the year ended December 31, 2005. We have created what we believe to be a successful business model by targeting value oriented business and leisure travelers with high quality service at affordable fares. Our service is designed not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 16.6 million revenue passengers who flew AirTran during 2005, a 26.3 percent increase from the 13.2 million revenue passengers we served in the prior year. We achieved these results with a cost structure that ranks among the lowest in the airline industry.

In 2005, we undertook a number of key initiatives to strengthen our competitive position, including expanded distribution agreements, improvements to our website, including our online ticketing software, improvements in our self-service ticketing and check-in kiosks, and the installation of XM Satellite Radio on our fleet. With the addition of new B737 aircraft, Airways operates one of the youngest fleets in the aviation industry today.

We were the launch customer for the B717, which was designed specifically for efficient short-haul service. We believe the B717 will continue to enhance our overall image while also improving our operating performance. In July 2003, we announced our plans to add up to 100 new Boeing 737-700/800 (B737) aircraft to our fleet, the first of which was delivered in June 2004. The B737 aircraft provides us with a larger aircraft, increased range and lower unit operating costs.

Our principal executive offices are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and our telephone number is (407) 251-5600. Our official website address is www.airtran.com. Our audit committee charter, code of conduct and ethics, and filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are accessible free of charge at www.airtran.com. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer and all other executive officers will be disclosed on our website. During 2005, we posted in a timely manner all Exchange Act reports required to be filed during the period.

The reference to our website does not constitute incorporation by reference of any information contained at that site.

Seasonality

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the northeastern and western United States. Advertising and promotional expenses may be greater in lower traffic periods, as well as when entering a new market, as we seek to stimulate demand and promote the AirTran Airways brand.

Business Strategy

Quality Low Fare Service. We established our competitive position by providing affordable fares that appeal to price conscious travelers. We have grown our business through innovative product offerings designed to enhance the entire airline travel experience of our customers while maintaining affordable fares. The AirTran experience features:

•	competitive fares offered in an easy to understand fare structure

•	user-friendly automated services for reservations, ticketing and check-in through our

•	award winning website, airtran.com

•	Bye-Pass™ airport self-service kiosks

•	customer friendly services, including

•	a highly affordable business class

•	advance seat assignments

•	special amenities, including XM Satellite Radio, which we introduced to the air travel industry and now deploy across our entire fleet

•	some of the industry’s fastest growing customer loyalty programs, including our

•	signature A-Plus Rewards™ program

•	A2B™ corporate travel program

Through the AirTran experience, we have created an air travel product with broad appeal which generates a growing number of repeat customers.

We believe our comparatively low-cost structure will enable us to continue our existing successful strategies, expand our network, provide us with opportunities to further enhance the AirTran experience in innovative ways and stimulate increased demand for air travel from existing and new customers.

New and Modern Fleet. Our entire fleet is comprised of B717 and B737 aircraft. We had a combined total of 108 such aircraft as of March 1, 2006, giving us an average fleet age among the lowest in the industry at approximately three years.

As part of a comprehensive plan to replace, upgrade and expand our fleet of aircraft, we took delivery of our first B717 in September 1999 and as of March 1, 2006, our fleet included 85 B717 aircraft. We believe the B717 remains ideally suited for the short-haul, high-frequency service that we primarily operate and provides operating efficiencies which support our low cost structure. In January 2005, the manufacturer of the B717 announced the discontinuation of the production of the aircraft in 2006.

In July 2003, we announced an aircraft order of up to 100 new Boeing 737-700/800 aircraft. We took delivery of the first of such new B737-700 aircraft in June 2004 and, as of March 1, 2006, our fleet included 23 B737 aircraft. In addition to the 23 B737 aircraft, we hold firm orders for 53 B737 aircraft and options and purchase rights for 24 aircraft to be delivered through 2010. We believe the B737 is an ideal complement to our B717 aircraft, offering us a larger aircraft, increased range and even lower unit operating costs. The B737 allows us to extend our network to selected cities in the western United States and offers us the ability to expand our international operations to locations in Canada, Mexico, Central America and the Caribbean should we chose to do so. We believe the B737 will continue to enhance the AirTran brand while offering improvements in our operating performance.

Growing Atlanta Hub and Expanding Network System. As the second largest carrier at Hartsfield –Jackson Atlanta International Airport, the world’s busiest airport, we have a strong presence in Atlanta. The city’s large population base represents one of the largest travel markets in the United States and its geographic position provides a strong hub from which we continue to expand our route network. In 2005, we increased service to a number of existing locations and added four new cities, Richmond, Virginia; Indianapolis, Indiana; Charlotte, North Carolina; and Detroit, Michigan. In January 2006, we announced new service to White Plains, New York and Seattle, Washington, which will commence later in 2006.

We believe that there are a number of markets in the United States that are underserved or overpriced by major airlines that present opportunities for expanding our quality low fare service. As a result, we intend to grow our network by increasing the number of flights in markets we currently serve, by adding new routes between cities already in our system and service to new cities as opportunities arise. Expansion of our network allows us to build upon our existing infrastructure, which should reduce unit costs and improve productivity and aircraft utilization.

Diversification of Route Network. Since 2000, we have expanded the scope of our route structure to include coast to coast flying and have increased our number of flights both from our Atlanta hub as well as other airports. We have diversified our route structure by increasing the amount of non-Atlanta departures from approximately 10 percent of our daily departures as of December 31, 2001 to approximately 32 percent of daily operations in March 2006 (see table below). For example, our expansion at Baltimore/Washington International Airport enabled us to initiate many new non-stop routes. In the future, we may selectively add new “point-to-point” routes between cities other than Atlanta that we currently serve, as well as create additional “focus” cities similar to our operations at Baltimore/Washington and Orlando.

Airport	Daily Operations*	Nonstop Markets Served	% of System Operations*
Atlanta (ATL)	438	47	68%
Orlando (MCO)	86	20	13%
Baltimore-Washington (BWI)	72	12	11%
Boston (BOS)	54	6	8%
Chicago (MDW)	50	7	8%
Philadelphia (PHL)	42	7	6%
Tampa (TPA)	38	8	6%
Fort Lauderdale (FLL)	32	9	5%
Indianapolis (IND)	24	8	5%
Dallas/Fort Worth (DFW)	22	4	3%

*	Operations is defined as a take-off and landing at each city; percentage of system operations will be greater than 100%

Increase Sales Through Our Website. We utilize the Internet as an integral portion of our marketing strategy utilizing our website. Sales booked directly on airtran.com represent our most cost-effective form of distribution. In addition to being user-friendly and simple, our website is designed to sell tickets efficiently. We continue to add functionality to airtran.com that allows customers to easily book and manage their travel including a new fare matrix and the ability to retrieve and change future flight reservations. In the fall of 2005, we unveiled a new and updated website and plan additional enhancements to be announced in 2006. The airtran.com website is an important distribution channel, producing 58% of our sales at the end of 2005, up from 52% at the end of 2004.

Competitive Strengths

Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry in terms of cost per available seat mile, providing a competitive advantage against higher cost carriers. Our low operating costs are made possible through a company-wide focus on cost controls with emphasis on lower labor costs, lower distribution cost and, higher productivity. In addition, we realize operating efficiencies from the operation of only two aircraft types from a single manufacturer as well as enhanced efficiencies from the introduction of new modern B737 aircraft to our fleet.

Attractive Atlanta Hub and Route Network. We operate 22 gates from a single concourse under long-term leases at Hartsfield-Jackson Atlanta International Airport, the world’s busiest airport, and have use agreements for four additional gates on an adjacent concourse with potential for expansion. With our 2005 expansion to Charlotte, Detroit, Indianapolis and Richmond we now offer low fare quality service to 48 destinations from Atlanta, including many of the largest travel markets within the United States.

Diversified Traffic Base. We serve both the leisure and business traveler and continue to see strong demand for business travel. As our overall base grew by more than 23 percent in 2005, business travelers accounted for approximately 40 percent of our total revenue in 2005. Over the past four years, we have also diversified our network increasing operations in key business markets like Baltimore/Washington International Airport (BWI), Chicago-Midway (MDW) and Dallas-Ft. Worth (DFW), as well as adding a number of new direct routes from Florida. As a percentage of total operations, Atlanta represents approximately 68 percent of our network, down from approximately 90 percent at the end of 2001. This market diversification provides a number of marketing and cost synergies and adds stability to our revenues by protecting against risks that may impact individual segments of our business.

Flexibility. We have consistently demonstrated our ability to adjust to changes in the economy, market conditions and a competitive industry environment. We responded rapidly to the effects on our business from the September 11, 2001 terrorist attacks (the September 11 Events) by reducing capacity approximately 20 percent. Working with our labor groups, we quickly reached agreement on a variety of temporary cost reduction measures, including both pay and work rule changes, which reduced our costs consistent with capacity. By retaining our workforce we were able to quickly respond to market opportunities and expand service to a number of new markets including Florida to points throughout our network. The ability to move quickly to meet the changing market was demonstrated with our 2001 expansion into BWI and more recently with our announcement of expanded service to/from Chicago-Midway and Indianapolis.

Innovative Marketing. Our marketing efforts target both business and leisure travelers. We have developed a number of unique and innovative programs designed to stimulate demand for travel, create customer loyalty, highlight our unique product attributes, like affordable Business Class, and target both business and leisure travelers. Our popular leisure programs include Net Escapes Internet specials and the X-fares student program. Our A2B Corporate Program and Event Savers Meeting & Convention program effectively attract business customers.

A-Plus Rewards. In 2003, we automated our popular frequent traveler program, A-Plus Rewards, making it accessible online. The A-Plus Rewards program offers a number of ways to earn free travel including the use of the AirTran Visa card, Hertz car rentals and bonus earnings for business class travel. We believe this program creates strong brand loyalty and provides opportunities for incremental revenue through credit sales and partnerships. As of January 2006, we had registered more than 3.1 million members, an increase of one million members versus the prior year.

Competition

The airline industry is highly competitive. Airlines compete on the basis of markets served, price, schedule (frequency and flight times), quality of service, amenities, frequent flyer programs and other services. We compete with other airlines primarily on the basis of price, which is made possible by our low cost structure relative to other airlines and by focusing on selected markets across the United States. We may face greater competition from existing or new carriers in the future that could negatively impact our financial and operating results.

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

We believe that our competitive strengths are our low cost structure, friendly service, competitive fares and strong route network anchored by our hub at Hartsfield-Jackson Atlanta International Airport. Our growing brand and our presence in Baltimore/Washington, Chicago and a number of Florida markets augments operations from our Atlanta hub and provides us with a strong and defensible route system.

Fares, Route System and Scheduling

The majority of markets we currently serve are located in the eastern United States. These markets are attractive due to the concentration of major population centers within relatively short distances from Atlanta, Baltimore/Washington and Florida, the historically high airfares charged by our competitors in these markets and the significant number of both current and potential business and leisure customers.

As of March 2006, we serve or have announced service to 50 cities from Atlanta, 21 from Orlando, and 12 from Baltimore/Washington. Our schedules are designed to provide convenient service and connections for our business and leisure travelers and to facilitate connections for our passengers traveling through our hubs and focus cities. Our network strength in Atlanta provides a strong base of local and connecting traffic as we expand the hub and increase the range and scope of the markets we serve.

We offer an easy to understand fare structure with a variety of fares at differing advance purchase intervals of fourteen days, seven days, three days as well as “walk-up” fares. We manage the availability of seats at each fare level by day of week and by flight to maximize revenue. All of our fares are one-way and most are nonrefundable but can be changed prior to departure with a service charge. Our fares never require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fare offerings are in direct contrast to prevalent pricing policies in the industry which typically feature many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with Delta Air Lines, United Airlines, US Airways, Frontier Airlines, Midwest Airlines, Icelandair, Aer Lingus and British Airways, which we believe can increase our revenue opportunities and assist us with accommodating passengers during irregular operations.

In the future, we may add new markets to our existing routes and/or additional service between cities that are already served by us. If necessary, we may exit unprofitable routes. Our selection of markets depends on a number of factors existing at the time we consider service. In our city selection process, we evaluate the market demographics, the potential for service diversification, the ability to stimulate air travel and various competitive factors. Consequently, there can be no assurance that we will continue to provide service to all of the markets we currently serve.

Distribution, Marketing and e-Commerce

Our marketing efforts are focused on price-sensitive business travelers and leisure travelers who are vital to our success as we seek to position our product and stimulate new customer demand. These are the market segments in which consumers seek value and which we believe offer the greatest opportunity for growing our revenue base.

The primary objectives of our marketing activities are to develop an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate regularly and frequently with existing and potential customers through the use of advertisements in newspapers, radio, television, billboards, direct mail, e-mail, movie theatres and the Internet, as well as public relations efforts. These communications typical feature our destinations, quality of product such as business class, XM radio, our all new Boeing aircraft, assigned seating, everyday affordable fares, special sales promotions and customarily encourage the use of our airtran.com website.

Customers may book flights with us through our website, other Internet websites, travel agencies booking via global distribution systems (GDS) and our own reservation call centers. The Internet is our primary distribution channel, and during 2005, it represented more than 70 percent of our total bookings. Our Internet sales reflect both bookings made directly through airtran.com, as well as sales transacted through third-party websites such as Travelocity.com and Orbitz.com. Traditional travel agencies represented approximately 12 percent of our bookings while our reservation call centers generated the remainder of our bookings.

Our award-winning website is a recognized leader in the field of airline e-commerce. During 2005, we enhanced the functionality to allow passengers booking reservations at airtran.com to make changes and reissue tickets online. Passengers can select their seat, check-in and print their own boarding passes, purchase trip insurance, and book hotel accommodations and car rentals with Hertz.com. As we continue to enhance our website, we expect this channel to represent a greater percentage of our distribution mix. We have also introduced our Bye-Pass self-service kiosks. Bye-pass facilitates check-ins at the airport for our customers and provides them with an additional opportunity to purchase business class upgrades. Over half of our customers now check-in using airtran.com or Bye-Pass self-service kiosks.

We offer our customers an affordable business class product. The business class cabin is configured with 2 by 2 oversized seats with more leg and seat room than the typical coach cabin. Our business class is currently available for $35-$75 over the full coach fare on a confirmed basis and for certain other fares on a walk-up, standby basis. Members of our A2B Corporate program receive complimentary business class upgrades when purchasing certain fares.

In contrast to other low-cost airlines, we offer our customers the ability to select seats in advance. Full fare passengers, A-Plus Reward Elite members and members of our A2B Corporate travel program, many of whom tend to purchase tickets at the last minute, are allowed to reserve seats at the time of purchase. All other customers may reserve seats at the time they check-in, either at the airport or online at airtran.com.

We also offer our automated frequent flier program known as “A-Plus Rewards.” Our customers may earn either free roundtrip travel or business class upgrades on AirTran Airways, or under certain circumstances, free travel on other airlines. A-Plus Rewards credits can also be earned for purchases made with an AirTran Airways A-Plus Visa card, when renting from Hertz, and in conjunction with marketing promotions that we may run form time to time.

We also offer AirTran Airways Vacations, an online travel planning product in partnership with Travelocity. This arrangement provides airtran.com customers with a full range of vacation packages including Airways’ flights, Hertz rental cars and access to more than 40,000 hotels, including specially negotiated rates at over 7,000 properties.

We perform all of our marketing, promotional and media relations in-house And utilize an outside firm for advertising and public relations.

Computer Reservations

We are a participant in the major travel agency GDSs, including Amadeus, Galileo, SABRE, and WorldSpan. These systems provide flight schedules and pricing information and allow travel agents to electronically process a flight reservation without contacting our reservations facility. We pay booking fees for the use of the GDS systems.

For direct reservations, either through our call centers or airtran.com, we provide our customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport this information is used for customer check-in either at the ticket counter or by use of the self-service kiosks, which helps to alleviate long lines and improve customer service.

Employees

As of December 31, 2005, we employed approximately 6,900 employees representing approximately 6,700 full-time equivalents.

Both initial and recurrent training is provided for all employee groups. The average training period for new employees is approximately one to eight weeks depending on classification. Both pilot training and mechanic training are provided by in-house training instructors.

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

We have employee groups that are represented by labor unions and are covered by collective bargaining agreements. The Railway Labor Act governs our relations with these labor organizations. The agreement with our dispatchers, who are represented by the Transport Workers Union (TWU), was ratified in October 2004 and becomes amendable in January 2009. Our agreement with our pilots, who are represented by the National Pilots Association (NPA), was ratified in August 2001 and became amendable in 2005. The agreement is currently in mediation under the auspices of the National Mediation Board.

We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters (IBT). Our agreement with our maintenance technicians and inspectors was ratified in October 2005 and becomes amendable in October 2009. The agreement with our technical training instructors was ratified in March 2001 and becomes amendable in March 2006. The agreement with our stores clerks was ratified in June 2001 and becomes amendable in June 2006. Our agreement with our ground service equipment employees was effective October 2001 and becomes amendable in October 2006.

We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants (AFA). Our agreement with the flight attendants was ratified in June 2005 and becomes amendable in December 2008.

We also have many employees who are not represented by labor unions. Our customer service, ramp and reservations agents are not represented by labor unions and recently rejected, for the third time, unionization by a substantial margin in December 2005. We are unable to predict whether any of our non-union employee groups will elect to be represented by a labor union or become covered by a collective bargaining agreement. The election of a bargaining representative could result in employee compensation and/or working condition demands that may impact operating performance and expenses.

Fuel

Aircraft fuel is a significant expenditure and accounted for 32.9 percent, 24.6 percent and 21.5 percent of our 2005, 2004 and 2003 operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We utilize fuel purchase contracts consisting of both fixed-price and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party using pricing mechanisms that are designed to minimize our exposure to fuel price fluctuations.

Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. Due to competitive pressures, the airline industry has frequently been unable to pass on such fuel price increases through higher fares. There can be no assurance that any such fare increases will completely offset higher fuel costs or not adversely impact our competitive position. Despite the significant impact of fuel costs on our operating results, we have been able to achieve improvements in our operating margins through the addition of new, fuel-efficient B717 and B737 aircraft which consume significantly less fuel than the aircraft that have been replaced. In September 2005, we began installing winglets on a number of our B737’s which will further improve their fuel efficiency. While we believe the fuel efficiency of our fleet offers us a competitive advantage over many of our competitors who operate less fuel-efficient aircraft, increases in fuel costs which are not offset by our fuel purchase arrangements or fare increases may be expected to have an adverse effect on our future operating margins.

Maintenance, Repairs and Training

As of March 1, 2006, our operating fleet consisted of 85 B717’s and 23 B737’s having a weighted-average age of approximately three years. In June 2004, we took delivery of our first new B737 aircraft. Our B737 airframes and engines will be under warranty for a minimum of three years from the date of delivery. We also believe the long-term estimated cost of maintenance to fly our aircraft will be within industry norms. We will be required to comply with new FAA regulations or Airworthiness Directives that may be promulgated in the future. There can be no assurance that our maintenance expenses (including costs to comply with aging aircraft requirements) will fall within industry norms.

Aircraft airframe maintenance and repair consists of routine and non-routine daily maintenance and heavy maintenance checks. Routine and non-routine daily maintenance is performed in Atlanta, Orlando, Baltimore, Fort Lauderdale, Dallas and Tampa by our employees and by contractors at the other cities we serve. Heavy maintenance is performed by outside maintenance contractors. Maintenance repair costs for major components on our B717 aircraft fleet, including engines and auxiliary power units (APUs) are covered under maintenance agreements with FAA approved contractors and are expensed as incurred. As aircraft age, the manufacturer’s warranty period ends. During 2004, the warranty period for certain of the B717 aircraft ended, and all engine warranties expired at December 31, 2003. We expect maintenance costs will increase as aircraft come out of warranty and as more scheduled maintenance becomes due.

Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. The FAA recently awarded us with the Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA’s highest maintenance award. This marks the tenth consecutive year we have received this award for exceeding the required levels of safety training for our maintenance technicians.

Insurance

We carry customary levels of passenger liability insurance, aircraft insurance for aircraft loss or damage, war-risk insurance and other business insurance. We believe our insurance coverage in these areas is adequate. We are exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service but also significant potential claims of injured passengers and others. We currently maintain liability insurance in amounts and of the type which we believe are consistent with industry practice. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by our insurance could have a material adverse effect on us.

Following the terrorist attacks, commercial aviation insurers significantly increased the premiums and reduced the amount of war-risk coverage available to commercial carriers. The federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permitted such coverage to be extended by the government through December 31, 2003. The Emergency Wartime Supplemental Appropriations Act (see Note 2 to the Consolidated Financial Statements) extended the government’s mandate to provide war-risk insurance until December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance until August 31, 2005 at the discretion of the Secretary of Transportation. During 2005, the coverage was extended in six month increments. Currently we have received certification of coverage through August 31, 2006.

Airport Operations

Ground handling services typically are of two types: under-wing only and complete ground handling. Under-wing ground handling services include, but are not limited to, marshaling the aircraft into and out of the gate, baggage and mail loading and unloading, lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact and under-wing services combined.

We conduct complete ground handling services in 37 airports, including Atlanta. At other airports, the operations not conducted by our employees are contracted to other air carriers, ground handling companies or fixed base operators. We have employees at each of these cities to oversee our operations.

Government Regulations

The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares. Deregulation has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Nevertheless, the airline industry remains highly regulated in other aspects, as more fully described below.

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

Federal Aviation Taxes and Passenger Facility Charges

In 1997, a law was enacted imposing new aviation ticket taxes as part of larger tax legislation designed to balance the nation’s budget and provide targeted tax relief as well as fund air traffic control, other FAA programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Currently, the federal excise tax on tickets is 7.5 percent of the base fare with a segment fee of $3.30 per passenger enplanement, up to $6.60 each way or $13.20 per round trip.

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, range from $3.00 to $4.50 per enplanement up to $18 per round trip.

Fuel Tax

We pay federal, state, and other taxes on fuel. We paid approximately $51.5 million, $25.5 million, and $20.2 million in fuel taxes during 2005, 2004 and 2003, respectively.

Additional Security and Safety Measures

In 1996 and 1997, the President’s Commission on Aviation Safety and Security issued recommendations and the U.S. Congress and the FAA adopted increased safety and security measures designed to increase airline passenger safety and security and protect against terrorist acts. Such measures have resulted in additional operating costs to the airline industry. Examples of increased safety and security measures include the introduction of a domestic passenger manifest requirement, increased passenger profiling, enhanced pre-board screening of passengers and carry-on baggage, positive bag match for profile selections, continuous physical bag search at checkpoints, additional airport security personnel, expanded criminal background checks for selected airport employees, significantly expanded use of bomb sniffing dogs, certification of screening companies, aggressive testing of existing security systems, expansion of aging aircraft inspections to include nonstructural components and development of a new systems approach for air carriers and the FAA to monitor and improve safety oversight and installation of new ground proximity warning systems on all commercial aircraft.

The Aviation and Transportation Security Act, or the Aviation Security Act, was enacted in November 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration, or the TSA, to oversee all aviation security and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is partially provided by a per enplanement ticket tax of up to $5.00 each way or $10.00 per round trip, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. The security tax is currently $2.50 per enplaned passenger each way and has been imposed since February 18, 2002, the date the TSA began taking responsibility for airport security. Pursuant to its authority, the TSA may revise the way it assesses this fee, which could result in increased costs for us. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

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

All international service is subject to the regulatory requirements of the appropriate authorities of the other country involved. We currently operate scheduled international service to Grand Bahamas Island. To the extent we seek to provide additional international air transportation in the future, we will be required to obtain necessary authority from the DOT and the applicable foreign government.

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

The Environmental Protection Agency (EPA) regulates operations including air carrier operations, which affect the quality of air in the United States. We believe the aircraft in our fleet meet all emission standards issued by the EPA.

ITEM 1A. RISK FACTORS

In addition to the risk factors set forth elsewhere in this annual report, including, without limitation, in Item’s 1, 7, 7a, and 9a, investors should carefully consider the following risk factors before making investment decisions regarding our securities.

Our business is dependent on the availability and price of aircraft fuel.

Aircraft fuel is a significant expenditure and accounted for 32.9 percent, 24.6 percent and 21.5 percent of our 2005, 2004 and 2003 operating expenses, respectively. Due to the effect of economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning the production, transportation or marketing of aircraft fuel, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. For 2006, if jet fuel increased $1 per barrel, our fuel expense, net of fuel contract arrangements, would increase approximately $5.3 million based on current and projected operations.

Our operations are largely dependant upon the availability of fuel in the Gulf Coast.

Our operations are largely concentrated in the Southeast United States with Atlanta being the highest volume fueling point in our system. In addition, over 70% of our fuel contracts are based on prices of jet fuel produced in the Gulf Coast area. Any disruption to the oil production or refinery in the Gulf Coast, as a result of weather or any other disaster could have a material adverse effect on our financial condition and results of operations not only in our East Coast routes but across our network due to disruptions in supply of jet fuel, dramatic escalations in the costs of jet fuel, and/or the failure of fuel providers to perform under our fixed-price fuel purchase agreements, among other potential effects.

Increased labor cost, employee strikes and other labor-related disruptions may adversely affect our results of operations.

Labor costs constitute a significant percentage of our total operating costs. A substantial portion of our workforce is represented by labor unions and covered by collective bargaining agreements. Our agreement with our dispatchers, who are represented by the Transport Workers Union (“TWU”), was ratified in October 2004 and becomes amendable in January 2009. Our agreement with our pilots, who are represented by the National Pilots Association (“NPA”), was ratified in August 2001 and became amendable April 2005. The agreement is currently in mediation under the auspices of the National Mediation Board. We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters (“IBT”). Our agreement with our maintenance technicians and inspectors was ratified in October 2005 and becomes amendable in October 2009. The agreement with our technical training instructors was ratified in March 2001 and becomes amendable in March 2006. The agreement with our stores clerks was ratified in June 2001 and becomes amendable in June 2006. Our agreement with our ground service equipment employees was ratified October 2001 and becomes amendable in October 2006. We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants (“AFA”). Our agreement with the flight attendants was ratified in June 2006 and becomes amendable in December 2008.

While we believe that our relations with labor are generally good, any strike or labor dispute with our unionized employees may adversely affect our ability to conduct business. The outcome of our collective bargaining negotiations cannot presently be determined. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.

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

Our ability to make scheduled payments of principal or interest for our financing obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond our control.

The amount of our debt could have important consequences to investors, including the following:

•	A substantial portion of our cash flow from operations must be dedicated to debt service and will not be available for operations; and

•	Our ability to obtain additional financing for aircraft purchases, capital expenditures, working capital or general corporate purposes could be limited.

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

Any internal technology error or failure, or large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our technology network. Any individual, sustained or repeated failure of our technology could impact our customer service and result in increased costs. Like all companies, our technology systems may be vulnerable to a variety of sources of interruption due to events beyond our control including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place and continue to invest in technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial consequences to our business.

Covenants in our debt instruments could limit how we conduct our business, which could affect our long-term growth potential.

Our debt instruments and financing agreements contain, or in the future may contain, covenants that, among other things, restrict our ability to:

•	Pay dividends and/or other distributions;

•	Enter into mergers, consolidations or other business combinations; and

•	Acquire new aircraft.

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

While we have been adding B737s to our fleet since June 2004, our fleet currently consists primarily of B717 aircraft. Although we derive certain benefits in terms of reduced maintenance, training and other costs as a result, a concentration of our fleet in primarily one aircraft type may expose us to certain risks in the event of, among other things, FAA action to ground that aircraft generally if actual or suspected defects were discovered in the future unique to that aircraft. Certain other carriers operating with more diversified fleets could be better able to withstand any such future event. In January 2005, the manufacturer of the B717 announced the discontinuance of the production of B717 aircraft in 2006. As a result, we expect to experience increased costs in later years in connection with parts acquisition and/or maintenance for such aircraft.

Our operating results may suffer because of competition in the low-fare airline markets we serve.

The airline industry in general and the low-fare sector in particular is highly competitive and is served by numerous companies. We may face greater competition in the future. Any increased competition could have a negative impact on our business and operating results.

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

Our business strategy has historically focused on adding flights to and from our Atlanta base of operations. We continue to expand the scope and growth of our route network to increase the amount of non-Atlanta flights; going from approximately 10 percent of our daily departures outside of Atlanta during 2000 to approximately 32 percent of our daily departures by year-end 2005. While we have reduced our dependence on Atlanta, a non-strategic, external reduction in our share of the Atlanta market or reduced passenger traffic to or from Atlanta could have a material adverse effect on our financial condition and results of operations. In addition, our dependence on a primary hub and on a route network operating largely on the East Coast makes us more susceptible to adverse weather conditions and other traffic delays along the East Coast than some of our competitors that may be better able to spread these traffic risks over larger route networks.

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

An accident involving one of our aircraft could involve not only repair or replacement of the damaged aircraft and its consequent temporary or permanent loss from service but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that our aircraft are less safe or reliable than other airlines, and that could have a negative effect on our business. The occurrence of one or more incidents or accidents involving our aircraft could have a material adverse effect on the public’s perception of us and our future operations.

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

Even if not directed at the airline industry, a future act of terrorism, the threat of such acts or escalation of United States military involvement overseas could have an adverse effect on the airline industry. In the event of a terrorist attack, the airline industry would likely experience significantly reduced demand. We cannot give assurance you that these actions, or consequences resulting from these actions, will not harm our business or the airline industry generally.

The airline industry has incurred significant losses resulting in airline restructurings and bankruptcies, which could result in changes in our industry.

As a result of slower general economic conditions, the continuing impact of the 2001 terrorist attacks, the high price of fuel and military action in Iraq, the airline industry has experienced a decline in demand which has resulted in record financial losses. In response to the adverse financial results the airline industry has experienced, most airlines have taken actions in an effort to reduce losses, such as reducing capacity, reducing employee headcount, limiting service offerings, renegotiating labor contracts and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. Despite these actions, financial losses in the airline industry have continued through 2005 and it is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, which could serve to reduce our cost advantage. We cannot assure you that the occurrence of these events or potential changes resulting from these events will not harm our business or the airline industry generally.

Major airlines are reducing their cost structures through various methods, these changes could reduce our cost advantage.

Airline strategic combinations or industry consolidations could have an impact on our operations in ways yet to be determined.

The strategic environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability including consolidation to expand operations and increase market strength and entering into global alliance arrangements. Similarly, the bankruptcy or reorganization of one or more of our competitors may result in rapid changes to the identity of our competitors in particular markets, a substantial reduction in the operating costs of our competitors or the entry of new competitors into some or all of the markets we serve.

Additionally, we have sought to acquire gates and other assets from other carriers. In the event we complete one or more acquisitions, we may be subject to a variety of risks including risks associated with an ability to integrate acquired assets or operations into our existing operations, higher costs or unexpected difficulties or problems with acquired assets or entities including different flight equipment, outdated or incompatible technologies, labor difficulties or an inability to realize anticipated synergies and efficiencies; whether within anticipated timeframes or at all, one or more of such risks, if realized, could have an adverse impact on our operations.

We are unable to predict exactly what effect, if any, changes in the strategic landscape might have on our business, financial condition and results of operations.

ITEM 1B. UNRESELOVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2005:

Aircraft Type	Average No. of Seats	Owned	Leased	Total	Average Age (Years)
B717	117	8	77	85	3.4
B737-700	137	5	15	20	0.8

Total		13	92	105	2.9

As of December 31, 2005, we had on order two Boeing 717 aircraft with delivery dates in 2006 and 55 Boeing 737 aircraft with delivery dates between 2006 and 2009. In January 2006, we exercised an option for the delivery of one additional B737 with a 2007 delivery date.

The table below illustrates all aircraft scheduled for delivery through 2010, including the effect of the aforementioned transaction:

	B737 Deliveries			B717 Deliveries
	Firm	Options	Purchase Rights	Firm	Options
2006	18	—	—	2	—
2007	19	—	—	—	—
2008	4	14	—	—	—
2009	15	—	—	—	—
2010	—	—	10	—	—

Total	56	14	10	2	—

Of the 56 B737 aircraft on order, we secured lease financing on seven of the aircraft through an arrangement with an aircraft leasing company and have secured debt financing for 15 B737 aircraft through arrangements with financial institutions. Additionally, we have entered into sale/leaseback transactions with the aircraft leasing company referred to above with respect to six related spare engines to be delivered through 2010.

There can be no assurance that sufficient financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if we are unable to raise prices to cover our costs, we may slow our growth, including the subleasing of certain numbers of our aircraft.

As of December 31, 2005, all of our owned aircraft were encumbered under debt agreements. For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders on additional aircraft, see Notes 1, 3 and 7 to the consolidated financial statements.

Ground Facilities

Our principal executive offices are located at the Orlando International Airport in a leased facility consisting of approximately 34,000 square feet of office space. The facility houses our executive offices as well as our operations staff, general administrative staff, computer systems, systems operation control and personnel training facility. The lease agreement for this facility expires at the end of 2007 and may be extended an additional ten years through the exercise of options in five-year increments.

We own an aircraft hangar measuring approximately 70,000 square feet at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The ground lease agreement for this facility expires in 2011 and may be extended an additional ten years through the exercise of options in five-year increments. The hangar houses a portion of our maintenance staff, and parts inventory.

We also lease the following facilities:

•	Approximately 22,000 square feet of office space in Atlanta for use as a reservations center under a lease which expires in May 2010;

•	Approximately 27,000 square feet of space in Atlanta for use as a training center under a lease which expires in October 2008;

•	Approximately 13,000 square feet of space in Savannah, Georgia for a reservations center under a lease which expires in February 2009; and

•	Approximately 91,000 square feet of space in Atlanta for a warehouse and engine repair facility under a lease that expires in August 2006.

•	Approximately 7,200 square feet of space in Carrollton, Georgia for a third reservation center opened in 2004. The lease expires in March 2009.

We have signatory status on the lease of facilities at Hartsfield-Jackson Atlanta International Airport. This lease covers use of 22 gates and expires in September 2010. We also have signatory status at several other airports. The lease at Baltimore/Washington International (BWI) covers five gates and expires in June 2008. The lease at Orlando International Airport covers five gates and will increase to six gates in early 2006. This lease expires in 2008. The check-in-counters, gates and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority or subleased from other airlines. These arrangements may include baggage handling, station operations, cleaning and other services. If these facilities at any additional cities to be served by us are not available at acceptable rates, or if such facilities become no longer available to us at acceptable rates, then we may choose not to serve those markets.

In May 2004, we opened a two bay hangar facility at Hartsfield-Jackson Atlanta International Airport. The 56,700 square-foot hangar can hold four B717 aircraft simultaneously and has a 20,000 square-foot; two-story office building attached to the hangar to house engineers and other support staff. We have a 20 year lease on the facility which expires in 2024.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $.001 par value per share, is traded on the New York Stock Exchange under the symbol “AAI.” The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2005 and 2004:

	2005		2004
Quarter	High	Low	High	Low
1st	$11.02	$7.40	$14.25	$10.42
2nd	$10.65	$7.85	$15.56	$11.11
3rd	$12.70	$8.72	$14.24	$9.37
4th	$16.70	$12.63	$13.15	$9.40

Holders

As of March 1, 2006, there were approximately 4,577 stockholders of record of common stock.

Dividends

Historically we have not declared cash dividends on our common stock. In addition, our debt indentures restrict our ability to pay cash dividends. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any cash dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this Report on Form 10-K below.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

The following financial information for the five years ended December 31, 2005 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related Notes thereto included elsewhere herein.

Financial Data: (in 000s, except per share data)	2005		2004		2003		2002		2001
Operating revenues	$1,450,544		$1,041,422		$918,040		$733,370		$665,164
Net income (loss)	$1,722		$12,255	(1)	$100,517	(2)	$10,745	(3)	$(2,757	)(4)
Earnings (loss) per common share:
Basic	$0.02		$0.14		$1.33		$0.15		$(0.04)
Diluted	$0.02		$0.14		$1.21		$0.15		$(0.04)
Total assets at year-end	$1,158,909		$905,731		$808,364		$473,450		$497,816
Long-term debt obligations including current maturities at year-end	$472,599		$313,970		$246,836		$210,173		$268,211

Operating Data:
Revenue passengers	16,638,214		13,170,230		11,651,340		9,653,777		8,302,732
Revenue passenger miles (RPM) (000s) (5)	11,301,534		8,479,262		7,143,125		5,581,263		4,506,007
Available seat miles (ASM) (000s) (6)	15,369,505		11,977,443		10,046,385		8,255,809		6,537,756
Passenger load factor (7)	73.5%		70.8%		71.1%		67.6%		68.9%
Break-even load factor (8)	73.4%		69.4%		64.1%		66.7%		66.3%
Average fare	$83.98		$76.33		$76.38		$73.93		$78.11
Average yield per RPM (9)	12.36	¢	11.86	¢	12.46	¢	12.79	¢	14.39	¢
Passenger revenue per ASM (10)	9.09	¢	8.39	¢	8.86	¢	8.64	¢	9.92	¢
Operating cost per ASM (CASM)(11)	9.35	¢	8.42	¢	8.28	¢	8.51	¢	9.33	¢
Average stage length (miles)	651		628		599		567		541
Average cost of aircraft fuel per gallon, including fuel taxes	184.94	¢	120.42	¢	98.39	¢	90.37	¢	93.85	¢
Average daily utilization (hours: minutes) (12)	11:00		10:54		10:56		10:36		9:54
Number of operating aircraft in fleet at end of period	105		87		74		65		59

Note: All special items listed below are pre-tax.

(1)	Includes a $1.3 million credit related to our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport
(2)	Includes a $38.1 million payment under the Wartime Act, deferred debt discount/issuance cost write-off of $12.3 million and reversal of a tax valuation allowance of $15.9 million
(3)	Includes a $0.6 million grant from the U.S. government pursuant to the Air Transportation Safety and System Stabilization Act (the Stabilization Act)
(4)	Includes a $28.0 million impairment loss related to our DC-9 fleet, an $18.1 million impairment loss/lease termination charge related to our retired B737-200 fleet, special charges of $2.5 million incurred during the federal ground stop order, a $29.0 million grant from the U.S. government pursuant to the Stabilization Act, and the cumulative effect of a change in accounting principle of $0.7 million
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

OVERVIEW

All of the operations of AirTran Holdings, Inc. are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (Airways). Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of March 1, 2006, we operated 85 Boeing 717-200 (B717) and 23 Boeing 737-700 (B737) aircraft making approximately 600 scheduled flights per day to 47 airports across the United States, serving more than 60 communities in 25 states, the District of Columbia and the Bahamas.

Our plans for 2006 focus on continuing the growth of our operations. We intend to do this by:

•	adding two new B717 and 18 new B737 aircraft to our fleet;

•	improving productivity;

•	keeping our unit costs at levels that rank among the best in the industry;

•	looking for new market opportunities that will satisfy the transportation needs of our customers; and

•	providing our customers with a travel experience worth repeating.

We expect our mix of low fares, excellent customer service, an affordable Business Class product, and one of the youngest all-Boeing aircraft fleets will provide product value that customers will find attractive.

YEAR IN REVIEW

2005 was another challenging year for the airline industry; the year was marked by intense competition, high energy prices, hurricanes, and capacity growth by airlines. As a result we have seen three of our competitors enter bankruptcy with one competitor liquidating in early 2006. At one point during 2005 nearly half of all of the domestic U.S. capacity was in bankruptcy. Despite the challenges of 2005, we concluded the year as one of a few domestic passenger airlines to report a profit, recording $1.7 million in net income for the year.

The revenue environment improved throughout 2005 as several carriers reduced capacity. In our markets the competitive capacity reductions have been in the range of 12% to 15% year over year. It is likely that further reductions in overall capacity will occur, including in the markets we serve.

Our business model is based in part on low costs and our success in reducing costs has ensured our ability to persevere through the difficult economic environment we have faced, not only during 2005 but also during prior years as well. Our low costs have also given us a strategic advantage that allows us to grow profitably while our competitors have been unable to do the same. As a result a number of airlines have incurred substantial losses in 2005 and are attempting to restructure their operations, gain wage concessions from their employees and lower their costs, including filing for bankruptcy protection.

Highlights from 2005 include the following:

•	Secured financing on all pre-delivery purchase deposits through 2007

•	Ratified agreements with our flight attendants and mechanics and inspectors

•	Named Best Low-Fare Airline by Entrepreneur Magazine for 2005

•	Initiated new service to Richmond, Indianapolis, Charlotte, and Detroit

•	Secured financing commitments for all 2006 aircraft deliveries

•	Received top FAA recognition for maintenance excellence

RESULTS OF OPERATIONS

2005 Compared to 2004

Summary

We recorded operating income of $13.4 million, net income of $1.7 million and diluted earnings per common share of $0.02 for the year ended December 31, 2005. For the comparative period in 2004, we recorded operating income of $32.8 million, net income of $12.3 million, and diluted earnings per common share of $0.14. These 2004 results included $1.3 million in other income(expense), primarily related to payment of a break-up fee to us in connection with our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport.

Operating Revenues

Our operating revenues for the twelve months ended December 31, 2005 increased $409.1 million (39.3 percent), primarily due to a 39.0 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 33.3 percent increase in passengers, as measured by revenue passenger miles (RPMs), and an increase in our average yield per RPM of 4.2 percent to 12.36 cents per RPM. The increase in yield resulted primarily from a 10.0 percent increase in our average fare to $83.98. This increase in yield, when combined with our 2.7 percentage point increase in passenger load factor, resulted in an 8.3 percent increase in passenger unit revenues or passenger revenue available seat miles (RASM) to 9.09 cents per ASM.

During the twelve months ended December 31, 2005, we took delivery of six B717 aircraft and 12 B737 aircraft. As a result, our capacity, as measured by available seat miles (ASMs), increased 28.3 percent. Our traffic, as measured by RPMs, increased 33.3 percent, resulting in a 2.7 percentage point increase in passenger load factor to 73.5 percent.

Operating Expenses

Our operating expenses for the twelve months ended December 31, 2005 increased $428.6 million (42.5 percent) or 11.0 percent on an ASM basis. Our financial results were significantly affected by changes in the price of fuel. During 2005 we experienced record high aircraft fuel prices driven by sharp increases in the cost of crude oil and disruptions to the Gulf Coast refineries as a result of hurricanes.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated periods:

	Twelve months ended December 31,				Percent change
	2005		2004
Aircraft fuel	3.08	¢	2.07	¢	48.8%
Salaries, wages and benefits	2.14		2.28		(6.1)
Aircraft rent	1.25		1.26		(0.8)
Maintenance, materials and repairs	0.66		0.58		13.8
Landing fees and other rents	0.53		0.52		1.9
Distribution	0.44		0.42		4.8
Marketing and advertising	0.24		0.23		(4.3)
Aircraft insurance and security services	0.15		0.19		(21.1)
Depreciation	0.13		0.12		8.3
Other operating	0.73		0.75		(2.7)

Total CASM	9.35	¢	8.42	¢	11.0%

Aircraft fuel increased 48.8 percent on an ASM basis, primarily due to escalating fuel prices. Our fuel price per gallon, including all fees and taxes, increased 53.6 percent from $1.20 for the twelve months ended December 31, 2004 to $1.85 for twelve months ended December 31, 2005. The level of our flight operations, as measured by block hours flown, increased 23.3 percent while our fuel consumption per block hour increased slightly 0.6 percent to 667 gallons. In a continued effort to reduce our fuel costs, we have begun adding winglets to our B737 aircraft as they are delivered. These enhancements extend the aircraft range, improve performance, and reduce fuel costs.

Salaries, wages and benefits decreased 6.1 percent on an ASM basis, primarily due to gains in productivity driven by the increased number of aircraft and higher daily utilization. We employed approximately 6,700 full-time equivalent employees, as of December 31, 2005, representing a 13.5 percent increase over the comparative period in 2004.

Maintenance, materials and repairs increased 13.8 percent on an ASM basis. On a block hour basis, maintenance costs increased 18.8 percent to $266 per block hour due to the expiration of warranties on the B717 aircraft and an increase in airframe checks. As the original manufacturer warranties expire on our

B717 and B737 aircraft, the maintenance, repair and overhaul of aircraft engines and a significant number of aircraft systems become covered by maintenance agreements with FAA-approved contractors. Under our maintenance agreements, we pay monthly charges based on either the number of flight hours flown or the number of landings.

Aircraft insurance and security services decreased 21.1 percent on an ASM basis. While the addition of 18 new Boeing aircraft to our fleet for the twelve-month period ending December 31, 2005 increased our total insured hull value and related insurance premiums, the decrease on an ASM basis is primarily due to a reduction in hull and liability insurance rates and security costs for our 2005 fleet coverage.

Depreciation increased 8.3 percent on an ASM basis, primarily due to the addition of three B737 for the twelve-month period ending December 31, 2005 as well as, the purchase of spare aircraft parts for the new B737 fleet. With the exception of the three B737’s, all aircraft additions during the year were lease financed rather than purchased.

Nonoperating (Income) Expense

Other (income) expense, net decreased by $2.4 million (18.4 percent). Increases in rates earned on cash and higher investment balances increased interest income by $6.5 million. Interest expense increased by $5.3 million and debt issuance cost amortization expense increased by $1.1 million, primarily due to the issuance of new debt relating to new aircraft financing during the twelve months ended December 31, 2005. Capitalized interest income increased $3.6 million due to a $63.7 million increase in progress payment balances on aircraft commitments in 2005 compared to 2004. Additionally $1.3 million of other income is included in our 2004 results relating to payment of a break-up fee to us in connections with our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport.

Income Tax Expense

Our effective income tax rate was 41.1 percent and 38.8 percent for the twelve months ended December 31, 2005, and 2004, respectively. Our tax expense for December 31, 2005 includes a one-time benefit of $1.7 million resulting from an adjustment to our deferred tax liabilities for a decrease in our state effective rate. The overall rate increase resulted primarily from permanent differences related to stock compensation.

At December 31, 2005 and 2004, NOL carryforwards for income tax purposes were approximately $264.2 million and $233.5 million, respectively, which begin to expire in 2017. Management has determined that it is more likely than not that the deferred tax assets will be realized due to the reversal of deferred tax liabilities and projected short term income, therefore no valuation allowance has been recorded at December 31, 2005 and 2004.

2004 Compared to 2003

Summary

Our performance during 2004 marked a major financial milestone – we surpassed one billion dollars in total revenues for the year. We recorded operating income of $32.8 million, net income of $12.3 million and diluted earnings per common share of $0.14 for the twelve months ended December 31, 2004. These 2004 results reflect a $0.8 million net credit primarily related to our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport. For the comparative period in 2003, we recorded operating income of $86.3 million, net income of $100.5 million, and diluted earnings per common share of $1.21.

Operating Revenues

Our operating revenues for the twelve months ended December 31, 2004 increased $123.4 million (13.4 percent), primarily due to a 13.0 percent increase in passenger revenues. The increase in passenger revenues was largely due to an 18.7 percent increase in traffic, as measured by revenue passenger miles (RPMs), offset by a decrease in our average yield per RPM of 4.8 percent to 11.86 cents per RPM. The decrease in yield resulted from a 5.1 percent increase in our average passenger trip length to 644 miles combined with a 0.1 percent decrease in our average fare to $76.33. This decrease in yield, when combined with our 0.3 percentage point decrease in passenger load factor, resulted in a 5.3 percent decrease in passenger unit revenues or passenger revenue available seat miles (RASM) to 8.39 cents per ASM.

We placed an order with an aircraft manufacturer in 2003 for up to 110 aircraft, including options and purchase rights. During the twelve months ended twelve months ended December 31, 2004, we took delivery of six B717 aircraft and eight B737 aircraft and retired one McDonnell Douglas DC-9 aircraft. As a result, our capacity, as measured by available seat miles (ASMs), increased 19.2 percent. Our traffic, as measured by RPMs, increased 18.7 percent, resulting in a 0.3 percentage point decrease in passenger load factor to 70.8 percent.

Other revenues increased $8.1 (28.7 percent) million, primarily due to fees earned from our AirTran Airways branded credit card issued by a third party financial institution, in addition to change and cancellation fees derived from our overall increase in traffic.

Operating Expenses

Our operating expenses for the twelve months ended December 31, 2004 increased $176.9 million (21.3 percent) or increased 1.7 percent on an ASM basis. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. In addition, our financial results are significantly affected by changes in the fuel price. During 2004, we experienced then record aircraft fuel prices derived from sharp increases in the cost of crude oil. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated period:

	Twelve months ended December 31,				Percent change
	2004		2003
Aircraft fuel	2.07	¢	1.78	¢	16.3%
Salaries, wages and benefits	2.28		2.31		(1.3)
Aircraft rent	1.26		1.24		1.6
Other operating	0.75		0.78		(3.8)
Maintenance, materials and repairs	0.58		0.63		(7.9)
Landing fees and other rents	0.52		0.52		—
Distribution	0.42		0.45		(6.7)
Marketing and advertising	0.23		0.24		(4.2)
Aircraft insurance and security services	0.19		0.20		(5.0)
Depreciation	0.12		0.13		(7.7)

Total CASM	8.42	¢	8.28	¢	1.7%

Aircraft fuel, including fuel-hedging activities, increased 16.3 percent on an ASM basis. The cost of aircraft fuel reached then record highs during 2004 with our average per gallon cost, including all fees, taxes, and hedging activities increasing 22.4 percent to 120.42 cents. Our overall fuel consumption also increased 13.4 percent primarily due to the growth of our operations. Improvements to our fuel consumption per block hour partially offset our greater fuel consumption and the record price increases. Our fuel consumption improved 2.0 percent per block hour compared to 2003. Our fuel performance improvements directly relate to our transition to an aircraft fleet comprised of two aircraft types that are significantly more fuel-efficient than the DC-9s that were replaced. We retired our last DC-9 aircraft at the beginning of 2004 and accepted delivery of fourteen new B737 and B717 aircraft during the remainder of the year. Our fixed-price fuel contracts and fuel cap contracts reduced our fuel expense by $38.6 million and $7.4 million during 2004 and 2003, respectively.

Maintenance, materials and repairs decreased 7.9 percent on an ASM basis. On a block hour basis, maintenance costs decreased 3.0 percent to approximately $224 per block hour. As the original manufacturer warranties expire on our B717 aircraft the maintenance, repair and overhaul of major aircraft engine, parts and components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually we pay monthly fees based on the level of our operations, generally measured by either the number of flight hours flown or the number of landings. Our increased level of operations during the year and the related costs associated with our maintenance agreements predominantly account for the overall increase in this area.

Distribution costs decreased 6.7 percent on an ASM basis primarily due to the overall decrease of passenger revenues derived from travel agency sales. Although total distribution costs have increased, these costs as a percentage of passenger revenues have decreased as more of our passengers have shifted their bookings directly onto our website. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agents.

Depreciation decreased 7.7 percent on an ASM basis. Overall depreciation expense increased due to the purchase of two new B737 aircraft. However, with the exception of two B737s, all aircraft additions during the year were lease-financed rather than purchased.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of funds is cash provided by operations and cash provided by financing activities. Our primary uses of cash are for working capital (including labor and fuel costs), capital expenditures and general corporate purposes, which may include the acquisition of other airlines and their assets, whether in connection with bankruptcy proceedings relating to such carriers of their assets or otherwise in other investments in strategic alliances, code-sharing agreements or other business arrangements.

Our total cash, including cash and cash equivalents, restricted cash and short-term investments totaled $390.1 million and $342.3 million at December 31, 2005, and 2004, respectively. Short-term investments represent auction rate securities with reset periods less than 12 months.

Operating activities for the twelve months ended December 31, 2005 generated $64.6 million of cash compared to $38.1 million for the comparable period in 2004. The increase was, primarily, due to an increase in passenger bookings for future travel, a decrease in prepaid fuel inventories and an increase in accounts payable and accrued liabilities due primarily to deferred credits that we received during 2005 and an increase in our outstanding payables due to increased operations. This was offset by lower net income, an increase in other assets, primarily prepaid aircraft rent and maintenance reserves, and an increase in restricted cash during 2005 for our outstanding letters of credits.

Investing activities for the twelve months ended December 31, 2005 used $80.2 million in cash compared to $73.3 million in 2004. Our investing activities primarily consist of capital expenditures related to aircraft, aircraft purchase deposits required for scheduled deliveries in future periods and purchases and sales of auction rate securities that for cash investments. Additionally, cash is used for the purchase of spare parts and equipment related to the B717 and B737 aircraft fleets.

Financing activities for the twelve months ended December 31, 2005 generated $78.6 million of cash compared to $3.9 million for the comparable period in 2004. During 2005, we generated cash from the issuance of debt financing for aircraft pre-delivery deposits of $96.7 million, offset by debt repayments of $24.6 million.

Commitments

Our contractual commitments to be paid as follows as of December 31, 2005 (in millions) are:

Nature of commitment	Total	2006	2007 -2008	2009 -2010	Thereafter
Operating lease payments for aircraft and facility obligations(1)	$6,074.0	$265.5	$647.2	$752.4	$4,408.9
Aircraft fuel purchases	23.2	14.9	8.3	—	—
Long-term debt obligations (1)	1,180.7	139.0	173.5	153.5	714.7
Other	6.0	1.5	3.0	1.5	—

Total contractual obligations and Commitments	$7,283.9	$420.9	$832.0	$907.4	$5,123.6

(1)	Includes related interest payments and assumes that we will lease all aircraft, except for fifteen aircraft committed under debt financing, even though financing has not been arranged for all aircraft.

A variety of assumptions were necessary in order to derive the information described in the above table, including, but not limited to: (i) the timing of aircraft delivery dates; and (ii) estimated rental factors which are correlated to floating interest rates prior to delivery. Our actual results may differ from these estimates under different assumptions or conditions.

Aircraft Purchase Commitments:

In the year ended December 31, 2005, we took delivery of six B717 and 12 B737 aircraft of which six B717 and nine B737 were leased, under operating leases. The three additional B737 aircraft were purchased and financed with debt.

As of December 31, 2005, we had on order two Boeing 717 aircraft with delivery dates in 2006 and 55 Boeing 737 aircraft with delivery dates between 2006 and 2009. In January 2006, we exercised an option for the delivery of one additional B737 with a 2007 delivery date.

The table below illustrates all aircraft scheduled for delivery through 2010, including the effect of the aforementioned transaction:

	B737 Deliveries			B717 Deliveries
	Firm	Options	Purchase Rights	Firm	Options
2006	18	—	—	2	—
2007	19	—	—	—	—
2008	4	14	—	—	—
2009	15	—	—	—	—
2010	—	—	10	—	—

Total	56	14	10	2	—

Of the 56 B737 aircraft on order, we secured lease financing on seven of the aircraft through an arrangement with an aircraft leasing company and have secured debt financing for 15 B737 aircraft through arrangements with financial institutions. Additionally, we have entered into sale/leaseback transactions with the aircraft leasing company referred to above with respect to six related spare engines to be delivered through 2010.

During 2006, we are scheduled to take delivery of two remaining B717 aircraft, which are to be leased through an affiliate of the aircraft manufacturer. Additionally we are scheduled to take delivery of 18 B737 aircraft during 2006, of which seven of such B737 aircraft are to be acquired pursuant to individual operating leases through the aircraft leasing arrangements and 11 B737 aircraft are to be financed through debt. Additionally, we have entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines to be delivered between the remainder of 2005 and 2010.

During 2005, in connection with our agreements with an aircraft manufacturer, Airways was refunded $29.8 million in previously paid aircraft deposits while paying $9.5 million in new aircraft deposits under the agreement for the acquisition of B737 aircraft.

Debt:

Permanent Aircraft Financing Facilities:

Through December 31, 2005, we have entered into three separate facilities (each a “permanent facility”) for purposes of financing the acquisition of B737 aircraft on order with an aircraft manufacturer.

We entered into the first permanent facility in August 2004, pursuant to which we financed the acquisition of three B737 aircraft. We took delivery of the three B737 aircraft in August 2004, July 2005 and August 2005, respectively. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $87.0 million, which are scheduled to mature between August 2016 and August 2017. The equipment notes bear interest at a floating rate per annum above the six-month US Dollar London Interbank Offering rate (LIBOR) in effect at the commencement of each semi-annual period, and payments of principal and interest under the notes are payable semi-annually. Each note is secured by a first mortgage on the aircraft to which it relates, valuing at approximately $96.5 million as of December 31, 2005.

We entered into the second permanent facility in September 2004, pursuant to which we financed the acquisition of three additional B737 aircraft. We took delivery of such aircraft in September 2004, June 2005 and January 2006, respectively. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $85.5 million, which are scheduled to mature between September 2016 and January 2018. The notes bear interest at a floating rate per annum above the six-month US Dollar LIBOR in effect at the commencement of each semi-annual period, and payments of principal and interest under the notes are payable semi-annually. Each note is secured by a first mortgage on the aircraft to which it relates, valuing at approximately $63.7 million as of December 31, 2005.

We entered into the third permanent facility in September 2005, pursuant to which we shall be entitled to borrow up to $354 million for purposes of acquiring 12 B737 aircraft currently scheduled to be delivered to us in 2006 and 2007 and satisfying our repayment obligations under a related pre-delivery payment financing facility, which is described in more detail below. On the delivery date of each aircraft subject to this third permanent facility, we will issue equipment notes evidencing the loans made under this permanent facility for that aircraft. The equipment notes will mature on the twelfth anniversary of the delivery date of the aircraft to which such notes relate and will be secured by the aircraft to which such loans relate. We intend to obtain a loan in respect of the first aircraft subject to this permanent facility during May 2006.

On February 14, 2006, we entered into a fourth permanent facility, pursuant to which we shall be entitled to borrow up to $58 million for purposes of acquiring two B737 aircraft on their respective delivery dates. We obtained a loan under this fourth permanent facility on February 14, 2006 for purposes of acquiring the first of the aircraft subject to this facility. In connection with the financing of that aircraft, we issued an equipment note for $29 million. The note is scheduled to mature during February 2018. The note bears interest at a floating rate per annum above the six-month LIBOR, and payments of principal and interest under the note are payable semi-annually. We intend to obtain a loan in respect of the second aircraft subject to this facility during March 2006.

Pre-delivery Payment Financings:

Through December 31, 2005, we have entered into three separate facilities (each a “PDP facility”) for purposes of financing our obligations to make pre-delivery payments in respect of B737 aircraft on order with an aircraft manufacturer.

During May 2005, we closed the first PDP facility, “PDP-1”, pursuant to which we were entitled to draw an amount equal to $19.6 million to fund a portion of our obligations to make pre-delivery payments in respect of six B737 aircraft scheduled to be delivered through March 2006. Drawings made under PDP-1 bear interest at a floating rate per annum above the one-month US Dollar LIBOR. PDP-1 is secured by certain rights under our purchase agreement with an aircraft manufacturer for the six B737 aircraft. As of December 31, 2005, PDP-1 was fully drawn and $9.9 million was outstanding thereunder. All outstanding amounts related to PDP-1 will have been repaid prior to delivery of the last of the six aircraft in March 2006.

On September 1, 2005, we closed the second PDP facility, “PDP-2”, pursuant to which we are entitled to draw amounts sufficient to fund all of our obligations to make pre-delivery payments in respect of 12 B737 aircraft currently scheduled to be delivered in 2006 and 2007. PDP-2 was entered into in conjunction with the September 2005 permanent facility for $354 million as described above. Drawings made under PDP-2 bear interest at a floating rate per annum above the one-month US Dollar LIBOR. PDP-2 is secured by certain rights under our purchase agreement with an aircraft manufacturer for the 12 B737 aircraft. As of December 31, 2005, $57.2 million is outstanding under PDP-2, which is equivalent to pre-delivery payments due and paid by us to the aircraft manufacturer for the 12 B737 aircraft through such date. We intend to make additional drawings under PDP-2 for approximately $264.2 million through February 2006, at which time our deposit requirements for the 12 aircraft will be met.

On December 7, 2005, we closed the third PDP facility, “PDP-3”, pursuant to which we are entitled to draw amounts up to $65 million to fund a portion of our obligations to make pre-delivery payments in respect of 19 B737 aircraft currently scheduled to be delivered in 2007 and 2008. Drawings made under PDP-3 bear interest at a floating rate per annum above the one-month US Dollar LIBOR. PDP-3 is secured by certain rights under our purchase agreement with an aircraft manufacturer for the 19 B737 aircraft. As of December 31, 2005, $20.0 million is outstanding under PDP-3. We intend to make additional drawings under PDP-3 for approximately $45 million, through April 2007, at which time the deposit requirements for the 19 aircraft will have been met.

Credit Agreement:

During April 2005, we signed a new credit agreement with a bank lender. The new credit agreement included a revolving line of credit for up to $25 million, and, additionally, allowed us to obtain letters of credit for up to $15 million and enter into hedge agreements with the bank. Any advances on the revolving line of credit would bear interest at a base rate plus a margin of 1.5 percent per annum. In September 2005, as a result of obtaining additional financing, we terminated the credit agreement in conjunction with obtaining additional financing. As a result of the termination of the line of credit, $11.3 million of restricted cash on the accompanying consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities, as of December 31, 2005.

Other Commitments:

In May 2004, we opened a two bay hangar facility at Hartsfield-Jackson Atlanta International Airport. The 56,700 square-foot hangar will hold four of our B717 aircraft simultaneously and has a 20,000 square-foot; two-story office building attached to the hangar to house engineers and other support staff. We have a 20-year lease on the facility which expires in 2024.

Aquarium:

As a presenting sponsor of the Georgia Aquarium, we have committed to pay $7.5 million in five yearly installments expiring October 31, 2010.

Other Sources of Liquidity:

The Company has various options available to meet its capital and operating commitments including internally generated funds and various borrowing or leasing options. Additionally the Company has an outstanding shelf registration which it may utilize to raise funds for aircraft financings or other purposes in the future. There can be no assurance that financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if we are unable to raise prices to cover our costs, we may slow our growth, including through the subleasing of certain numbers of our aircraft.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company.

We have no arrangements of the types described in the first three categories that we believe may have a material current or future affect on our financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or resulted operations are disclosed in Note 7 to our consolidated financial statements.

Effective October 1, 2003, we adopted FASB Interpretation 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities” or “VIEs”. The principal characteristics of VIEs are (1) an insufficient amount of equity to absorb the entity’s expected losses; (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the entity’s residual returns. “Variable interests” are contractual, ownership or other monetary interests in an entity that change with fluctuations in the entity’s net asset value. As a result, VIEs can arise from items such as lease agreements, loan arrangements, guarantees or service contracts.

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

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases, however we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis.

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

Revenue Recognition. Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Air traffic liability represents tickets sold for future travel dates. The balance of the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Nonrefundable tickets expire one year from the date the ticket is purchased. A percentage of tickets expire unused. We estimate the amount of unused tickets based on historical experience. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

Stock-based compensation. The adoption of SFAS No. 123(R), Share Based Payment, in 2006 will require the recording of stock-based compensation expense for issuances under our equity incentive plans over their requisite service period using a fair value approach similar to the current pro forma disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) does not mandate an option-pricing model to be used in determining fair value, but does require that the model selected consider certain variables. Different models would result in different valuations. Regardless of the method selected, significant judgment is required for some of the valuation variables. The most significant of these is the volatility of our common stock and the estimated term over which our stock options will be outstanding. The valuation calculation is sensitive to even slight changes in these estimates.

Although there will be no impact to our overall cash flows, the adoption of SFAS No. 123(R) will have a impact on our results of operations. Most of the stock-based compensation expense to be recorded in 2006 will relate to restricted stock awards and purchases under our employee stock purchase plan and not to stock options, as we accelerated the vesting of 0.4 million outstanding stock options in September 2005. We will use the modified prospective method to account for stock based compensation. We expect that the adoption of SFAS 123R will reduce 2006 earnings by less than $1 million.

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

We have approximately $510.6 million of long-lived assets as of December 31, 2005 on a cost basis, including approximately $418.3 million of flight equipment and related equipment on a cost basis.

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

Interest Rates

As of December 31, 2005 and 2004, the fair value of our long-term debt was estimated to be $536.6 million and $344.9 million, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $79.3 million as of December 31, 2005, and approximately $11.2 million as of December 31, 2004. Our long-term debt obligations that bear fixed rates of interest may be prepaid without penalty prior to their respective maturity dates and, therefore, a change in market interest rates generally would not affect our financial position, results of operations or cash flows. If interest rates average 10% higher in 2006 than in 2005, for our variable-rate debt, our interest expense would increase by approximately $1.0 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended 2005 and 2004 represented approximately 32.9 percent and 24.6 percent of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based in our 2006 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel for the year ended December 31, 2005, would increase fuel expense for the next twelve months by approximately $37.5 million including the effects of our fuel purchase contracts. Comparatively, based on 2005 fuel usage, a 10 percent increase in fuel prices would have resulted in an increase in fuel expense of approximately $47.3 million, including the effects of our contracts. As of December 31, 2005, utilizing fixed-price arrangements and cap arrangements, we agreed to purchase approximately 31.0 percent and 15.4 percent of our anticipated fuel needs at a weighted average price of $1.65 and 1.54, respectively, per gallon of aviation fuel for 2006 and 2007, including delivery to our operations hub in Atlanta and other locations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statement schedule is included in Item 15(d):

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AirTran Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 9, 2006

AirTran Holdings, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Operating Revenues:
Passenger	$1,397,295	$1,005,263	$889,950
Other	53,249	36,159	28,090

Total operating revenues	1,450,544	1,041,422	918,040

Operating Expenses:
Aircraft fuel	472,774	247,980	178,737
Salaries, wages and benefits	329,299	273,514	231,728
Aircraft rent	192,394	150,959	124,203
Maintenance, materials and repairs	101,964	69,514	63,600
Landing fees and other rents	80,774	62,322	52,810
Distribution	67,395	50,890	45,354
Marketing and advertising	36,400	27,569	24,112
Aircraft insurance and security services	23,100	22,888	19,684
Depreciation	20,224	14,628	12,628
Other operating	112,832	88,314	78,866

Total operating expenses	1,437,156	1,008,578	831,722

Operating Income	13,388	32,844	86,318

Other (Income) Expense:
Interest income	(11,771)	(5,275)	(3,345)
Interest expense	22,237	19,428	28,303
Other	—	(1,332)	—
Payment under the Emergency Wartime Supplemental Appropriations Act	—	—	(38,061)
Deferred debt discount/issuance cost write-off	—	—	12,257

Other (income) expense, net	10,466	12,821	(846)

Income Before Income Taxes	2,922	20,023	87,164
Income tax expense (benefit)	1,200	7,768	(13,353)

Net Income	$1,722	$12,255	$100,517

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Income (Continued)

(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Earnings Per Common Share
Net Income Per Share, Basic	$0.02	$0.14	$1.33

Net Income Per Share, Diluted	$0.02	$0.14	$1.21

Weighted-Average Shares Outstanding
Basic	87,337	85,261	75,345

Diluted	90,185	89,523	86,607

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$370,572	$307,493
Restricted cash	19,443	7,854
Short-term investments	75	26,975
Accounts receivable, less allowance of $494 and $627 at December 31, 2005 and 2004, respectively	29,795	19,376
Spare parts and supplies, less allowance for obsolescence of $1,292 and $987 at December 31, 2005 and 2004, respectively	10,945	28,311
Deferred income taxes	5,678	7,442
Prepaid expenses and other current assets	18,150	14,613

Total current assets	454,658	412,064

Property and Equipment:
Flight equipment	418,319	294,966
Less: Accumulated depreciation	(43,676)	(34,036)

	374,643	260,930

Purchase deposits for flight equipment	133,530	69,833

Other property and equipment	92,269	82,854
Less: Accumulated depreciation	(39,158)	(29,682)

	53,111	53,172

Total property and equipment	561,284	383,935

Other Assets:
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	10,285	7,607
Deferred income taxes	18,825	16,708
Prepaid aircraft rent	57,850	43,577
Other assets	26,090	11,923

Total assets	$1,158,909	$905,731

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets (Continued)

(In thousands, except per share data)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,082	$20,988
Accrued and other liabilities	98,001	80,024
Air traffic liability	115,157	87,571
Current portion of capital lease obligations	717	886
Current portion of long-term debt	70,515	12,950

Total current liabilities	322,472	202,419

Long-term capital lease obligations	13,971	14,559
Long-term debt	387,396	285,575

Other liabilities	83,150	69,142

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 88,791 and 86,617 shares issued and outstanding at December 31, 2005 and 2004, respectively	89	87
Additional paid-in capital	376,627	361,063
Unearned compensation	(4,028)	(4,624)
Accumulated deficit	(20,768)	(22,490)

Total stockholders’ equity	351,920	334,036

Total liabilities and stockholders’ equity	$1,158,909	$905,731

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2005	2004	2003
Operating activities:
Net income	$1,722	$12,255	$100,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,160	15,982	15,741
Amortization of deferred gains from sales/leaseback of aircraft	(4,385)	(4,385)	(4,961)
Provisions for uncollectible accounts	516	709	510
Deferred debt discount/issuance cost	—	—	12,257
Loss on asset disposal	2,307	256	—
Deferred income taxes	1,200	7,618	(13,608)
Stock based compensation	3,513	2,460
Other	80	113	—
Changes in current operating assets and liabilities:
Restricted cash	(11,589)	1,944	24,375
Accounts receivable	(10,935)	(2,631)	1,156
Inventories	17,061	(9,446)	(10,961)
Other assets	(37,402)	(18,431)	(15,234)
Accounts payable, accrued and other liabilities	52,781	22,850	1,888
Air traffic liability	27,586	8,825	21,566

Net cash provided by operating activities	64,615	38,119	133,246

Investing activities:
Purchases of property and equipment	(35,359)	(26,449)	(20,802)
Aircraft purchase deposits payments	(71,692)	(19,842)	(44,447)
Purchases of available-for-sale securities	(829,100)	(26,975)	—
Sales of available-for-sale-securities	856,000	—	—

Net cash used for investing activities	(80,151)	(73,266)	(65,249)

Financing activities:
Issuance of long-term debt	96,690	—	125,582
Debt issuance costs	(4,610)	(1,163)	(3,918)
Payments on long-term debt	(24,561)	(5,879)	(90,467)
Buy back of detachable stock purchase warrants	—	—	(11,690)
Proceeds from sale of common stock, net of expenses	11,096	10,975	147,052

Net cash provided by financing activities	78,615	3,933	166,559

Net increase (decrease) in cash and cash equivalents	63,079	(31,214)	234,556
Cash and cash equivalents at beginning of year	307,493	338,707	104,151

Cash and cash equivalents at end of year	$370,572	$307,493	$338,707

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2003	71,132	$71	$187,885	$—	$(809)	$(135,262)	$51,885
Issuance of common stock for exercise of options	2,082	2	6,874	—	—	—	6,876
Issuance of common stock under stock purchase plan	117	—	937	—	—	—	937
Issuance of common stock for debt	1,015	1	5,499	—	—	—	5,500
Issuance of common stock in secondary offering	9,116	9	139,230	—	—	—	139,239
Issuance of common stock for detachable purchase stock warrants exercised	747	1	(1)	—	—	—	—
Buy back of detachable stock purchase warrants	—	—	(11,690)	—	—	—	(11,690)
Tax benefit related to exercise of nonqualified stock options	—	—	8,411	—	—	—	8,411
Net income	—	—	—	—	—	100,517	100,517
Unrealized gain on derivative instruments	—	—	—	—	538	—	538

Total comprehensive income							101,055

Balance at December 31, 2003	84,209	84	337,145	—	(271)	(34,745)	302,213
Issuance of common stock for exercise of options	2,292	2	9,717	—	—	—	9,719
Issuance of common stock under stock purchase plan	116	1	1,255	—	—	—	1,256
Unearned compensation on common stock issues	—	—	7,084	(7,084)	—	—	—
Amortization of unearned compensation	—	—	—	2,460		—	2,460
Tax benefit related to exercise of nonqualified stock options	—	—	5,862	—	—	—	5,862
Net income	—	—	—	—	—	12,255	12,255
Unrealized gain on derivative instruments	—	—	—	—	271	—	271

Total comprehensive income							12,526

Balance at December 31, 2004	86,617	87	361,063	(4,624)	—	(22,490)	334,036
Issuance of common stock for exercise of options	1,783	2	9,775	—	—	—	9,777
Issuance of common stock under stock purchase plan	145	—	1,320	—	—	—	1,320
Unearned compensation on common stock issues	246	—	2,917	(2,917)	—	—	—
Amortization of unearned compensation	—	—	—	3,513	—	—	3,513
Tax benefit related to exercise of nonqualified stock options and restricted stock	—	—	1,552	—	—	—	1,552
Net income	—	—	—	—	—	1,722	1,722

Balance at December 31, 2005	88,791	$89	$376,627	$(4,028)	$—	$(20,768)	$351,920

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business

Airways offers scheduled airline services to 47 locations across the United States, primarily in short-haul markets principally in the eastern United States.

The financial and operating results for any interim period are not indicative of those for the entire year. Air travel tends to be seasonal with the highest level of travel during the winter months to Florida and the summer months to the northeastern and western United States.

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

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Restricted cash primarily represents amounts escrowed relating to aircraft leases and collateral to support credit card holdbacks for advance ticket sales.

Short-Term Investments

Short-term investments consist of auction rate securities with auction reset periods of less than 12 months, classified as available-for-sale securities and stated at fair value.

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, co-branded credit card arrangements, and from municipalities related to guaranteed revenue agreements. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable based on historical credit card chargebacks and miscellaneous receivables based on specific analysis. Collateral is generally not required on accounts receivable.

Spare Parts and Supplies

Spare parts and supplies consist of expendable aircraft spare parts, supplies, and prepaid aircraft fuel. These items are stated at the lower of cost or market using the first-in, first-out method (FIFO). These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Property and Equipment

Property and equipment are stated on the basis of cost. Flight equipment is depreciated to its salvage values of 10%, using the straight-line method. The estimated salvage values and depreciable lives are periodically reviewed for reasonableness, and revised if necessary. The estimated useful lives for airframes, engines and aircraft parts are 30 years. Other property and equipment is depreciated over three to 10 years. Leasehold improvements are depreciated over the economic life of the asset or the lease term, whichever is shorter.

Measurement of Impairment

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”, we record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets and the fair value is less than the net book value.

Intangibles

Intangibles are recorded at cost. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment reviews in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142). We performed annual impairment tests in the fourth quarter of 2005, 2004, and 2003. Our tests indicated that we did not have any impairment of our trade name or of our goodwill. Accumulated amortization was $6.5 million at December 31, 2005, 2004 and 2003.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted-average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is ready for service. For the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $22.2 million, $19.4 million, and $28.3 million in interest expense, respectively, net of capitalized interest of $15.3 million, $7.3 million and $2.0 million, respectively.

Aircraft and Engine Maintenance

Maintenance repair costs for major components on our B717 aircraft, including engines and auxiliary power units (APU), covered under maintenance agreements with FAA approved contractors, are expensed monthly based on flight hours flown or landings. Maintenance on airframes and other components as well as maintenance on our B737 aircraft engines are expensed as incurred.

Advertising Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $35.0 million, $27.0 million and $22.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

During 2005 we entered into an advertising barter transaction in which we exchanged flight credits in our frequent flyer program for promotional consideration. The transaction was recorded at the fair value of the credits exchanged resulting in approximately $4.6 million of advertising expense in 2005. The revenue relating to the flight credits will be recognized as passenger revenue as the credits are utilized or expire. As of December 31, 2005, $0.4 million was recognized in passenger revenues.

Revenue Recognition

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Air traffic liability represents tickets sold for future travel dates. Nonrefundable tickets expire one year from the date the ticket is purchased. A percentage of tickets expire unused. We estimate the amount of future exchanges, net of forfeitures, for all unused tickets once the flight date has passed. These estimates are based on historical experience. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

Frequent Flyer Program

We accrue a liability for the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program based on awards we expect to be redeemed. We adjust this liability based on points earned and redeemed as well as for changes in the estimated incremental costs.

Points under our A+ Rewards Program may also be earned using our branded credit cards. A pro-rated portion of revenue earned from this credit card is deferred, based on estimates of fair value of tickets to be redeemed and recognized as passenger revenue when transportation is likely to be provided. Amounts received in excess of the tickets’ fair values are recognized in income currently.

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

	For Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$1,722	$12,255	$100,517

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	2,059	1,500	—

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,891)	(3,815)	(5,425)

Pro forma net income (loss)	$(110)	$9,940	$95,092

EARNINGS PER SHARE:

Basic, as reported	$0.02	$0.14	$1.33
Basic, pro forma	$(0.00)	$0.12	$1.26

Diluted, as reported	$0.02	$0.14	$1.21
Diluted, pro forma	$(0.00)	$0.11	$1.10

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements.

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

We currently utilize a standard option pricing model, Black-Scholes, to measure the fair value of the stock options granted to employees for disclosure purposes. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a binomial or lattice model. We have determined that we will continue to use the Black-Scholes method for valuing options.

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

On January 1, 2006, we will be required to adopt SFAS 123R. We will use the modified prospective method to account for stock based compensation. We expect that the adoption of SFAS 123R will reduce 2006 earnings by less than $1 million.

On September 13, 2005, we accelerated the vesting of unvested stock options awarded more than one year prior to such date to employees and officers under our stock option plans. The affected options had exercise prices greater than the current market price of the stock ($10.68 per share) on the date of acceleration. Options to purchase approximately 352,000 additional shares became exercisable as a result of the vesting acceleration. Typically, stock options granted by us vest equally over a three year period. Of the accelerated options, approximately 201,000 are held by the Company’s pilots with the remainder held by the Company’s officers and management employees. No options held by the Company’s Chairman and CEO were accelerated. The purpose of accelerating the vesting of these options was to allow the Company to avoid compensation expense in fiscal 2006 and 2007 associated with unvested options upon adoption of SFAS No. 123R, Share-Based Payment, in January 2006. The charge to the Consolidated Statements of Income, which would otherwise have been recorded in accordance with the provisions of SFAS No. 123R, is estimated to be approximately $1 million, net of tax, of which approximately $0.8 million, net of tax, would have been recognized in fiscal 2006. The pro forma compensation expense for the year ended December 31, 2005, disclosed in the table above includes approximately $1.2 million net of tax, from the acceleration of the vesting of all unvested stock options with an exercise price greater than $10.68 as of September 13, 2005.

Reclassification

Certain 2004 and 2003 amounts have been reclassified to conform to 2005 classifications. These reclassifications have no material impact on the Consolidated Statements of Income, Consolidated Statements of Cash Flow or Consolidated Statements of Shareholder’s Equity.

Note 2 - Government Compensation and Grants

In May 2003, we received and recognized in earnings $38.1 million in cash from the United States government pursuant to the Wartime Act enacted in April 2003. This amount was a reimbursement for our proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. The legislation included the following highlights:

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

Note 3 - Commitments and Contingencies

Fuel Risk Management:

Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of December 31, 2005, utilizing fixed-price and cap arrangements we agreed to purchase approximately 31.0 percent and 15.4 percent of our anticipated fuel needs at a weighted average price of $1.65 and 1.54, respectively, per gallon of aviation fuel for 2006 and 2007, including delivery to our operations hub in Atlanta and other locations.

Aircraft Purchase Commitments:

As of December 31, 2005, we had on order two Boeing 717 aircraft with delivery dates in 2006 and 55 Boeing 737 aircraft with delivery dates between 2006 and 2009. In January 2006, we exercised an option for the delivery of one additional B737 with a 2007 delivery date.

The table below illustrates all aircraft scheduled for delivery through 2010, including the effect of the aforementioned transaction:

	B737 Deliveries			B717 Deliveries
	Firm	Options	Purchase Rights	Firm	Options
2006	18	—	—	2	—
2007	19	—	—	—	—
2008	4	14	—	—	—
2009	15	—	—	—	—
2010	—	—	10	—	—

Total	56	14	10	2	—

Of the 56 B737 aircraft on order we secured lease financing on seven of the aircraft through an arrangement with an aircraft leasing company and have secured debt financing for 15 B737 aircraft through arrangements with financial institutions. Additionally, we have entered into sale/leaseback transactions with the aircraft leasing company referred to above with respect to six related spare engines to be delivered through 2010.

During 2006, we are scheduled to take delivery of two remaining B717 aircraft, which are to be leased through an affiliate of the aircraft manufacturer. Additionally we are scheduled to take delivery of 18 B737 aircraft during 2006, of which seven of such B737 aircraft are to be acquired pursuant to individual operating leases through the aircraft leasing arrangements and 11 B737 aircraft are to be financed through debt. Additionally, we have entered into sale/leaseback transactions with that aircraft leasing company with respect to six related spare engines to be delivered between the remainder of 2005 and 2010.

During 2005, in connection with our agreements with an aircraft manufacturer, Airways was refunded $29.8 million in previously paid aircraft deposits while paying $93.5 million in new aircraft deposits under the agreement for the acquisition of B737 aircraft.

Aquarium:

As a presenting sponsor of the Georgia Aquarium, we have committed to pay $7.5 million in five yearly installments expiring October 31, 2010.

General Indemnifications:

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amount is not determinable or estimable. These indemnities consist of the following:

Certain of our debt agreements related to certain aircraft-secured notes payable through 2017 contain language, whereby, we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by or any reduction in receivables due to such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88% over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

Our aircraft lease transaction documents contain customary indemnities concerning withholding taxes in which we are responsible in some circumstances should withholding taxes be imposed for paying such amounts of additional rent, as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

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

Note 4 - Financial Instruments and Risk Management

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We maintain cash and cash equivalents and short-term investments with various high credit-quality financial institutions or in short-duration, high-quality debt securities. Investments are stated at fair value, which approximates cost. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. There were no material realized or unrealized gains or losses on our available-for-sale securities for the years ended December 31, 2005, 2004 or 2003. We use specific identification of securities for determining gains and losses. Contractual maturities of our available-for-sale securities at December 31, 2005 exceed 10 years while the auction re-set periods are 28 to 35 days. The balance of these available-for-sale securities at December 31, 2005 and 2004 was approximately $0.1 million and $27 million, respectively.

The estimated fair value of other financial instruments, excluding debt, approximate their carrying amount. The fair values of long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of long-term debt were $473.0 million and $536.6 million, respectively, at December 31, 2005, and $314.0 million and $344.9 million, respectively, at December 31, 2004.

The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after sale. Concentration of credit risk with respect to accounts receivable is limited, due to the large number of customers comprising our customer base.

As of December 31, 2005, approximately 43 percent of our employees were represented by unions. While there can be no assurance that our generally good labor relations with our employees will continue we have established as a significant component of our business strategy the preservation of good relations with our employees.

Note 5 - Accrued and Other Liabilities

The components of accrued and other liabilities were (in thousands):

	December 31,
	2005	2004
Deferred gains from sale/leaseback of aircraft	$62,366	$66,751
Accrued salaries, wages and benefits	32,383	33,042
Accrued interest	17,309	9,890
Deferred credits	15,503	2,339
Accrued federal excise taxes	9,120	8,513
Unremitted fees collected from passengers	7,624	5,659
Fuel	3,094	—
Accrued maintenance	2,461	2,644
Accrued insurance	1,381	3,848
Other	29,910	16,480

	181,151	149,166

Less non-current deferred gains from sale/leaseback of aircraft	(57,968)	(62,353)
Less non-current other	(18,745)	(5,023)
Less non-current deferred rent	(6,437)	(1,766)

Accrued and other liabilities	$98,001	$80,024

Note 6 - Debt

The components of long-term debt, including capital lease obligations were (in thousands):

	December 31,
	2005	2004
Floating rate aircraft notes payable due 2017, 5.63% weighted average interest rate	$138,906	$57,500
7.00% Convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.68% weighted-average interest rate	107,036	116,025
Floating rate aircraft pre-delivery deposit financing payable through 2007, 5.74%	57,153	—
Floating rate aircraft pre-delivery deposit financing payable through 2008, 6.30%	19,950	—
Floating rate aircraft pre-delivery deposit financing payable through 2006, 6.65%	9,866	—
Capital lease obligations payable through 2015, 14.03% weighted-average interest rate	14,688	15,445

Total long-term debt	472,599	313,970
Less current maturities	(71,232)	(13,836)

	$401,367	$300,134

Maturities of long-term debt and capital lease obligations for the next five years and thereafter, in aggregate, are (in thousands): 2006-$71,232; 2007-$57,502; 2008-$16,765; 2009-$16,250; 2010-$18,690; thereafter-$292,160.

Debt:

Permanent Aircraft Financing Facilities:

Through December 31, 2005, we have entered into three separate facilities (each a “permanent facility”) for purposes of financing the acquisition of B737 aircraft on order with an aircraft manufacturer.

We entered into the first permanent facility in August 2004, pursuant to which we financed the acquisition of three B737 aircraft. We took delivery of the three B737 aircraft in August 2004, July 2005 and August 2005, respectively. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $87.0 million, which are scheduled to mature between August 2016 and August 2017. The equipment notes bear interest at a floating rate per annum above the six-month US Dollar London Interbank Offering rate (LIBOR) in effect at the commencement of each semi-annual period, and payments of principal and interest under the notes are payable semi-annually. Each note is secured by a first mortgage on the aircraft to which it relates, valuing at approximately $96.5 million as of December 31, 2005.

We entered into the second permanent facility in September 2004, pursuant to which we financed the acquisition of three additional B737 aircraft. We took delivery of such aircraft in September 2004, June 2005 and January 2006, respectively. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $85.5 million, which are scheduled to mature between September 2016 and January 2018. The notes bear interest at a floating rate per annum above the six-month US Dollar LIBOR in effect at the commencement of each semi-annual period, and payments of principal and interest under the notes are payable semi-annually. Each note is secured by a first mortgage on the aircraft to which it relates, valuing at approximately $63.7 million as of December 31, 2005.

We entered into the third permanent facility in September 2005, pursuant to which we shall be entitled to borrow up to $354 million for purposes of acquiring 12 B737 aircraft currently scheduled to be delivered to us in 2006 and 2007 and satisfying our repayment obligations under a related pre-delivery payment financing facility, which is described in more detail below. On the delivery date of each aircraft subject to this third permanent facility, we will issue equipment notes evidencing the loans made under this permanent facility for that aircraft. The equipment notes will mature on the twelfth anniversary of the delivery date of the aircraft to which such notes relate and will be secured by the aircraft to which such loans relate. We intend to obtain a loan in respect of the first aircraft subject to this permanent facility during May 2006.

On February 14, 2006, we entered into a fourth permanent facility, pursuant to which we shall be entitled to borrow up to $58 million for purposes of acquiring two B737 aircraft on their respective delivery dates. We obtained a loan under this fourth permanent facility on February 14, 2006 for purposes of acquiring the first of the aircraft subject to this facility. In connection with the financing of that aircraft, we issued an equipment note for $29 million. The note is scheduled to mature during February 2018. The note bears interest at a floating rate per annum above the six-month LIBOR, and payments of principal and interest under the note are payable semi-annually. We intend to obtain a loan in respect of the second aircraft subject to this facility during March 2006.

Pre-delivery Payment Financings:

Through December 31, 2005, we have entered into three separate facilities (each a “PDP facility”) for purposes of financing our obligations to make pre-delivery payments in respect of B737 aircraft on order with an aircraft manufacturer.

During May 2005, we closed the first PDP facility, “PDP-1”, pursuant to which we were entitled to draw an amount equal to $19.6 million to fund a portion of our obligations to make pre-delivery payments in respect of six B737 aircraft scheduled to be delivered through March 2006. Drawings made under PDP-1 bear interest at a floating rate per annum above the one-month US Dollar LIBOR. PDP-1 is secured by certain rights under our purchase agreement with an aircraft manufacturer for the six B737 aircraft. As of December 31, 2005, PDP-1 was fully drawn and $9.9 million was outstanding thereunder. All outstanding amounts related to PDP-1 will have been repaid prior to delivery of the last of the six aircraft in March 2006.

On September 1, 2005, we closed the second PDP facility, “PDP-2”, pursuant to which we are entitled to draw amounts sufficient to fund all of our obligations to make pre-delivery payments in respect of 12 B737 aircraft currently scheduled to be delivered in 2006 and 2007. PDP-2 was entered into in conjunction with the September 2005 permanent facility for $354 million as described above. Drawings made under PDP-2 bear interest at a floating rate per annum above the one-month US Dollar LIBOR. PDP-2 is secured by certain rights under our purchase agreement with an aircraft manufacturer for the 12 B737 aircraft. As of December 31, 2005, $57.2 million is outstanding under PDP-2, which is equivalent to pre-delivery payments due and paid by us to the aircraft manufacturer for the 12 B737 aircraft through such date. We intend to make additional drawings under PDP-2 for approximately $264.2 million through February 2006, at which time our deposit requirements for the 12 aircraft will be met.

On December 7, 2005, we closed the third PDP facility, “PDP-3”, pursuant to which we are entitled to draw amounts up to $65 million to fund a portion of our obligations to make pre-delivery payments in respect of 19 B737 aircraft currently scheduled to be delivered in 2007 and 2008. Drawings made under PDP-3 bear interest at a floating rate per annum above the one-month US Dollar LIBOR. PDP-3 is secured by certain rights under our purchase agreement with an aircraft manufacturer for the 19 B737 aircraft. As of December 31, 2005, $20.0 million is outstanding under PDP-3. We intend to make additional drawings under PDP-3 for approximately $45 million, through April 2007, at which time the deposit requirements for the 19 aircraft will have been met.

Note 7 - Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2005, 2004 and 2003 was approximately $238.0 million, $187.1 million and $155.1 million, respectively.

We lease 77 B717s under leases with terms that expire through 2022. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor’s defined cost of the aircraft at the end of the 13th year of the lease term. Forty-one of the B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are being amortized over the terms of the leases. At December 31, 2005 and 2004, unamortized deferred gains were $62.4 million and $66.8 million, respectively. See Note 5. We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging up to 12 years. In addition, we lease ground equipment and certain rotables under capital leases.

We lease fifteen B737-700s under leases with terms that expire through 2021. We have the option to extend the lease term for 12 months up to 39 months. There are no purchase options.

The amounts applicable to capital leases included in property and equipment were (in thousands):

	As of December 31,
	2005	2004
Flight equipment	$21,560	$21,560
Less: Accumulated depreciation	(3,322)	(2,281)

Flight equipment-net	$18,238	$19,279

The following schedule outlines the future minimum lease payments at December 31, 2005, under non-cancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2006	$2,002	$251,714
2007	2,042	249,531
2008	2,157	240,298
2009	2,354	226,932
2010	2,575	221,155
Thereafter	10,812	2,144,584

Total minimum lease payments	21,942	$3,334,214

Less: amount representing interest	(7,254)

Present value of future payments	14,688
Less: current obligations	(717)

Long-term obligations	$13,971

Amortization of assets recorded under capital leases is included as “Depreciation” in the accompanying consolidated statements of income.

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

If an entity is determined to be a VIE, the entity must be consolidated by the “primary beneficiary.” The primary beneficiary is the holder of the variable interests that absorb a majority of the VIE’s expected losses or receive a majority of the entity’s residual returns in the event no holder has a majority of the expected losses. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interest.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of VIEs. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, fixed-price purchase options or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases; however we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis.

Note 8 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the years ending December 31,
	2005	2004	2003
Numerator:
Net income	$1,722	$12,255	$100,517

Plus income effect of assumed conversion-interest on convertible debt	—	—	4,565

Income before assumed conversion, diluted	$1,722	$12,255	$105,082

Denominator:
Weighted-average shares outstanding, basic	87,337	85,261	75,345
Effect of dilutive stock options	2,187	3,639	3,936
Effect of dilutive restricted shares	97	—	—
Effect of detachable stock purchase warrants	564	623	1,216
Effect of convertible debt	—	—	6,110

Adjusted weighted-average shares outstanding, diluted	90,185	89,523	86,607

Basic earnings per common share	$0.02	$0.14	$1.33

Diluted earnings per common share	$0.02	$0.14	$1.21

On September 30, 2004, the Emerging Issues Task Force, or EITF, reached consensus on Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which changes the treatment of contingently convertible debt instruments in the calculation of diluted earnings per share. EITF Issue No. 04-08 provides that these debt instruments be included in earnings per share computation, if dilutive, regardless of whether the contingent feature has been met. This change does not have any effect on net income, but it does affect the related per share amounts. We have adopted EITF Issue No. 04-08 as of December 31, 2004. In the third quarter 2003, the notes met the convertibility requirements under the debt and we included, if dilutive, the assumed conversion of our convertible notes issued May 2003 in diluted earnings per share calculations in subsequent periods as a result of meeting those requirements.

The assumed conversions of convertible debt in 2005 and 2004 were anti-dilutive and 11.2 million shares were excluded from the computation of weighted-average shares outstanding used in computing diluted earnings per common share.

Note 9 – Common Stock

We have one class of common stock. Holders of shares of common stock are entitled to one vote per share. At December 31, 2005, 6,796,617 shares of common stock are reserved for future issuance upon exercise of stock options.

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

Additionally we have outstanding detachable warrants issued in March 2001, to an aircraft manufacturer affiliate for the purchase of one million shares of our common stock at $4.51 per share. The warrants had an estimated value of $4.5 million when issued and expire five years after issuance.

Note 10 - Stock Option Plans

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

Pro forma information regarding net income and earnings per common share is required by SFAS 123, which also requires that the information be determined as if we had accounted for our employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004, and 2003, respectively: risk-free interest rates of 3.74 percent, and 3.05 percent; no dividend yields; volatility factors of the expected market price of our common stock of 0.625, and 0.630; and a weighted-average expected life of the options of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of stock option activity under the aforementioned plans is as follows:

	Options	Weighted- Average Price
Balance at January 1, 2003	9,784,989	$5.73
Granted	848,808	5.84
Exercised	(2,082,000)	3.25
Canceled	(56,023)	13.86

Balance at December 31, 2003	8,495,774	$6.20
Granted	514,405	12.40
Exercised	(2,147,149)	12.66
Canceled	(40,773)	4.26

Balance at December 31, 2004	6,822,257	$7.20
Granted	—	—
Exercised	(1,773,550)	$5.56
Canceled	(191,843)	$8.81

Balance at December 31, 2005	4,856,864	$7.77

Exercisable at December 31, 2005	4,604,928	$7.89

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
2.78 - 4.00	1,329,867	4.1	$3.29	1,329,867	$3.29
4.13 - 5.97	1,095,968	5.9	4.95	929,298	4.96
6.08 - 9.12	1,377,522	5.8	8.07	1,292,434	8.16
10.00 - 13.03	449,307	8.1	12.06	449,129	12.06
13.80 - 21.38	604,200	0.1	18.82	604,200	18.82

$2.78 - 21.38	4,856,864	4.9	$7.77	4,604,928	$7.89

We had 5,373,793, and 6,366,369 options exercisable at December 31, 2004, and 2003, respectively. We exercised 1.8 million, 2.1 million and 2.1 million options during 2005, 2004, and 2003, respectively. The tax benefit related to those options of $1.6 million, $5.9 million, and $8.4 million, respectively, is recorded in additional paid in capital on the Consolidated Statement of Stockholders’ Equity.

The weighted-average fair value of options granted during 2004, and 2003, with option prices equal to the market price on the date of grant, was $7.24, and $3.14, respectively.

There were no options granted during 2004 and 2003 with options prices greater than the market price of the stock on the date of grant.

The weighted-average fair value of options granted during 2004 and 2003, with option prices less than the market price on the date of grant was $9.52 and $4.35, respectively.

During 2005 and 2004 we granted stock awards to our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests. The market value of the stock awards at the date of the grant is recorded as unearned compensation, a component of stockholders’ equity, and is being charged on a straight-line basis to expense over the respective vesting period. During 2005 and 2004 we granted approximately 320,000 and 650,000 stock awards, respectively, with a weighted average fair value of $9.11 and $10.91, respectively. We recorded deferred compensation related to such awards of $2.9 million and $7.1 million during 2005 and 2004, respectively. Approximately $3.5 million and $2.5 million of deferred compensation were amortized as compensation expense during 2005 and 2004, respectively.

Note 11 - Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	For the years ending December 31,
	2005	2004	2003
Current provision (benefit):
Federal	$—	$—	$—
State	—	150	255

Total current provision (benefit)	—	150	255
Deferred provision:
Federal	1,878	4,368	(12,853)
State	(678)	3,250	(755)

Total deferred provision	1,200	7,618	(13,608)

Provision (benefit) for income taxes	$1,200	$7,768	$(13,353)

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes is as follows (in thousands):

	For the years ending December 31,
	2005	2004	2003
Tax computed at federal statutory rate	$1,023	$7,008	$30,508
State income tax, net of federal tax benefit	107	820	2,672
Change in state effective tax rate	(1,695)	48	—
Reduction state net operating loss carryforwards	910	2,532	—
Debt discount amortization	—	—	591
Utilization of preacquisition net operating loss carryforwards	—	—	2,252
Stock grant, non-deductible compensation expense	627	431	—
Other	228	220	331
Valuation allowance, including the effect of changes to prior year deferred tax assets	—	(3,291)	(49,707)

	$1,200	$7,768	$(13,353)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	As of December 31,
	2005	2004
Deferred tax liabilities:
Depreciation	$89,375	$69,923
Rent expense	23,028	18,492

Gross deferred tax liabilities	112,403	88,415

Deferred tax assets:
Deferred gains from sale and leaseback of aircraft	23,138	25,432
Accrued liabilities	12,681	6,073
Federal operating loss carryforwards	91,744	71,910
State operating loss carryforwards	4,089	3,484
AMT credit carryforwards	3,292	3,292
Other	1,962	2,374

Gross deferred tax assets	136,906	112,565

Valuation allowance	—	—

Net deferred tax assets	136,906	112,565

Total net deferred taxes	$24,503	$24,150

At December 31, 2005 and 2004, federal net operating loss carryforwards for income tax purposes were approximately $264.2 million and $233.5 million, respectively, which begin to expire in 2017. State net operating loss carryforwards at December 31, 2005 and 2004, respectively, were $160.4 million and $129.6 million. In addition, our AMT credit carryforwards for income tax purposes were $3.3 million at December 31, 2005 and 2004. Management has determined that it is more likely than not that the deferred tax assets will be realized, and therefore, no valuation allowance has been recorded at December 31, 2005 and 2004.

Note 12 - Employee Benefit Plans

Effective January 1, 1998, we consolidated our 401(k) plans (the Plan). All employees, except pilots, are eligible to participate in the consolidated Plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the Plan. Our contributions to the Plan are discretionary. The amount of our contributions to the Plan expensed in 2005, 2004, and 2003 was approximately $0.6 million, $0.3 million and $0.2 million, respectively.

Effective in the third quarter of 2000, we agreed to fund, on behalf of our mechanics and inspectors, a monthly fixed contribution per eligible employee to their union’s pension plan. In May of 2001, a similar agreement was made on behalf of our maintenance training instructors. During 2005, 2004 and 2003, we expensed approximately $0.4 million, $0.4 million and $0.3 million, respectively, related to these agreements. Beginning in January 2002, additional agreements with our stores clerks and ground service equipment employees took effect that call for a monthly fixed amount per eligible employee to be made to the union’s pension plan. During 2005, 2004 and 2003, the contributions to this plan were less than $0.1 million. At the time these agreements take effect, the eligible employee may continue making contributions to the Plan, but there will be no company match.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Funds previously invested in the Plan, representing contributions made by and for pilots, were moved to the Pilot Savings Plan during 2001. Eligible employees may contribute up to the IRS maximum allowed. We will not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Company contributions were 10.5 percent during 2003, 2004 and 2005, respectively. We expensed $10.0 million, $8.2 million and $5.4 million in contributions to the DC Plan during the years ended 2005, 2004 and 2003, respectively.

Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate, which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2005, 2004, and 2003, the employees purchased a total of 144,597, 116,488 and 117,125 shares, respectively, at an average price of $9.13, $9.84 and $8.00 per share, respectively.

Note 13 - Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows for the years ended December 31, (in thousands):

	2005	2004	2003
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$11,038	$14,832	$22,400
Cash paid (received) for income taxes, net of amounts refunded	(46)	107	231
Non-cash financing and investing activities:
Purchase and sale/leaseback of aircraft	—	—	22,359
Gain on sale/leaseback of aircraft and payment of debt	—	—	3,000
Conversion of debt to equity	—	—	5,500
Acquisition of equipment for capital leases	—	15,513	—
Aircraft debt financing	86,500	57,500	—

Note 14- Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2005 and 2004 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
Fiscal 2005
Operating revenues	$299,707	$366,323	$374,644	$409,870
Operating income (loss)	(9,441)	19,536	1,239	2,054
Net income (loss)	(8,029)	11,359	(228)	(1,380)

Earnings (loss) per share, basic	$(0.09)	$0.13	$—	$(0.02)

Earnings (loss) per share, diluted	$(0.09)	$0.13	$—	$(0.02)

	Quarter
	First	Second	Third	Fourth
Fiscal 2004
Operating revenues	$241,406	$275,004	$245,640	$279,372
Operating income (loss)	10,276	31,018	(11,992)	3,542
Net income (loss)	4,113	16,786	(9,769)	1,125

Earnings (loss) per share, basic	$0.05	$0.20	$(0.11)	$0.01

Earnings (loss) per share, diluted	$0.05	$0.18	$(0.11)	$0.01

The results of the fourth quarter of 2005 include expense of $2.7 million, net of tax, related to an advertising barter transaction in which we exchanged flight credits in our frequent flyer program for promotional consideration.

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

Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, we have concluded that our internal control over financial reporting was not effective as of December 31, 2005 due to a material weakness.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company has determined that a material weakness exists relating to inadequate staffing and a lack of financial accounting expertise. This deficiency resulted in certain adjustments to revenue, advertising expense, depreciation, and deferred compensation. Although none of these adjustments were material, until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim Consolidated Financial Statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the Internal Control – Integrated Framework.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears below.

Remediation of Material Weakness in Internal Control.

The lack of staff resources and financial expertise arose due to employee turnover and the inability of the Company to timely fill accounting and other financial related positions. Our management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediating the material weakness identified. However, as of December 31, 2005, the Company had not fully remediated the material weakness in the Company’s internal control over financial reporting. The Company’s remediation plan is as follows:

•	The Company has staffed a number of key accounting and financial management positions and is diligently seeking to fill open supporting staff positions.

•	The Company will add additional accounting management positions.

•	The Company will provide education regarding effective review procedures to the appropriate accounting and financial personnel.

In addition, the Company will continue to monitor the effectiveness of these remedial actions and make any further changes as management determines to be appropriate.

Other than the changes identified above, there have been no changes to our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that AirTran Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of a material weakness related to inadequate staffing and lack of sufficient accounting expertise, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AirTran Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2005, management has determined that a material weakness exists relating to inadequate staffing and a lack of financial accounting expertise. This deficiency resulted in certain adjustments to revenue, advertising expense, and depreciation and deferred compensation. Although no material misstatements were discovered, until this deficiency is remediated, there is a more than remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 9, 2006 on those financial statements.

In our opinion, management’s assessment that AirTran Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the control criteria, AirTran Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 9, 2006

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

Certain information required by this Item is incorporated herein by reference to our Proxy Statement to be used in connection with the solicitation of proxies for our annual meeting of stockholders to be held May 24, 2006, which Proxy Statement is to be filed with the Commission (2005 Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated herein by reference to our 2006 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,826,103	$7.77	970,514

Equity compensation plans not approved by security holders	—	n/a	—

Total	5,826,103	$7.77	970,514

(1)	Includes our 1993, 1994 and 1996 Stock Option Plans and our 2002 Long-Term Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(2)	Financial Statement Schedules (included in Item 15(d) below)

Schedule II(a) - Valuation and Qualifying Accounts - AirTran Holdings, Inc.

(a)(3)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)

4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2

10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)

10.2	1993 Incentive Stock Option Plan (2)(3)

10.3	1994 Stock Option Plan (2)(3)

10.4	1995 Employee Stock Purchase Plan (4)

10.5*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)

10.7	1996 Stock Option Plan (3)(6)

10.8	Airways Corporation 1995 Stock Option Plan (3)(8)

10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)

10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)

10.11	Orlando International Lease and Use Agreement (10)

10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)

10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)

10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.15	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)

10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)

10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)

10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)

10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)

10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)

10.22*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

10.23*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)

10.24*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)

10.25*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)

10.26*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)

10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.28*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (23) individual Aircraft Lease Agreements (18)

10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.30*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)

10.31*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)

10.32*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)

10.33*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)

10.34*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)

10.35*	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)

10.36*	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (20)

10.37*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)

10.38*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)

10.39*	Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent

10.40*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent

10.41*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (7)

10.42	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options (23)

21.1	Subsidiaries of AirTran Holdings, Inc. (19)

21.2	Subsidiaries of AirTran Airways, Inc. (19)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14

32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

99.2	Letter of Resignation from Robert L. Priddy (22)

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, (Commission File No. 0-24164), filed with the Commission on August 11, 1995.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC. (Registrant)

By:	/s/ Joseph B. Leonard Joseph B. Leonard Chairman and Chief Executive Officer Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard Joseph B. Leonard Chairman of the Board and Chief Executive Officer	March 9, 2006

/s/ Robert L. Fornaro Robert L. Fornaro President and Chief Operating Officer	March 9, 2006

/s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, and Chief Financial Officer (Principal Accounting and Financial Officer)	March 9, 2006

/s/ J. Veronica Biggins J. Veronica Biggins Director	March 9, 2006

/s/ Don L. Chapman Don L. Chapman Director	March 9, 2006

/s/ Jere A. Drummond Jere A. Drummond Director	March 9, 2006

/s/ John F. Fiedler John F. Fiedler Director	March 9, 2006

/s/ Lewis H. Jordan Lewis H. Jordan Director	March 9, 2006

/s/ Robert L. Priddy Robert L. Priddy Director	March 9, 2006

/s/ William J. Usery William J. Usery Director	March 9, 2006

/s/ Peter D’Aloia Peter D’Aloia Director	March 9, 2006

AirTran Holdings, Inc.

Schedule II (a) - Valuation and Qualifying Accounts

(In thousands)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS - DESCRIBE		DEDUCTIONS - DESCRIBE		BALANCE AT END OF PERIOD
Year ended December 31, 2005
Allowance for Doubtful Accounts	$627	$516	$—		$649	(2)	$494
Allowance for Obsolescence	987	305	—		—		1,292
Valuation Allowance for Deferred Tax Assets	—	—	—				—

Total	$1,614	$821	$—		$649		$1,786

Year ended December 31, 2004
Allowance for Doubtful Accounts	$603	$709	$—		$685	(2)	$627
Allowance for Obsolescence	733	301	—		47	(3)	987
Reserve for Lease Termination	4,021	—	—		4,021	(4)	—
Valuation Allowance for Deferred Tax Assets	4,053	(1,326)	(2,727	)(5)	—		—

Total	$9,410	$(316)	$(2,727)		$4,753		$1,614

Year ended December 31, 2003
Allowance for Doubtful Accounts	$1,425	$510	$—		$1,332	(2)	$603
Allowance for Obsolescence	1,212	866	—		1,345	(3)	733
Reserve for Lease Termination	5,068	—	—		1,047	(4)	4,021
Valuation Allowance for Deferred Tax Assets	56,048	(15,860)	(36,135	)(1)	—		4,053

Total	$63,753	$(14,484)	$(36,135)		$3,724		$9,410

(1)	Reversal of valuation allowance—$1.7 million to goodwill, $8.4 million to additional paid-in capital and $26.1 million to deferred tax assets and liabilities
(2)	Uncollectible amounts charged to allowance for doubtful accounts
(3)	Obsolete items charged to allowance for obsolescence
(4)	Lease payments for B737 aircraft charged against the reserve
(5)	$2.7 million write-off of state net operating loss carryforwards against valuation allowance

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (As Amended and Restated on July 28, 2005 (13)

4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2

10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)

10.2	1993 Incentive Stock Option Plan (2)(3)

10.3	1994 Stock Option Plan (2)(3)

10.4	1995 Employee Stock Purchase Plan (4)

10.5*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)

10.7	1996 Stock Option Plan (3)(6)

10.8	Airways Corporation 1995 Stock Option Plan (3)(8)

10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)

10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)

10.11	Orlando International Lease and Use Agreement (10)

10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)

10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)

10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.15	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)

10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)

10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)

10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)

10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)

10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)

10.22*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

10.23*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)

10.24*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)

10.25*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)

10.26*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)

10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.28*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (22) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (22) individual Aircraft Lease Agreements (18)

10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.30*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)

10.31*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)

10.32*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)

10.33*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)

10.34*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)

10.35*	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)

10.36*	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Branch (“RBS”), as Security Agent (20)

10.37*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)

10.38*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)

10.39*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008

10.40	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options

21.1	Subsidiaries of AirTran Holdings, Inc. (19)

21.2	Subsidiaries of AirTran Airways, Inc. (19)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15-(d)-14

32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

99.2	Letter of Resignation from Robert L. Priddy (21)

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, (Commission File No. 0-24164), filed with the Commission on August 11, 1995.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.