Form 10-Q
period 2006-03-31
AIRTRAN HOLDINGS INC
filed 2006-05-08
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file No. 1-15991

AirTran Holdings, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	58-2189551
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9955 AirTran Boulevard, Orlando, Florida	32827
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 251-5600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of the close of business on April 24, 2006:

90,767,694

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended March 31, 2006

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Revenues:
Passenger	$399,345	$289,136
Cargo	1,214	596
Other	15,483	9,975

Total operating revenues	416,042	299,707

Operating Expenses:
Aircraft fuel	139,275	85,438
Salaries, wages and benefits	92,265	78,333
Aircraft rent	53,737	44,582
Maintenance, materials and repairs	39,114	23,290
Distribution	15,948	15,251
Landing fees and other rents	22,653	18,042
Aircraft insurance and security services	5,899	5,253
Marketing and advertising	11,042	9,516
Depreciation	6,074	4,318
Other operating	34,532	25,125

Total operating expenses	420,539	309,148

Operating Loss	(4,497)	(9,441)

Other (Income) Expense:
Interest income	(4,504)	(2,347)
Interest expense	7,425	4,943

Other expense, net	2,921	2,596

Loss Before Income Taxes	(7,418)	(12,037)
Income tax benefit	(2,810)	(4,008)

Net Loss	$(4,608)	$(8,029)

Loss per Common Share
Basic	$(0.05)	$(0.09)
Diluted	$(0.05)	$(0.09)

Weighted-average Shares Outstanding
Basic	87,775	86,743
Diluted	87,775	86,743

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$198,218	$370,572
Restricted cash	21,863	19,443
Short-term investments	207,150	75
Accounts receivable, less allowance of $486 and $494 at March 31, 2006 and December 31, 2005, respectively	41,000	29,795
Spare parts, materials and supplies, less allowance for obsolescence of $1,401 and $1,292 at March 31, 2006 and December 31, 2005, respectively	25,244	10,945
Deferred income taxes	5,678	5,678
Prepaid expenses and other current assets	20,973	18,150

Total current assets	520,126	454,658

Property and Equipment:
Flight equipment	531,785	418,319
Less: Accumulated depreciation	(47,264)	(43,676)

	484,521	374,643

Purchase deposits for flight equipment	142,129	133,530

Other property and equipment	92,342	92,269
Less: Accumulated depreciation	(41,479)	(39,158)

	50,863	53,111

Total property and equipment	677,513	561,284

Other Assets:
Goodwill	8,350	8,350
Tradename	21,567	21,567
Debt issuance costs	10,708	10,285
Deferred income taxes – noncurrent	24,881	18,825
Prepaid aircraft rent	59,592	57,850
Other assets	31,682	26,090

Total assets	$1,354,419	$1,158,909

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,477	$38,082
Accrued liabilities	108,189	98,001
Air traffic liability	197,311	115,157
Current portion of lease obligations	861	717
Current portion of long-term debt	95,944	70,515

Total current liabilities	446,782	322,472

Long-term lease obligations	13,612	13,971
Long-term debt, less current portion	453,693	387,396
Other long-term liabilities	84,355	83,150

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock	—	—
Common stock	90	89
Additional paid-in-capital	381,263	372,599
Accumulated deficit	(25,376)	(20,768)

Total stockholders’ equity	355,977	351,920

Total liabilities and stockholders’ equity	$1,354,419	$1,158,909

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net Loss	$(4,608)	$(8,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,821	4,546
Amortization of deferred gains from sale/leaseback of aircraft	(1,096)	(1,096)
Provisions for uncollectible accounts	155	69
Loss on asset disposal	1,068	773
Excess tax benefits from share-based compensation	(2,395)	—
Deferred taxes	(6,056)	(4,008)
Share-based compensation	695	882
Changes in current operating assets and liabilities:
Restricted cash	(2,420)	(999)
Accounts receivable	(11,360)	(8,072)
Spare parts, materials and supplies	(14,408)	4,303
Other assets	(7,187)	(9,720)
Accounts payable, accrued and other liabilities	18,162	16,167
Air traffic liability	82,154	52,509

Net cash provided by operating activities	59,525	47,325

Investing activities:
Purchases of property, plant and equipment	(19,933)	(4,587)
Payment of aircraft purchase deposits, net	(19,012)	(12,663)
Purchase of available-for-sale securities	(689,450)	(295,450)
Sales of available-for-sale securities	482,375	218,100

Net cash used for investing activities	(246,020)	(94,600)

Financing activities:
Issuance of long-term debt	18,635	—
Payments of lease obligations and long-term debt	(13,624)	(2,208)
Debt issuance costs	(1,234)	—
Excess tax benefits from share-based compensation	2,395	—
Proceeds from sale of common stock	7,969	681

Net cash provided by (used for) financing activities	14,141	(1,527)

Net decrease in cash and cash equivalents	(172,354)	(48,802)
Cash and cash equivalents at beginning of period	370,572	307,493

Cash and cash equivalents at end of period	$198,218	$258,691

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment under debt	$86,500	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature (other than non-recurring adjustments, which have been separately disclosed), necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Business

We offer scheduled airline services primarily in short-haul markets principally in the eastern United States.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States.

Fuel Adjustment

In March 2006, we corrected an error in our accounting for fuel expense recorded in prior periods. From 2003 to 2005, we had over-expensed, on a cumulative basis, fuel expense as a result of certain calculation errors related to fuel taxes. We concluded that the error was not material, either individually or in the aggregate, to our results of operations of any prior period is not anticipated to be material to our results of operations for the year ending December 31, 2006, to trends for those periods affected, or to a fair presentation of our financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, we reduced our aircraft fuel expense and increased prepaid fuel (spare parts, materials, and supplies) by $6.8 million to correct this error in the first quarter of 2006.

Reclassification

Certain 2005 amounts in the Condensed Consolidated Statement of Cash Flows have been classified to conform to current presentation.

Stock-Based Employee Compensation

We have stock-based compensation plans covering officers, directors and key employees. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share Based Payment, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and revises the guidance in SFAS 123, Accounting for Stock-Based Compensation.

Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with APB No. 25 and related interpretations. Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less that the market value of our common stock on the grant date. Prior to the adoption of SFAS 123R, as required under the disclosure provisions of SFAS 123, we provided pro forma net income (loss) and earnings (loss) per share for each period presented as if we had applied the fair value method to measure stock-based compensation expense.

The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provision on SFAS 123 (in thousands, except for per share amounts):

Three Months Ended March 31, 2005
Net loss, as reported	$(8,029)

Add: Stock-based employee compensation expense included in reported operations, net of related tax effects	535

Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(872)

Pro forma net loss	$(8,366)

EARNINGS (LOSS) PER SHARE:

Basic, as reported	$(0.09)
Basic, pro forma	$(0.10)

Diluted, as reported	$(0.09)
Diluted, pro forma	$(0.10)

The adoption of SFAS 123R affected our accounting for stock options and our employee stock purchase plan. The change in the accounting for the stock purchase plan does not have a material impact on our statement of operations.

Stock Options

SFAS 123R is effective for all stock options that we grant beginning January 1, 2006. For those stock options that were granted prior to January 1, 2006, but for which the vesting period is not complete, we used the “modified prospective method” of accounting permitted under SFAS 123R. Under this method, stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, must be accounted for on a prospective basis with the related cost being recognized in the financial statements beginning with the first quarter of 2006 using the grant date fair values previously calculated for our pro forma disclosures. We will recognize the related compensation costs not previously recognized in the pro forma disclosures over the remaining vesting period.

During 2005, we accelerated the vesting for all unvested stock options awarded that had an exercise price greater than the market price on the date of the acceleration. The purpose of accelerating the vesting of these options was to avoid compensation expense in 2006 associated with the unvested options upon adoption of SFAS 123R. We have recognized $0.1 million in compensation expense related to the adoption of SFAS 123R during the three months ended March 31, 2006. As all outstanding options vested during the first quarter 2006, and we do not anticipate granting any options during 2006, we do not expect to incur additional expense related to the adoption of SFAS 123R for the year ending December 31, 2006.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as a operating cash flow. The accompanying unaudited Statements of Cash Flows for the three months ended March 31, 2006 includes excess tax benefit of $2.4 million.

We utilize the Black-Scholes model to estimate the fair value of options at the date of grant. There were no options granted during the three months ended March 31, 2006.

A summary of stock option activity under the aforementioned plan is as follows:

	Options	Weighted Average Price
Balance at January 1, 2006	4,856,864	$7.77
Issued	—	—
Exercised	(814,390)	$6.07
Canceled	(609,783)	$18.69

Balance at March 31, 2006	3,432,691	$6.31

Exercisable at March 31, 2006	3,348,460	$6.47

The following table summarizes information concerning outstanding and exercisable options at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2.78 - 4.00	1,151,033	3.8	$3.28	1,151,033	$3.28
4.22 -5.97	747,362	5.6	$4.91	747,362	$4.91
6.08 - 9.12	1,109,810	5.6	$8.05	1,025,579	$8.05
10.00 -13.80	424,486	8.7	$12.43	424,486	$12.43
2.78-13.80	3,432,691	5.4	$6.31	3,348,460	$6.47

The intrinsic value of the options exercised in the first quarter 2006 and 2005, determined as of the date of exercise of options, was $8.7 million and $0.2 million, respectively. The fair value of the shares exercised as of March 31, 2006 was $2.4 million.

Restricted Stock Awards

Stock awards have been granted to our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests and are valued at the fair market value of the stock on the date of issuance. During the first three months of 2006, we granted approximately 17,000 stock awards and recorded deferred compensation related to such awards of approximately $0.3 million. Approximately $0.7 million of deferred compensation was amortized as compensation expense during the first three months of 2006. Approximately 110,000 shares of common stock were issued during the first three months of 2006 relating to these stock awards.

Prior to our adoption of SFAS 123R, we presented unearned compensation related to restricted stock awards as a separate component of stockholders’ equity. In accordance with SFAS 123R, on January 1, 2006, we reclassified unearned compensation as additional paid-in capital on our balance sheet.

Note 2 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
(in thousands, except per share amounts)	2006	2005
NUMERATOR:
Net income (loss) available to common stockholders	$(4,608)	$(8,029)

DENOMINATOR:
Weighted-average shares outstanding, basic and diluted	87,775	86,743

EARNINGS (LOSS) PER SHARE:
Basic	$(0.05)	$(0.09)

Diluted	$(0.05)	$(0.09)

Excluded from the diluted earnings per share calculation for the three month periods ended March 31, 2006 and 2005 are 11.2 million shares related to our 7% convertible notes, stock options, restricted stock and 1.0 million shares issuable for detachable stock purchase warrants because the effect of including these shares would have been anti-dilutive.

Note 3 - Commitments and Contingencies

Aircraft Purchase Commitments

During the first quarter of 2006, we took delivery of five B737 aircraft. Of the five aircraft, two were leased under operating leases while three were purchased through debt financing. Subsequent to the end of the quarter, we exercised options and purchase rights to acquire 24 additional B737 aircraft with delivery dates through 2010 and also acquired new purchase rights for 12 additional B737 aircraft from the aircraft manufacturer with delivery dates through 2012. As of March 31, 2006, we had on order two B717 aircraft with delivery dates in 2006 and 75 B737 aircraft with delivery dates between 2006 and 2010. The table below illustrates all aircraft scheduled for delivery through 2010, including the effect of the aforementioned transactions:

	Firm Aircraft Deliveries
	B737	B717
2006	13	2
2007	19	—
2008	18	—
2009	15	—
2010	10	—

Total *	75	2

*	We have purchase rights to acquire up to 12 B737 aircraft in addition to the totals shown above.

Of the 75 B737 aircraft on order, we have secured lease financing on five of the aircraft to be delivered in 2006 through an arrangement with an aircraft leasing company and have secured debt financing for 12 of the aircraft, including eight to be delivered in 2006, through arrangements with financial institutions. As a result, we have secured financing for all our B737 aircraft scheduled for delivery in 2006. Additionally, we have entered into sale/leaseback transactions with the aircraft leasing company referred to above with respect to six related spare engines to be delivered through 2010 for the B737 aircraft.

During 2006, we are scheduled to take delivery of two remaining B717 aircraft, which are to be leased through an affiliate of the aircraft manufacturer.

General Indemnifications and Litigation

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

Airways’ aircraft lease transaction documents contain customary indemnities concerning withholding taxes under which we are responsible in some circumstances, should withholding taxes be imposed, for paying such amounts of additional rent as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2023. The maximum potential payment under these indemnities cannot be determined.

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

Debt

The components of long-term debt, including capital lease obligations were (in thousands):

	March 31, 2006	December 31, 2005
Floating rate aircraft notes payable through 2018, 5.76% weighted average interest rate	$141,092	$138,906
Fixed rate aircraft notes payable through 2018, 6.95% weighted average interest rate	80,771	—
7.00% Convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.64% weighted-average interest rate	107,036	107,036
Floating rate aircraft pre-delivery deposit financing payable through 2007, 6.08% interest rate	62,403	57,153
Floating rate aircraft pre-delivery deposit financing payable through 2008, 5.74% interest rate	27,947	19,950
Floating rate aircraft pre-delivery deposit financing payable through 2008, 6.58% interest rate	5,388	9,866
Capital lease obligations payable through 2015, 14.03% weighted-average interest rate	14,473	14,688

Total long-term debt	564,110	472,599
Current maturities	(96,805))	(71,232)

Long-term debt maturities	$467,305	$401,367

Additional Permanent Aircraft Financing Facility

On February 14, 2006, we entered into a fourth floating rate aircraft facility, pursuant to which we financed the acquisition of two additional B737. We took delivery of the first such aircraft in February 2006 and the second such aircraft in March 2006. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $58.0 million with maturities between February and March 2018. The notes bear interest at a floating rate per annum above the six-month LIBOR, 6.39% and 6.47%, respectively at March 31, 2006, and are payable semi-annually.

During April 2006, we exercised the fixed rate option on three of our floating rate aircraft notes. The notes are payable through 2018 and paid interest at a floating rate per annum above the six-month LIBOR and have been modified to bear interest at a fixed rate of 6.925%, 6.95% and 6.965%, respectively. Payments of principal and interest will continue to be paid semi-annually.

Credit Facility

As of March 31, 2006 $14.5 million of restricted cash on the accompanying consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities.

Note 4 - Income Taxes

Our effective income tax rate was 37.9 percent for the three months ended March 31, 2006 compared to 33.3 percent for the three months ended March 31, 2005. Included in our 2005 effective tax rate were non-recurring discrete items related to state income taxes that reduced our effective tax rate.

Note 5 – Subsequent Event

On April 6, 2006, 55,468 warrants were exercised for the purchase of our common stock. Each warrant entitled the purchaser to 18.0289 shares of common stock for a total of 1,000,024 warrant shares at $4.51 per warrant share. Total proceeds from aforementioned transaction amounted to approximately $4.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the cost and availability of aviation fuel. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. .

OVERVIEW

The first quarter of 2006 was another challenging quarter for us as we saw the price of fuel, which has become our largest expense, reach record-high levels and remain at historically high levels throughout the quarter. Additionally two of our significant competitors continue to operate under the protection of bankruptcy law as they reorganize their operations. Excess industry capacity continues to contribute to intense price competition. However, during the quarter we began to see several competitors reduce capacity in key markets we serve.

For the first quarter of 2006, we continued our expansion, increasing capacity or available seat miles (ASM), by 24.4 percent. Passengers carried or revenue passenger seat miles (RPM), increased by 24.9 percent, resulting in a load factor of 70.8 percent, up 0.3 percentage points from the prior year quarter. More importantly, unit revenue or revenue per available seat mile (RASM), increased by 11 percent resulting in overall revenue growth of nearly 39 percent.

Our fleet expanded to 110 aircraft during the first quarter of 2006 with the delivery of five new Boeing 737-700 (B737) aircraft. Subsequent to the end of the quarter, we exercised options and purchase rights for 24 additional B737 with delivery dates into 2010. We plan to continue our growth by adding two additional B717 and 13 B737 aircraft throughout the remainder of 2006. Our expectation is that these new aircraft will play an important role in our effort to continue providing our customers with a mix of low fares and excellent customer service while also improving our financial results, increasing revenue opportunities and lowering our cost of doing business.

As we continue into 2006, our capacity is anticipated to increase at about the same level as the first quarter – we estimate our capacity at the end of the year to be about 23 percent higher than 2005. We initiated service to White Plains, NY in April and will be adding seasonal service to Seattle, WA in May. We anticipate that both of these markets will increase our revenue opportunities.

We will continue to face several challenges through the year. Managing costs in the face of record fuel levels will continue to be a primary focus. We estimate that in the second quarter 2006, based on projected crude oil prices ranging from $70 to $75 a barrel and refinery prices ranging from $15 to $20 a barrel, our all-in fuel cost per gallon will be $2.35 to $2.40 per gallon.

Two of our competitors are operating in bankruptcy which creates uncertainty in a number of competitive markets in both the near and long term. Additionally as our fuel costs continue to rise, we cannot guarantee that we will be able to raise revenues to match the increasing fuel costs.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States.

RESULTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

The table below sets forth selected financial and operating data for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,				Percent Change
	2006		2005
Revenue passengers	4,487,485		3,557,709		26.1
Revenue passenger miles (RPM) (000s)	3,060,268		2,449,780		24.9
Available seat miles (ASM) (000s)	4,321,744		3,473,998		24.4
Passenger load factor	70.8%		70.5%		0.3	pts.
Break-even load factor	72.1%		73.5%		(1.4	) pts.
Average fare	$88.99		$81.27		9.5
Average yield per RPM	13.05	¢	11.80	¢	10.6
Passenger revenue per ASM	9.24	¢	8.32	¢	11.1
Operating cost per ASM	9.73	¢	8.90	¢	9.3
Average stage length (miles)	646		659		(2.0)
Average cost of aircraft fuel per gallon, including fuel taxes	196.63	¢	147.86	¢	33.0
Average daily utilization (hours:minutes)	11:12		10:57		(2.3)
Number of operating aircraft in fleet at end of period	110		92		19.6

Summary

We recorded an operating loss of $4.5 million, a net loss of $4.6 million and loss per basic and diluted common share of $0.05 for the first quarter of 2006. Included in the results of the first quarter was a credit of $4.2 million, net of tax, related to the correction of an error in our accounting for fuel expense in prior periods. See Note 1 of the Notes to Condensed Consolidated Financial Statements. Excluding the credit related to the prior period fuel expense correction, we would have recorded net loss of $8.8 million and loss per basic and diluted common share of $0.10 for the first quarter 2006. For the comparative period in 2005, we recorded operating loss of $9.4 million, net loss of $8.0 million and earnings per basic and diluted common share of $0.09.

Operating Revenues

Our operating revenues for the three months ended March 31, 2006 increased $116.3 million (38.8 percent), primarily due to a 38.1 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 24.9 percent increase in passengers, as measured by RPMs, and an increase in our average yield per RPM of 10.6 percent to 13.05 cents per RPM. The increase in yield resulted primarily from a 9.5 percent increase in our average fare to $88.99. This increase in yield, when combined with our 0.3 percentage point increase in passenger load factor, resulted in an 11.1 percent increase in passenger unit revenues or RASM to 9.24 cents per ASM.

Since March 31, 2005, we have taken delivery of four B717 and 14 B737 aircraft. As a result, our capacity, as measured by ASMs, increased 24.4 percent. Our traffic, as measured by RPMs, increased 24.9 percent, resulting in a 0.3 percentage point increase in passenger load factor to 70.8 percent.

Operating Expenses

Our operating expenses increased by $111.4 million (36.0 percent) on an ASM increase of 24.4 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or our operating expenses per ASM, for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,				Percent Change
	2006		2005
Aircraft fuel	3.22	¢	2.46	¢	30.9
Salaries, wages and benefits	2.13		2.26		(5.8)
Aircraft rent	1.24		1.28		(3.1)
Maintenance, materials and repairs	0.91		0.67		35.8
Distribution	0.37		0.44		(15.9)
Landing fees and other rents	0.52		0.52		—
Aircraft insurance and security services	0.14		0.15		(6.7)
Marketing and advertising	0.26		0.28		(7.1)
Depreciation	0.14		0.12		16.7
Other operating	0.80		0.72		11.1

Total CASM	9.73	¢	8.90	¢	9.3

Aircraft fuel increased 30.9 percent on an ASM basis. Aircraft fuel increased primarily due to escalating fuel prices. Our fuel price per gallon increased 33.0 percent from 147.86 cents during the first quarter of 2005 to 196.63 cents, including taxes, during the first quarter of 2006. The level of our flight operations, as measured by block hours flown, increased 21.4 percent while our fuel consumption per block hour increased slightly 1.1 percent to 662 gallons. In a continued effort to reduce our fuel costs, we have been adding winglets to our B737 aircraft as they are delivered. These enhancements extend the aircraft range, improve performance, and reduce fuel costs.

In March 2006, we corrected an error our accounting for fuel expense recorded in prior periods. From 2003 to 2005, we had over-expensed, on a cumulative basis, fuel expense as a result of certain calculation errors related to fuel taxes. We concluded that the error was not material, either individually or in the aggregate, to our results of operations of any prior period is not anticipated to be material to our results of operations for the year ending December 31, 2006, to trends for those periods affected, or to a fair presentation of our financial statements for those periods. Accordingly, results for prior periods have not been restated. Instead, we reduced our aircraft fuel expense and increased prepaid fuel (spare parts, materials, and supplies) by $6.8 million to correct this error in the first quarter of 2006.

Salaries, wages and benefits decreased 5.8 percent on an ASM basis, primarily due to gains in productivity driven by the increased number of aircraft and higher daily utilization. We employed approximately 6,900 full-time equivalent employees, as of March 31, 2006, representing a 13.1 percent increase over the comparative period in 2005.

Maintenance, materials and repairs increased 35.8 percent on an ASM basis. On a block hour basis, maintenance costs increased 38.3 percent to $365 per block hour primarily due to an increase in our power by the hour contractual rates for our B717 engines. As the original manufacturer warranties expire on our B717 and B737 aircraft the maintenance, repair and overhaul of major aircraft components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually we pay monthly fees based on either the number of flight hours flown or the number of landings.

Distribution costs decreased 15.9 percent on an ASM basis reflecting the new rates in our GDS agreements that were renegotiated during the fourth quarter 2005. Additionally for the three months ended March 31, 2006, approximately 59% of our revenue sales were made via our internal website, Airtran.com. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agent systems (GDS).

Aircraft insurance and security services decreased 6.7 percent on an ASM basis. While the addition of 18 new Boeing aircraft to our fleet since March 31, 2005 increased our total insured hull value and related insurance premiums, the decrease on an ASM basis is primarily due to a reduction in hull and liability insurance rates and security costs for our fleet coverage.

Marketing and advertising decreased 7.1 percent on an ASM basis due to less costly online advertising and reduced spending for marketing and advertising on new destinations.

Depreciation increased 16.7 percent on an ASM basis, primarily due to the purchase of six B737 aircraft since March 31, 2005 and purchases of spare aircraft parts for the new B737 fleet. With the exception of the six B737’s, all aircraft additions since March 31, 2005 were lease financed rather than purchased.

Other operating expenses increased 11.1 percent on an ASM basis primarily from added passenger-related costs associated with the higher level of operations and contractual costs related to the opening of new destinations and routes.

Non-operating Expenses

Other expense, net increased by $0.3 million. Higher invested cash balances along with higher interest rates increased interest income by $2.2 million. Interest expense increased by $2.5 million primarily due aircraft debt financings and pre-delivery purchase deposit financings entered into during 2005 and 2006.

Income Tax Expense

Our effective income tax rate was 37.9 percent for the three months ended March 31, 2006 compared to 33.3 percent for the three months ended March 31, 2005. Included in our 2005 effective tax rate were non-recurring discrete items related to state income taxes that reduced our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are cash provided by operating and financing activities. Our primary uses of cash are for working capital (including labor and fuel costs), capital expenditures and general corporate purposes, which may include the acquisition of other airlines and their assets, whether in connection with bankruptcy proceedings relating to such carriers of their assets or otherwise in other investments in strategic alliances, code-sharing agreements or other business arrangements.

Our total cash, including cash and cash equivalents, restricted cash and short-term investments totaled $427.2 million and $390.1 million at March 31, 2006, and December 31, 2005, respectively. Short-term investments represent auction rate securities with reset periods less than 12 months.

Operating activities for the three months ended March 31, 2006 generated $59.5 million of cash compared to $47.3 million for the comparable period in 2005. The increase was, primarily, due to an increase in passenger bookings for future travel and a decrease in net loss. This was offset by an increase in accounts receivables and spare parts, material and supplies.

Investing activities for the three months ended March 31, 2006 used $246.0 million in cash compared to $94.6 million for the comparable period in 2005. Our investing activities primarily consist of capital expenditures related to aircraft, aircraft purchase deposits required for scheduled deliveries in future periods and purchases and sales of auction rate securities. Additionally, cash is used for the purchase of spare parts and equipment related to the B717 and B737 aircraft fleets.

Financing activities for the three months ended March 31, 2006 generated $14.1 million of cash compared to usage of $1.5 million for the comparable period in 2005. During 2006, we generated cash from the issuance of debt financing for aircraft pre-delivery deposits of $18.6 million, offset by debt repayments of $13.6 million. Additionally during 2006 we generated $8.0 million from the sale of common stock and $2.4 million related to excess tax benefits from share-based compensation.

Aircraft Purchase Commitments

During the first quarter of 2006, we took delivery of five B737 aircraft. Of the five aircraft, two were leased under operating leases while three were purchased through debt financing. Subsequent to the end of the quarter, we exercised options and purchase rights to acquire 24 additional B737 aircraft with delivery dates through 2010 and also acquired new purchase rights for 12 additional B737 aircraft from the aircraft manufacturer with delivery dates through 2012. As of March 31, 2006, we had on order two B717 aircraft with delivery dates in 2006 and 75 B737 aircraft with delivery dates between 2006 and 2010. The table below illustrates all aircraft scheduled for delivery through 2010, including the effect of the aforementioned transactions:

	Firm Aircraft Deliveries
	B737	B717
2006	13	2
2007	19	—
2008	18	—
2009	15	—
2010	10	—

Total *	75	2

*	We have purchase rights to acquire up to 12 B737 aircraft in addition to the totals shown above.

Of the 75 B737 aircraft on order, we have secured lease financing on five of the aircraft to be delivered in 2006 through an arrangement with an aircraft leasing company and have secured debt financing for 12 of the aircraft, including eight to be delivered in 2006, through arrangements with financial institutions. As a result, we have secured financing for all our B737 aircraft scheduled for delivery in 2006. Additionally, we have entered into sale/leaseback transactions with the aircraft leasing company referred to above with respect to six related spare engines to be delivered through 2010 for the B737 aircraft.

During 2006, we are scheduled to take delivery of two remaining B717 aircraft, which are to be leased through an affiliate of the aircraft manufacturer.

Debt Agreements

On February 14, 2006, we entered into a fourth floating rate aircraft facility, pursuant to which we financed the acquisition of two additional B737. We took delivery of the first such aircraft in February 2006 and the second such aircraft in March 2006. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $58.0 million with maturities between February and March 2018. The notes bear interest at a floating rate per annum above the six-month LIBOR, 6.39% and 6.47%, respectively at March 31, 2006, and are payable semi-annually.

During April 2006, we exercised the fixed rate option on three of our floating rate aircraft notes. The notes are payable through 2018 and paid interest at a floating rate per annum above the six-month LIBOR and have been modified to bear interest at a fixed rate of 6.925%, 6.95% and 6.965%, respectively. Payments of principal and interest will continue to be paid semi-annually.

Credit Facility

As of March 31, 2006 $14.5 million of restricted cash on the accompanying consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities.

Other Sources of Liquidity

We have various options available to meet our capital and operating commitments including internally generated funds and various borrowing or leasing options. Additionally we have an outstanding shelf registration which we may utilize to raise funds for aircraft financings or other purposes in the future. There can be no assurance that financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if we are unable to raise prices to cover our costs, we may slow our growth, including through the subleasing of certain of our aircraft.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than those discussed below.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2006 and 2005 represented approximately 33.1 percent and 27.6 percent of our operating expenses, respectively. Excluding the effect of the credit related to the correction of the error in our fuel accounting, aircraft fuel expense for the three months ended March 31, 2006 would have represented approximately 34.7 percent of our operating expenses. Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of March 31, 2006, utilizing fixed-price and cap arrangements, we entered into agreements for approximately 28.5 percent and 15.4 percent of our anticipated fuel needs at a weighted average price of $1.64 and $1.54, respectively per gallon of aviation fuel for the remainder of 2006 and 2007, including delivery of such fuel to our operation hub in Atlanta and other locations. Subsequent to the end of the quarter, we entered into additional fuel purchase contracts. These new contracts changed our total future fuel commitments such that as of April 24, 2006, we have entered into agreements for approximately 30.9 percent of our fuel needs in the remainder of 2006 at prices no higher than $1.70 per gallon of aviation fuel.

Based on our 2006 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $32.2 million including the effect of our fuel purchase contracts. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information that we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of March 31, 2006, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. As a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

As discussed in the Form 10-K filing for the fiscal year ended December 31, 2005, we determined that a material weakness exists relating to inadequate staffing and a lack of financial accounting expertise. Our management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediating the material weakness identified. However, as of March 31, 2006, the Company had not fully remediated the material weakness in the Company’s internal control over financial reporting. The Company’s remediation plan is as follows:

•	During the first quarter the Company has filled one of its open supporting staff positions and is diligently seeking to fill the remaining two open staff positions.

•	During the first quarter the Company filled one additional accounting management position.

•	The Company will provide education regarding effective review procedures to the appropriate accounting and financial personnel.

The remediation efforts described above have materially affected our internal controls over financial reporting. Other than those remediation efforts, there has been no change in our internal control over financial reporting during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “AirTran,” “we,” “our,” or “us” in this Item 1A, we mean AirTran Holdings, Inc. and its subsidiaries, unless the context suggests otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No. Description

10.41	-	Loan Agreement, dated as of February 10, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and Wells Fargo Bank Northwest, National Association, as Security Agent

31.1	-	Rule 13(a)-14 Certification of Chief Executive Officer

31.2	-	Rule 13(a)-14 Certification of Chief Financial Officer

32.1	-	CEO certification pursuant to 18 U.S.C. Section 1350

32.2	-	CFO certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: May 8, 2006	/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President Finance,
and Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.41 -	Loan Agreement, dated as of February 10, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and Wells Fargo Bank Northwest, National Association, as Security Agent

31.1 -	CEO certification pursuant to Rule 13(a)-14

31.2 -	CFO certification pursuant to Rule 13(a)-14

32.1 -	CEO certification pursuant to 18 U.S.C. Section 1350

32.2 -	CFO certification pursuant to 18 U.S.C. Section 1350