Form 10-K/A
period 2005-12-31
AIRTRAN HOLDINGS INC
filed 2006-08-09
CIK 948846

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Amendment No. 1 Overview

AirTran Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A to our Form 10-K for the year ended December 31, 2005 to reflect the restatement of our previously issued financial statements and other information to correct inadvertent errors in accounting for fuel expense and to revise certain other disclosure language following comments received in connection with a review of certain of our periodic filings by the Staff of the Securities and Exchange Commission. For further discussion of the restatement, see Note 1 to our consolidated financial statements and Item 9A contained herein.

In March 2006, we identified certain inadvertent errors that had resulted in misstatements of previously reported fuel expenses and recorded an adjustment for the cumulative effect of the errors in the quarter ended March 31, 2006. Based on our initial assessment that the misstatements were not material to our previously issued financial statements and the cumulative adjustment would not be material to our expected 2006 operating results, we recorded a $6.8 million favorable adjustment to fuel expense for the quarter ended March 31, 2006. However, on August 4, 2006, management and the Audit Committee of the Board of Directors concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 to correct our reported fuel expense in 2004, 2005 and the first quarter of 2006, rather than solely in the first quarter of 2006. We arrived at this conclusion during the course of responding to inquiries arising from comments from the Staff relating to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Accordingly, our financial statements for 2004, 2005 and the first quarter of 2006 in our original filings should no longer be relied upon. In connection with the filing of amended periodic reports, management determined also to revise such reports to modify or amplify certain disclosures that we had indicated to the Staff would be addressed in our future periodic filings. Management and the Chairman of our Audit Committee also discussed these matters with our independent registered public accountants.

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 1, 1A, 6, 7, 7A, 8, 9A and 15 of our originally filed Annual Report on Form 10-K for the year ended December 31, 2005 and no other items in our originally filed Form 10-K are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-K. Except for the aforementioned adjustment, this Form 10-K/A does not materially modify or update other disclosures in the original Form 10-K, including the nature and character of such disclosure to reflect events occurring after March 9, 2006, the filing date of the original Form 10-K. Accordingly this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Year Ended December 31,
	2005	2005	2004	2004
(in 000s, except per share data)	Restated	Previously Reported	Restated	Previously Reported
Consolidated Statement of Operations
Aircraft fuel	$462,672	$472,774	$251,323	$247,980
Operating income	$23,490	$13,388	$29,501	$32,844
Income before income taxes	$13,024	$2,922	$16,680	$20,023
Net income	$8,076	$1,722	$10,103	$12,255
Income per common share:
Basic	$0.09	$0.02	$0.12	$0.14
Diluted	$0.09	$0.02	$0.11	$0.14

	December 31, 2005	December 31, 2005	December 31, 2004	December 31, 2004
(in 000s)	Restated	Previously Reported	Restated	Previously Reported
Consolidated Balance Sheet
Spare parts, materials and supplies	$14,610	$10,945	$24,968	$28,311
Deferred income taxes	$16,268	$18,825	$17,899	$16,708
Total assets	$1,160,017	$1,158,909	$903,579	$905,731
Accrued liabilities	$94,907	$98,001	$80,024	$80,024
Accumulated deficit	$(16,566)	$(20,768)	$(24,642)	$(22,490)

Impact on Management’s Assessment of Internal Control over Financial Reporting: In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly account for fuel expense constituted a material weakness in our internal control over financial reporting. As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

We have performed an extensive review of our fuel accounting in an effort to ensure that this amendment reflects all necessary adjustments. As discussed in our Form 10-K/A for the year ended December 31, 2005 and the Form 10-Q/A for the quarter ended March 31, 2006, we have adopted a remediation plan to address this material weakness. As part of such remediation plan, we have also designed new internal control procedures to help remediate the issues associated with controls over fuel expense reporting and to provide that our fuel expense will be properly accounted for in future periods, including the following:

•	In March 2006, we implemented revised controls in order to provide that our fuel expense is properly stated. Specifically, the following controls were revised or implemented: i) a formal review of our fuel expense analyses was performed and is being performed on a monthly basis, ii) monthly reconciliations of our prepaid fuel balances to vendor statements are being performed and reviewed, and iii) procedures to periodically confirm outstanding balances owed to or from our fuel suppliers are being performed. We have implemented procedures that we believe remediate this material weakness. We are in the process of completing our testing to confirm that the procedures are operating effectively.

FORWARD-LOOKING INFORMATION

Statements in this Form 10-K/A report (or otherwise made by AirTran or on AirTran’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change. Although these expectations may change, we may not inform you if they do. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of our report on Form 10-K/A under “Risk Factors”. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

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

Fuel

Aircraft fuel is a significant expenditure and accounted for 32.4 percent, 24.8 percent and 21.5 percent of our 2005, 2004 and 2003 operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We utilize fuel purchase contracts consisting of both fixed-price and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party using pricing mechanisms that are designed to minimize our exposure to fuel price fluctuations.

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

Fuel Tax

We pay federal, state, and other taxes on fuel. We paid approximately $41.4 million, $28.8 million, and $20.2 million in fuel taxes during 2005, 2004 and 2003, respectively.

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

Aircraft fuel is a significant expenditure and accounted for 32.4 percent, 24.8 percent and 21.5 percent of our 2005, 2004 and 2003 operating expenses, respectively. Due to the effect of economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning the production, transportation or marketing of aircraft fuel, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. For 2006, if jet fuel increased $1 per barrel, our fuel expense, net of fuel contract arrangements, would increase approximately $5.3 million based on current and projected operations.

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

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA (RESTATED)

The following financial information for the five years ended December 31, 2005 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related Notes thereto included elsewhere herein.

Financial Data: (in 000s, except per share data)	2005		2004		2003		2002		2001
Operating revenues	$1,450,544		$1,041,422		$918,040		$733,370		$665,164
Net income (loss)	$8,776		$10,103	(1)	$100,517	(2)	$10,745	(3)	$(2,757	)(4)
Earnings (loss) per common share:
Basic	$0.09		$0.12		$1.33		$0.15		$(0.04)
Diluted	$0.09		$0.11		$1.21		$0.15		$(0.04)
Total assets at year-end	$1,160,017		$903,579		$808,364		$473,450		$497,816
Long-term debt obligations including current maturities at year-end	$472,599		$313,970		$246,836		$210,173		$268,211
Operating Data:
Revenue passengers	16,638,214		13,170,230		11,651,340		9,653,777		8,302,732
Revenue passenger miles (RPM) (000s)(5)	11,301,534		8,479,262		7,143,125		5,581,263		4,506,007
Available seat miles (ASM) (000s)(6)	15,369,505		11,977,443		10,046,385		8,255,809		6,537,756
Passenger load factor(7)	73.5%		70.8%		71.1%		67.6%		68.9%
Break-even load factor(8)	72.9%		69.6%		64.1%		66.7%		66.3%
Average fare	$83.98		$76.33		$76.38		$73.93		$78.11
Average yield per RPM(9)	12.36	¢	11.86	¢	12.46	¢	12.79	¢	14.39	¢
Passenger revenue per ASM(10)	9.09	¢	8.39	¢	8.86	¢	8.64	¢	9.92	¢
Operating cost per ASM (CASM)(11)	9.28	¢	8.45	¢	8.28	¢	8.51	¢	9.33	¢
Average stage length (miles)	651		628		599		567		541
Average cost of aircraft fuel per gallon, including fuel taxes	180.98	¢	122.04	¢	98.39	¢	90.37	¢	93.85	¢
Average daily utilization (hours: minutes)(12)	11:00		10:54		10:56		10:36		9:54
Number of operating aircraft in fleet at end of period	105		87		74		65		59

Note: All special items listed below are pre-tax.

(1)	Includes a $1.3 million credit related to our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport and $1.5 million of additional expense relating to prior periods fuel expense adjustment.
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
(12)	The average amount of time per day that an aircraft flown is operated in revenue service

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

YEAR IN REVIEW

2005 was another challenging year for the airline industry; the year was marked by intense competition, high energy prices, hurricanes, and capacity growth by airlines. As a result we have seen three of our competitors enter bankruptcy with one competitor liquidating in early 2006. At one point during 2005 nearly half of all of the domestic U.S. capacity was in bankruptcy. Despite the challenges of 2005, we concluded the year as one of a few domestic passenger airlines to report a profit, recording $8.1 million in net income for the year.

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

RESULTS OF OPERATIONS

2005 Compared to 2004

Summary

We recorded operating income of $23.5 million, net income of $8.1 million and diluted earnings per common share of $0.09 for the year ended December 31, 2005. For the comparative period in 2004, we recorded operating income of $29.5 million, net income of $10.1 million, and diluted earnings per common share of $0.11. These 2004 results included $1.3 million in other income (expense), primarily related to payment of a break-up fee to us in connection with our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport and $1.5 million of additional expense relating to correction of fuel expense from prior period. The adjustment was deemed to not be material to the previously issued financial statements and that the cumulative adjustment was not material to our 2004 operating results.

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

Operating Expenses

Our operating expenses for the twelve months ended December 31, 2005 increased $415.1 million (41.0 percent) or 9.8 percent on an ASM basis. Our financial results were significantly affected by changes in the price of fuel. During 2005 we experienced record high aircraft fuel prices driven by sharp increases in the cost of crude oil and disruptions to the Gulf Coast refineries as a result of hurricanes.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated periods:

	Twelve months ended December 31,				Percent change
	2005		2004
Aircraft fuel	3.01	¢	2.10	¢	43.3%
Salaries, wages and benefits	2.14		2.28		(6.1)
Aircraft rent	1.25		1.26		(0.8)
Maintenance, materials and repairs	0.66		0.58		13.8
Landing fees and other rents	0.53		0.52		1.9
Distribution	0.44		0.42		4.8
Marketing and advertising	0.24		0.23		(4.3)
Aircraft insurance and security services	0.15		0.19		(21.1)
Depreciation	0.13		0.12		8.3
Other operating	0.73		0.75		(2.7)

Total CASM	9.28	¢	8.45	¢	9.8%

Aircraft fuel increased 43.3 percent on an ASM basis, primarily due to escalating fuel prices. Our fuel price per gallon, including all fees and taxes, increased 48.3 percent from $1.22 for the twelve months ended December 31, 2004 to $1.81 for twelve months ended December 31, 2005. The level of our flight operations, as measured by block hours flown, increased 23.3 percent while our fuel consumption per block hour increased slightly 0.6 percent to 667 gallons. In a continued effort to reduce our fuel costs, we have begun adding winglets to our B737 aircraft as they are delivered. These enhancements extend the aircraft range, improve performance, and reduce fuel costs.

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

Income Tax Expense

Our effective income tax rate was 38.0 percent and 39.4 percent for the twelve months ended December 31, 2005, and 2004, respectively. Our tax expense for December 31, 2005 includes a one-time benefit of $1.7 million resulting from an adjustment to our deferred tax liabilities for a decrease in our state effective rate. The overall rate increase resulted primarily from permanent differences related to stock compensation.

At December 31, 2005 and 2004, NOL carryforwards for income tax purposes were approximately $257.4 million and $236.8 million, respectively, which begin to expire in 2017. Management has determined that it is more likely than not that the deferred tax assets will be realized due to the reversal of deferred tax liabilities and projected short term income, therefore no valuation allowance has been recorded at December 31, 2005 and 2004.

2004 Compared to 2003

Summary

Our performance during 2004 marked a major financial milestone – we surpassed one billion dollars in total revenues for the year. We recorded operating income of $29.5 million, net income of $10.1 million and diluted earnings per common share of $0.11 for the twelve months ended December 31, 2004. These 2004 results reflect a $1.3 million credit primarily related to our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport. For the comparative period in 2003, we recorded operating income of $86.3 million, net income of $100.5 million, and diluted earnings per common share of $1.21. Additionally, we recorded expense of $1.5 million in the first quarter 2004 related to an error in our fuel expense on periods prior to 2004. The adjustment was deemed to not be material to the previously issued financial statements and that the cumulative adjustment was not material to our 2004 operating results.

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

Operating Expenses

Our operating expenses for the twelve months ended December 31, 2004 increased $180.2 million (21.7 percent) or increased 2.1 percent on an ASM basis. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. In addition, our financial results are significantly affected by changes in the fuel price. During 2004, we experienced then record aircraft fuel prices derived from sharp increases in the cost of crude oil. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated period:

	Twelve months ended December 31,				Percent change
	2004		2003
Aircraft fuel	2.10	¢	1.78	¢	17.9%
Salaries, wages and benefits	2.28		2.31		(1.3)
Aircraft rent	1.26		1.24		1.6
Other operating	0.75		0.78		(3.8)
Maintenance, materials and repairs	0.58		0.63		(7.9)
Landing fees and other rents	0.52		0.52		—
Distribution	0.42		0.45		(6.7)
Marketing and advertising	0.23		0.24		(4.2)
Aircraft insurance and security services	0.19		0.20		(5.0)
Depreciation	0.12		0.13		(7.7)

Total CASM	8.45	¢	8.28	¢	2.1%

Aircraft fuel, including fuel-hedging activities, increased 17.9 percent on an ASM basis. The cost of aircraft fuel reached then record highs during 2004 with our average per gallon cost, including all fees, taxes, and hedging activities increasing 24.0 percent to $1.22. Our overall fuel consumption also increased 13.4 percent primarily due to the growth of our operations. Improvements to our fuel consumption per block hour partially offset our greater fuel consumption and the record price increases. Our fuel consumption improved 2.0 percent per block hour compared to 2003. Our fuel performance improvements directly relate to our transition to an aircraft fleet comprised of two aircraft types that are significantly more fuel-efficient than the DC-9s that were replaced. We retired our last DC-9 aircraft at the beginning of 2004 and accepted delivery of fourteen new B737 and B717 aircraft during the remainder of the year. Our fixed-price fuel contracts and fuel cap contracts reduced our fuel expense by $38.6 million and $7.4 million during 2004 and 2003, respectively.

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

Commitments

Our contractual commitments to be paid as follows as of December 31, 2005 (in millions) are:

Nature of commitment	Total	2006	2007-2008	2009-2010	Thereafter
Operating lease payments for aircraft and facility obligations(1)	$6,074.0	$265.5	$647.2	$752.4	$4,408.9
Aircraft fuel purchases	23.2	14.9	8.3	—	—
Long-term debt obligations(1)	1,180.7	139.0	173.5	153.5	714.7
Other	6.0	1.5	3.0	1.5	—

Total contractual obligations and Commitments	$7,283.9	$420.9	$832.0	$907.4	$5,123.6

(1)	Includes related interest payments, forecasted at the current interest rates, on the aforementioned debt of approximately $268 million. The schedule above assumes that we will lease all aircraft, except for fifteen aircraft committed under debt financing, even though financing has not been arranged for all aircraft. Debt agreements generally carry terms of twelve years and are repaid either quarterly or semiannually. Lease agreements are generally for fifteen to nineteen years.

A variety of assumptions are necessary in order to derive the information with respect to contractual commitments described in the above table, including, but not limited to (i) the timing of the aircraft delivery dates; and (ii) estimated rental factors which are correlated to floating interest rates prior to delivery. Rental factors on future aircraft deliveries are estimated at the current rate plus an estimated monthly increase of 0.5 percent per month. Our actual obligations may differ from these estimates under different assumptions or conditions.

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

We also sell points in our A+ Rewards Program to third parties, such as credit card companies, internet service providers and car rental agencies. A portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale.

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

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended 2005 and 2004 represented approximately 32.4 percent and 24.8 percent of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. Based in our 2006 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel for the year ended December 31, 2005, would increase fuel expense for the next twelve months by approximately $37.5 million including the effects of our fuel purchase contracts. Comparatively, based on 2005 fuel usage, a 10 percent increase in fuel prices would have resulted in an increase in fuel expense of approximately $47.3 million, including the effects of our contracts. As of December 31, 2005, utilizing advanced fuel purchase contracts, we had committed to purchase 97.8 million and 59.9 million gallons of aviation fuel at a weighted average price per gallon of $1.65 and $1.54, respectively, for 2006 and 2007. This represents 31.0 percent and 15.4 percent of our anticipated fuel needs for 2006 and 2007, respectively, including delivery to our operations hub in Atlanta and other locations.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006, except for the effects of the additional material weakness described in the fifth paragraph of that report, as to which the date is August 7, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 9, 2006, except for Note 1,

as to which the date is August 7, 2006

AirTran Holdings, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year ended December 31,
	2005 (Restated)	2004 (Restated)	2003
Operating Revenues:
Passenger	$1,397,295	$1,005,263	$889,950
Other	53,249	36,159	28,090

Total operating revenues	1,450,544	1,041,422	918,040
Operating Expenses:
Aircraft fuel	462,672	251,323	178,737
Salaries, wages and benefits	329,299	273,514	231,728
Aircraft rent	192,394	150,959	124,203
Maintenance, materials and repairs	101,964	69,514	63,600
Landing fees and other rents	80,774	62,322	52,810
Distribution	67,395	50,890	45,354
Marketing and advertising	36,400	27,569	24,112
Aircraft insurance and security services	23,100	22,888	19,684
Depreciation	20,224	14,628	12,628
Other operating	112,832	88,314	78,866

Total operating expenses	1,427,054	1,011,921	831,722

Operating Income	23,490	29,501	86,318
Other (Income) Expense:
Interest income	(11,771)	(5,275)	(3,345)
Interest expense	22,237	19,428	28,303
Other	—	(1,332)	—
Payment under the Emergency Wartime Supplemental Appropriations Act	—	—	(38,061)
Deferred debt discount/issuance cost write-off	—	—	12,257

Other (income) expense, net	10,466	12,821	(846)

Income Before Income Taxes	13,024	16,680	87,164
Income tax expense (benefit)	4,948	6,577	(13,353)

Net Income	$8,076	$10,103	$100,517

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Income (Continued)

(In thousands, except per share data)

	Year ended December 31,
	2005 (Restated)	2004 (Restated)	2003
Earnings Per Common Share
Net Income Per Share, Basic	$0.09	$0.12	$1.33

Net Income Per Share, Diluted	$0.09	$0.11	$1.21

Weighted-Average Shares Outstanding
Basic	87,337	85,261	75,345

Diluted	90,185	89,523	86,607

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(Restated)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$370,572	$307,493
Restricted cash	19,443	7,854
Short-term investments	75	26,975
Accounts receivable, less allowance of $494 and $627 at December 31, 2005 and 2004, respectively	29,795	19,376
Spare parts and supplies, less allowance for obsolescence of $1,292 and $987 at December 31, 2005 and 2004, respectively	14,610	24,968
Deferred income taxes	5,678	7,442
Prepaid expenses and other current assets	18,150	14,613

Total current assets	458,323	408,721
Property and Equipment:
Flight equipment	418,319	294,966
Less: Accumulated depreciation	(43,676)	(34,036)

	374,643	260,930
Purchase deposits for flight equipment	133,530	69,833
Other property and equipment	92,269	82,854
Less: Accumulated depreciation	(39,158)	(29,682)

	53,111	53,172

Total property and equipment	561,284	383,935
Other Assets:
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	10,285	7,607
Deferred income taxes	16,268	17,899
Prepaid aircraft rent	57,850	43,577
Other assets	26,090	11,923

Total assets	$1,160,017	$903,579

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets (Continued)

(In thousands, except per share data)

(Restated)

	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,082	$20,988
Accrued and other liabilities	94,907	80,024
Air traffic liability	115,157	87,571
Current portion of capital lease obligations	717	886
Current portion of long-term debt	70,515	12,950

Total current liabilities	319,378	202,419
Long-term capital lease obligations	13,971	14,559
Long-term debt	387,396	285,575
Other liabilities	83,150	69,142
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 88,791 and 86,617 shares issued and outstanding at December 31, 2005 and 2004, respectively	89	87
Additional paid-in capital	376,627	361,063
Unearned compensation	(4,028)	(4,624)
Accumulated deficit	(16,566)	(24,642)

Total stockholders’ equity	356,122	331,884

Total liabilities and stockholders’ equity	$1,160,017	$903,579

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2005 (Restated)	2004 (Restated)	2003
Operating activities:
Net income	$8,076	$10,103	$100,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,160	15,982	15,741
Amortization of deferred gains from sales/leaseback of aircraft	(4,385)	(4,385)	(4,961)
Provisions for uncollectible accounts	516	709	510
Deferred debt discount/issuance cost	—	—	12,257
Loss on asset disposal	2,307	256	—
Deferred income taxes	4,946	6,428	(13,608)
Stock based compensation	3,513	2,460
Other	80	113	—
Changes in current operating assets and liabilities:
Restricted cash	(11,589)	1,944	24,375
Accounts receivable	(10,935)	(2,631)	1,156
Spare parts, materials and supplies	10,054	(6,104)	(10,961)
Other assets	(37,402)	(18,431)	(15,234)
Accounts payable, accrued and other liabilities	49,688	22,850	1,888
Air traffic liability	27,586	8,825	21,566

Net cash provided by operating activities	64,615	38,119	133,246
Investing activities:
Purchases of property and equipment	(35,359)	(26,449)	(20,802)
Aircraft purchase deposits payments	(71,692)	(19,842)	(44,447)
Purchases of available-for-sale securities	(829,100)	(26,975)	—
Sales of available-for-sale-securities	856,000	—	—

Net cash used for investing activities	(80,151)	(73,266)	(65,249)
Financing activities:
Issuance of long-term debt	96,690	—	125,582
Debt issuance costs	(4,610)	(1,163)	(3,918)
Payments on long-term debt	(24,561)	(5,879)	(90,467)
Buy back of detachable stock purchase warrants	—	—	(11,690)
Proceeds from sale of common stock, net of expenses	11,096	10,975	147,052

Net cash provided by financing activities	78,615	3,933	166,559

Net increase (decrease) in cash and cash equivalents	63,079	(31,214)	234,556
Cash and cash equivalents at beginning of year	307,493	338,707	104,151

Cash and cash equivalents at end of year	$370,572	$307,493	$338,707

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2003	71,132	$71	$187,885	$—	$(809)	$(135,262)	$51,885
Issuance of common stock for exercise of options	2,082	2	6,874	—	—	—	6,876
Issuance of common stock under stock purchase plan	117	—	937	—	—	—	937
Issuance of common stock for debt	1,015	1	5,499	—	—	—	5,500
Issuance of common stock in secondary offering	9,116	9	139,230	—	—	—	139,239
Issuance of common stock for detachable purchase stock warrants exercised	747	1	(1)	—	—	—	—
Buy back of detachable stock purchase warrants	—	—	(11,690)	—	—	—	(11,690)
Tax benefit related to exercise of nonqualified stock options	—	—	8,411	—	—	—	8,411
Net income	—	—	—	—	—	100,517	100,517
Unrealized gain on derivative instruments	—	—	—	—	538	—	538

Total comprehensive income							101,055

Balance at December 31, 2003	84,209	84	337,145	—	(271)	(34,745)	302,213
Issuance of common stock for exercise of options	2,292	2	9,717	—	—	—	9,719
Issuance of common stock under stock purchase plan	116	1	1,255	—	—	—	1,256
Unearned compensation on common stock issues	—	—	7,084	(7,084)	—	—	—
Amortization of unearned compensation	—	—	—	2,460		—	2,460
Tax benefit related to exercise of nonqualified stock options	—	—	5,862	—	—	—	5,862
Net income (Restated)	—	—	—	—	—	10,103	10,103
Unrealized gain on derivative instruments	—	—	—	—	271	—	271

Total comprehensive income (Restated)							10,376

Balance at December 31, 2004 (Restated)	86,617	87	361,063	(4,624)	—	(24,642)	331,884
Issuance of common stock for exercise of options	1,783	2	9,775	—	—	—	9,777
Issuance of common stock under stock purchase plan	145	—	1,320	—	—	—	1,320
Unearned compensation on common stock issues	246	—	2,917	(2,917)	—	—	—
Amortization of unearned compensation	—	—	—	3,513	—	—	3,513
Tax benefit related to exercise of nonqualified stock options and restricted stock	—	—	1,552	—	—	—	1,552
Net income (Restated)	—	—	—	—	—	8,076	8,076

Balance at December 31, 2005 (Restated)	88,791	$89	$376,627	$(4,028)	$—	$(16,566)	$356,122

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

Note 1 – Restatement and Summary of Significant Accounting Policies

Restatement

We have restated our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2005 to reflect adjustments in our accounting for fuel expense. The accompanying Consolidated Financial Statements were restated only to reflect the adjustments described below and do not reflect events occurring after March 9, 2006, the date of the filing of our original Form 10-K, or modified or updated those disclosures that have been affected by subsequent events.

Except for the aforementioned adjustment, this Form 10-K/A does not modify or update other disclosures in the original Form 10-K, including the nature and character of such disclosure to reflect events occurring after March 9, 2006, the filing date of the Form 10-K. Accordingly this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC.

Fuel Expense: In March 2006, we identified certain inadvertent errors that had resulted in misstatements of previously reported fuel expenses and recorded an adjustment for the cumulative effect of the errors in the quarter ended March 31, 2006. Based on our initial assessment that the misstatements were not material to our previously issued financial statements and the cumulative adjustment would not be material to our expected 2006 operating results, we recorded a $6.8 million favorable adjustment to fuel expense for the quarter ended March 31, 2006. However, on August 4, 2006, our management and the Audit Committee of our Board of Directors concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 to correct our reported fuel expense in 2004, 2005 and the first quarter of 2006, rather than solely in the first quarter of 2006. We arrived at this conclusion during the course of responding to inquiries arising from comments from the Staff of the SEC relating to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Year Ended December 31,
(in 000s, except per share data)	2005	2005	2004	2004
	Restated	Previously Reported	Restated	Previously Reported
Consolidated Statement of Operations
Aircraft fuel	$462,672	$472,774	$251,323	$247,980
Operating income	$23,490	$13,388	$29,501	$32,844
Income before income taxes	$13,024	$2,822	$16,680	$20,023
Net income	$8,076	$1,722	$10,103	$12,255
Income per common share:
Basic	$0.09	$0.02	$0.12	$0.14
Diluted	$0.09	$0.02	$0.11	$0.14

(in 000s,)	December 31, 2005	December 31, 2005	December 31, 2004	December 31, 2004
	Restated	Previously Reported	Restated	Previously Reported
Consolidated Balance Sheet
Spare parts, materials and supplies	$14,610	$10,945	$24,968	$28,311
Deferred income taxes	$16,268	$18,825	$17,899	$16,708
Total assets	$1,160,017	$1,158,909	$903,579	$905,731
Accrued liabilities	$94,907	$98,001	$80,024	$80,024
Accumulated deficit	$(16,566)	$(20,768)	$(24,642)	$(22,490)

The restatement also resulted in changes to the Consolidated Statements of Stockholder’s Equity and Cash Flows in addition to Notes 1, 5, 8, 11 and 14.

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

We also sell points in our A+ Rewards Program to third parties, such as credit card companies, internet service providers and car rental agencies. A portion of these point sales is deferred and recognized as passenger revenue when transportation is provided. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale.

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

	For Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net income, as reported	$8,076	$10,103	$100,517
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	2,059	1,500	—
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,891)	(3,815)	(5,425)

Pro forma net income (loss)	$6,244	$7,788	$95,092

EARNINGS PER SHARE:
Basic, as reported	$0.09	$0.12	$1.33
Basic, pro forma	$(0.07)	$0.09	$1.26
Diluted, as reported	$0.09	$0.11	$1.21
Diluted, pro forma	$0.07	$0.09	$1.10

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

Note 3 - Commitments and Contingencies

Fuel Risk Management:

Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of December 31, 2005, utilizing advanced fuel purchase contracts, we had committed to purchase 97.8 million and 59.9 million gallons of aviation fuel at a weighted average price per gallon of $1.65 and $1.54, respectively, for 2006 and 2007. This represents 31.0 percent and 15.4 percent of our anticipated fuel needs for 2006 and 2007, respectively, including delivery to our operations hub in Atlanta and other locations.

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

Note 5 - Accrued and Other Liabilities

The components of accrued and other liabilities were (in thousands):

	December 31,
	2005 (Restated)	2004 (Restated)
Deferred gains from sale/leaseback of aircraft	$62,366	$66,751
Accrued salaries, wages and benefits	32,383	33,042
Accrued interest	17,309	9,890
Deferred credits	15,503	2,339
Accrued federal excise taxes	9,120	8,513
Unremitted fees collected from passengers	7,624	5,659
Accrued maintenance	2,461	2,644
Accrued insurance	1,381	3,848
Other	29,910	16,480

	178,057	149,166
Less non-current deferred gains from sale/leaseback of aircraft	(57,968)	(62,353)
Less non-current other	(18,745)	(5,023)
Less non-current deferred rent	(6,437)	(1,766)

Accrued and other liabilities	$94,907	$80,024

Note 6 - Debt

The components of long-term debt, including capital lease obligations were (in thousands):

	December 31,
	2005	2004
Floating rate aircraft notes payable due 2017, 5.63% weighted average interest rate	$138,906	$57,500
7.00% Convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.68% weighted-average interest rate	107,036	116,025
Floating rate aircraft pre-delivery deposit financing payable through 2007, 5.74%	57,153	—
Floating rate aircraft pre-delivery deposit financing payable through 2008, 6.30%	19,950	—
Floating rate aircraft pre-delivery deposit financing payable through 2006, 6.65%	9,866	—
Capital lease obligations payable through 2015, 14.03% weighted-average interest rate	14,688	15,445

Total long-term debt	472,599	313,970
Less current maturities	(71,232)	(13,836)

	$401,367	$300,134

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

We have interests in variable interest entities (VIEs) in connection with our aircraft leases where the lessor is a trust established specifically to purchase, finance and lease aircraft to us. Such trusts generally meet the criteria for VIEs. We are not the primary beneficiary of such leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. We meet these initial criteria for exclusion from primary beneficiary status in all but two of our aircraft leases. We are a party to two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts for such two leases, because even taking into consideration these purchase options, we still are not the primary beneficiary based on our analysis of the potential impact of these leases on our cash flow. Our maximum exposure under these two leases is limited to the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

Note 8 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	For the years ending December 31,
	2005 (Restated)	2004 (Restated)	2003
Numerator:
Net income	$8,076	$10,103	$100,517
Plus income effect of assumed conversion-interest on convertible debt	—	—	4,565

Income before assumed conversion, diluted	$8,076	$10,103	$105,082

Denominator:
Weighted-average shares outstanding, basic	87,337	85,261	75,345
Effect of dilutive stock options	2,187	3,639	3,936
Effect of dilutive restricted shares	97	—	—
Effect of detachable stock purchase warrants	564	623	1,216
Effect of convertible debt	—	—	6,110

Adjusted weighted-average shares outstanding, diluted	90,185	89,523	86,607

Basic earnings per common share	$0.09	$0.12	$1.33

Diluted earnings per common share	$0.09	$0.11	$1.21

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of stock option activity under the aforementioned plans is as follows:

	Options	Weighted- Average Price
Balance at January 1, 2003	9,784,989	$5.73
Granted	848,808	5.84
Exercised	(2,082,000)	3.25
Canceled	(56,023)	13.86

Balance at December 31, 2003	8,495,774	$6.20
Granted	514,405	12.40
Exercised	(2,147,149)	12.66
Canceled	(40,773)	4.26

Balance at December 31, 2004	6,822,257	$7.20
Granted	—	—
Exercised	(1,773,550)	$5.56
Canceled	(191,843)	$8.81
Balance at December 31, 2005	4,856,864	$7.77

Exercisable at December 31, 2005	4,604,928	$7.89

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.78 - 4.00	1,329,867	4.1	$3.29	1,329,867	$3.29
$ 4.13 - 5.97	1,095,968	5.9	4.95	929,298	4.96
$ 6.08 - 9.12	1,377,522	5.8	8.07	1,292,434	8.16
$10.00 - 13.03	449,307	8.1	12.06	449,129	12.06
$13.80 - 21.38	604,200	0.1	18.82	604,200	18.82

$ 2.78 - 21.38	4,856,864	4.9	$7.77	4,604,928	$7.89

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

Note 11 - Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	For the years ending December 31,
	2005 (Restated)	2004 (Restated)	2003
Current provision (benefit):
Federal	$—	$—	$—
State	—	282	255

Total current provision (benefit)	—	282	255
Deferred provision:
Federal	5,414	5,729	(12,853)
State	(466)	566	(755)

Total deferred provision	4,948	6,295	(13,608)

Provision (benefit) for income taxes	$4,948	$6,577	$(13,353)

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes is as follows (in thousands):

	For the years ending December 31,
	2005 (Restated)	2004 (Restated)	2003
Tax computed at federal statutory rate	$4,558	$5,838	$30,508
State income tax, net of federal tax benefit	320	820	2,672
Change in state effective tax rate	(1,695)	48	—
Reduction state net operating loss carryforwards	910	2,511	—
Debt discount amortization	—	—	591
Utilization of preacquisition net operating loss carryforwards	—	—	2,252
Stock grant, non-deductible compensation expense	627	431	—
Other	228	220	331
Valuation allowance, including the effect of changes to prior year deferred tax assets	—	(3,291)	(49,707)

	$4,948	$6,577	$(13,353)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	As of December 31,
	2005 (Restated)	2004 (Restated)
Deferred tax liabilities:
Depreciation	$89,375	$69,923
Rent expense	23,028	18,492

Gross deferred tax liabilities	112,403	88,415
Deferred tax assets:
Deferred gains from sale and leaseback of aircraft	23,138	25,432
Accrued liabilities	12,681	6,073
Federal operating loss carryforwards	89,399	73,045
State operating loss carryforwards	3,877	3,540
AMT credit carryforwards	3,292	3,292
Other	1,962	2,374

Gross deferred tax assets	134,349	113,756

Valuation allowance	—	—

Net deferred tax assets	134,349	113,756

Total net deferred taxes	$21,946	$25,341

At December 31, 2005 and 2004, federal net operating loss carryforwards for income tax purposes were approximately $257.4 million and $236.8 million, respectively, which begin to expire in 2017. State net operating loss carryforwards at December 31, 2005 and 2004, respectively, were $153.6 million and $132.9 million. In addition, our AMT credit carryforwards for income tax purposes were $3.3 million at December 31, 2005 and 2004. Management has determined that it is more likely than not that the deferred tax assets will be realized, and therefore, no valuation allowance has been recorded at December 31, 2005 and 2004.

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

Note 14 - Quarterly Financial Data (Unaudited)

As discussed in Note 1, we have restated our financial statements and other financial information, including the unaudited quarterly information presented below, due to an error in our fuel expense. Unaudited summarized financial data by quarter for 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2005
Operating revenue	$299,707	$366,323	$374,644	$409,870
Operating income (loss):
As originally reported	$(9,441)	$19,536	$1,239	2,054
Adjustment	1,101	4,068	2,181	2,752

Restated	$(8,340)	$23,604	3,420	4,806

Net Income (loss):
As originally reported	$(8,029)	11,359	(228)	(1,380)
Adjustment	734	2,679	1,192	1,749

Restated	$(7,295)	14,038	964	369

Earnings (loss) per share:
Basic:
As originally reported	$(0.09)	$0.13	$—	$(0.02)

Adjustment	0.01	0.03	0.01	0.02

Restated	$(0.08)	$0.16	$0.01	$—

Diluted:
As originally reported	$(0.09)	$0.13	$—	$(0.02)

Adjustment	0.01	0.02	0.01	0.02

Restated	$(0.08)	$0.15	$0.01	$—

2004
Operating revenue	$241,406	$275,004	$245,640	$279,372
Operating income (loss):
As originally reported	$10,276	$31,018	$(11,992)	$3,542
Adjustment	(1,789)	(1,168)	419	(805)

Restated	$8,487	$29,850	$(11,573)	$2,737

Net income (loss):
As originally reported	$4,113	$16,786	$(9,769)	$1,125
Adjustment	(1,109)	(724)	265	(583)

Restated	$3,004	$16,062	$(9,504)	$542

Earnings (loss) per share:
Basic:
As originally reported	$0.05	$0.20	$(0.11)	$0.01
Adjustment	(0.01)	(0.01)	—	—

Restated	$0.04	$0.19	$(0.11)	$0.01

Diluted:
As originally reported	$0.05	$0.18	$(0.11)	$0.01
Adjustment	(0.02)	(0.01)	—	—

Restated	$0.03	$0.17	$(0.11)	$0.01

The results of the fourth quarter of 2005 include expense of $2.7 million, net of tax, related to an advertising barter transaction in which we exchanged flight credits in our frequent flyer program for promotional consideration.

The restated results of the first quarter of 2004 include $1.5 million of additional expense relating to corrections of fuel misstatements from prior periods.

ITEM 9A CONTROLS AND PROCEDURES

Restatement

In March 2006, we identified certain inadvertent errors that had resulted in misstatements of previously reported fuel expenses and recorded an adjustment for the cumulative effect of the errors in the quarter ended March 31, 2006. Based on our initial assessment that the misstatements were not material to our previously issued financial statements and the cumulative adjustment would not be material to our expected 2006 operating results, we recorded a $6.8 million favorable adjustment to fuel expense for the quarter ended March 31, 2006. However, on August 4, 2006, our management and the Audit Committee of our Board of Directors concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 to correct our reported fuel expense in 2004, 2005 and the first quarter of 2006, rather than solely in the first quarter of 2006. We arrived at this conclusion during the course of responding to inquiries arising from comments from the Staff of the SEC relating to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”).

Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, we concluded that our internal control over financial reporting was not effective as of December 31, 2005 due to a material weakness. A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company determined that a material weakness exists relating to inadequate staffing and a lack of financial accounting expertise. This deficiency resulted in certain adjustments to revenue, advertising expense, depreciation, and deferred compensation. Although none of these adjustments were material, until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim Consolidated Financial Statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Additionally, because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria in the Internal Control – Integrated Framework. Subsequently, management concluded that our failure to identify the inadvertent errors in our fuel expense constituted a second material weakness in our internal controls over financial reporting. Management has revised its earlier assessment to include the second material weakness; however, our conclusion that our internal control over financial reporting was not effective as of December 31, 2005 remains unchanged.

Management’s revised assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also has audited the Company’s restated consolidated financial statements included in the Amendment. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

Remediation of Material Weakness in Internal Control.

The lack of staff resources and financial expertise arose due to employee turnover and the inability of the Company to timely fill accounting and other financial related positions. Our management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediating the first material weakness identified above. However, as of December 31, 2005, the Company had not fully remediated the material weakness in the Company’s internal control over financial reporting. The Company’s remediation plan is as follows:

•	The Company has staffed a number of key accounting and financial management positions and is diligently seeking to fill open supporting staff positions.

•	The Company will add additional accounting management positions.

•	The Company will provide education regarding effective review procedures to the appropriate accounting and financial personnel.

Additionally, the Company identified an additional material weakness that existed as of December 31, 2005 related to our accounting for fuel expense. The material weakness resulted in the restatement of our financial statements for the years ended December 31, 2004 and 2005 and the quarter ended March 31, 2006. We have taken the following specific actions to remediate this material weakness:

•	In March 2006, the Company implemented controls in order to ensure that fuel expense is properly stated. Specifically the following controls were implemented: i) a formal review of all analyses was performed and is being performed on a monthly basis, ii) monthly reconciliations of our prepaid fuel balances to vendor statements are performed and reviewed, and iii) procedures to periodically confirm outstanding balances owed to or from suppliers are being performed. We have implemented procedures that we believe remediate this material weakness. We are in the process of completing our testing to confirm that the procedures are operating effectively.

Other than the changes identified above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial reporting, that AirTran Holdings, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of material weaknesses related to a) inadequate staffing and lack of sufficient accounting expertise and b) the accounting for fuel expense, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. In its assessment as of December 31, 2005, management has determined that a material weakness exists relating to inadequate staffing and a lack of financial accounting expertise. This deficiency resulted in certain adjustments to revenue, advertising expense, depreciation and deferred compensation. Although no material misstatements were discovered as a result of this deficiency, until it is remediated, there is a more than remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. In addition, in August of 2006 management decided to restate its consolidated financial statements for the two years ended December 31, 2005 to correct inadvertent errors in accounting for fuel expense. The insufficient controls resulting in the errors in accounting for fuel expense represent an additional material weakness.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 9, 2006, except for Note 1, as to which the date is August 7, 2006, on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 9, 2006, except for the effects of the additional material weakness described in the fifth paragraph above,

as to which the date is August 7, 2006

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(2) Financial Statement Schedules (included in Item 15(d) below)

Schedule II(a) - Valuation and Qualifying Accounts - AirTran Holdings, Inc.

(a)(3) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)
4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)
10.2	1993 Incentive Stock Option Plan (2)(3)
10.3	1994 Stock Option Plan (2)(3)
10.4	1995 Employee Stock Purchase Plan (4)
10.5*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)
10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)
10.7	1996 Stock Option Plan (3)(6)
10.8	Airways Corporation 1995 Stock Option Plan (3)(8)
10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)
10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)
10.11	Orlando International Lease and Use Agreement (10)
10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)
10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)
10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.15	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)
10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)
10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)
10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)
10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)
10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)
10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)
10.22*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)
10.23*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)
10.24*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)
10.25*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)
10.26*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)
10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)
10.28*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (23) individual Aircraft Lease Agreements (18)
10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)
10.30*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)
10.31*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)
10.32*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)
10.33*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)
10.34*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)
10.35*	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)
10.36*	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (20)
10.37*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)

10.38*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)
10.39*	Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (23)
10.40*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (23)
10.41*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (7)
10.42	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options (22)
21.1	Subsidiaries of AirTran Holdings, Inc. (19)
21.2	Subsidiaries of AirTran Airways, Inc. (19)
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees (23)
99.2	Letter of Resignation from Robert L. Priddy (22)

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, (Commission File No. 0-24164), filed with the Commission on August 11, 1995.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (Commission File No. 1-15991), filed with the Commission on March 9, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC. (Registrant)

By:	/s/ Joseph B. Leonard
Joseph B. Leonard Chairman and Chief Executive Officer Date: August 9, 2006

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
(2)	Uncollectible amounts charged to allowance for doubtful accounts
(3)	Obsolete items charged to allowance for obsolescence
(4)	Lease payments for B737 aircraft charged against the reserve
(5)	$2.7 million write-off of state net operating loss carryforwards against valuation allowance

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)
4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)
10.2	1993 Incentive Stock Option Plan (2)(3)
10.3	1994 Stock Option Plan (2)(3)
10.4	1995 Employee Stock Purchase Plan (4)
10.5*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)
10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)
10.7	1996 Stock Option Plan (3)(6)
10.8	Airways Corporation 1995 Stock Option Plan (3)(8)
10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)
10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)
10.11	Orlando International Lease and Use Agreement (10)
10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)
10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)
10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)
10.15	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)
10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)
10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)
10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)
10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)
10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)
10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)
10.22*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

10.23*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)
10.24*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)
10.25*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)
10.26*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)
10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)
10.28*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (23) individual Aircraft Lease Agreements (18)
10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)
10.30*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)
10.31*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)
10.32*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)
10.33*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)
10.34*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)
10.35*	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)
10.36*	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (20)
10.37*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)

10.38*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)
10.39*	Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (23)
10.40*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (23)
10.41*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (7)
10.42	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options (22)
21.1	Subsidiaries of AirTran Holdings, Inc. (19)
21.2	Subsidiaries of AirTran Airways, Inc. (19)
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32.1	CEO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees (23)
99.2	Letter of Resignation from Robert L. Priddy (22)

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, (Commission File No. 0-24164), filed with the Commission on August 11, 1995.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (Commission File No. 1-15991), filed with the Commission on March 9, 2006.