Form 10-Q/A
period 2006-03-31
AIRTRAN HOLDINGS INC
filed 2006-08-09
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended March 31, 2006

Amendment No. 1 Overview

AirTran Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Form 10-Q for the quarter ended March 31, 2006 to reflect the restatement of our previously issued financial statements and other information to correct inadvertent errors in accounting for fuel expense and to revise certain other disclosure language following comments received in connection with a review of certain of our periodic filings by the Staff of the Securities and Exchange Commission. For further discussion of the restatement, see Note 1 to our consolidated financial statements and Item 4 contained herein.

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

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Part I and Item 6 of Part II of our originally filed Quarterly Report on Form 10-Q for the three months ended March 31, 2006 and no other items in our originally filed Form 10-Q are amended hereby. In accordance with Rule 12b-15 of the Securities and Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-Q. Except for the aforementioned adjustment, this Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after May 8, 2006, the filing date of the original Form 10-Q. Accordingly this Form 10-Q/A should be read in conjunction with our filings made with the SEC. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Three Months Ended
(in 000s, except per share data) Condensed Consolidated Statement of Operations	March 31, 2006	March 31, 2006	March 31, 2005	March 31, 2005
	Restated	Previous	Restated	Previous

Aircraft fuel	$146,034	$139,275	$84,337	$85,438
Operating loss	$(11,256)	$(4,497)	$(8,340)	$(9,441)
Loss before income taxes	$(14,177)	$(7,418)	$(10,936)	$(12,037)
Net loss	$(8,810)	$(4,608)	$(7,295)	$(8,029)
Loss per common share:
Basic	$(0.10)	$(0.05)	$(0.08)	$(0.09)
Diluted	$(0.10)	$(0.05)	$(0.08)	$(0.09)

(in 000s) Condensed Consolidated Balance	December 31, 2005	December 31, 2005
	Restated	Previous

Spare parts, materials, and supplies	$14,610	$10,945
Deferred income taxes-noncurrent	$16,268	$18,825
Total assets	$1,160,017	$1,158,909
Accrued liabilities	$94,907	$98,001
Accumulated deficit	$(16,566)	$(20,768)

The restatement also resulted in changes to the Condensed Consolidated Statement of Cash Flows in addition to Notes 1 and 2.

Impact on Management’s Assessment of Internal Control over Financial Reporting: In connection with the restatement, we reevaluated our disclosure controls and procedures. We concluded that our failure to correctly account for fuel expense constituted a material weakness in our internal control over financial reporting. However, due to a previously identified material weakness our conclusion that our disclosure controls and procedures were not effective as of March 31, 2006 was not impacted.

We have performed an extensive review of our fuel accounting in an effort to ensure that this amendment reflects all necessary adjustments. As discussed in our Form 10-K and Form 10-K/A for the year ended December 31, 2005, we have adopted a remediation plan to address this material weakness. As part of such remediation plan, we have also designed new internal control procedures to help remediate the issues associated with the controls over fuel expense reporting and to provide that our fuel expense will be properly accounted for in future periods, including the following:

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

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

(Restated)

	Three Months Ended March 31,
	2006	2005
Operating Revenues:
Passenger	$399,345	$289,136
Cargo	1,214	596
Other	15,483	9,975

Total operating revenues	416,042	299,707
Operating Expenses:
Aircraft fuel	146,034	84,337
Salaries, wages and benefits	92,265	78,333
Aircraft rent	53,737	44,582
Maintenance, materials and repairs	39,114	23,290
Distribution	15,948	15,251
Landing fees and other rents	22,653	18,042
Aircraft insurance and security services	5,899	5,253
Marketing and advertising	11,042	9,516
Depreciation	6,074	4,318
Other operating	34,532	25,125

Total operating expenses	427,298	308,047

Operating Loss	(11,256)	(8,340)
Other (Income) Expense:
Interest income	(4,504)	(2,347)
Interest expense	7,425	4,943

Other expense, net	2,921	2,596

Loss Before Income Taxes	(14,177)	(10,936)
Income tax benefit	(5,367)	(3,641)

Net Loss	$(8,810)	$(7,295)

Loss per Common Share
Basic	$(0.10)	$(0.08)
Diluted	$(0.10)	$(0.08)
Weighted-average Shares Outstanding
Basic	87,775	86,743
Diluted	87,775	86,743

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$198,218	$370,572
Restricted cash	21,863	19,443
Short-term investments	207,150	75
Accounts receivable, less allowance of $486 and $494 at March 31, 2006 and December 31, 2005, respectively	41,000	29,795
Spare parts, materials and supplies, less allowance for obsolescence of $1,401 and $1,292 at March 31, 2006 and December 31, 2005, respectively	25,244	14,610
Deferred income taxes	5,678	5,678
Prepaid expenses and other current assets	20,973	18,150

Total current assets	520,126	458,323
Property and Equipment:
Flight equipment	531,785	418,319
Less: Accumulated depreciation	(47,264)	(43,676)

	484,521	374,643
Purchase deposits for flight equipment	142,129	133,530
Other property and equipment	92,342	92,269
Less: Accumulated depreciation	(41,479)	(39,158)

	50,863	53,111

Total property and equipment	677,513	561,284
Other Assets:
Goodwill	8,350	8,350
Tradename	21,567	21,567
Debt issuance costs	10,708	10,285
Deferred income taxes – noncurrent	24,881	16,268
Prepaid aircraft rent	59,592	57,850
Other assets	31,682	26,090

Total assets	$1,354,419	$1,160,017

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,477	$38,082
Accrued liabilities	108,189	94,907
Air traffic liability	197,311	115,157
Current portion of lease obligations	861	717
Current portion of long-term debt	95,944	70,515

Total current liabilities	446,782	319,378
Long-term lease obligations	13,612	13,971
Long-term debt, less current portion	453,693	387,396
Other long-term liabilities	84,355	83,150
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	90	89
Additional paid-in-capital	381,263	372,599
Accumulated deficit	(25,376)	(16,566)

Total stockholders’ equity	355,977	356,122

Total liabilities and stockholders’ equity	$1,354,419	$1,160,017

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

(Restated)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net Loss	$(8,810)	$(7,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,821	4,546
Amortization of deferred gains from sale/leaseback of aircraft	(1,096)	(1,096)
Provisions for uncollectible accounts	155	69
Loss on asset disposal	1,068	773
Excess tax benefits from share-based compensation	(2,395)	—
Deferred taxes	(8,614)	(3,641)
Share-based compensation	695	882
Changes in current operating assets and liabilities:
Restricted cash	(2,420)	(999)
Accounts receivable	(11,360)	(8,072)
Spare parts, materials and supplies	(10,743)	3,202
Other assets	(7,187)	(9,720)
Accounts payable, accrued and other liabilities	21,257	16,167
Air traffic liability	82,154	52,509

Net cash provided by operating activities	59,525	47,325
Investing activities:
Purchases of property, plant and equipment	(19,933)	(4,587)
Payment of aircraft purchase deposits, net	(19,012)	(12,663)
Purchase of available-for-sale securities	(689,450)	(295,450)
Sales of available-for-sale securities	482,375	218,100

Net cash used for investing activities	(246,020)	(94,600)
Financing activities:
Issuance of long-term debt	18,635	—
Payments of lease obligations and long-term debt	(13,624)	(2,208)
Debt issuance costs	(1,234)	—
Excess tax benefits from share-based compensation	2,395	—
Proceeds from sale of common stock	7,969	681

Net cash provided by (used for) financing activities	14,141	(1,527)
Net decrease in cash and cash equivalents	(172,354)	(48,802)
Cash and cash equivalents at beginning of period	370,572	307,493

Cash and cash equivalents at end of period	$198,218	$258,691

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment under debt	$86,500	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Restatement and Summary of Significant Accounting Policies

Restatement

We have restated our financial statements and other financial information contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2006 and our Annual Report on Form 10-K for the year ended December 31, 2005 to reflect adjustments in our accounting for fuel expense. The accompanying financial statements were restated only to reflect the adjustments described below and do not reflect events occurring after May 8, 2006, the date of the filing of our original Form 10-Q.

Except for the aforementioned adjustment, this Form 10-Q/A does not modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after May 8, 2006, the filing date of the Form 10-Q. Accordingly this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC.

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

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Three Months Ended
(in 000s, except per share data) Condensed Consolidated Statement of Operations	March 31, 2006	March 31, 2006	March 31, 2005	March 31, 2005
	Restated	Previous	Restated	Previous
Aircraft fuel	$146,034	$139,275	$84,337	$85,438
Operating loss	$(11,256)	$(4,497)	$(8,340)	$(9,441)
Loss before income taxes	$(14,177)	$(7,418)	$(10,936)	$(12,037)
Net loss	$(8,810)	$(4,608)	$(7,295)	$(8,029)
Loss per common share:
Basic	$(0.10)	$(0.05)	$(0.08)	$(0.09)
Diluted	$(0.10)	$(0.05)	$(0.08)	$(0.09)

(in 000s) Condensed Consolidated Balance	December 31, 2005	December 31, 2005
	Restated	Previous
Spare parts, materials, and supplies	$14,610	$10,945
Deferred income taxes-noncurrent	$16,268	$18,825
Total assets	$1,160,017	$1,158,909
Accrued liabilities	$94,907	$98,001
Accumulated deficit	$(16,566)	$(20,768)

The restatement also resulted in changes to the condensed consolidated statements of cash flows in addition to changes to Notes 1 and 2.

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature (other than non-recurring adjustments, which have been separately disclosed), necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provision on SFAS 123 (in thousands, except for per share amounts):

Three Months Ended March 31, 2005
(Restated)
Net loss, as reported	$(7,295)
Add: Stock-based employee compensation expense included in reported operations, net of related tax effects	535
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(872)

Pro forma net loss	$(7,632)

EARNINGS (LOSS) PER SHARE:
Basic, as reported	$(0.08)
Basic, pro forma	$(0.09)
Diluted, as reported	$(0.08)
Diluted, pro forma	$(0.09)

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

A summary of stock option activity under the aforementioned plan is as follows:

	Options	Weighted Average Price
Balance at January 1, 2006	4,856,864	$7.77
Issued	—	—
Exercised	(814,390)	$6.07
Canceled	(609,783)	$18.69

Balance at March 31, 2006	3,432,691	$6.31

Exercisable at March 31, 2006	3,348,460	$6.47

The following table summarizes information concerning outstanding and exercisable options at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.78 - 4.00	1,151,033	3.8	$3.28	1,151,033	$3.28
$4.22 -5.97	747,362	5.6	$4.91	747,362	$4.91
$6.08 - 9.12	1,109,810	5.6	$8.05	1,025,579	$8.05
$10.00 -13.80	424,486	8.7	$12.43	424,486	$12.43
$2.78-13.80	3,432,691	5.4	$6.31	3,348,460	$6.47

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

Note 2 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
(in thousands, except per share amounts)	2006	2005
	(Restated)	(Restated)
NUMERATOR:
Net income (loss) available to common stockholders	$(8,810)	$(7,295)

DENOMINATOR:
Weighted-average shares outstanding, basic and diluted	87,775	86,743

EARNINGS (LOSS) PER SHARE:
Basic	$(0.10)	$(0.08)
Diluted	$(0.10)	$(0.08)

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

General Indemnifications and Litigation

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amount is not determinable or estimable. These indemnities generally consist of the following:

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

Debt

The components of long-term debt, including capital lease obligations were (in thousands):

	March 31, 2006	December 31, 2005
Floating rate aircraft notes payable through 2018, 5.76% weighted average interest rate	$141,092	$138,906
Fixed rate aircraft notes payable through 2018, 6.95% weighted average interest rate	80,771	—
7.00% Convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.64% weighted-average interest rate	107,036	107,036
Floating rate aircraft pre-delivery deposit financing payable through 2007, 6.08% interest rate	62,403	57,153
Floating rate aircraft pre-delivery deposit financing payable through 2008, 5.74% interest rate	27,947	19,950
Floating rate aircraft pre-delivery deposit financing payable through 2008, 6.58% interest rate	5,388	9,866
Capital lease obligations payable through 2015, 14.03% weighted-average interest rate	14,473	14,688

Total long-term debt	564,110	472,599
Current maturities	(96,805)	(71,232)

Long-term debt maturities	$467,305	$401,367

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2006 and 2005

The table below sets forth selected financial and operating data for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,				Percent Change
	2006		2005
Revenue passengers	4,487,485		3,557,709		26.1
Revenue passenger miles (RPM) (000s)	3,060,268		2,449,780		24.9
Available seat miles (ASM) (000s)	4,321,744		3,473,998		24.4
Passenger load factor	70.8%		70.5%		0.	3 pts.
Break-even load factor	73.3%		73.2%		(0.1	) pts.
Average fare	$88.99		$81.27		9.5
Average yield per RPM	13.05	¢	11.80	¢	10.6
Passenger revenue per ASM	9.24	¢	8.32	¢	11.1
Operating cost per ASM	9.89	¢	8.87	¢	11.5
Average stage length (miles)	646		659		(2.0)
Average cost of aircraft fuel per gallon, including fuel taxes	206.17	¢	145.95	¢	41.3
Average daily utilization (hours:minutes)	11:12		10:57		(2.3)
Number of operating aircraft in fleet at end of period	110		92		19.6

Summary

We recorded an operating loss of $11.3 million, a net loss of $8.8 million and loss per basic and diluted common share of $0.10 for the first quarter of 2006. For the comparative period in 2005, we recorded operating loss of $8.3 million, net loss of $7.3 million and earnings per basic and diluted common share of $0.08.

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

Operating Expenses

Our operating expenses increased by $119.3 million (38.7 percent) on an ASM increase of 24.4 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or our operating expenses per ASM, for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended March 31,				Percent Change
	2006		2005
Aircraft fuel	3.38	¢	2.43	¢	39.1
Salaries, wages and benefits	2.13		2.26		(5.8)
Aircraft rent	1.24		1.28		(3.1)
Maintenance, materials and repairs	0.91		0.67		35.8
Distribution	0.37		0.44		(15.9)
Landing fees and other rents	0.52		0.52		—
Aircraft insurance and security services	0.14		0.15		(6.7)
Marketing and advertising	0.26		0.28		(7.1)
Depreciation	0.14		0.12		16.7
Other operating	0.80		0.72		11.1

Total CASM	9.89	¢	8.87	¢	11.5

Aircraft fuel increased 39.1 percent on an ASM basis. Aircraft fuel increased primarily due to escalating fuel prices. Our fuel price per gallon increased 41.3 percent from 145.95 cents during the first quarter of 2005 to 206.17 cents, including taxes, during the first quarter of 2006. The level of our flight operations, as measured by block hours flown, increased 21.4 percent while our fuel consumption per block hour increased slightly 1.1 percent to 662 gallons. In a continued effort to reduce our fuel costs, we have been adding winglets to our B737 aircraft as they are delivered. These enhancements extend the aircraft range, improve performance, and reduce fuel costs.

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

Credit Facility

As of March 31, 2006, $14.5 million of restricted cash on the accompanying consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2005, other than those discussed below.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2006 and 2005 represented approximately 34.2 percent and 27.4 percent of our operating expenses, respectively. Excluding the effect of the credit related to the correction of the error in our fuel accounting, aircraft fuel expense for the three months ended March 31, 2006 would have represented approximately 34.7 percent of our operating expenses. Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of March 31, 2006, utilizing fixed-price and cap arrangements, we had committed to purchase 63.9 million and 60.0 million gallons at a weighted average price, excluding taxes and into-plane fees, of $1.64 and $1.54 respectively, for 2006 and 2007. This represents approximately 28.5 percent and 15.4 percent of our anticipated fuel needs for the remainder of 2006 and 2007, respectively, including delivery of such fuel to our operation hub in Atlanta and other locations. Subsequent to the end of the quarter, we entered into additional fuel purchase contracts for 7.3 million gallons. These new contracts changed our total future fuel commitments such that as of April 24, 2006, we have entered into agreements for approximately 30.9 percent of our fuel needs in the remainder of 2006 at prices no higher than $1.70 per gallon of aviation fuel.

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

As discussed in the Form 10-K filing for the fiscal year ended December 31, 2005, we determined that a material weakness exists relating to inadequate staffing and a lack of financial accounting expertise. Our management, with the oversight of the Company’s Audit Committee, has devoted considerable effort to remediating the material weakness identified. However, as of March 31, 2006, the Company had not fully remediated the material weakness in the Company’s internal control over financial reporting. The Company’s remediation plan is as follows:

•	During the first quarter the Company has filled one of its open supporting staff positions and is diligently seeking to fill the remaining two open staff positions

•	During the first Quarter the Company filled one additional accounting

•	The Company will provide education regarding effective review procedures to the appropriate

Despite the foregoing actions, we concluded that as of March 31, 2006 the Company had not fully remediated this material weakness in the Company’s internal control over financial reporting. We believe we will have fully remediated the material weakness during 2006.

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

Item 1A. Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q/A and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K and Form 10 K/A for the fiscal year ended December 31, 2005. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Whenever we refer to “AirTran,” “we,” “our,” or “us” in this Item 1A, we mean AirTran Holdings, Inc. and its subsidiaries, unless the context suggests otherwise.

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

AirTran Holdings, Inc.
(Registrant)

Date: August 9, 2006	/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President Finance, and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1 -	CEO certification pursuant to Rule 13(a)-14

31.2 -	CFO certification pursuant to Rule 13(a)-14

32.1 -	CEO certification pursuant to 18 U.S.C. Section 1350

32.2 -	CFO certification pursuant to 18 U.S.C. Section 1350