Form 10-Q
period 2006-06-30
AIRTRAN HOLDINGS INC
filed 2006-08-09
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares of Common Stock outstanding as of the close of business on August 7, 2006: 90,873,464, par value $0.001

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended June 30, 2006

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating Revenues:
Passenger	$509,447	$353,705	$908,792	$642,841
Cargo	865	1,100	2,079	1,696
Other	17,851	11,518	33,334	21,493

Total operating revenues	528,163	366,323	944,205	666,030

Operating Expenses:
Aircraft fuel	175,116	104,197	321,150	188,534
Salaries, wages and benefits	96,508	80,107	188,773	158,440
Aircraft rent	56,915	47,789	110,652	92,371
Maintenance, materials and repairs	39,569	25,683	78,683	48,973
Distribution	19,736	17,935	35,684	33,186
Landing fees and other rents	26,380	20,684	49,033	38,726
Aircraft insurance and security services	6,386	5,958	12,285	11,211
Marketing and advertising	11,960	8,130	23,002	17,646
Depreciation	6,208	4,502	12,282	8,820
Other operating	34,884	27,734	69,416	52,859

Total operating expenses	473,662	342,719	900,960	650,766

Operating Income	54,501	23,604	43,245	15,264

Other (Income) Expense:
Interest income	(5,549)	(2,572)	(10,053)	(4,919)
Interest expense	8,617	4,860	16,042	9,803

Other (income) expense, net	3,068	2,288	5,989	4,884

Income Before Income Taxes	51,433	21,316	37,256	10,380

Income tax expense	19,475	7,278	14,108	3,637

Net Income	$31,958	$14,038	$23,148	$6,743

Earnings per Common Share
Basic	$0.35	$0.16	$0.26	$0.08
Diluted	$0.32	$0.15	$0.25	$0.08

Weighted-average Shares Outstanding
Basic	90,744	86,980	89,992	86,862
Diluted	103,806	100,781	103,534	89,347

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$199,551	$370,572
Restricted cash	25,546	19,443
Short-term investments	213,500	75
Accounts receivable, less allowance of $683 and $494 at June 30, 2006 and December 31, 2005, respectively	41,503	29,795
Spare parts, materials and supplies, less allowance for obsolescence of $1,515 and $1,292 at June 30, 2006 and December 31, 2005, respectively	33,306	14,610
Deferred income taxes	5,678	5,678
Prepaid expenses and other current assets	24,559	18,150

Total current assets	543,643	458,323

Property and Equipment:
Flight equipment	619,487	418,319
Less: Accumulated depreciation	(51,128)	(43,676)

	568,359	374,643

Purchase deposits for flight equipment	151,709	133,530

Other property and equipment	93,260	92,269
Less: Accumulated depreciation	(43,696)	(39,158)

	49,564	53,111

Total property and equipment	769,632	561,284

Other Assets:
Goodwill	8,350	8,350
Trade name	21,567	21,567
Debt issuance costs	10,547	10,285
Deferred income taxes	2,158	16,268
Prepaid aircraft rent	66,076	57,850
Other assets	39,721	26,090

Total assets	$1,461,694	$1,160,017

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,145	$38,082
Accrued liabilities	117,485	94,907
Air traffic liability	194,222	115,157
Current portion of capital lease obligations	867	717
Current portion of long-term debt	101,978	70,515

Total current liabilities	458,697	319,378

Long-term capital lease obligations	13,384	13,971
Long-term debt, less current portion	507,608	387,396
Other long-term liabilities and deferred credits	89,879	83,150

Commitments and Contingencies:

Stockholders’ Equity:
Preferred stock	—	—
Common stock	91	89
Additional paid-in-capital	385,453	372,599
Accumulated earnings (deficit)	6,582	(16,566)

Total stockholders’ equity	392,126	356,122

Total liabilities and stockholders’ equity	$1,461,694	$1,160,017

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net Income	$23,148	$6,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,755	9,465
Amortization of deferred gains from sale/leaseback of aircraft	(2,192)	(2,192)
Provisions for uncollectible accounts	537	180
Loss on asset disposal	1,080	1,335
Deferred income taxes	14,109	3,637
Share based compensation	2,060	1,539
Other	—	80
Changes in current operating assets and liabilities:
Restricted cash	(6,103)	(1,161)
Accounts receivable	(12,245)	(10,956)
Spare parts, materials and supplies	(18,919)	(2,462)
Other assets	(38,291)	(20,009)
Accounts payable, accrued and other liabilities	36,364	18,662
Air traffic liability	79,065	58,020

Net cash provided by operating activities	92,368	62,881
Investing activities:
Purchases of property, plant and equipment	(29,074)	(14,626)
Payment of aircraft purchase deposits, net	(36,194)	(29,287)
Purchases of available-for-sale securities	(1,412,140)	(512,025)
Sales of available-for-sale securities	1,198,715	353,025

Net cash used for investing activities	(278,693)	(202,913)
Financing activities:
Issuance of long-term debt	33,436	19,587
Payments on long-term debt	(27,098)	(7,761)
Debt issuance costs	(1,829)	(651)
Proceeds from exercise of stock options and warrants	10,795	3,198

Net cash provided by financing activities	15,304	14,373

Net change in cash and cash equivalents	(171,021)	(125,659)
Cash and cash equivalents at beginning of period	370,572	307,493

Cash and cash equivalents at end of period	$199,551	$181,834

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment in exchange for debt	$144,900	$28,500

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature (other than non-recurring adjustments, which have been separately disclosed), necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2005.

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

Business

We offer scheduled airline services primarily in short to mid-haul markets principally in the eastern United States.

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

Note 2 - Stock-Based Employee Compensation

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

In connection with the acquisition of Airways Corporation in 1997, we assumed the Airways Corporation 1995 Stock Option Plan (Airways Plan) and the Airways Corporation 1995 Director Stock Option Plan (Airways DSOP). Under the Airways Plan, up to 1.2 million incentive stock options or nonqualified options may be granted to our officers, directors, key employees or consultants. Under the Airways DSOP, up to 150, 000 nonqualified options may be granted to directors.

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

Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with APB No. 25 and related interpretations. Accordingly, we recognized compensation expense related to restricted stock grants based on the market value of the common stock at the date of grant and recognized compensation expense for a stock option grant only if the exercise price was less than the market value of our common stock on the grant date. Prior to the adoption of SFAS 123R, as required under the disclosure provisions of SFAS 123, we provided pro forma net income and earnings per share for each period presented as if we had applied the fair value method to measure stock-based compensation expense.

The following table illustrates the effect on net loss and loss per share for the three months and six months ended June 30, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provision in SFAS 123 (in thousands, except for per share amounts):

(in thousands, except per share amounts)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$14,038	$6,743

Add: Stock-based employee compensation expense related to restricted stock grants included in reported income, net of related tax effects	471	984

Deduct: Stock-based employee compensation expense related to both restricted stock and stock options grants determined under the fair value base method, net of related tax effects	(862)	(1,697)

Pro forma net income	$13,647	$6,030

EARNINGS PER SHARE:
Basic, as reported	$0.16	$0.08
Basic, pro forma	$0.16	$0.07

Diluted, as reported	$0.15	$0.08
Diluted, pro forma	$0.14	$0.07

The adoption of SFAS 123R affected our accounting for stock options and our employee stock purchase plan. The change in the accounting for the stock purchase plan does not have a material impact on our statement of operations. The adoption of SFAS 123R had no impact on our accounting for restricted stock grants.

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

During 2005, we accelerated the vesting for certain unvested stock options awarded that had an exercise price greater than the market price on the date of the acceleration. The purpose of accelerating the vesting of these options was to avoid compensation expense in 2006 associated with the unvested options upon adoption of SFAS 123R. We have recognized $0.1 million in compensation expense related to the adoption of SFAS 123R during the six months ended June 30, 2006. Because all outstanding options vested during the first quarter 2006, and we do not anticipate granting any options during 2006, we do not expect to incur additional expense related to the adoption of SFAS 123R for the year ending December 31, 2006.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as a operating cash flow. For the three and six months ended June 30, 2006, we did not record any excess tax benefit generated from option exercises.

We utilize the Black-Scholes model to estimate the fair value of options at the date of grant. There were no options granted during the six months ended June 30, 2006.

A summary of stock option activity under the aforementioned plan is as follows:

	Options	Weighted Average Price
Balance at January 1, 2006	4,856,864	$7.77
Exercised	(891,969)	$6.12
Forfeited/Expired	(609,641)	$18.69

Balance at June 30, 2006 (all exercisable)	3,355,254	$6.30

The following table summarizes information concerning outstanding and exercisable options at June 30, 2006:

	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$2.78 - 4.00	1,144,366	3.5	$3.27	$13,259
4.22 -5.97	716,630	5.4	$4.92	$7,124
6.08 - 9.12	1,074,685	5.4	$8.04	$7,324
10.00 -13.80	419,573	8.5	$12.44	$1,017

$2.78-13.80	3,355,254	5.1	$6.30	$28,724

The intrinsic value of the options exercised in the first six months of 2006 and 2005, determined as of the date of exercise of the options, was $9.0 million and $1.1 million, respectively. The fair value of the options exercised during the six months ended June 30, 2006, as determined under SFAS 123 on the date of issuance, was $2.8 million.

Restricted Stock Awards

Stock awards have been granted to certain of our officers and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants that entitle the holder to shares of our common stock as the award vests and are valued at the fair market value of our publicly traded stock on the date of issuance and the value is being charged on a straight-line basis to expense over the respective vesting period (generally three years). During the first six months of 2006, we granted awards for approximately 401,000 shares and recorded deferred compensation related to such awards of approximately $5.7 million.

Approximately $2.1 million of deferred compensation was amortized as compensation expense during the first six months of 2006. Approximately 128,000 restricted awards vested during the first six months of 2006. Accordingly, we issued approximately 128,000 shares of common stock related to these vestings.

Prior to our adoption of SFAS 123R, we presented unearned compensation related to restricted stock awards as a separate component of stockholders equity. In accordance with SFAS 123R, on January 1, 2006, we reclassified unearned compensation as additional paid-in capital on our balance sheet.

Note 3 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
NUMERATOR:
Net income available to common stockholders	$31,958	$14,038	$23,148	$6,743
Plus income effect of assumed conversion-interest on convertible debt	1,359	1,398	2,719	—

Income after assumed conversion, diluted	$33,317	$15,436	$25,867	$6,743

DENOMINATOR:
Weighted-average shares outstanding, basic	90,744	86,980	89,992	86,862
Effect of dilutive securities:
Stock options	1,260	2,050	1,450	1,993
Convertible debt	11,241	11,241	11,241	—
Stock warrants	45	510	389	492
Restricted stock	516	—	462	—

Diluted	103,806	100,781	103,534	89,347

EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.16	$0.26	$0.08

Diluted	$0.32	$0.15	$0.25	$0.08

Excluded from the diluted earnings per share calculation for the six month period ended June 30, 2005 are 11.2 million shares related to our 7% convertible notes because the effect of including these shares would have been anti-dilutive.

Note 4 - Commitments and Contingencies

Aircraft Purchase Commitments

During the six months ending June 30, 2006, we took delivery of ten B737 and two B717 aircraft. Of the ten B737 aircraft, five were leased under operating leases while five were purchased through debt financing. The two B717 aircraft were leased under operating leases. During the second quarter, we exercised options to acquire 24 additional B737 aircraft with delivery dates through 2010 and were granted new purchase rights for 12 additional B737 aircraft from the aircraft manufacturer with delivery dates through 2012. As of June 30, 2006 we had on order 70 B737 aircraft with delivery dates between 2006 and 2010. The table below illustrates all aircraft scheduled for delivery through 2010, including the effect of the aforementioned transactions:

Firm Aircraft Deliveries B737
Remainder of 2006	8
2007	19
2008	18
2009	15
2010	10

Total *	70

*	We have purchase rights to acquire up to 12 B737 aircraft in addition to the totals shown above.

Of the 70 B737 aircraft on order, we have secured lease financing on two of the aircraft to be delivered in 2006 through an arrangement with an aircraft leasing company and have secured debt financing for eight of the aircraft, including six to be delivered in 2006, through arrangements with financial institutions. As a result, we have secured financing for all our B737 aircraft scheduled for delivery in 2006. Additionally, we have secured sale/leaseback agreements with the aircraft leasing company referred to above with respect to six related spare engines to be delivered through 2010 for the B737 aircraft.

Fuel Purchase Commitments

Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of June 30, 2006, utilizing fixed-price and cap arrangements, we had committed to purchase 52.3 million and 60.0 million gallons at a weighted average price per gallon, excluding taxes and into-plane fees, of $1.99 and $1.91 respectively, for the remainder of 2006 and 2007. This represents approximately 32.0 percent and 15.5 percent of our anticipated fuel needs for the remainder of 2006 and 2007, respectively, including delivery of such fuel to our operation hub in Atlanta and other locations. Subsequent to the end of the quarter, we entered into additional fuel purchase contracts for approximately 31.5 million gallons. These new contracts changed our total future fuel commitments such that as of July 31, 2006, we have entered into agreements for approximately 57.3 percent and 44.0 percent of our fuel needs the third and fourth quarter 2006, respectively, at a weighted average price, excluding taxes and into-plane fees, of $2.23 per gallon of aviation fuel.

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

Note 5 – Long-term Debt and Capital Leases

The components of long-term debt, including capital lease obligations, were (in thousands):

	June 30, 2006	December 31, 2005
Floating rate aircraft notes payable through 2018, 6.43% weighted-average interest rate	$199,490	$138,906
Fixed rate aircraft notes payable through 2018, 7.02% weighted-average interest rate	79,606	—
7.00% convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.64% weighted-average interest rate	105,152	107,036
Floating rate aircraft pre-delivery deposit financings payable through 2008, interest rates from 6.08% to 7.52%	100,338	86,969
Capital lease obligations payable through 2015, 14.03% weighted-average interest rate	14,251	14,688

Total long-term debt	623,837	472,599
Less current maturities	(102,845)	(71,232)

Long-term debt maturities	$520,992	$401,367

Additional Permanent Aircraft Financing Facility

On February 14, 2006, we entered into a fourth floating rate aircraft facility (included in floating rate aircraft notes payable above), pursuant to which we financed the acquisition of two additional B737. We took delivery of the first such aircraft in February 2006 and the second such aircraft in March 2006. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $58.0 million with maturities between February and March 2018. The notes bear interest at a floating rate per annum above the six-month LIBOR. Interest and principle payments are payable semi-annually.

During April 2006, we exercised the fixed rate option on three of our floating rate aircraft notes. The notes are payable through 2018 and paid interest at a floating rate per annum above the six-month LIBOR and have been modified to bear interest at an average fixed rate of 7.02%. Payments of principal and interest will continue to be paid semi-annually.

During the second quarter of 2006, we financed the acquisition of two additional B737 aircraft under the terms of our third floating rate facility which was established in September 2005. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $58.4 million (included in floating rate aircraft notes payable above) with maturities between May and June 2018. The notes bear interest at a floating rate per annum above the three-month LIBOR. Interest and principle payments are payable quarterly.

On August 1, 2006, we entered into two separate facilities (the “PDP facilities”) for purposes of financing our obligations to make pre-delivery payments in respect of B737 aircraft on order with an aircraft manufacturer. The PDP facilities entitle us to draw amounts up to approximately $30.3 million and $30.4 million, respectively, to fund a portion of our obligations to make pre-delivery payments in respect of 14 B737 aircraft currently scheduled to be delivered in 2008. Drawings made under the PDP facilities bear interest at a floating rate per annum above one-month US Dollar LIBOR. The PDP facilities are secured by certain of our rights under our purchase agreement with an aircraft manufacturer, but only to the extent related to the B737 aircraft subject to the PDP facilities. As of August 1, 2006, approximately $7.5 million and $4.5 million, respectively, are outstanding under the PDP facilities. We are entitled to and intend to make additional drawings under the PDP facilities through December 2007, at which time we shall have satisfied all of our pre-delivery payment obligations to the aircraft manufacturer in respect of the 14 B737 aircraft.

Credit Facility

As of June 30, 2006 $14.6 million of restricted cash on the accompanying consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities.

Note 6 - Income Taxes

Our effective income tax rate was 37.9 percent for the six months ended June 30, 2006 compared to 35.0 percent for the six months ended June 30, 2005. Included in our 2005 effective tax rate calculation were non-recurring discrete items related to state income taxes that reduced our effective tax rate.

Note 7 – Equity

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2005 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the cost and availability of aviation fuel. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

The second quarter of 2006 was a record breaking quarter for us as we recorded quarterly net income of $32.0 million or $0.32 per diluted share. We continued our expansion, increasing capacity, or available seat miles (ASM), by 23.3 percent compared to the second quarter of 2005. Revenue passenger seat miles (RPM), increased by 27.3 percent, resulting in a record load factor of 78.1 percent, up 2.4 percentage points from the prior year quarter. More importantly, unit revenue measured by revenue per available seat mile (RASM), increased by 16.8 percent resulting in overall revenue growth greater than 44 percent.

Our fleet expanded to 117 aircraft during the second quarter of 2006 with the delivery of five new Boeing 737-700 (B737) aircraft and our final two new Boeing 717-700 (B717). During the second quarter, we exercised options and purchase rights for 24 additional B737 with delivery dates into 2010. We plan to continue our growth by adding eight additional B737 aircraft throughout the remainder of 2006. We expect these new aircraft to play an important role in our effort to continue providing our customers with a mix of low fares and excellent customer service while also improving our financial results, increasing revenue opportunities and lowering our cost of doing business.

As we continue into 2006, capacity will increase at about the same level as the second quarter – we estimate capacity at the end of the year to be about 25 percent higher than 2005. We initiated service to White Plains, New York in April and seasonal service to Seattle, Washington in May. We anticipate that both of these markets will increase our revenue opportunities.

We will continue to face several challenges through the year. Managing costs and increasing revenues in the face of record fuel levels will continue to be a primary focus. Two of our competitors are operating in bankruptcy which creates uncertainty in a number of competitive markets in both the near and long term. Additionally as our fuel costs continue to rise, we cannot guarantee that we will be able to raise revenues to match the increasing fuel costs.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2006 and 2005

The table below sets forth selected financial and operating data for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,				Percent Change
	2006		2005
Revenue passengers	5,409,351		4,295,783		25.9
Revenue passenger miles (RPM) (000s)	3,702,762		2,909,512		27.3
Available seat miles (ASM) (000s)	4,739,070		3,844,783		23.3
Passenger load factor	78.1%		75.7%		2.4	pts.
Break-even load factor	70.2%		71.1%		(0.9	)pts.
Average fare	$94.18		$82.34		14.4
Average yield per RPM	13.76	¢	12.16	¢	13.2
Passenger revenue per ASM (RASM)	10.75	¢	9.20	¢	16.8
Operating cost per ASM (CASM)	9.99	¢	8.91	¢	12.1
Average stage length (miles)	652		644		1.2
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.26		$1.64		37.8
Average daily utilization (hours:minutes)	11:18		11:06		1.8
Number of operating aircraft in fleet at end of period	117		97		20.6

	Six months ended June 30,				Percent Change
	2006		2005
Revenue passengers	9,896,836		7,853,492		26.0
Revenue passenger miles (RPM) (000s)	6,763,030		5,359,293		26.2
Available seat miles (ASM) (000s)	9,060,814		7,318,781		23.8
Passenger load factor	74.6%		73.2%		1.4	pts.
Break-even load factor	71.6%		72.1%		(0.5	)pts.
Average fare	$91.83		$81.85		12.2
Average yield per RPM	13.44	¢	11.99	¢	12.1
Passenger revenue per ASM (RASM)	10.03	¢	8.78	¢	14.2
Operating cost per ASM (CASM)	9.94	¢	8.89	¢	11.8
Average stage length (miles)	649		651		(0.3)
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.17		$1.55		40.0
Average daily utilization (hours: minutes)	11:18		11:00		2.7

For the three months ended June 30, 2006 and 2005

Summary

We recorded an operating income of $54.5 million, net income of $32 million and income per diluted common share of $0.32 for the second quarter of 2006. For the comparative period in 2005, we recorded operating income of $23.6 million, net income of $14.0 million and earnings per diluted common share of $0.15.

Operating Revenues

Our operating revenues for the three months ended June 30, 2006 increased $161.8 million (44.2 percent), primarily due to a 44 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 27.3 percent increase in RPMs, and an increase in our average yield per RPM of 13.2 percent to 13.76 cents per RPM. The increase in yield resulted primarily from a 14.4 percent increase in our average fare to $94.18. This increase in yield, when combined with a 2.4 percentage point increase in our passenger load factor, resulted in an 16.8 percent increase in passenger unit revenues or RASM to 10.75 cents.

Since June 30, 2005, we have taken delivery of four B717 and sixteen B737 aircraft. As a result, our capacity, as measured by ASMs, increased 23.3 percent. Our traffic, as measured by RPMs, increased 27.3 percent, resulting in a 2.4 percentage point increase in passenger load factor to 78.1 percent.

Operating Expenses

Our operating expenses increased by $130.9 million (38.2 percent) on an ASM increase of 23.3 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or our operating expenses per ASM, for the three months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,				Percent Change
	2006		2005
Aircraft fuel	3.70	¢	2.71	¢	36.5
Salaries, wages and benefits	2.04		2.08		(1.9)
Aircraft rent	1.20		1.24		(3.2)
Maintenance, materials and repairs	0.83		0.67		23.9
Distribution	0.41		0.47		(12.8)
Landing fees and other rents	0.56		0.54		3.7
Aircraft insurance and security services	0.13		0.15		(13.3)
Marketing and advertising	0.25		0.21		19.0
Depreciation	0.13		0.12		8.3
Other operating	0.74		0.72		2.8

Total CASM	9.99	¢	8.91	¢	12.1

Aircraft fuel increased 36.5 percent on an ASM basis. Aircraft fuel increased primarily due to escalating fuel prices. Our fuel price per gallon increased 37.8 percent from $1.64 during the second quarter of 2005 to $2.26, including taxes and into-plane fees, during the second quarter of 2006. The level of our flight operations, as measured by block hours flown, increased 20.7 percent while our fuel consumption per block hour decreased slightly by 0.7 percent to 676 gallons per block hour. In a continued effort to reduce our fuel costs, we have been adding winglets to a number of our B737 aircraft. These enhancements extend the aircraft range, improve performance, and reduce fuel costs.

Maintenance, materials and repairs increased 23.9 percent on an ASM basis. On a block hour basis, maintenance costs increased 27.7 percent to $345 per block hour primarily due to an increase in our power by the hour contractual rates for our B717 engines. As the original manufacturer warranties expire on our B717 and B737 aircraft, the maintenance, repair and overhaul of major aircraft components become covered by previously negotiated agreements with FAA-approved maintenance contractors. Contractually we pay monthly fees based on either the number of flight hours flown or the number of landings.

Distribution costs decreased 12.8 percent on an ASM basis reflecting the new rates in our travel agent systems (“GDS”) agreements that were renegotiated during the fourth quarter 2005. Additionally for the three months ended June 30, 2006, approximately 58.6 percent of our revenue sales were made via our own website, Airtran.com. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agent systems.

Aircraft insurance and security services decreased 13.3 percent on an ASM basis. While the addition of 20 new Boeing aircraft to our fleet since June 30, 2005 increased our total insured hull value and related insurance premiums, the decrease on an ASM basis was primarily due to a reduction in hull and liability insurance rates for our fleet coverage.

Marketing and advertising increased 19.0 percent on an ASM basis due to increased spending for marketing and advertising on new destinations.

Depreciation increased 8.3 percent on an ASM basis, primarily due to the purchase of seven B737 aircraft since June 30, 2005 and purchases of spare aircraft parts for the new B737 fleet. With the exception of such seven B737’s, all aircraft additions since June 30, 2005 were lease financed rather than purchased.

Non-operating Expenses

Other (income) expense, net increased by $0.8 million. Higher invested cash balances along with higher interest rates increased interest income by $3.0 million. Interest expense increased by $3.8 million primarily due to the effect of aircraft debt financings entered into during 2005 and 2006.

Income Tax Expense

Our effective income tax rate was 37.9 percent for the three months ended June 30, 2006 compared to 34.1 percent for the three months ended June 30, 2005. Included in our 2005 effective tax rate were non-recurring discrete items related to state income taxes that reduced our effective tax rate.

For the six months ended June 30, 2006 and 2005

Summary

We recorded operating income of $43.2 million, net income of $23.1 million and diluted earnings per common share of $0.25 for the six months ended June 30, 2006. For the comparative period in 2005, we recorded operating income of $15.3 million, net income of $6.7 million and diluted earnings per common share of $0.08.

Operating Revenues

Our operating revenues for the six months ended June 30, 2006 increased $278.2 million (41.8 percent), primarily due to a 41.4 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 26.2 percent increase in RPMs, and an increase in our average yield per RPM of 12.1 percent to 13.44 cents per RPM. The increase in yield resulted primarily from a 12.2 percent increase in our average fare to $91.83. This increase in yield, when combined with 1.4 percentage point increase in our passenger load factor, resulted in a 14.2 percent increase in passenger unit revenues or RASM to 10.03 cents per ASM.

Since June 30, 2005, we have taken delivery of four B717 and sixteen B737 aircraft. As a result, our capacity, as measured by ASMs, increased 23.8 percent. Our traffic, as measured by RPMs, increased 26.2 percent, resulting in a 1.4 percentage point increase in passenger load factor to 74.6 percent.

Operating Expenses

Our operating expenses for the six months ended June 30, 2006 increased $250.2 million (38.4 percent) an ASM growth of 23.8 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the six months ended June 30, 2006 and 2005, respectively:

	Six Months Ended June 30,				Percent Change
	2006		2005
Aircraft fuel	3.54	¢	2.58	¢	37.2
Salaries, wages and benefits	2.08		2.17		(4.1)
Aircraft rent	1.22		1.26		(3.2)
Maintenance, materials and repairs	0.87		0.67		29.9
Distribution	0.39		0.45		(13.3)
Landing fees and other rents	0.54		0.53		1.9
Aircraft insurance and security services	0.14		0.15		(6.7)
Marketing and advertising	0.25		0.24		4.2
Depreciation	0.14		0.12		16.7
Other operating	0.77		0.72		6.9

Total CASM	9.94	¢	8.89	¢	11.8

Aircraft fuel increased 37.2 percent on an ASM basis primarily due to escalating fuel prices. Our fuel price per gallon increased 40.0 percent from $1.55 during the six months ended June 30, 2005 to $2.17, including taxes, during the six months ended June 30, 2006. The level of our flight operations, as measured by block hours flown, increased 21 percent and our fuel consumption per block hour increased 0.9 percent to 669 gallons. In a continued effort to reduce our fuel costs, we have been adding winglets to a number of our B737 aircraft. These enhancements extend the aircraft range, improve performance, and reduce fuel costs.

Maintenance, materials and repairs increased 29.9 percent on an ASM basis primarily due to an increase in our power by the hour contractual rates for our B717 engines. On a block hour basis, maintenance costs increased 33.0 percent from $267 during the six months ended June 30, 2005 to $355 during the six months ended June 30, 2006.

Distribution costs decreased 13.3 percent on an ASM basis reflecting the new rates in our GDS agreements that were renegotiated during the fourth quarter 2005. Additionally for the three months ended June 30, 2006, approximately 58.6 percent of our revenue sales were made via our internal website, Airtran.com. We recognize significant cost savings when our sales are booked directly through our website as opposed to more traditional methods, such as travel agent systems (GDS).

Aircraft insurance and security services decreased 6.7 percent on an ASM basis. While the addition of 20 new Boeing aircraft to our fleet since June 30, 2005 increased our total insured hull value and related insurance premiums, the decrease on an ASM basis is primarily due to a reduction in hull and liability insurance rates for our fleet coverage.

Depreciation increased 16.7 percent on an ASM basis, primarily due to the purchase of seven B737 aircraft since June 30, 2005 and purchases of spare aircraft parts for the new B737 fleet. With the exception of the seven B737’s, all aircraft additions since June 30, 2005 were lease financed rather than purchased.

Other operating expenses increased 6.9 percent on an ASM basis primarily from added passenger-related costs associated with the higher level of operations, increase in training costs for the new B737 aircraft and contractual costs related to the opening of new destinations and routes.

Non-operating (Income) Expense

Other (income) expense, net increased by $1.1 million (22.6 percent). Interest expense increased $6.2 million (63.6 percent) due to additional aircraft debt financings entered into during 2005 and 2006 and increases in variable interest rates. Higher invested cash balances along with higher interest rates increased interest income by $5.1 million.

Income Tax Expense

Our effective income tax rate was 37.9 percent for the six months ended June 30, 2006 compared to 35.0 percent for the six months ended June 30, 2005. Included in our 2005 effective tax rate were non-recurring discrete items related to state income taxes that reduced our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are cash provided by operating and financing activities. Our primary uses of cash are for working capital (including labor and fuel costs), capital expenditures and general corporate purposes.

Our total cash, including cash and cash equivalents, restricted cash and short-term investments totaled $438.6 million and $390.1 million at June 30, 2006, and December 31, 2005, respectively. Short-term investments represent auction rate securities with reset periods less than 12 months.

Operating activities for the six months ended June 30, 2006 generated $92.3 million of cash compared to $62.9 million for the comparable period in 2005. The increase was, primarily due to an increase in passenger bookings for future travel, an increase in accounts payable and accrued liabilities, increases in depreciation expenses, decreases in deferred income taxes and an increase in net income. This was offset by an increase in other assets and spare parts, material and supplies.

Investing activities for the six months ended June 30, 2006 used $278.7 million in cash compared to $202.9 million for the comparable period in 2005. Our investing activities primarily consist of capital expenditures related to aircraft, aircraft purchase deposits required for scheduled deliveries in future periods and purchases and sales of auction rate securities. Additionally, cash is used for the purchase of spare parts and equipment related to our B717 and B737 aircraft fleets.

Financing activities for the six months ended June 30, 2006 generated $15.3 million of cash compared to $14.4 million for the comparable period in 2005. During 2006, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $33.4 million, offset by debt repayments of $27.1 million. Additionally during 2006 we received $10.8 million from the exercise of options and warrants for the purchase of common stock.

Debt Agreements

On February 14, 2006, we entered into a fourth floating rate aircraft facility, pursuant to which we financed the acquisition of two additional B737. We took delivery of the first such aircraft in February 2006 and the second such aircraft in March 2006. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $58.0 million with maturities between February and March 2018. The notes bear interest at a floating rate per annum above the six-month LIBOR, 6.39% and 6.47%, respectively at June 30, 2006. Interest and principle payments are payable semi-annually.

During April 2006, we exercised the fixed rate option on three of our floating rate aircraft notes. The notes are payable through 2018 and paid interest at a floating rate per annum above the six-month LIBOR and have been modified to bear interest at an average fixed rate of 7.02%. Payments of principal and interest will continue to be paid semi-annually.

During the second quarter of 2006, we financed the acquisition of two additional B737 aircraft under the terms of our third floating rate facility which was established in September 2005. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $58.4 million with maturities between May and June 2018. The notes bear interest at a floating rate per annum above the three-month LIBOR, 6.51% and 6.66%, respectively at June 30, 2006. Interest and principle payments are payable quarterly.

On August 1, 2006, we entered into two separate facilities (the “PDP facilities”) for purposes of financing our obligations to make pre-delivery payments in respect of B737 aircraft on order with an aircraft manufacturer. The PDP facilities entitle us to draw amounts up to approximately $30.3 million and $30.4 million, respectively, to fund a portion of our obligations to make pre-delivery payments in respect of 14 B737 aircraft currently scheduled to be delivered in 2008. Drawings made under the PDP facilities bear interest at a floating rate per annum above one-month US Dollar LIBOR. The PDP facilities are secured by certain of our rights under our purchase agreement with an aircraft manufacturer, but only to the extent related to the B737 aircraft subject to the PDP facilities. As of August 1, 2006, approximately $7.5 million and $4.5 million, respectively, are outstanding under the PDP facilities. We are entitled to and intend to make additional drawings under the PDP facilities through December 2007, at which time we shall have satisfied all of our pre-delivery payment obligations to the aircraft manufacturer in respect of the 14 B737 aircraft.

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

New Accounting Standard

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. We are currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, other than those discussed below.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2006 and 2005 represented approximately 35.6 percent and 29.0 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of June 30, 2006, utilizing fixed-price and cap arrangements, we had committed to purchase 52.3 million and 60.0 million gallons at a weighted average price per gallon, excluding taxes and into-plane fees, of $1.99 and $1.91 respectively, for the remainder of 2006 and 2007. This represents approximately 32.0 percent and 15.5 percent of our anticipated fuel needs for the remainder of 2006 and 2007, respectively, including delivery of such fuel to our operation hub in Atlanta and other locations. Subsequent to the end of the quarter, we entered into additional fuel purchase contracts for approximately 31.5 million gallons. These new contracts changed our total future fuel commitments such that as of July 31, 2006, we have entered into agreements for approximately 57.3 percent and 44.0 percent of our fuel needs the third and fourth quarter 2006, respectively, at a weighted average price, excluding taxes and into-plane fees, of $2.23 per gallon of aviation fuel.

Based on our 2006 projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $16.9 million including the effect of our fuel purchase contracts. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), as well as to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of June 30, 2006, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. As a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

As discussed in the Form 10-K and Form 10-K/A filing for the fiscal year ended December 31, 2005, we determined that a material weakness existed relating to inadequate staffing and a lack of financial accounting expertise and set forth a remediation plan to address such weakness. Our management, with the oversight of the Company’s Audit Committee, has devoted considerable effort implementing the remediation plan. The Company’s remediation efforts to date are as follows:

•	During the first six months of 2006, we have filled three of our open supporting staff positions and are diligently seeking to fill the one remaining open staff position.

•	During the first six months of 2006, we filled one additional accounting management position. In August, we also established and filled a Vice President and Chief Accounting Officer position for AirTran Airways.

•	During the first six months of 2006, we began providing and will continue to provide continuing professional education regarding effective review procedures for appropriate accounting and financial personnel.

Despite the foregoing actions, we concluded that as of June 30, 2006, the Company had not fully remediated this material weakness in the Company’s internal control over financial reporting. We believe we will have fully remediated the material weakness during 2006.

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

The remediation efforts described above have materially affected our internal controls over financial reporting. Separately from our remediation procedures, during the second quarter 2006, we implemented a new release of our reservation system, New Skies. The system is used to manage our reservations and produce reports used in the determination of revenue. We have tested the revenue reports produced by the new system and have identified no deficiencies. There are no other changes in our internal control over financial reporting during our most recent fiscal quarter which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2005. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our

Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 24, 2006. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms, with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
Don L. Chapman	77,033,392	2,051,939
Lewis H. Jordan	78,437,606	647,722
Joseph B. Leonard	78,528,735	556,543

As indicated in the table above, Don L. Chapman, Lewis H. Jordan and Joseph B. Leonard were elected as Class II Directors for terms expiring at the 2009 annual meeting of stockholders. The terms of the following Class III Directors will continue until the annual meeting in 2007: J. Veronica Biggins and Robert L. Fornaro. The terms of the following Class I directors will continue until the annual meeting in 2008: G. Peter D’Aloia, Jere A. Drummond, John F. Fiedler and William J. Usery, Jr.

Also at the annual meeting, stockholders were asked to vote for amendments to the 2002 Long-Term Incentive Plan. The purpose of the vote was to add a required minimum vesting period requirement for all future grants made under the 2002 Long-Term Incentive Plan as described in more detail in the Company’s proxy statement filed with the S.E.C. on April 17, 2006. At the annual meeting, the amendments to the 2002 Long-Term Incentive Plan were approved, with 75,906,755 shares voting for, 2,335,496 voting against, and 836,476 abstaining.

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