Form 10-Q
period 2006-09-30
AIRTRAN HOLDINGS INC
filed 2006-11-01
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Registrant’s telephone number, including area code: (407) 318-5600

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

Number of shares of Common Stock outstanding as of the close of business on October 23, 2006: 91,052,844, par value $0.001

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended September 30, 2006

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating Revenues:
Passenger	$467,178	$360,351	$1,375,970	$1,003,192
Cargo	864	850	2,943	2,546
Other	19,227	13,443	52,561	34,936

Total operating revenues	487,269	374,644	1,431,474	1,040,674

Operating Expenses:
Aircraft fuel	190,716	125,628	511,866	314,162
Salaries, wages and benefits	98,862	82,566	287,635	241,006
Aircraft rent	59,429	48,887	170,081	141,258
Maintenance, materials and repairs	34,217	25,643	112,900	74,616
Distribution	18,065	17,439	53,749	50,625
Landing fees and other rents	27,660	22,761	76,693	61,487
Aircraft insurance and security services	6,596	5,658	18,881	16,869
Marketing and advertising	12,527	8,588	35,529	26,234
Depreciation	7,360	5,190	19,642	14,010
Other operating	35,416	28,864	104,832	81,723

Total operating expenses	490,848	371,224	1,391,808	1,021,990

Operating Income (Loss)	(3,579)	3,420	39,666	18,684

Other (Income) Expense:
Interest income	(6,369)	(3,034)	(16,422)	(7,953)
Interest expense	13,459	8,178	35,796	21,563
Capitalized interest	(3,503)	(2,283)	(9,798)	(5,865)

Other (income) expense, net	3,587	2,861	9,576	7,745

Income (Loss) Before Income Taxes	(7,166)	559	30,090	10,939
Income tax expense (benefit)	(2,857)	(405)	11,251	3,232

Net Income (Loss)	$(4,309)	$964	$18,839	$7,707

Earnings (Loss) per Common Share
Basic	$(0.05)	$0.01	$0.21	$0.09
Diluted	$(0.05)	$0.01	$0.20	$0.09

Weighted-average Shares Outstanding
Basic	90,923	87,376	90,305	87,035
Diluted	90,923	90,237	92,377	89,646

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$172,911	$370,572
Restricted cash	23,334	19,443
Short-term investments	195,950	75
Accounts receivable, less allowance of $1,188 and $494 at September 30, 2006 and December 31, 2005, respectively	43,470	29,795
Spare parts, materials and supplies, less allowance for obsolescence of $1,632 and $1,292 at September 30, 2006 and December 31, 2005, respectively	20,447	14,610
Deferred income taxes	5,678	5,678
Prepaid expenses and other current assets	21,550	18,150

Total current assets	483,340	458,323

Property and Equipment:
Flight equipment	701,146	418,319
Less: Accumulated depreciation	(55,572)	(43,676)

	645,574	374,643

Purchase deposits for flight equipment	164,170	133,530

Other property and equipment	96,754	92,269
Less: Accumulated depreciation	(46,115)	(39,158)

	50,639	53,111

Total property and equipment	860,383	561,284

Other Assets:
Goodwill	8,350	8,350
Trade name	21,567	21,567
Debt issuance costs	11,323	10,285
Deferred income taxes	5,016	16,268
Prepaid aircraft rent	67,868	57,850
Other assets	44,475	26,090

Total Assets	$1,502,322	$1,160,017

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,115	$38,082
Accrued liabilities	119,567	94,907
Air traffic liability	174,615	115,157
Current portion of capital lease obligations	863	717
Current portion of long-term debt	110,546	70,515

Total current liabilities	444,706	319,378

Long-term capital lease obligations	13,221	13,971
Long-term debt, less current portion	563,269	387,396
Other long-term liabilities and deferred credits	91,395	83,150

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock	—	—
Common stock	91	89
Additional paid-in-capital	387,367	372,599
Accumulated earnings (deficit)	2,273	(16,566)

Total stockholders’ equity	389,731	356,122

Total Liabilities and Stockholders’ Equity	$1,502,322	$1,160,017

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net Income	$18,839	$7,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,717	15,201
Amortization of deferred gains from sale/leaseback of aircraft	(3,289)	(3,289)
Provision for uncollectible accounts	1,122	349
Loss on asset disposal	1,153	2,100
Deferred income taxes	11,251	3,232
Share based compensation	3,286	2,269
Other	—	80
Changes in current operating assets and liabilities:
Restricted cash	(3,891)	(12,285)
Accounts receivable	(14,797)	(12,993)
Aircraft rent	(10,018)	(10,584)
Spare parts, materials and supplies	(6,177)	(2,694)
Other assets	(39,619)	(22,784)
Accounts payable, accrued and other liabilities	35,552	29,785
Air traffic liability	59,458	52,472

Net cash provided by operating activities	74,587	48,566
Investing activities:
Purchases of property, plant and equipment	(65,610)	(26,062)
Payment of aircraft purchase deposits, net	(30,640)	(52,797)
Purchases of available-for-sale securities	(2,030,940)	(694,375)
Sales of available-for-sale securities	1,835,065	532,050

Net cash used for investing activities	(292,125)	(241,184)
Financing activities:
Issuance of long-term debt	56,244	71,515
Payments on long-term debt	(44,545)	(16,418)
Debt issuance costs	(3,308)	(2,210)
Proceeds from exercise of stock options and warrants	11,486	4,814

Net cash provided by financing activities	19,877	57,701

Net change in cash and cash equivalents	(197,661)	(134,917)
Cash and cash equivalents at beginning of period	370,572	307,493

Cash and cash equivalents at end of period	$172,911	$172,576

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment in exchange for debt	$203,600	$86,500

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	88,791	$89	$372,599	$(16,566)	$356,122
Issuance of common stock for exercise of options	753	1	5,801	—	5,802
Issuance of common stock under stock purchase plan	71	—	1,072	—	1,072
Issuance of common stock for detachable stock warrants exercised	1,000	1	4,509	—	4,510
Issuance of common stock for restricted award vesting	253	—	3,386	—	3,386
Net income	—	—	—	18,839	18,839

Balance at September 30, 2006	90,868	$91	$387,367	$2,273	$389,731

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature (other than non-recurring adjustments, which have been separately disclosed), necessary to present fairly the financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Reclassification

Certain 2005 amounts in the Condensed Consolidated Statement of Cash Flows and Statement of Operations have been reclassified to conform to current presentation.

Advertising expense

During 2005 we entered into an advertising barter transaction in which we exchanged flight credits in our frequent flyer program for promotional consideration. The transaction was recorded at the estimated fair value of the credits exchanged. During the third quarter of 2006, we recorded additional marketing and advertising expense of $2.4 million for a change in the estimated number of participants expected to use “free tickets” under the 2005 promotional arrangement. The revenue relating to the flight credits will be recognized as passenger revenue as the credits are utilized or expire.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109,” or FIN 48. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. We have not determined the effect, if any, that the adoption of FIN 48 will have on our financial position or results of operations. We will adopt FIN 48 as of January 1, 2007, as required.

In September 2006, the FASB issued Statement No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106, and 132 (R). SFAS 158 requires the recognition of the overfunded or underfunded status of defined benefit postretirement plans as assets or liabilities on the balance sheet with changes to the funded status recognized through comprehensive income in the year in which they occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. While we are currently evaluating the impact of SFAS 158 on our financial statements, we do anticipate the impact to be material.

Note 2 - Stock-Based Employee Compensation

Our 1993 Incentive Stock Option Plan provides for the grant of options to officers, directors and key employees to purchase up to 4.8 million shares of common stock at prices not less than the fair value of the shares on the dates of grant. Our 2002 Long-term Incentive Plan, 1996 Stock Option Plan, and 1994 Stock Option Plan respectively authorize up to 5 million, 5 million, and 4 million incentive stock options or nonqualified options, respectively, to be granted to our officers, directors, key employees and consultants.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, Share Based Payment, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and revises the guidance in SFAS 123, Accounting for Stock-Based Compensation.

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

The following table illustrates the effect on net income and earnings per share for the three months and nine months ended September 30, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provision in SFAS 123 (in thousands, except for per share amounts):

(in thousands, except per share amounts)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$964	$7,707
Add: Stock-based employee compensation expense related to restricted stock grants included in reported income, net of related tax effects	484	1,506
Deduct: Stock-based employee compensation expense related to both restricted stock and stock options grants determined under the fair value base method, net of related tax effects	(2,040)	(3,804)

Pro forma net income (loss)	$(592)	$5,409

EARNINGS (LOSS) PER SHARE:
Basic, as reported	$0.01	$0.09
Basic, pro forma	$(0.01)	$0.06
Diluted, as reported	$0.01	$0.09
Diluted, pro forma	$(0.01)	$0.06

The adoption of SFAS 123R affected our accounting for stock options and our employee stock purchase plan. The change in the accounting for the stock purchase plan does not have a material impact on our statement of operations. The adoption of SFAS 123R had no impact on our accounting for restricted stock grants.

Stock Options

SFAS 123R is effective for all stock options granted on or after January 1, 2006. For those stock options that were granted prior to January 1, 2006, but for which the vesting period is not complete, we used the “modified prospective method” of accounting permitted under SFAS 123R. Under this method, stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, must be accounted for on a prospective basis with the related cost being recognized in the financial statements beginning with the first quarter of 2006 using the grant date fair values previously calculated for our pro forma disclosures. We will recognize the related compensation costs not previously reflected in the pro forma disclosures over the remaining vesting period.

During 2005, we accelerated the vesting for certain unvested stock options awarded that had an exercise price greater than the market price on the date of the acceleration. The purpose of accelerating the vesting of these options was to avoid compensation expense in 2006 associated with the unvested options upon adoption of SFAS 123R. We have recognized $0.1 million in compensation expense related to the adoption of SFAS 123R during the nine months ended September 30, 2006. Because all outstanding options vested during the first quarter 2006, and we do not anticipate granting any options during 2006, we do not expect to incur additional expense related to the adoption of SFAS 123R for the year ending December 31, 2006.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as a operating cash flow. For the three and nine months ended September 30, 2006, we did not record any excess tax benefit generated from option exercises.

We utilize the Black-Scholes model to estimate the fair value of options at the date of grant. There were no options granted during the nine months ended September 30, 2006.

A summary of stock option activity under the aforementioned plan is as follows:

	Options	Weighted - Average Price
Balance at January 1, 2006	4,856,864	$7.77
Exercised	(922,982)	$6.11
Forfeited/Expired	(601,884)	$18.69

Balance at September 30, 2006 (all exercisable)	3,331,998	$6.43

The following table summarizes information concerning outstanding and exercisable options at September 30, 2006:

	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000’s)
$2.78 - 4.00	1,133,366	3.25	$3.44	$7,540
4.22 -5.97	706,178	5.09	$4.92	3,531
6.08 - 9.12	1,066,316	5.13	$8.04	2,001
10.00 -13.80	426,138	8.18	$12.49	(1,063)

$2.78-13.80	3,331,998	4.87	$6.43	$12,009

The intrinsic value of the options exercised in the first nine months of 2006 and 2005, determined as of the date of exercise of the options, was $9.3 million and $2.2 million, respectively. The fair value of the options exercised during the nine months ended September 30, 2006, as determined under SFAS 123 on the date of issuance, was $2.9 million.

Restricted Stock Awards

Restricted stock awards have been granted to certain of our officers, directors and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants of shares of our common stock which typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and the value is being charged on a straight-line basis to expense over the respective vesting period (generally three years). During the first nine months of 2006, we granted awards for approximately 470,000 shares and recorded deferred compensation related to such awards of approximately $7.1 million.

Approximately $3.4 million of deferred compensation was amortized as compensation expense during the first nine months of 2006. Awards for approximately 253,000 shares of restricted stock vested during the first nine months of 2006. As of September 30, 2006, awards for approximately 807,000 shares were outstanding but had not vested.

Prior to our adoption of SFAS 123R, we presented unearned compensation related to restricted stock awards as a separate component of stockholders equity. In accordance with SFAS 123R, on January 1, 2006, we reclassified unearned compensation as additional paid-in capital on our consolidated balance sheet.

Note 3 - Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
NUMERATOR:
Net income (Loss) available to common stockholders	$(4,309)	$964	$18,839	$7,707

DENOMINATOR:
Weighted-average shares outstanding, basic	90,923	87,376	90,305	87,035
Effect of dilutive securities:
Stock options	—	2,283	1,318	2,090
Stock warrants	—	578	260	521
Restricted stock	—	—	494	—

Diluted	90,923	90,237	92,377	89,646

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.05)	$0.01	$0.21	$0.09

Diluted	$(0.05)	$0.01	$0.20	$0.09

Excluded from the diluted earnings per share calculation for the three and nine month periods ended September 30, 2006 and 2005 are 11.2 million shares related to our 7% convertible notes that would be issued upon conversion because the effect of including these shares would have been anti-dilutive. Excluded from the three months ended September 30, 2006 and the nine months ended September 30, 2006 and 2005 were shares related to restricted stock because they were anti-dilutive. Additionally, excluded from the three months ended September 30, 2006 were shares related to stock options as they were anti-dilutive. In April 2006, all outstanding warrants were exercised and therefore have no impact on dilutive earnings per share as of September 30, 2006.

Note 4 - Commitments and Contingencies

Aircraft Purchase Commitments

During the nine months ended September 30, 2006, we took delivery of 14 B737 aircraft and two B717 aircraft. Of the 14 B737 aircraft, seven were leased under operating leases while seven were purchased using debt financing. The two B717 aircraft were leased under operating leases. Total lease commitments for the seven B737s and two B717s are $446.3 million payable through 2024. During the nine months ended September 30, 2006, we exercised options to acquire 24 additional B737 aircraft with delivery dates through 2010. In September 2006, we entered into an agreement with the aircraft manufacturer to reschedule five aircraft deliveries from the second half of 2007 and three aircraft deliveries from the first quarter of 2008 to deliveries in 2009 through 2011. As of September 30, 2006 we had on order 66 B737 aircraft with delivery dates between 2006 and 2011. The table below illustrates all aircraft scheduled for delivery through 2011:

Firm Aircraft Deliveries B737
Remainder of 2006	4
2007	14
2008	15
2009	18
2010	14
2011	1

Total	66

Aircraft Financing Arrangements

Of the 66 B737 aircraft on order, we have secured debt financing for 13 of the aircraft, including four to be delivered in the remainder of 2006 and nine to be delivered in 2007, through arrangements with financial institutions. Additionally, we have secured sale/leaseback agreements with respect to six related spare engines to be delivered through 2010 for the B737 aircraft.

Fuel Purchase Commitments

Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of September 30, 2006, utilizing fixed-price and cap arrangements, we had committed to purchase 38.3 million and 60 million gallons at a weighted-average price per gallon, excluding taxes and into-plane fees, of $2.07 and $1.64 respectively, for the remainder of 2006 and 2007. This represents approximately 47.3 percent and 15.6 percent of our anticipated fuel needs for the remainder of 2006 and 2007, respectively.

General Indemnifications and Litigation

We are party to many routine contracts under which we indemnify third parties for various risks. We have not recorded any liability for any of these indemnities, as the amount is not determinable or estimable. These indemnities generally consist of the following:

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

In our aircraft financing agreements and aircraft leasing agreements, we typically indemnify the financing parties, the trustee acting on their behalf and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation, and maintenance of the aircraft for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. We believe that we are covered by insurance (subject to deductibles) for most tort liabilities and related indemnities as described above with respect to the aircraft we operate. Additionally in our aircraft financing agreements, if there is a change in the law which results in the imposition of any reserve, capital adequacy, special deposit, or similar requirement the result of which is to increase the cost to the lender, we will pay the lender the additional amount necessary to compensate the lender for the actual cost increase.

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

Note 5 – Long-term Debt and Capital Leases

The components of our long-term debt, including capital lease obligations, were (in thousands):

	September 30, 2006	December 31, 2005
Floating rate aircraft notes payable through 2018, 6.92% weighted-average interest rate	$253,559	$138,906
Fixed rate aircraft notes payable through 2018, 7.02% weighted-average interest rate	77,260	—
7.00% convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.64% weighted-average interest rate	105,152	107,036
Floating rate aircraft pre-delivery deposit financings payable through 2008, interest rates from 6.78% to 7.28%	112,844	86,969
Capital lease obligations payable through 2015, 13.5% weighted-average interest rate	14,084	14,688

Total long-term debt	687,899	472,599
Less current maturities	(111,409)	(71,232)

Long-term debt maturities	$576,490	$401,367

Aircraft Financing Facilities

Floating rate facilities:

On February 14, 2006, we entered into a fourth floating rate aircraft facility (included in floating rate aircraft notes payable above), pursuant to which we financed the acquisition of two additional B737 aircraft. We took delivery of the first such aircraft in February 2006 and the second such aircraft in March 2006. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $58.0 million with maturities between February and March 2018. The notes bear interest at a floating rate per annum above the six-month LIBOR. Interest and principle payments are payable semi-annually.

On August 31, 2006, we entered into a fifth floating rate facility, pursuant to which we intend to finance the acquisition of five additional B737 aircraft. The five B737 aircraft are scheduled to be delivered in 2007. In conjunction with the financing of these B737 aircraft, we will issue equipment notes as aircraft are delivered. The notes will likely bear interest at a floating rate per annum above the three-month LIBOR; however, we have the ability to fix the rate on the date such notes are issued. Interest and principle payments will be payable quarterly. One or more of these B737 may constitute one or more of the eight B737 aircraft having deliveries deferred until 2009 and beyond. We are currently in discussions with the financial institution with which we have arranged this facility regarding the deferrals.

During the quarter ended September 30, 2006, we financed the acquisition of two B737 aircraft under the terms of our third floating rate facility, which was established in September 2005, thereby financing a total of four B737 under such facility during the nine months ended September 30, 2006. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $87.9 million (included in floating rate aircraft notes payable above) with maturities between May and September 2018. The notes bear interest at a floating rate per annum above the three-month LIBOR. Interest and principle payments are payable quarterly.

Fixed rate facilities:

During April 2006, we exercised the fixed rate option on three of our floating rate aircraft notes. The notes, which originally bore interest at a floating rate per annum above the six-month LIBOR, are payable through 2018 and bear interest at an average fixed rate of 7.02%. Payments of principal and interest are due semi-annually.

PDP facilities:

On August 1, 2006, we entered into two separate facilities (the “PDP facilities”) for purposes of financing our obligations to make pre-delivery payments on 14 B737 aircraft on order with an aircraft manufacturer. The PDP facilities entitle us to draw amounts up to approximately $30.3 million and $30.4 million, respectively, to fund a portion of our obligations to make pre-delivery payments in respect of 14 B737 aircraft with delivery dates scheduled through 2008. Drawings made under the PDP facilities bear interest at a floating rate per annum above one-month US Dollar LIBOR. The PDP facilities are secured by certain of our rights under our purchase agreement with the aircraft manufacturer, but only to the extent related to the B737 aircraft subject to the PDP facilities. As of September 30, 2006, approximately $4.5 million and $7.5 million, respectively, are outstanding under the PDP facilities. We are entitled to and intend to make additional drawings under the PDP facilities through December 2007, at which time we shall have satisfied all of our pre-delivery payment obligations to the aircraft manufacturer on the 14 B737 aircraft. One or more of these B737 aircraft may constitute one or more of these eight B737 aircraft having deliveries deferred until 2009 and beyond. We are currently in discussions with the financial institutions with which we have arranged these facilities regarding the deferrals.

On December 7, 2005, we entered into a facility (“PDP-3”) for purposes of financing our obligations to make pre-delivery payments in respect of B737 aircraft on order with an aircraft manufacturer. The 2005 PDP facility entitles us to draw amounts up to approximately $65 million to fund a portion of our obligations to make pre-delivery payments in respect of 19 B737 aircraft with delivery dates through 2008. Drawings under the 2005 PDP facility are secured by certain of our rights under our purchase agreement with the aircraft manufacturer, but only to the extent related to the B737 aircraft subject to the 2005 PDP facility. As of September 30, 2006, approximately $58.9 million is outstanding under the 2005 PDP facility through April 2007, at which time we shall have satisfied all of our pre-delivery payment obligations to the aircraft manufacturer in respect of the 19 B737 aircraft. One or more of these B737 aircraft may constitutive one or more of the eight B737 aircraft having deliveries deferred until 2009 and beyond. We are currently in discussions with the financial institutions with which we have arranged this facilities regarding the deferrals.

Credit Facility

As of September 30, 2006, $13.3 million of restricted cash on the accompanying consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities.

Note 6 - Income Taxes

Our effective income tax rate was 39.9 percent and 37.4 percent for the three and nine months ended September 30, 2006. Our tax expense for the three and nine months ended September 30, 2005 included a one-time benefit of $1.7 million resulting from adjustments to our deferred tax liabilities which were revalued in connection with a decrease in certain of our state tax rates and additional expense of approximately $1.0 million related to the revaluation of our deferred tax assets related to certain of our state NOLs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2005 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the cost and availability of aviation fuel. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

During the third quarter of 2006, we reported a net loss of $4.3 million compared to net income of $1.0 million reported for the third quarter of 2005. The loss was attributable in a large part to the fact that our unit revenues did not grow enough to cover our increase in jet fuel prices. During the third quarter, we experienced a slowdown in demand following the changes in airline security protocols resulting from the thwarted terrorist activity in London. While our passenger revenue per available seat mile (ASM) increased, and our non-fuel operating costs per ASM declined, they were not sufficient to offset the impact of the increase in fuel costs per ASM.

We continued our expansion, increasing capacity, or available seat miles, by 27.1 percent compared to the third quarter of 2005. Revenue passenger seat miles (RPM), increased by 22.0 percent, resulting in a load factor of 73.2 percent, down 3.1 percentage points from the prior year quarter. In addition, unit revenue measured by passenger revenue per available seat mile (RASM), increased by 2.0 percent resulting in overall revenue growth greater than 30 percent.

We increased the current fleet by four aircraft during the quarter, ending with 34 Boeing 737-700 and 87 Boeing 717-200 aircraft. The fleet will grow by an additional four Boeing 737 through the remainder of this year. These aircraft will be deployed through a combination of additional flights in existing markets and new point-to-point flying in markets like Boston, Chicago, Detroit and Indianapolis to Florida.

We estimate our capacity (as measured by available seat miles flown) at the end of the year will be about 24 percent higher than 2005. During the quarter, we reinstated nonstop service between Gulfport-Biloxi, Mississippi and Fort Lauderdale and Tampa, Florida. The service is operated and marketed in conjunction with a number of the Gulf Coast casino resorts.

During the quarter we announced plans to defer deliveries of future aircraft reducing planned deliveries in 2007 by five aircraft starting in August and three aircraft in the first quarter of 2008.

We will continue to face several challenges through the remainder of the year. Managing costs and increasing revenues in the face of high fuel levels will continue to be a primary focus. Two of our largest competitors are operating in bankruptcy, which creates uncertainty in a number of competitive markets in both the near and long term. Additionally, if our fuel costs rise, we cannot guarantee that we will be able to raise revenues to match the increased fuel costs.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States. Generally, the second quarter tends to be the strongest revenue quarter for the company.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2006 and 2005

The table below sets forth selected financial and operating data for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,				Percentage Increase (Decrease)
	2006		2005
Revenue passengers	5,137,151		4,396,524		16.9
Revenue passenger miles (RPM) (000s) (1)	3,635,238		2,980,552		22.0
Available seat miles (ASM) (000s) (2)	4,965,224		3,905,905		27.1
Passenger load factor (3)	73.2%		76.3%		(3.1	)pts.
Break-even load factor (4)	74.3%		76.2%		(1.9	)pts.
Average fare (excluding transportation taxes) (5)	$90.94		$81.96		11.0
Average yield per RPM (6)	12.85	¢	12.09	¢	6.3
Passenger revenue per ASM (RASM) (7)	9.41	¢	9.23	¢	2.0
Operating cost per ASM (CASM) (8)	9.89	¢	9.50	¢	4.1
Average stage length (miles) (9)	659		650		1.4
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.33		$1.90		22.6
Average daily utilization (hours:minutes) (10)	11:10		10:48		5.9
Number of operating aircraft in fleet at end of period	121		99		22.2

	Nine Months Ended September 30,				Percentage Increase (Decrease)
	2006		2005
Revenue passengers	15,033,987		12,250,016		22.7
Revenue passenger miles (RPM) (000s) (1)	10,398,268		8,339,845		24.7
Available seat miles (ASM) (000s) (2)	14,026,038		11,224,686		25.0
Passenger load factor (3)	74.1%		74.3%		(0.2	)pts.
Break-even load factor (4)	72.5%		73.5%		(1.0	)pts.
Average fare (excluding transportation taxes) (5)	$91.52		$81.89		11.8
Average yield per RPM (6)	13.23	¢	12.03	¢	10.0
Passenger revenue per ASM (RASM) (7)	9.81	¢	8.94	¢	9.7
Operating cost per ASM (CASM) (8)	9.92	¢	9.10	¢	9.0
Average stage length (miles) (9)	653		651		0.3
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.23		$1.67		33.0
Average daily utilization (hours: minutes) (10)	11:20		11:00		1.8

(1)	The number of revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles each seat is flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Passenger load factor that must be achieved to breakeven at the income before tax level
(5)	Passenger revenue divided by total passengers
(6)	Passenger revenue divided by RPMs
(7)	Passenger revenue divided by ASMs
(8)	Operating expenses divided by ASMs
(9)	Total aircraft miles flown divided by departures
(10)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended September 30, 2006 and 2005

Summary

We recorded an operating loss of $3.6 million, net loss of $4.3 million and loss per diluted common share of $0.05 for the third quarter of 2006. For the comparative period in 2005, we recorded operating income of $3.4 million, net income of approximately $1.0 million and earnings per diluted common share of $0.01.

Operating Revenues

Our operating revenues for the three months ended September 30, 2006 increased $112.6 million (30.1 percent), primarily due to a 29.6 percent increase in passenger revenues. The increase in passenger revenues was due to a 22.0 percent increase in RPMs and an increase in our average yield per RPM of 6.3 percent to 12.85 cents per RPM. The increase in yield resulted primarily from an 11.0 percent increase in our average fare to $90.94. The favorable impact of the increase in yield was somewhat offset by a 3.1 percentage point decrease in our passenger load factor, resulting in a 2.0 percent increase in passenger unit revenues or RASM to 9.41 cents.

Since September 30, 2005, we have taken delivery of four B717 and 18 B737 aircraft. As a result, our capacity, as measured by ASMs, increased 25.0 percent. Our traffic, as measured by RPMs, increased 24.7 percent.

Operating Expenses

Our operating expenses increased by $119.6 million (32.2 percent) on an ASM increase of 27.1 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or our operating expenses per ASM, for the three months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,				Percentage Increase (Decrease)
	2006		2005
Aircraft fuel	3.84	¢	3.22	¢	19.3
Salaries, wages and benefits	1.99		2.11		(5.7)
Aircraft rent	1.20		1.25		(4.0)
Maintenance, materials and repairs	0.69		0.66		4.5
Distribution	0.36		0.45		(20.0)
Landing fees and other rents	0.56		0.58		(3.4)
Aircraft insurance and security services	0.13		0.15		(13.3)
Marketing and advertising	0.25		0.22		13.6
Depreciation	0.15		0.13		15.4
Other operating	0.72		0.73		(1.4)

Total CASM	9.89	¢	9.50	¢	(4.1)

Aircraft fuel increased 19.3 percent on an ASM basis. Aircraft fuel increased primarily due to escalated fuel prices. Our fuel price per gallon, including taxes and into-plane fees, increased 23.1 percent from $1.90 during the third quarter of 2005 to $2.33, during the third quarter of 2006. The level of our flight operations, as measured by block hours flown, increased 25.0 percent while our fuel consumption per block hour decreased by 1.3 percent to 677 gallons per block hour resulting an increase in total fuel expense for the quarter of $65.1 million, or 51.8 percent. In a continued effort to reduce our fuel costs, we have been adding winglets to a number of our B737 aircraft. These enhancements extend the aircraft range, improve performance, and reduce fuel costs.

Salaries, wages and benefits decreased 5.7 percent on an ASM basis, primarily due to gains in productivity driven by the increased number of aircraft and higher daily utilization.

Distribution costs decreased 20.0 percent on an ASM basis reflecting the new rates in our travel agent distributions (“GDS”) agreements that were negotiated during the fourth quarter 2005. Additionally, for the three months ended September 30, 2006, approximately 59.4 percent of our revenue sales were made via our own website, AirTran.com. We recognize significant cost savings when our sales are booked directly through our website.

Aircraft insurance and security services decreased 13.3 percent on an ASM basis. While the addition of 22 new Boeing aircraft to our fleet since September 30, 2005 increased our total insured hull value and related insurance premiums, the decrease on an ASM basis was primarily due to a reduction in hull and liability insurance rates for our fleet coverage.

Marketing and advertising increased 13.6 percent on an ASM basis due primarily to a $2.4 million charge attributable to a change in the number of estimated participants using “free tickets” in the highly successful 2005 Wendy’s promotional arrangement.

Depreciation increased 15.4 percent on an ASM basis, primarily due to the purchase of seven B737 aircraft since September 30, 2005 and purchases of spare aircraft parts for the new B737 fleet. With the exception of such seven B737s, all aircraft additions since September 30, 2005 were lease financed rather than purchased.

Non-operating Expenses

Other (income) expense, net increased by $ 0.7 million. Higher invested cash balances along with higher interest rates increased interest income by $3.3 million. Interest expense increased by $5.3 million primarily due to the effect of aircraft debt financings entered into during 2005 and 2006. Capitalized interest increased by $1.2 million due to increased deposits on future aircraft. Capitalized interest represents interest on purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

Income Tax Expense

Our effective income tax rate was 39.9 percent for the three months ended September 30, 2006. Our tax expense for the three months ended September 30, 2005 included a one-time benefit of $1.7 million resulting from adjustments to our deferred tax liabilities which were revalued in connection with a decrease in certain of our state tax rates and additional expense of approximately $1.0 million related to the revaluation of our deferred tax assets related to certain of our state NOLs.

For the nine months ended September 30, 2006 and 2005

Summary

We recorded operating income of $39.7 million, net income of $18.8 million and diluted earnings per common share of $0.20 for the nine months ended September 30, 2006. For the comparative period in 2005, we recorded operating income of $18.7 million, net income of $7.7 million and diluted earnings per common share of $0.09.

Operating Revenues

Our operating revenues for the nine months ended September 30, 2006 increased $390.8 million (37.6 percent), primarily due to a 37.2 percent increase in passenger revenues. The increase in passenger revenues was due to a 24.7 percent increase in RPMs and an increase in our average yield per RPM of 10.0 percent to 13.23 cents per RPM. The increase in yield resulted primarily from an 11.8 percent increase in our average fare to $91.52. This increase in yield, slightly offset by the impact of 0.2 percentage point decrease in our passenger load factor, resulted in a 9.7 percent increase in passenger unit revenues or RASM to 9.81 cents per ASM.

Since September 30, 2005, we have taken delivery of four B717 and 18 B737 aircraft. As a result, our capacity, as measured by ASMs, increased 25.0 percent. Our traffic, as measured by RPMs, increased 24.7 percent.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2006 increased $369.8 million (36.2 percent) related to an ASM growth of 25.0 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the nine months ended September 30, 2006 and 2005, respectively.

	Nine Months Ended September 30,				Percentage Increase (Decrease)
	2006		2005
Aircraft fuel	3.65	¢	2.80	¢	30.4
Salaries, wages and benefits	2.05		2.15		(4.7)
Aircraft rent	1.21		1.26		(4.0)
Maintenance, materials and repairs	0.80		0.66		21.2
Distribution	0.38		0.45		(15.6)
Landing fees and other rents	0.55		0.55		—
Aircraft insurance and security services	0.13		0.15		(13.3)
Marketing and advertising	0.25		0.23		8.7
Depreciation	0.14		0.12		16.7
Other operating	0.76		0.73		4.1

Total CASM	9.92	¢	9.10	¢	9.0

Aircraft fuel including taxes and into-plane fees increased 30.4 percent on an ASM basis primarily due to escalating fuel prices. Our fuel price per gallon, including taxes and into-plane fees, increased 33 percent from $1.67 during the nine months ended September 30, 2005 to $2.23 during the nine months ended September 30, 2006. The level of our flight operations, as measured by block hours flown, increased 22.4 percent and our fuel consumption per block hour decreased 0.1 percent to 672 gallons per block hour, resulting in an increase in total fuel expense for the nine months of $197.7 million, or 62.9 percent. In a continued effort to reduce our fuel costs, we have been adding winglets to a number of our B737 aircraft. These enhancements extend the aircraft range, improve performance, and reduce fuel costs.

Maintenance, materials and repairs increased 21.2 percent on an ASM basis primarily due to an increase in our power by the hour contractual rates for our B717 engines. On a block hour basis, maintenance costs increased 23.6 percent from $267 during the nine months ended September 30, 2005 to $330 during the nine months ended September 30, 2006. For the quarter ended September 30, 2006, maintenance costs on a block hour basis was $283.

Distribution costs decreased 15.6 percent on an ASM basis reflecting the new rates in our GDS agreements that were negotiated during the fourth quarter 2005. Additionally, for the nine months ended September 30, 2006, approximately 57.3 percent of our revenue sales were made via our internal website, AirTran.com, compared to 58.6 for the analogous period in 2005. We recognize significant cost savings when our sales are booked directly through our website.

Marketing and advertising increased 8.7 percent on an ASM basis due primarily to a $2.4 million charge attributed to a change in the number of estimated participants using “free tickets” in the highly successful 2005 Wendy’s promotional arrangement.

Aircraft insurance and security services decreased 13.3 percent on an ASM basis. While the addition of 22 new Boeing aircraft to our fleet since September 30, 2005 increased our total insured hull value and related insurance premiums, the decrease on an ASM basis is primarily due to a reduction in hull and liability insurance rates for our fleet coverage.

Depreciation increased 16.7 percent on an ASM basis, primarily due to the purchase of seven B737 aircraft since September 30, 2005 and purchases of spare aircraft parts for the new B737 fleet. With the exception of the seven B737s, all aircraft additions since September 30, 2005 were lease financed rather than purchased.

Non-operating (Income) Expense

Other (income) expense, net increased by $1.8 million. Higher invested cash balances along with higher interest rates increased interest income by $8.5 million. Interest expense increased by $14.2 million primarily due to the effect of aircraft debt financings entered into during 2005 and 2006. Capitalized interest increased by $3.9 million due to increased deposits on future aircraft. Capitalized interest represents interest on purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

Income Tax Expense

Our effective income tax rate was 37.4 percent for the nine months ended September 30, 2006 compared to 29.5 percent for the nine months ended September 30, 2005. Our tax expense for the nine months ended September 30, 2005 included a one-time benefit of $1.7 million resulting from adjustments to our deferred tax liabilities which were revalued in connection with a decrease in certain of our state tax rates and additional expense of approximately $1.0 million related to the revaluation of our deferred tax assets related to certain of our state NOLs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are cash provided by operating and financing activities. Our primary uses of cash are for working capital (including labor and fuel costs), capital expenditures and general corporate purposes.

Our total cash, including cash and cash equivalents, restricted cash and short-term investments totaled $392.2 million and $390.1 million at September 30, 2006, and December 31, 2005, respectively. Short-term investments consist of auction rate securities with reset periods less than 12 months. Short-term investments totaled $196.0 million and $0.1 million at September 30, 2006 and December 31, 2005, respectively.

Operating activities for the nine months ended September 30, 2006 generated $74.6 million of cash compared to $48.6 million for the comparable period in 2005. The increase was primarily due to an increase in passenger bookings for future travel, an increase in accounts payable and accrued liabilities, an increase in depreciation expense, a decrease in deferred tax assets and an increase in net income. Cash was used for increases in other assets, prepaid aircraft rent and spare parts, material and supplies.

Investing activities for the nine months ended September 30, 2006 used $292.1 million in cash compared to $241.2 million for the comparable period in 2005. Our investing activities primarily consist of capital expenditures related to aircraft, ground service equipment and computer equipment, aircraft purchase deposits required for scheduled deliveries in future periods and purchases and sales of auction rate securities. Additionally, cash is used for the purchase of equipment related to our B717 and B737 aircraft fleets.

Financing activities for the nine months ended September 30, 2006 provided $19.9 million of cash compared to $57.7 million for the comparable period in 2005. During 2006, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $56.2 million, offset by debt repayments of $44.5 million. Additionally during 2006 we received $11.5 million from the exercise of options and warrants for the purchase of common stock.

Aircraft Purchase Commitments

During the nine months ended September 30, 2006, we took delivery of 14 B737 aircraft and two B717 aircraft. Of the 14 B737 aircraft, seven were leased under operating leases while seven were purchased using debt financing. The two B717 aircraft were leased under operating leases. During the nine months ended September 30, 2006, we exercised options to acquire 24 additional B737 aircraft with delivery dates through 2010. In September 2006, we entered into an agreement with the aircraft manufacturer to reschedule five aircraft deliveries from the second half of 2007 and three aircraft deliveries from the first quarter of 2008 to deliveries in 2009 through 2011. As of September 30, 2006 we had on order 66 B737 aircraft with delivery dates between 2006 and 2011. The table below illustrates all aircraft scheduled for delivery through 2011:

Firm Aircraft Deliveries B737
Remainder of 2006	4
2007	14
2008	15
2009	18
2010	14
2011	1

Total	66

Aircraft Financing Arrangements

Of the 66 B737 aircraft on order, we have secured debt financing for 13 of the aircraft, including four to be delivered in the remainder of 2006 and nine to be delivered in 2007, through arrangements with financial institutions. Additionally, we have secured sale/leaseback agreements with respect to six related spare engines to be delivered through 2010 for the B737 aircraft.

Debt Agreements

Aircraft Financing Facilities

Floating rate facilities:

On February 14, 2006, we entered into a fourth floating rate aircraft facility pursuant to which we financed the acquisition of two additional B737 aircraft. We took delivery of the first such aircraft in February 2006 and the second such aircraft in March 2006. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $58.0 million with maturities between February and March 2018. The notes bear interest at a floating rate per annum above the six-month LIBOR. Interest and principal payments are payable semi-annually.

On August 31, 2006, we entered into a fifth floating rate facility, pursuant to which we intend to finance the acquisition of five additional B737 aircraft. The five B737 aircraft are scheduled to be delivered in 2007. In conjunction with the financing of these B737 aircraft, we will issue equipment notes as aircraft are delivered. The notes will likely bear interest at a floating rate per annum above the three-month LIBOR; however, we have the ability to fix the rate on the date such notes are issued. Interest and principal payments will be payable quarterly. One or more of these B737 aircraft may constitute one or more of the eight B737 aircraft having deliveries deferred until 2009 and beyond. We are currently in discussions with the financial institution with which we have arranged this facility regarding the deferrals.

During the quarter ended September 30, 2006, we financed the acquisition of two B737 aircraft under the terms of our third floating rate facility, which was established in September 2005, thereby financing a total of four B737 under such facility during the nine months ended September 30, 2006. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $87.9 million with maturities between May and September 2018. The notes bear interest at a floating rate per annum above the three-month LIBOR. Interest and principal payments are payable quarterly.

Fixed rate facilities:

During April 2006, we exercised the fixed rate option on three of our floating rate aircraft notes. The notes, which originally bore interest at a floating rate per annum above the six-month LIBOR, are payable through 2018 and bear interest at an average fixed rate of 7.02 percent. Payments of principal and interest are due semi-annually.

PDP facilities:

On August 1, 2006, we entered into two separate facilities (the “PDP facilities”) for purposes of financing our obligations to make pre-delivery payments on 14 B737 aircraft on order with an aircraft manufacturer. The PDP facilities entitle us to draw amounts up to approximately $30.3 million and $30.4 million, respectively, to fund a portion of our obligations to make pre-delivery payments in respect of 14 B737 aircraft currently scheduled to be delivered through 2008. Drawings made under the PDP facilities bear interest at a floating rate per annum above one-month US Dollar LIBOR. The PDP facilities are secured by certain of our rights under our purchase agreement with the aircraft manufacturer, but only to the extent related to the B737 aircraft subject to the PDP facilities. As of September 30, 2006, approximately $4.5 million and $7.5 million, respectively, are outstanding under the PDP facilities. We are entitled to and intend to make additional drawings under the PDP facilities through December 2007, at which time we shall have satisfied all of our pre-delivery payment obligations to the aircraft manufacturer in respect of the 14 B737 aircraft. One or more of these B737 aircraft may constitute one or more of these eight B737 aircraft having deliveries deferred until 2009 and beyond. We are currently in discussions with the financial institutions with which we have arranged these facilities regarding the deferrals.

On December 7, 2005, we entered into a facility (“PDP-3”) for purposes of financing our obligations to make pre-delivery payments in respect of B737 aircraft on order with an aircraft manufacturer. The 2005 PDP facility entitles us to draw amounts up to approximately $65 million to fund a portion of our obligations to make pre-delivery payments in respect of 19 B737 aircraft with delivery dates through 2008. Drawings under the 2005 PDP facility are secured by certain of our rights under our purchase agreement with the aircraft manufacturer, but only to the extent related to the B737 aircraft subject to the 2005 PDP facility. As of September 30, 2006, approximately $58.9 million is outstanding under the 2005 PDP facility through April 2007, at which time we shall have satisfied all of our pre-delivery payment obligations to the aircraft manufacturer in respect of the 19 B737 aircraft. One or more of these B737 aircraft may constitutive one or more of the eight B737 aircraft having deliveries deferred until 2009 and beyond. We are currently in discussions with the financial institutions with which we have arranged this facilities regarding the deferrals.

Credit Facility

As of September 30, 2006, $13.3 million of restricted cash on the accompanying consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities.

Other Sources of Liquidity

We have various options available to meet our capital and operating commitments including internally generated funds and various borrowing or leasing options. Additionally, we have an outstanding shelf registration which we may utilize to raise funds for aircraft financings or other purposes in the future. There can be no assurance that financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if we are unable to raise prices to cover our costs, we may slow our growth, including through the subleasing of certain of our aircraft.

NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation o f FASB Statement No. 109,” or FIN 48. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. We have not determined the effect, if any, that the adoption of FIN 48 will have on our financial position or results of operations. We will adopt FIN 48 as of January 1, 2007, as required.

In September 2006, the FASB issued Statement No. 158 (SFAS 158), Employers’ accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106, and 132 (R). SFAS 158 requires the recognition of the overfunded or underfunded status of defined benefit postretirement plans as assets or liabilities on the balance sheet with changes to the funded status recognized through comprehensive income in the year in which they occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. We are currently evaluating the impact of SFAS 158 on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2005, other than those discussed below.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2006 and 2005 represented approximately 36.8 percent and 30.7 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. As of September 30, 2006, utilizing fixed-price and cap arrangements, we had committed to purchase 38.3 million and 60.0 million gallons at a weighted average price per gallon, excluding taxes and into-plane fees, of $2.07 and $1.64 respectively, for the remainder of 2006 and 2007. This represents approximately 47.3 percent and 15.6 percent of our anticipated fuel needs for the remainder of 2006 and 2007, respectively.

Based on our projected fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel would increase fuel expense for the remainder of the year by approximately $7.8 million including the effect of our fuel purchase contracts described above. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations, operating results, and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), as well as to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of September 30, 2006, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 and are designed to provide management with the appropriate information to allow timely decisions regarding required disclosure.

Remediation of Material Weaknesses

As discussed in the Form 10-K/A filing for the fiscal year ended December 31, 2005, we determined that a material weakness existed as of December 31, 2005 relating to an insufficient number of staff with financial accounting expertise. During the nine months ended September 30, 2006, we took the following steps to remediate this material weakness: we filled open accounting positions; we established and filled a Vice President and Chief Accounting Officer position for AirTran Airways; and, we began providing and will continue to provide continuing professional education for appropriate accounting and financial personnel.

We also identified an additional material weakness that existed as of December 31, 2005 related to our financial accounting for fuel expense. The material weakness resulted in the restatement of our financial statements for the years ended December 31, 2004 and 2005 and the quarter ended March 31, 2006. As a consequence of the restatements the Company’s reported net income for the two years ended December 31, 2005 was increased by $4.3 million. In March 2006, we implemented revised controls in order to remediate this material weakness. Specifically, the following controls were strengthened or implemented: monthly review of our fuel expense analyses monthly reconciliations of our prepaid fuel balances to vendor statements and the outstanding balances owed to or from our fuel suppliers are periodically confirmed.

After implementing and evaluating such additional controls and procedures, we concluded that, as of September 30, 2006, we have remediated the material weaknesses described above in the Company’s internal controls over financial reporting. Additionally, we will continue to monitor the effectiveness of our internal controls over financial reporting and will make any further changes that management deems appropriate.

Changes in Internal Controls

The changes in the third quarter implemented as a result of remediation of the material weaknesses, as noted above, were the only changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.		Description
	10.43	-	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and BNP Paribas S.A. (acting through its Paris Branch), as Security Agent

	10.44	-	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and BNP Paribas S.A. (acting through its Paris Branch), as Security Agent

	10.45	-	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

	10.46	-	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

	10.47	-	Loan Agreement [N320AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

	10.48	-	Loan Agreement [N330AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

	10.49	-	Loan Agreement [N336AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

	10.50	-	Loan Agreement [N337AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

	10.51	-	Loan Agreement [N344AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

	31.1	-	Rule 13(a)-14 Certification of Chief Executive Officer

	31.2	-	Rule 13(a)-14 Certification of Chief Financial Officer

	32.1	-	CEO certification pursuant to 18 U.S.C. Section 1350

	32.2	-	CFO certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: November 1, 2006	/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President Finance, and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.43	-	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and BNP Paribas S.A. (acting through its Taris Branch), as Security Agent

10.44	-	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and BNP Paribas S.A. (acting through its Taris Branch), as Security Agent

10.45	-	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

10.46	-	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

10.47	-	Loan Agreement [N320AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

10.48	-	Loan Agreement [N330AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

10.49	-	Loan Agreement [N336AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

10.50	-	Loan Agreement [N337AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

10.51	-	Loan Agreement [N344AT], dated as of August 31, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent

31.1	-	CEO certification pursuant to Rule 13(a)-14

31.2	-	CFO certification pursuant to Rule 13(a)-14

32.1	-	CEO certification pursuant to 18 U.S.C. Section 1350

32.2	-	CFO certification pursuant to 18 U.S.C. Section 1350