Form 10-K
period 2006-12-31
AIRTRAN HOLDINGS INC
filed 2007-03-01
CIK 948846

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(407) 318-5600

Registrant’s telephone number, including area code

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

The aggregate market value of common stock held by non-affiliates of the registrant as of February 16, 2007, was approximately $1,044,000,000 (based on the last reported sale price on the New York Stock Exchange on that date). The number of shares outstanding of the registrant’s common stock as of February 16, 2007 was 91,332,760 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on May 23, 2007 and to be filed with the Commission, are incorporated by reference into this Report on Form 10-K.

FORWARD-LOOKING INFORMATION

Statements in this Form 10-K report (or otherwise made by AirTran or on AirTran’s behalf) contain various forward-looking statements, including, except in connection with AirTran’s offer to exchange with respect to Midwest Air Group, Inc (“Midwest”), within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. These forward-looking statements are subject to risks, uncertainties and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs and assumptions upon which we base our expectations may change. Although these expectations may change, we may not inform you if they do, except as required by law. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

You should understand that many important factors, in addition to those discussed in this report, could cause our results to differ materially from those expressed in the forward-looking statements. Potential factors that could affect our results include, in addition to others not described in this report, those described in Item 1A of our report on Form 10-K under “Risk Factors”. In light of these risks and uncertainties, the forward-looking events discussed in this report might not occur.

PART I

ITEM 1.	BUSINESS

The Company

All of the operations of AirTran Holdings, Inc. (the Company, AirTran, we or us) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of February 1, 2007, we operated 87 Boeing 717-200 (B717) and 41 Boeing 737-700 (B737) aircraft offering approximately 700 scheduled flights per day to 51 locations in United States as well as to Freeport, Grand Bahamas.

We have created what we believe to be a successful business model by targeting value oriented business and leisure travelers with high quality service at affordable fares. Our service is designed not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 20.1 million revenue passengers who flew AirTran Airways during 2006, a 20.5 percent increase from the 16.6 million revenue passengers we served in the prior year. We achieved these results with a cost structure that ranks among the lowest in the airline industry.

Our principal executive offices are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and our telephone number is (407) 318-5600. Our official website address is www.airtran.com. Our audit committee charter, code of conduct and ethics, and filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are accessible free of charge at www.airtran.com. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer and all other executive officers will be disclosed on our website. During 2006, we posted in a timely manner all Exchange Act reports required to be filed during the period.

The reference to our website does not constitute incorporation by reference of any information contained at that site.

Proposed Acquisition of Midwest Air Group

We believe that a combination of AirTran Airways and Midwest Air Group (Midwest) would provide substantial benefits to the shareholders, customers, employees and other stakeholders of the two companies. On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest, for $13.25 per Midwest share, based on the closing price of our common stock on January 8, 2007. The offer consists of $6.625 in cash and 0.5884 share of AirTran common stock for each Midwest share. The total equity value of the exchange offer is approximately $345 million. The offer, which is being made through a wholly-owned subsidiary of the Company, has been extended and is scheduled to expire on March 8, 2007. The exchange offer is subject to specified and customary conditions. On January 25, 2007, the board of directors of Midwest announced that it had unanimously recommended that Midwest's shareholders reject our offer to acquire all outstanding shares of Midwest and not tender their shares to us. Because we believe a combination of the two airlines would strengthen both airlines, we are continuing to pursue the acquisition of Midwest. We have filed a registration statement (Form S-4 No. 333-139917) with the Securities and Exchange Commission which contains additional information regarding the exchange offer and the benefits and risks related to the proposed acquisition.

Business Strategy

Quality Low Fare Service. We established our competitive position by providing affordable fares that appeal to price conscious travelers. We have grown our business through innovative product offerings designed to enhance the entire airline travel experience of our customers while maintaining affordable fares. The AirTran experience features:

•	competitive fares offered in an easy to understand fare structure

•	user-friendly automated services for reservations, ticketing and check-in through our

•	award winning website, airtran.com

•	Bye-Pass™ airport self-service kiosks

•	customer friendly services, including

•	a highly affordable business class

•	advance seat assignments

•	special amenities, including XM Satellite Radio, which we introduced to the air travel industry and have now deployed across our entire fleet

•	some of the industry’s fastest growing customer loyalty programs, including our

•	unique A+ Rewards™ program

•	A2B™ corporate travel program

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

New and Modern Fleet. Our entire fleet is comprised of B717 and B737 aircraft. We were the launch customer for the B717, which was designed specifically for efficient short-haul service. As of February 1, 2007, our fleet included 87 B717 aircraft. We believe the B717 remains ideally suited for the short-haul, high-frequency service that we primarily operate and provides operating efficiencies which support our low cost structure. The manufacturer of the B717 discontinued the production of the aircraft in 2006.

We took delivery of our first B737-700 aircraft in June 2004 and, as of February 1, 2007, our fleet included 41 B737 aircraft. In addition to the 41 B737 aircraft, we hold firm orders for 59 B737 aircraft to be delivered through 2011. We believe the B737 is an ideal complement to our B717 aircraft, offering us a larger aircraft, increased range and even lower unit operating cost per available seat mile flown. The B737 aircraft has allowed us to extend our network to selected cities in the western United States and offers us the ability to expand our international operations to locations in Canada, Mexico, Central America and the Caribbean should we chose to do so. We believe the B737 aircraft enhances the AirTran brand while offering improvements in our operating performance.

We had a combined total of 128 aircraft on February 1, 2007, giving us an average fleet age among the lowest in the industry at approximately three years.

Growing Atlanta Hub and Expanding Network System. As the second largest carrier at Hartsfield –Jackson Atlanta International Airport, the world’s busiest airport, we have a strong presence in Atlanta. The Metropolitan Atlanta population base represents one of the largest travel markets in the United States and its geographic position provides a strong hub from which we continue to expand our route network. In 2006, we increased service to a number of existing locations and added two new cities, Seattle, Washington and White Plains, New York. In the fourth quarter of 2006, we announced service to three new locations; Newburgh, New York; Daytona Beach, Florida; and Phoenix, Arizona, which commenced in the first quarter of 2007. In January 2007 we announced service to two additional new locations, San Diego, California and St. Louis, Missouri, which will commence in the second quarter of 2007.

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

Diversification of Route Network. Since 2000, we have expanded the scope of our route structure to include coast to coast flying and have increased the number of flights both from our Atlanta hub as well as other airports. We have diversified our route structure by increasing the amount of non-Atlanta related operations from approximately 10 percent of our daily departures as of December 31, 2001 to approximately 34 percent of daily operations in January 2007 (see table below). For example, our expansion at Baltimore/Washington International Airport enabled us to initiate many new non-stop routes. In the future, we may selectively add new “point-to-point” routes between cities other than Atlanta that we currently serve, as well as create additional hubs or additional “focus” cities similar to our operations at Baltimore/Washington and Orlando.

Airport	Daily Operations*	Nonstop Markets Served	% of System Operations*
Atlanta (ATL)	454	50	66%
Orlando (MCO)	96	24	14%
Baltimore-Washington (BWI)	66	10	10%
Chicago (MDW)	52	8	8%
Boston (BOS)	54	9	8%
Philadelphia (PHL)	32	5	5%
Tampa (TPA)	48	13	7%
New York (LGA)	16	3	4%
Dallas/Fort Worth (DFW)	16	3	2%
Fort Lauderdale (FLL)	48	12	7%

* Operations is defined as a take-off and landing at each city; percentage of system operations will be greater than 100%

Increase Sales Through Our Website. We utilize the Internet as an integral part of our distribution network and emphasize our website, www.airtran.com, prominently in all of our marketing. Sales booked directly on airtran.com represent our most cost-effective form of distribution. In addition to being user-friendly and simple, our website is designed to sell tickets efficiently. We continue to add functionality to airtran.com that allows customers to easily book and manage their travel including a new fare and schedule display, the ability to retrieve and change future flight reservations and seat selection and on-line check-in. The airtran.com website is an important distribution channel, producing 60% of our revenues during 2006.

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

Competitive Strengths

Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry in terms of cost per available seat mile, providing a competitive advantage compared to higher cost carriers. Our low operating costs are made possible through a company-wide focus on cost controls with emphasis on high labor productivity, lower distribution cost and, higher asset utilization. In addition, we realize efficiencies from the operation of only two aircraft types from a single manufacturer as well as enhanced efficiencies from the introduction of new modern B737 aircraft to our fleet.

Attractive Atlanta Hub and Route Network. We operate 22 gates from a single concourse under long-term leases at Hartsfield-Jackson Atlanta International Airport, the world’s busiest airport, and have use agreements for additional gates on an adjacent concourse and potential for expansion. With our 2006 expansion to Seattle and White Plains, and our 2007 expansion to Newburg, N.Y., San Diego, St. Louis and Phoenix, we now offer quality low fare service to 53 destinations from Atlanta, including most of the largest travel markets within the United States.

Diversified Traffic Base. We serve both the leisure and business traveler and continue to see strong demand for our product. Our revenue base grew by more than 39 percent in 2005 and more than 31 percent in 2006. Over the past four years, we have also diversified our network increasing operations in key business markets like Baltimore/Washington (BWI), Chicago-Midway (MDW)

and Indianapolis (IND), as well as adding a number of new direct routes from Florida. As a percentage of total operations, Atlanta represents approximately 66 percent of our network, down from approximately 90 percent at the end of 2001. This market diversification provides a number of marketing and cost synergies and adds stability to our revenues by protecting against risks that may impact individual markets.

Flexibility. We have consistently demonstrated our ability to adjust to changes in the economy, market conditions and a competitive industry environment. We responded rapidly to the effects on our business from the September 11, 2001 terrorist attacks by reducing capacity approximately 20 percent. Working with our labor groups, we quickly reached agreement on a variety of temporary cost reduction measures, including both pay and work rule changes, which reduced our costs consistent with capacity. By retaining our workforce we were able to quickly respond to market opportunities and expand service to a number of new markets including Florida to points throughout our network. The ability to move quickly to meet the changing market was demonstrated with our 2001 expansion into BWI and more recently with our announcement of expanded service to/from Westchester County Airport in White Plains, N.Y, following the demise of Independence Air, as well as expansion to Stewart International Airport in Newburg, New York, Daytona Beach International Airport, and Phoenix Sky Harbor International Airport. In the upcoming months we will also initiate service to St. Louis and San Diego from out Atlanta hub.

Innovative Marketing. Our marketing efforts target both business and leisure travelers. We have developed a number of unique and innovative programs designed to stimulate demand for travel, create customer loyalty, highlight our unique product attributes, like affordable Business Class, and target both business and leisure travelers. Our popular leisure programs include Net Escapes Internet specials and newly branded AirTran U student travel program. Our A2B Corporate Program and Event Savers Meeting & Convention Program effectively attract and retain business customers.

A+ Rewards. Our A+ Rewards frequent flyer program offers a number of ways to earn free travel including the use of the AirTran VISA card, Hertz car rentals and bonus earnings for business class travel. We believe this program creates strong brand loyalty and provides opportunities for incremental revenue through credit sales and partnerships.

In November 2006, we announced that we teamed up with Frontier Airlines to create a landmark low cost carrier referral and marketing relationship that enables passengers to earn frequent flyer rewards in both airlines through AirTran Airways' A+ Rewards program and Frontier's EarlyReturns(R) program. In this exclusive relationship, both airlines include an integrated route map and full list of destination options on their web pages, doubling the destinations available to our customers. This integrated model between two of the leading U.S.-based low cost carriers offers travelers the ability to reach more than 100 destinations across four countries with low fares, aboard two of the youngest fleets in the industry.

The agreement between AirTran Airways and Frontier consists of three key components:

•

Refer- a web and phone-based reservations referral system that refers customers to the partner airline when they are looking for a destination that is currently not offered by the carrier initially contacted.

•	Earn- the ability to earn frequent flyer miles in either AirTran Airways A+ Rewards program or Frontier's EarlyReturns (R) program.

•	Redeem- the ability to redeem frequent flyer miles in either program.

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

Competitors with greater liquidity and access to capital may price their fares at or below our fares or increase the frequency of their service. This competition could prevent us from attaining a share of the passenger traffic necessary to sustain profitable operations. Our ability to meet price competition is dependant on operating with costs equal to or lower than our competitors or potential competitors.

We believe that our competitive strengths are our low cost structure, friendly service, competitive fares and strong route network anchored by our hub at Hartsfield-Jackson Atlanta International Airport. Our growing brand and our presence in Baltimore/Washington, Chicago and a number of Florida markets augment operations from our Atlanta hub and provide us with a strong and defensible route system.

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

As of February 2007, we serve or have announced service to 53 cities from Atlanta, 24 from Orlando, and 10 from Baltimore/Washington. Our schedules are designed to provide convenient nonstop service and connections for our business and leisure travelers to our hubs and focus cities and to facilitate connections for our passengers traveling through our hubs and focus cities. Our network strength in Atlanta provides a strong base of local and connecting traffic as we expand the hub and increase the range and scope of the markets we serve.

We offer an easy to understand fare structure with a variety of fares at differing advance purchase intervals of fourteen days, seven days, and three days as well as “walk-up” fares. We manage the availability of seats at each fare level by day of week and by flight to maximize revenue. All of our fares are one-way and most tickets are nonrefundable but can be changed prior to departure with a service charge. Our fares never require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fare offerings are in direct contrast to prevalent pricing policies in the industry which typically feature many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with United Airlines, US Airways, Frontier Airlines, Midwest Airlines, Icelandair, Aer Lingus and British Airways which can increase our revenue opportunities and assist us with accommodating passengers during irregular operations.

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

Distribution, Marketing and e-Commerce

Our marketing efforts are focused on price-sensitive business travelers and leisure travelers, who are vital to our success, as we seek to position our product and stimulate new customer demand. These are the market segments in which consumers seek value and which we believe offer the greatest opportunity for growing our revenue base.

The primary objective of our marketing activities is to develop an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate regularly and frequently with existing and potential customers through the use of advertisements in newspapers, radio, television, billboards, direct mail, e-mail, movie theatres and the Internet, as well as public relations efforts. These communications typically feature our destinations, quality of product such as business class, XM radio, our young all Boeing aircraft fleet and assigned seating, everyday affordable fares and special sales promotions. We promote the use of our airtran.com website.

Customers may book flights with us through our website, other Internet websites, travel agencies booking via global distribution systems (GDS) and our own reservation call centers. The Internet is our primary distribution channel, and during 2006, it represented more than 58 percent of our total bookings. Our Internet sales reflect both bookings made directly through airtran.com, as well as sales transacted through third-party websites such as Travelocity.com and Orbitz.com. Traditional travel agencies represented approximately 25 percent of our bookings while our reservation call centers generated the remainder.

Our award-winning website is a recognized leader in the field of airline e-commerce. Passengers can select their seats, check-in and print their own boarding passes, purchase trip insurance, and book hotel accommodations and car rentals with Hertz.com. Our Bye-Pass self service kiosks facilitate check-ins at the airport and provide our customers with an additional opportunity to purchase business class upgrades. Over half of our customers now check-in using airtran.com or Bye-Pass self-service kiosks.

During the fourth quarter of 2006, we implemented a new convenience fee for bookings made using our internal call centers. We believe this fee is consistent with other booking channels that provide interactive travel assistance, namely travel agents, and has had no discernible impact on overall demand at call centers. We also introduced the Bill-Me-Later payment option for call center and online bookings at airtran.com. This option will provide even greater convenience to our customers and help reduce our distribution costs going forward.

We offer our customers an affordable business class product. The business class cabin is configured with 2 by 2 oversized seats with more leg and seat room than the typical coach cabin. Our business class is currently available for $40-$80 over the full coach fare on a confirmed basis and for certain other fares on a walk-up, standby basis. Members of our A2B Corporate program and Elite members in our A+ Rewards program receive complimentary business class upgrades when purchasing certain fares.

In contrast to other low cost airlines, we offer our customers the ability to select seats in advance. Full fare passengers, A+ Reward Elite members and members of our A2B Corporate travel program, many of whom tend to purchase tickets at the last minute, are allowed to reserve seats at the time of purchase. All other customers may reserve seats at the time they check-in, either at the airport or online at airtran.com.

We also offer our automated frequent flier program known as “A+ Rewards.” Our customers may earn either free roundtrip travel or business class upgrades on AirTran Airways, or under certain circumstances, free travel on other airlines. A+ Rewards credits can also be earned for purchases made with an AirTran Airways A+ Visa card, when renting from Hertz, other A+ Rewards partners and in conjunction with marketing promotions that we may run from time to time.

We perform all of our marketing, promotional and media relations in-house and utilize an outside firm for advertising and public relations.

Computer Reservations

We are a participant in the major travel agency GDSs, including Amadeus, Galileo, SABRE, and WorldSpan. These systems provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without contacting our reservations facility. We pay booking fees for the completed transactions made in the GDS systems.

For direct reservations, either through our call centers or airtran.com, we provide our customers with a confirmation number, similar to the systems used by hotels and car rental agencies. At the airport this information is used for customer check-in either at the ticket counter or by use of the self-service kiosks, which helps to alleviate long lines and improve customer service.

Employees

As of December 31, 2006, we employed approximately 7,700 employees representing approximately 7,400 full-time equivalents.

Both initial and recurrent training are provided for all employee groups. The average training period for new employees ranges from approximately one to eight weeks depending on job classification. Both pilot and mechanic training are provided by in-house training instructors.

Federal Aviation Administration (FAA) regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. Management personnel attend management training classes to meet government mandated requirements as well as skills development training. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

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

We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters (IBT). Our agreement with our maintenance technicians and inspectors was ratified in October 2005 and becomes amendable in October 2009. The agreement with our technical training instructors was ratified in March 2006 and becomes amendable in March 2011. The agreement with our stock clerks was ratified in June 2006 and becomes amendable in June 2011. Our agreement with our ground service mechanic employees was effective September 2006 and becomes amendable in September 2011.

We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants (AFA). Our agreement with the flight attendants was ratified in June 2005 and becomes amendable in December 2008. We also have many employees who are not represented by labor unions. Our customer service, ramp and reservations agents are not represented by labor unions and rejected unionization, for the third time, by a substantial margin in December 2005. We are unable to predict whether any of our non-union employee groups will elect to be represented by a labor union or become covered by a collective bargaining agreement in the future. The election of a bargaining representative could result in employee compensation and/or working condition demands that could impact operating performance and expenses.

Fuel

Aircraft fuel is our largest expenditure and accounted for 36.5 percent, 32.4 percent and 24.8 percent of our 2006, 2005 and 2004 operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We utilize fuel purchase contracts consisting of both fixed-price and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party supplier at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party using pricing mechanisms that are designed to minimize our exposure to fuel price fluctuations. Approximately 44% of our fuel usage, as measured in gallons, was purchased using either fixed price or cap arrangements during 2006. In addition, during 2007, the Company began using hedge agreements with a non-supplier third party to partially mitigate the impact of fluctuating jet fuel prices.

Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. Due to competitive pressures, the airline industry has frequently been unable to pass on such fuel price increases through higher fares. There can be no assurance that any such fare increases will completely offset the effect of higher fuel costs or not adversely impact our competitive position. The impacts of high fuel prices have been mitigated somewhat by the addition of new, fuel-efficient B717 and B737 aircraft which consume significantly less fuel than the aircraft that have been replaced. In September 2005, we began installing winglets on a number of our B737’s which further improves their fuel efficiency. While we believe the fuel efficiency of our fleet offers us an advantage over many of our competitors who operate less fuel-efficient aircraft, increases in fuel costs which are not offset by our fuel purchase arrangements or fare increases will have an adverse effect on our future operating margins.

Maintenance, Repairs and Training

As of February 1, 2007, our operating fleet consisted of 87 B717’s and 41 B737’s having a weighted-average age of approximately three years. Our B737 airframes and engines are under warranty for a minimum of three years from the date of delivery. We believe the long-term estimated cost of maintenance to fly our aircraft will be within industry norms. We will be required to comply with new FAA regulations or Airworthiness Directives that may be promulgated in the future however; there can be no assurance that we will not encounter unexpected maintenance expenses or that our maintenance expense will remain within industry norms.

Aircraft airframe maintenance and repair consists of routine and non-routine daily maintenance and heavy maintenance checks. Routine and non-routine maintenance is performed in Atlanta, Orlando, Baltimore, Fort Lauderdale, Dallas and Tampa by our employees and by qualified third party contractors at the other cities we serve. Heavy maintenance is performed by qualified outside maintenance contractors. Maintenance repair costs for major components on our B717 and B737 aircraft, including engines and auxiliary power units (APUs) are covered under maintenance agreements with FAA approved contractors and are expensed as incurred. As new aircraft come out of their warranty period and as they age, maintenance costs tend to increase. They also increase as the maintenance, repair, and overhaul providers escalate their pricing. We expect maintenance costs to increase as aircraft come out of warranty but these increased costs will be partially offset by the addition of newly delivered aircraft into the fleet.

Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. The FAA recently awarded us with the Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA’s highest maintenance award. This marks the eleventh consecutive year we have received this award for exceeding the required levels of safety training for our maintenance technicians.

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

Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003. Coverage under this Act has been extended and currently we have received certification of coverage through August 31, 2007.

Airport Operations

Ground handling services, provided by third parties, typically are of two types: under-wing only and complete ground handling. Under-wing ground handling services include, but are not limited to, directing the aircraft into and out of the gate, baggage and mail loading and unloading, lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact and under-wing services combined.

Using AirTran employees we conduct complete ground handling services at 33 airports, including Atlanta. At other airports, the operations not conducted by our employees are contracted to other air carriers, ground handling companies or fixed base operators. We have employees at each of these cities to oversee our operations.

Government Regulations and Airline Industry Taxation

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

DOT Oversight. Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the United States Department of Transportation (DOT) retains the authority to alter or amend any airline’s certificate or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

Aircraft Maintenance and Operations. We are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel and other matters affecting air safety. In 2006, the FAA converted the oversight of AirTran to the ATOS (Aviation Transportation Oversight System) programs. The ATOS process assesses the safety of air carrier operating systems using system safety principles, safety attributes, risk management, and structured system engineering practices. ATOS utilizes structured, automated tools to develop a dynamic, flexible, air carrier-specific comprehensive surveillance plan (CSP). The air carrier assessment tool (ACAT) looks for indicators of risk in the air carrier’s systems. The results of ACAT determine the frequency of the inspections in AirTran’s CSP.

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

Federal Aviation Taxes and Passenger Facility Charges. In 1997, a law was enacted imposing new aviation ticket taxes as part of larger tax legislation designed to balance the nation’s budget and provide targeted tax relief as well as fund air traffic control, other FAA programs and airport development. As enacted, these new taxes will be imposed through September 30, 2007. Currently, the federal excise tax on tickets is 7.5 percent of the base fare with a segment fee of $3.30 per passenger enplanement, up to $6.60 each way or $13.20 per round trip. Beginning in January 2007, the segment fee was increased to $3.40 per passenger enplanement up to $6.80 each way or $13.60 per round trip.

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges as a means of funding local airport projects. These charges, which are intended to be collected by the airlines from their passengers, range from $3.00 to $4.50 per enplanement up to $18 per round trip.

Fuel Taxes. We pay federal, state, and other taxes on fuel. We paid approximately $46.2 million, $41.4 million, and $28.8 million in fuel taxes during 2006, 2005 and 2004, respectively.

Security and Safety Measures. The Aviation and Transportation Security Act, was enacted in November 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration, or the TSA, to oversee all aviation security and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is partially provided by a per enplanement ticket tax of up to $5.00 each way or $10.00 per round trip, with authority granted to the TSA to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. The security tax is currently $2.50 per enplaned passenger each way and has been imposed since February 18, 2002, the date the TSA began taking responsibility for airport security. Pursuant to its authority, the TSA may revise the way it assesses this fee, which could result in increased costs for us. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

Miscellaneous. All air carriers are subject to certain provisions of the Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities, and are required to obtain an aeronautical radio license from the Federal Communications Commission (FCC). To the extent we are subject to FCC requirements, we have taken and will continue to take all necessary steps to comply with those requirements.

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

Environmental Regulations. The Airport Noise and Capacity Act of 1990 (ANCA) generally recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The Environmental Protection Agency (EPA) regulates operations, including air carrier operations, which affect the quality of air in the United States. We believe the aircraft in our fleet meet all emission standards issued by the EPA.

ITEM 1A.	RISK FACTORS

In addition to the risk factors set forth elsewhere in this annual report, including, without limitation, in Items 1, 7, 7a, and 9a, investors should carefully consider the following risk factors before making investment decisions regarding our securities.

AirTran has a significant amount of aircraft related fixed obligations that could impair its ability to make principal and interest payments on its debt obligations and lease payments on its lease obligations.

AirTran has significant obligations including debt and lease obligations related to aircraft purchase commitments, aircraft delivery obligations and aircraft leases, debt and lease obligations for operating facilities, including existing facilities and planned new facilities, and other cash obligations including future funding obligations for other potential acquisitions. AirTran’s total indebtedness as of December 31, 2006 was approximately $811.1 million, of which $672.3 million was aircraft related.

During 2005, AirTran paid $93.5 million in aircraft pre-delivery deposits and was refunded $29.8 million in previously paid aircraft pre-delivery deposits. During 2006, AirTran paid $89.2 million in aircraft pre-delivery deposits and was refunded $102.8 million in previously paid aircraft pre-delivery deposits. Since January 1, 2006, AirTran’s total indebtedness has increased by $338.5 million to approximately $811.1 million as of December 31, 2006. The net increase in indebtedness was attributable to $451.6 million borrowed to finance B737 aircraft deliveries less $113.1 million of debt repayments. AirTran’s debt service obligations with respect to its existing or increased indebtedness could have an adverse impact on its earnings and cash flows for as long as the indebtedness is outstanding.

The ability of AirTran to make scheduled payments of principal and interest for its financing obligations depends on its future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond the control of AirTran.

The amount of AirTran’s existing debt, its high level of fixed obligations, and potential increases in the amount of its debt and level of fixed obligations could have important consequences to investors and could:

•

require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit the ability of AirTran to obtain additional financing for aircraft purchases, capital expenditures, working capital or general corporate purposes;

•

make it more difficult for AirTran to pay its debts as they become due during general adverse economic and market industry conditions because any related decrease in revenues could cause AirTran to not have sufficient cash flows from operations to make its scheduled debt payments;

•

limit the flexibility of AirTran in planning for, or reacting to, changes in its business and the industry in which it operates and, consequently, place AirTran at a competitive disadvantage to its competitors with less debt;

•

result in a downgrade in the rating of either AirTran’s existing indebtedness or future indebtedness, which could limit the ability of AirTran to borrow additional funds or increase the interest rates applicable to the indebtedness; and

•	result in higher interest expense in the event of increases in interest rates since some of AirTran’s existing borrowings are, and some of its future obligations may be, at variable rates of interest.

As a result of the substantial fixed costs associated with the existing obligations of AirTran and which may be associated with future obligations of AirTran:

•	a decrease in revenues would result in a disproportionately greater percentage decrease in earnings;

•	AirTran may not have sufficient liquidity to fund all of these fixed costs if its revenues decline or costs increase;

•	AirTran may have to use its working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures; and

•	AirTran may not have sufficient liquidity to respond to competitive developments and adverse economic conditions.

Certain existing AirTran indebtedness is secured by certain of its assets, which may limit the utility of such assets in obtaining additional financing.

Based upon current levels of operations and anticipated growth, AirTran expects to be able to generate sufficient cash flow to make all of the principal and interest payments when such payments are due under AirTran’s existing indebtedness, including the indenture governing AirTran’s existing notes, and any proposed indebtedness but there can be no assurance that AirTran will be able to repay such borrowings. However, the ability of AirTran to pay the fixed costs associated with its contractual obligations will depend on its operating performance and cash flow, which will in turn depend on general economic and political conditions. A failure to pay its fixed costs or a breach of its contractual obligations could result in a variety of adverse consequences, including the acceleration of its indebtedness, the withholding of credit card proceeds by one or more credit card processors, and the exercise of remedies of its creditors and lessors. In such a situation, it is unlikely that AirTran would be able to fulfill its obligations under or repay the accelerated indebtedness, make required lease payments or otherwise cover its fixed costs.

Covenants in AirTran’s existing debt instruments and potential future indebtedness could limit how AirTran conducts its business, which could affect its long-term growth potential. A failure by AirTran to comply with any of its existing or prospective restrictions could result in acceleration of AirTran’s existing or potential future debt. Were this to occur, AirTran might not have, or be able to obtain, sufficient cash to pay its accelerated indebtedness.

AirTran’s existing debt instruments and financing agreements contain covenants that, among other things, limit its ability to:

•	pay dividends and/or other distributions; and

•	enter into mergers, consolidations or other business combinations

In connection with a potential acquisition of Midwest, the operating and financial restrictions and covenants in AirTran’s proposed credit facility to finance a portion of the consideration being offered in such transaction (the “Acquisition Credit Facility”) and potential assumed Midwest indebtedness may adversely affect AirTran’s ability to finance future operations or capital needs or to engage in new business activities. In connection with a potential acquisition of Midwest, the proposed credit agreement and assumed Midwest indebtedness would limit AirTran’s ability to, among other things:

•	declare dividends or redeem or repurchase capital stock;

•	prepay, redeem or repurchase other debt;

•	incur liens;

•	make loans, guarantees, acquisitions and investments;

•	incur additional indebtedness;

•	engage in sale and leaseback transactions;

•	amend or otherwise alter debt and other material agreements; and

•	engage in mergers, acquisitions or asset sales.

AirTran’s proposed Acquisition Credit Facility would require AirTran to:

•	maintain certain financial ratios; and

•	maintain certain minimum cash levels.

Further, unless amended, existing Midwest indebtedness may require AirTran to maintain certain cash levels.

For a description of the terms of the commitments for such proposed Acquisition Credit Facility, see the section captioned “The Offer – Source and Amount of Funds – Commitments” in the prospectus in the registration statement on Form S-4 and all amendments thereto filed with the SEC in connection with AirTran’s Exchange Offer. The failure of AirTran to comply with the covenants and restrictions contained in its indentures and other financing agreements could lead to a default under the terms of those agreements. AirTran cannot assure you that its future operating results will be sufficient to ensure compliance by it with any covenants in its proposed Acquisition Credit Facility or in any assumed Midwest indebtedness or to remedy any such default. In addition, in the event of an acceleration, AirTran may not have or be able to obtain sufficient funds to make any accelerated payments. If such a default occurs, all amounts borrowed and all amounts due under other instruments that contain provisions for cross-acceleration or cross-default due and payable could be triggered. If that occurs, AirTran may not be able to make payments on its debt, meet its working capital and capital expenditure requirements, or be able to find additional alternative financing on favorable or acceptable terms.

The liquidity of AirTran could be adversely impacted in the event one or more of its credit card processors were to impose holdbacks on payments due to the company from credit card transactions.

AirTran currently has agreements with organizations that process credit card transactions arising from purchases of air travel tickets by its customers utilizing American Express, Discover and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to AirTran soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if AirTran does not ultimately provide the air travel. Each of our agreements with the organizations that process American Express,

Discover, and MasterCard/Visa transactions allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to AirTran, i.e., a “holdback”. Generally, in all of AirTran’s agreements, the holdbacks can be imposed at the discretion of the processor upon the occurrence of specified events, including material adverse changes in its financial condition, or if the processor reasonably believes AirTran will be unable to perform its obligations. AirTran believes it currently has adequate levels of unrestricted cash and short-term investments that are sufficient to prevent the imposition of holdbacks under ordinary circumstances. As of December 31, 2006, AirTran was in compliance with its credit card agreements and it had holdbacks with only one processor, which holdbacks were in amounts that were not material to AirTran’s cash balances.

A majority of AirTran’s revenues relate to credit card transactions processed by the MasterCard/Visa processor. AirTran’s agreement with the MasterCard/Visa credit card processor contains covenants that permit the processor to holdback cash remittances to AirTran, if AirTran does not maintain aggregate prescribed levels of unrestricted cash and short-term investments; the processor determines that there has been a material adverse occurrence; or certain other events occur. The amount which the processor may be entitled to withhold varies over time and is equal to the estimated liability for future air travel purchased with Visa and MasterCard cards. As of December 31, 2006, AirTran was in compliance with the agreement and no remittances had been withheld. As of December 31, 2006, had such processor been entitled to withhold future remittances, the amount of such withholding entitlement would have been up to $95 million.

In the event material holdbacks are imposed, the liquidity of AirTran in the form of unrestricted cash and short-term investment assets would be reduced by the amount of the holdbacks. AirTran believes it has, and will continue to have, alternatives to address any requirement for holdbacks by such processors, including seeking to obtain letters of credit in lieu of accepting a holdback or providing a cash deposit.

AirTran’s agreement with its MasterCard/Visa processor expires March 31, 2008. AirTran’s other credit card processing agreements generally have no fixed term but are terminable without cause after 30 days’ notice and immediately upon the occurrence of various specified adverse events. The inability to enter into credit card processing agreements would have a material adverse effect on the business of AirTran. AirTran believes that it will be able to continue to renew its existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors, although it can not assure you that it will always have these options in the future should it seek to exercise them.

AirTran’s business is, and will continue to be, dependent on the availability and price of aircraft fuel.

Aircraft fuel is a significant expenditure and, as a percentage of AirTran’s operating expenses, accounted for 36.5 percent in 2006 and 32.4 percent, and 24.8 percent in 2005, and 2004, respectively. Due to the effect of economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Although AirTran is currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning the production, transportation or marketing of aircraft fuel, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. For 2007, if jet fuel increased $1 per barrel, AirTran’s fuel expense, net of fuel contract arrangements, would increase approximately $9.3 million based on current and projected operations, without taking into account any potential acquired Midwest operations.

AirTran’s operations are, and will continue to be, largely dependant upon the availability of fuel in the Gulf Coast area.

AirTran’s operations are largely concentrated in the Southeast United States with Atlanta being the highest volume fueling point in the AirTran system. In addition, over 70 percent of AirTran’s fuel contracts are based on prices of jet fuel produced in the Gulf Coast area. Any disruption to the oil production or refinery capacity in the Gulf Coast, as a result of weather or any other disaster could, among other potential effects, have a material adverse effect on the financial condition and results of operations of AirTran, not only in East Coast routes but across the network due to disruptions in supply of jet fuel, dramatic escalations in the costs of jet fuel, and/or the failure of fuel providers to perform under fixed-price fuel purchase agreements of AirTran.

We endeavor to manage and mitigate the risks of changes in aviation fuel prices, where we believe appropriate, by entering into hedging arrangements. We do not enter into fuel hedge contracts for speculative purposes.

To the extent we do not hedge our aviation fuel risk or correspondingly adjust our fare levels, fluctuations in the market prices of jet fuel will have the effect of reducing or increasing the amount of profit we earn or loss we incur. Conversely, by entering into hedging contracts, we may, in exchange for minimizing the risk of potential cost increases associated with aviation jet fuel costs, also thereby necessarily minimize the potential for additional gain associated with decreases in the price of such fuel. While we have generally been able to enter into hedging transactions when we have sought such arrangements, no assurances can be given that our ability to enter into such transactions will not adversely be affected in the future by (i) limited interest in the provision of hedging arrangements by financial or other institutions, and (ii) the inability to procure hedging agreements as the result of some crisis (financial or other) associated with the supply of aviation fuel, political instability in oil producing countries or other developments which have otherwise affected the interest of financial or other institutions in entering into fuel hedging transactions in general. Likewise, we can not assure you that counter parties to hedging agreements will always perform. For a more detailed discussion of our current aviation fuel hedging activities, please see Item 7A "QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS – AVIATION FUEL.

AirTran’s business is dependent on technology. AirTran will continue to rely heavily on automated systems to operate its business. Any failure of these systems, or the failure to integrate them successfully with any acquired operations could harm the business of AirTran.

AirTran is increasingly dependent on technology initiatives to reduce costs and to maintain and enhance customer service in order to compete in the current business environment. AirTran depends on automated systems to operate its business, including computerized airline reservation systems, flight operations systems, telecommunication systems and websites. AirTran has made significant investments in its website technology and Bye-Pass ™ check-in kiosks, and related initiatives across the system. The performance and reliability of AirTran’s technology is critical to its ability to attract and retain customers and its ability to effectively compete.

Website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of services and could cause customers to purchase tickets from another airline. Furthermore, AirTran may need to utilize the technology systems of any acquired entity from and to the extent AirTran’s existing systems are not immediately scalable or until any acquired operations can be fully integrated.

Any internal technology error or failure, or large scale external interruption in technology infrastructure on which AirTran is dependent, such as power, telecommunications or the Internet, may disrupt its technology network, result in the loss of data or the failure to capture data. Any individual, sustained or repeated failure of the technology of AirTran could impact its customer service and result in increased costs and expenses and generally harm the business of AirTran. Like all companies, AirTran’s technology systems may be vulnerable to a variety of sources of interruption due to events beyond its control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While AirTran has in place and continues to invest in technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and adverse financial consequences to the business of AirTran.

Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect operations of AirTran.

Labor costs constitute a significant percentage of AirTran’s total operating costs. A substantial portion of AirTran’s workforce is represented by labor unions and covered by collective bargaining agreements.

AirTran’s business plan includes assumptions about labor costs. AirTran believes that its labor costs currently are competitive; however, AirTran cannot assure you that its labor costs going forward will remain competitive because: labor agreements may be amended or become amendable, competitors may significantly reduce their labor costs, reducing or eliminating any comparative advantages as to one or more competitors, or labor costs may increase in connection with potential acquisitions.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, or the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board, or NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. Although in most circumstances the RLA prohibits strikes, after release by the NMB, carriers and unions are free to engage in self-help measures such as strikes and lock-outs.

AirTran’s pilots are represented by the National Pilots Association, or NPA. AirTran’s agreement with its pilots became amendable in 2005 and is currently in mediation under the auspices of the National Mediation Board. AirTran’s flight attendants are represented by the Association of Flight Attendants, or AFA. AirTran’s agreement with the flight attendants becomes amendable in December 2008. AirTran’s dispatchers are represented by the Transport Workers Union, or TWU and its agreement with its dispatchers becomes amendable in January 2009. AirTran has four separate agreements with employee groups represented by the International Brotherhood of Teamsters, or IBT. AirTran’s agreement with its maintenance technicians and inspectors becomes amendable in October 2009. Its agreement with its technical training instructors becomes amendable in March 2010. Its agreement with its stores clerks becomes amendable in June 2010. AirTran’s agreement with its ground service equipment employees becomes amendable in September 2011.

While AirTran believes that its relations with labor are generally good, any strike or labor dispute with its unionized employees may adversely affect its ability to conduct business. The outcome of its collective bargaining negotiations cannot presently be determined. If AirTran is unable to reach agreement with any of its unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of its workforce become unionized, AirTran may be subject to work interruptions or stoppages.

If AirTran incurs problems with any of its third party airport services providers, its operations could be adversely affected by a resulting decline in revenue or negative public perception about its services.

AirTran conducts complete ground handling services at 33 of the 52 airports it serves, including at its Atlanta hub. Ground handling services provided by third parties at the remaining 19 airports typically are of two types: under-wing only and complete ground handling. Under-wing ground handling services include, but are not limited to, directing the aircraft into and out of the gate, baggage and mail loading and unloading, lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact and under-wing services combined. Operations not conducted by AirTran employees are contracted to other air carriers, ground handling companies or fixed-base operators with such operations overseen by AirTran employees.

Reliance by AirTran on third party service providers will continue in the foreseeable future and may result in the relative inability to control the efficiency and timeliness of all of AirTran’s outsourced ground handling operations. Although AirTran does not anticipate any material problems with the efficiency and timeliness of its existing contract services, problems in connection with such third party services could have a material adverse effect on the business, financial condition and results of operations of AirTran.

Interruption or disruptions in service at AirTran’s existing or future hub airports could have a material adverse impact on operations.

AirTran’s business strategy has historically focused on adding flights to and from its Atlanta base of operations. AirTran continues to expand its route network to increase the amount of non-Atlanta flights: going from approximately 10 percent of daily departures outside of Atlanta in 2000 to approximately 34 percent of daily departures at year-end 2006. While AirTran has reduced its dependence on Atlanta, a non-strategic, external reduction in its share of the Atlanta market or reduced passenger traffic to or from Atlanta could have a material adverse effect on its financial condition and results of operations. A significant interruption or disruption in service at one of AirTran’s existing or potential future hubs or, to a lesser degree, a secondary hub/focus city could result in the cancellation or delay of a significant portion of flights and, as a result, could have a severe impact on the business, operations and financial performance of AirTran.

AirTran’s business is and will continue to be subject to weather factors and seasonal variations in airline travel, which cause results to fluctuate.

AirTran’s operations will continue to be vulnerable to weather conditions in different parts of its network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs, such as during hurricane season in the Caribbean and Southeast United States, and, if AirTran’s operations in the Midwest and Northeast United States expand, snow and severe winters in such regions. In addition, the air travel business historically fluctuates on a seasonal basis. Due to the greater demand for air and leisure travel during the summer months, revenues in the airline industry in the second and third quarters of the year tend to be greater than revenues in the first and fourth quarters of the year. The results of operations of AirTran reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year and the prior results of AirTran are not necessarily indicative of the company’s future results. In addition, the dependence of AirTran on a primary hub and on a route network operating largely on the East Coast make and will continue to make AirTran more susceptible to adverse weather conditions and other traffic delays along the East Coast than some of its competitors that may be better able to spread these traffic risks over larger route networks.

AirTran is subject to various risks as a result of its fleet concentration in B717s.

As of January 1, 2007, AirTran has 87 B717 aircraft, which represent approximately 69 percent of the fleet. Although AirTran does derive certain benefits in terms of reduced maintenance, training and other costs as a result, a concentration of its fleet in primarily one aircraft type may expose AirTran to certain risks in the event of, among other things, FAA action to ground that aircraft generally if actual or suspected defects were discovered in the future unique to that aircraft. Certain other carriers operating with more diversified fleets could be better able to withstand any such future event. The manufacturer of the B717 discontinued the production of B717 aircraft in 2006. As a result, AirTran expects to experience increased costs in later years in connection with parts acquisition and/or maintenance for such aircraft. In the event AirTran acquires Midwest, the concentration of AirTran’s fleet in B717 can be expected to temporarily increase due to the operation of B717 aircraft by Midwest until such time as additional deliveries of B737 aircraft to AirTran occur.

The maintenance costs of AirTran are expected to increase.

AirTran’s recent maintenance expenses have been lower than what it expects to incur in the future because of the young age of its B717 and B737 aircraft fleet. AirTran’s maintenance costs are expected to increase as these aircraft age and utilization increases.

AirTran’s reputation and financial results could be negatively affected in the event of a major aircraft accident.

An accident involving one of AirTran’s aircraft could involve not only repair or replacement of the damaged aircraft and its consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that AirTran’s aircraft are less safe or reliable than other airlines, and that could have a negative effect on AirTran’s business. The occurrence of one or more incidents or accidents involving AirTran’s aircraft could have a material adverse effect on the public’s perception of AirTran and its future operations.

AirTran is required by the DOT to carry liability insurance on each of its aircraft. AirTran currently maintains liability insurance in amounts and of the type consistent with industry practice. Although AirTran currently believes its insurance coverage is adequate, the amount of such coverage may be changed in the future or AirTran may be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage could have a material adverse impact on AirTran’s business and financial results.

AirTran is subject to extensive regulation by the FAA, the DOT, and other governmental agencies, compliance with which could cause AirTran to incur increased costs and negatively affect its business and financial results.

AirTran and airlines in general are subject to a wide range of governmental regulation, including regulation by the FAA. A modification, suspension or revocation of any of the FAA authorizations or certificates of AirTran could adversely impact its business.

In the last several years, Congress has passed laws and the FAA has issued a number of maintenance directives and other regulations. These requirements impose substantial costs on airlines. Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that may be amended from time to time, or because appropriate slots or facilities may not be available. AirTran cannot assure you that laws or regulations enacted in the future will not adversely affect its operating costs, or its ability to conduct existing or future operations outside of the United States. AirTran cannot predict what laws and regulations may be adopted or their impact, and AirTran cannot guarantee that laws or regulations currently proposed or enacted in the future will not adversely affect it.

Increases in insurance costs or reduction in insurance coverage may adversely impact the operations and financial results of AirTran.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airline carriers. Accordingly, AirTran’s insurance costs increased significantly. Likewise, the ability of AirTran to continue to obtain insurance even at current prices will remain uncertain. Pursuant to the Airline Transportation and System Stabilization Act, the federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third-party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permitted such coverage to be extended by the government through December 31, 2003. The Emergency Wartime Supplemental Appropriations Act extended the government’s mandate to provide war-risk insurance until December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance until August 31, 2005 at the discretion of the Secretary of Transportation. During 2006, the coverage was extended in six month increments. Currently, AirTran has received certification of coverage through August 31, 2007. If the federal insurance program terminates, AirTran would likely face a material increase in the cost of war-risk insurance or such insurance might not be available. Because of the competitive pressures in the industry, the ability of AirTran to pass along additional insurance costs to passengers may be limited. As a result, further increases in insurance costs or reductions in available insurance coverage could harm earnings. Any coverage that might be available to AirTran through commercial aviation insurers also could have substantially less desirable terms, and might not be adequate to protect its risk, which could harm our business.

The travel industry, which was materially adversely affected by the September 11, 2001 terrorist attacks, continues to face on-going security concerns and cost burdens associated with security.

The terrorist attacks of September 11, 2001 materially impacted and continue to impact air travel beyond insurance costs. In November 2001, the President signed into law the Aviation and Transportation Security Act, or the Aviation Security Act. This law federalized substantially all aspects of civil aviation security, creating a new Transportation Security Administration, or TSA. Under the Aviation Security Act, substantially all security screeners at airports are now federal employees and significant other elements of airline and airport security are now overseen and performed by federal employees, including federal security managers, federal law enforcement officers, federal air marshals and federal security screeners. Among other matters, the law mandates improved flight deck security, deployment of federal air marshals onboard flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provisions of passenger data to U.S. Customs and enhanced background checks. These increased security procedures introduced at airports since the attacks have increased costs to airlines.

Future acts of terrorism or escalation of U.S. military involvement overseas could adversely affect the airline industry.

Even if not directed at the airline industry, a future act of terrorism, the threat of such acts or escalation of United States military involvement overseas could have an adverse effect on the airline industry. In the event of a terrorist attack, the airline industry would likely experience significantly reduced demand. AirTran cannot assure you that these actions, or consequences resulting from these actions, will not harm its business or the airline industry generally.

The airline industry has incurred significant losses resulting in airline restructurings and bankruptcies, which could result in changes in the industry.

Since 2001, as a result of slower general economic conditions, the continuing impact of the September 11, 2001 terrorist attacks, attempted terrorist attacks, the high price of fuel, military action overseas and intense competition, the airline industry experienced a decline in demand which resulted in record financial losses. In response to the adverse financial results the airline industry has experienced, most airlines have taken actions in an effort to reduce losses, such as reducing capacity, reducing employee headcount, limiting service offerings, renegotiating labor contracts and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. Despite these actions, financial losses in the airline industry continued into 2006 and it is foreseeable that further airline reorganizations, bankruptcies or consolidations may occur, which could serve to reduce AirTran’s cost advantage. AirTran cannot assure you that the occurrence of these events or potential changes resulting from these events will not harm its business or the airline industry generally.

Major airlines are reducing their cost structures through various methods and these changes could reduce AirTran’s cost advantage.

The airline industry is intensely competitive.

The airline industry in general and the low-fare sector in particular, is highly competitive. The competitors of AirTran include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which will have more financial resources and/or could have lower cost structures than AirTran, and other forms of transportation, including rail and private automobiles. In most of the markets which AirTran currently serves, and in most of the markets which it expects to serve within the coming year, AirTran competes or expects to compete with at least one other low-cost air carrier and one or more major legacy carriers. AirTran’s revenues are, and will continue to be sensitive to numerous competitive factors, and the actions of other carriers in the areas of pricing, scheduling and promotions, all of which can have a substantial adverse impact on individual airline and overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.

AirTran may face greater competition in the future from existing and new competitors. Any increased competition could have a negative impact on its business and operating results.

The profitability of the operations of AirTran are, and will continue to be, influenced by economic conditions as demand for discretionary travel diminishes during economic downturns.

The profitability of AirTran’s operations is influenced by the condition of the United States economy, which may impact the demand for discretionary travel and AirTran’s competitive pricing position. A substantial portion of its business is discretionary travel, which declines during economic downturns.

Airline strategic combinations or industry consolidations could have an impact on AirTran’s competitive environment in ways yet to be determined.

The environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength and entering into global alliance arrangements. Similarly, the bankruptcy or reorganization of one or more of AirTran’s competitors may result in rapid changes to the identity of AirTran’s competitors in particular markets, a substantial reduction in the operating costs of AirTran’s competitors or the entry of new competitors into some or all of the markets AirTran serves or currently is seeking to serve. AirTran is unable to predict exactly what effect, if any, changes in the strategic landscape might have on its business, financial condition and results of operations.

If AirTran loses key senior management or is unable to attract and retain the talent required for its business, its operating results could suffer.

AirTran’s performance depends largely on the efforts and abilities of its members of senior management. These executives have substantial experience and expertise in AirTran’s business and have made significant contributions to its growth and success. The unexpected loss of services of one or more of these individuals could have an adverse effect on AirTran’s business. AirTran will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management-level employees. AirTran cannot assure you that it will be able to attract and retain personnel as needed in the future.

AirTran’s stock price may fluctuate significantly and you could lose all or part of your investment as a result.

The price of AirTran common stock may fluctuate significantly, regardless of whether or not it acquires Midwest, as a result of many factors in addition to the factors discussed in the these risk factors. These factors, some or all of which are beyond AirTran’s control, include:

•	actual or anticipated fluctuations in AirTran’s operating results;

•	changes in expectations as to AirTran’s future financial performance or changes in financial estimates of securities analysts;

•	success of AirTran’s operating and growth strategies;

•	investor anticipation of competitive and industry threats, whether or not warranted by actual events;

•	operating and stock price performance of other comparable companies; and

•	realization of any of the risks described in these risk factors.

In addition, the stock market recently has experienced extreme volatility that often has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of AirTran common stock, regardless of AirTran’s actual operating performance.

AirTran’s anti-takeover provisions may delay or prevent a change of control of AirTran, which could adversely affect the price of AirTran common stock.

The existence of some provisions in AirTran’s corporate documents and Nevada law may delay or prevent a change in control of AirTran, which could adversely affect the price of AirTran common stock. AirTran’s certificate of incorporation and AirTran’s bylaws contain some provisions that may make the acquisition of control of AirTran more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors, and limitations on actions by AirTran shareholders. In addition, Nevada law also imposes some restrictions on mergers and other business combinations between AirTran and any holder of 10% or more of its outstanding common stock.

Risks Factors relating to AirTran and potential acquisitions, including the potential acquisition of Midwest.

AirTran has sought to acquire other carriers, as well as gates and other assets from other carriers. In the event AirTran completes one or more acquisitions including, or in addition to, the acquisition of Midwest, it may be subject to a variety of risks. AirTran intends, to the extent possible, to integrate the operations of acquired assets and entities with those of AirTran Airways. Depending on the nature of the acquired entity or operations, integration of acquired operations into AirTran’s present operations may present substantial difficulties. Even where material difficulties are not anticipated, there can be no assurance that AirTran will not encounter such difficulties in integrating acquired operations with AirTran’s operations, which may result in a delay or the failure to achieve anticipated synergies, increased costs and failures to achieve increases in earnings or cost savings. The difficulties of combining the operations of acquired companies may include, among other things:

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between AirTran and an acquired entity;

•	the consolidation of sales and marketing operations;

•	the retention of existing customers and attraction of new customers;

•	the retention of key employees;

•	employee strikes and other labor-related disruptions in connection with union representation and seniority integration issues;

•	employee strikes and other labor-related disruptions in connection with seniority questions with respect to both union and non-union employees;

•	the consolidation of corporate and administrative infrastructures;

•	the integration and management of the technologies and products of the acquired entity, including the consolidation and integration of computer information systems;

•	the identification and elimination of redundant and underperforming operations and assets;

•	costs associated with the termination of the assumed contractual obligations and the timing thereof;

•	the minimization of the diversion of management’s attention from ongoing business concerns;

•	the possibility of tax costs or inefficiencies associated with the integration of the operations;

•

the possible need to modify internal controls over financial reporting in order to comply with the Foreign Corrupt Practices Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder; and

•	loss of customer goodwill.

For these reasons, AirTran may fail to successfully complete the integration of an acquired entity, or to realize the anticipated benefits of the integration of an acquired entity. Actual cost savings and synergies which may be achieved from an acquired entity may be lower than AirTran expects and may take a longer time to achieve than AirTran anticipates. Other acquisition related risks include risks associated with higher costs or unexpected difficulties or problems with acquired assets or entities including different flight equip ment, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies and efficiencies. Whether within anticipated timeframes or at all, one or more of such acquisition-related risks, if realized, could have an adverse impact on AirTran’s business, financial condition, results of operations, or operations. For a discussion of the particular risks and uncertainties associated with a potential acquisition of Midwest, see the section captioned ‘RISK FACTORS – Risk Factors Relating to AirTran and the Combined Company” in the prospectus in registration statement on Form S-4 and all amendments thereto filed with the SEC in connection with AirTran’s Exchange Offer, which is incorporated herein by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

I TEM 2.	PROPERTIES

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2006:

Aircraft Type	Number of Passenger Seats	Owned	Leased	Total	Weighted-Average Age (Years)
B717	117	8	79	87	4.3

B737-700	137	18	22	40	1.2

Total		26	101	127	3.3

As of December 31, 2006, we had 60 Boeing 737 aircraft on order scheduled to be delivered in the year indicated:

Firm Aircraft Deliveries B737
2007	12
2008	15
2009	18
2010	14
2011	1

Total	60

The above schedule includes two B737 aircraft scheduled for delivery in the second quarter 2007 which we have agreed to sell to an airline which operates outside of the United States. We anticipate recognizing a gain if and when each sale occurs.

Of the 60 B737 aircraft on order, we have secured debt financing for ten B737 aircraft scheduled for delivery in 2007 and for five of the aircraft scheduled to be delivered in 2008 through arrangements with financial institutions. While our intention is to finance the remainder of the aircraft on order via a combination of debt and lease financing we have not yet arranged for such financing. Additionally, we have sale/leaseback commitments from an aircraft leasing company with respect to six spare engines to be delivered through 2010. During 2006, we entered into a sale/leaseback agreements related to one of these spare engines.

There can be no assurance that sufficient financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if we are unable to generate revenues to cover our costs, we may slow our growth, including the sale, lease or sublease of certain numbers of our aircraft.

As of December 31, 2006, all of our owned aircraft were encumbered under debt agreements. For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders for additional aircraft, see Notes 1, 2, 5 and 6 to the consolidated financial statements.

Ground Facilities

We have signatory status on the lease of facilities at Hartsfield-Jackson Atlanta International Airport. This lease covers use of 22 gates and expires in September 2010. We also have signatory status at several other airports. The lease at Baltimore/Washington

International (BWI) covers six gates and expires in June 2008. The current lease at Orlando International Airport, which expires in September 2008, previously included five gates and increased to six gates in early 2006. The check-in-counters, gates and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority or subleased from other airlines. These arrangements may include baggage handling, station operations, cleaning and other services. If facilities at any additional cities to be served by us are not available at acceptable rates, or if such facilities become no longer available to us at acceptable rates, then we may choose not to serve those markets.

Our principal corporate offices are located at the Orlando International Airport in a leased facility consisting of approximately 34,000 square feet of office space. The facility houses our executive offices as well as our operations staff, general administrative staff, computer systems and personnel training facility. The lease agreement for this facility expires at the end of 2007 and may be extended an additional 10 years through the exercise of options in five-year increments.

We rent an aircraft hangar measuring approximately 70,000 square feet at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The ground lease agreement for this facility expires in 2011 and may be extended an additional 10 years through the exercise of options in five-year increments. The hangar houses a portion of our maintenance staff, and parts inventory.

In May 2004, we opened a two bay hangar facility at Hartsfield-Jackson Atlanta International Airport. The 56,700 square-foot hangar can hold four B717 aircraft simultaneously and has a 20,000 square-foot; two-story office building attached to the hangar to house maintenance and engineering staff. We have a 20 year lease on the facility which expires in 2024.

We also lease space in the following facilities:

•	Approximately 22,000 square feet of office space in Atlanta for use as a reservations center under a lease which expires in May 2010;

•	Approximately 27,000 square feet of space in Atlanta for use as a training center under a lease which expires in October 2008;

•	Approximately 13,000 square feet of space in Savannah, Georgia for a reservations center under a lease which expires in February 2009;

•	Approximately 91,000 square feet of space in Atlanta for a warehouse and engine repair facility under a lease that expires in August 2009; and

•	Approximately 7,200 square feet of space in Carrollton, Georgia for a third reservation center opened in 2004. The lease expires in March 2009.

We believe we will be able to obtain lease renewals or substitute facilities for our leased facilities upon the expiration of the applicable lease.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are engaged in litigation arising in the ordinary course of our business. We do not believe that any such pending litigation will have a material adverse effect on our results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $.001 par value per share, is traded on the New York Stock Exchange under the symbol "AAI." The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2006 and 2005:

	2006		2005
Quarter	High	Low	High	Low
1st	$18.85	$13.51	$11.02	$7.40

2nd	$18.20	$11.54	$10.65	$7.85

3rd	$15.10	$9.06	$12.70	$8.72

4th	$13.77	$9.51	$16.70	$12.63

Holders

As of February 16, 2007, there were approximately 4,290 stockholders of record of common stock.

Dividends

Historically, we have not declared cash dividends on our common stock. In addition, our debt indentures restrict our ability to pay cash dividends. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any cash dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this Report on Form 10-K below.

Issuance of Unregistered Securities and Repurchase of AirTran Equity Securities

During the forth quarter of the year ended December 31, 2006, we did not issue any unregistered equity securities nor did we purchase any of our equity securities, exclusive of any net option exercises to pay withholding taxes and/or the exercise price of the applicable option.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

The following financial information for the five years ended December 31, 2006 has been derived from our consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere herein.

Financial Data:
(in thousands, except per share data)	2006		2005		2004		2003		2002
Operating revenues	$1,893,355		$1,450,544		$1,041,422		$918,040		$733,370
Net income	$15,514		$8,076		$10,103	(10)	$100,517	(11)	$10,745
Earnings per common share:
Basic	$0.17		$0.09		$0.12		$1.33		$0.15
Diluted	$0.17		$0.09		$0.11		$1.21		$0.15
Total assets at year-end	$1,601,584		$1,160,017		$903,579		$808,364		$473,450
Long-term debt and capital lease obligations including current maturities at year-end	$811,110		$472,599		$313,970		$246,836		$210,173

Operating Data:
Revenue passengers	20,051,219		16,638,214		13,170,230		11,651,340		9,653,777
Revenue passenger miles (RPM) (000s)(1)	13,836,378		11,301,534		8,479,262		7,143,125		5,581,263
Available seat miles (ASM) (000s)(2)	19,007,416		15,369,505		11,977,443		10,046,385		8,255,809
Passenger load factor(3)	72.8%		73.5%		70.8%		71.1%		67.6%
Break-even load factor(4)	71.7%		72.9%		69.6%		64.1%		66.7%
Average fare(5)	$90.58		$83.98		$76.33		$76.38		$73.93
Average yield per RPM(6)	13.13	¢	12.36	¢	11.86	¢	12.46	¢	12.79	¢
Passenger revenue per ASM(7)	9.56	¢	9.09	¢	8.39	¢	8.86	¢	8.64	¢
Operating cost per ASM (CASM)(8)	9.74	¢	9.28	¢	8.45	¢	8.28	¢	8.51	¢
Average stage length (miles)	652		651		628		599		567
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.17		$1.81		$1.22		$0.98		$0.90
Average daily utilization (hours: minutes)(9)	11:06		11:00		10:54		10:56		10:36
Number of operating aircraft in fleet at end of year	127		105		87		74		65

Note: All special items listed below are pre-tax.

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Operating expenses, divided by ASMs
(9)	The average amount of time per day that an aircraft flown is operated in revenue service
(10)

Includes a $1.3 million benefit related to our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport and $1.5 million of additional fuel expense related to prior periods

(11)	Includes a $38.1 million payment received under the Wartime Act, deferred debt discount/issuance cost write-off of $12.3 million and reversal of a tax valuation allowance of $15.9 million

ITEM 7.	MANAGEME NT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements including, except in connection with AirTran’s offer to exchange with respect to Midwest, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the results of litigation or investigation. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

All of the operations of AirTran Holdings, Inc. (the Company, AirTran, we or us) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of February 1, 2007, we operated 87 Boeing 717-200 (B717) and 41 Boeing 737-700 (B737) aircraft offering approximately 700 scheduled flights per day to 51 locations in the United States, as well as to Freeport, Grand Bahamas.

Our plans for 2007 focus on continuing the growth of our operations. We intend to do this by:

•	adding 12 new B737 aircraft to our fleet (two of which were acquired as of February 12, 2007 and two of which may be sold to a non-U.S. airline);

•	improving productivity;

•	keeping our unit costs at levels that rank among the best in the industry;

•	looking for new market opportunities that will satisfy the transportation needs of our customers; and

•	providing our customers with a travel experience worth repeating.

We expect our mix of low fares, excellent customer service, an affordable Business Class product, and one of the youngest all-Boeing aircraft fleets will provide product value that customers will continue to find attractive.

We anticipate that our capacity, as measured by available seat miles, will increase by approximately 19% on a year over year basis. As we grow, we intend to remain focused on providing quality air service at low cost.

We experienced several challenges in 2006 including record fuel prices, changes to airline security rules, and increased competition. Nevertheless, we earned a record net income in the second quarter, took delivery of 22 new aircraft, and commenced new service to White Plains, NY, and Seattle, WA.

During 2006, we continued our track record of operating profitably. We reported operating income of $42.1 million, net income of $15.5 million and diluted earnings per common share of $0.17. We were able to operate profitably despite dramatically increased fuel costs. On a cost per available seat mile basis, our 2006 unit fuel cost increased 17.9 percent over unit fuel cost for 2005 which was 43.3 percent greater than unit fuel cost for 2004. We were able to partially mitigate the impact of the increase in unit fuel cost by increasing unit revenue and reducing non-fuel unit operating costs. Unit revenue for 2006, as measured by passenger revenues per available seat mile, increased by 5.2 percent compared to 2005.

During 2006, we also continued our rapid growth by taking delivery of two B717 aircraft and 20 B737 aircraft bringing our total fleet to 127 aircraft at year end. As a result, our capacity, as measured by available seat miles, increased 23.7 percent. Our traffic, as measured by revenue passenger miles, increased 22.4 percent, resulting in a 0.7 percentage point decrease in passenger load factor to 72.8 percent.

Highlights from 2006 include the following:

•	Carried in excess of 20 million revenue passengers.

•	Took delivery of 20 new Boeing 737-700 aircraft and two new 717-200 aircraft.

•	Secured financing for all 2007 aircraft deliveries.

•	Closed on new financing for aircraft pre-delivery deposits for 2008 aircraft deliveries.

•	Initiated new service to White Plains, N.Y., and Seattle, Wa.

•	Launched over 20 new non-stop routes.

•	Created over 700 new jobs throughout our network.

•	Announced that we will begin service to Newburgh, N.Y., Daytona Beach, Fla., Phoenix, Ariz., San Diego, Calif., and St. Louis, Mo. in 2007.

•	Announced over 15 new non-stop routes in 2007.

The Atlanta hub operation remains the core of our business. As important as Atlanta is in our long-term strategic plan we have also focused on developing new geographic sources of revenue. This has led to our proposal to acquire Midwest Air Group with the aim of developing a stronger presence in the Midwestern United States. While there can be no assurance that our offer will be accepted, we remain convinced that a combination of AirTran and Midwest Airlines would bring substantial benefits that would accrue to the shareholders, customers, employees and other stakeholders of both companies.

We will continue to face several challenges during 2007. Managing costs and increasing revenues in the face of high fuel levels will continue to be a primary focus. Two of our largest competitors are operating in bankruptcy, which creates uncertainty in a number of competitive markets in both the near and long term. Additionally, if our fuel costs rise, we cannot guarantee that we will be able to raise revenues to match the increased fuel costs. Our financial and operating results for any prior interim or annual period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States. Generally, the second quarter tends to be our strongest revenue quarter.

RESULTS OF OPERATIONS

2006 Compared to 2005

Summary

We reported operating income of $42.1 million, net income of $15.5 million and diluted earnings per common share of $0.17 for the year ended December 31, 2006. For 2005 we reported operating income of $23.5 million, net income of $8.1 million, and diluted earnings per common share of $0.09.

Operating Revenues

Our operating revenues for year ended December 31, 2006 increased $442.8 million (30.5 percent), primarily due to a 30.0 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 22.4 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), and an increase in our average yield per RPM of 6.2 percent to 13.13 cents. The increase in yield resulted primarily from a 7.9 percent increase in our average fare to $90.58. This increase in yield, when combined with our 0.7 percentage point decrease in passenger load factor, resulted in a 5.2 percent increase in passenger unit revenues as measured by passenger revenue per available seat mile (RASM) to 9.56 cents.

During the year ended December 31, 2006, we took delivery of two B717 aircraft and 20 B737 aircraft. As a result, our capacity, as measured by available seat miles (ASMs), increased 23.7 percent. Our traffic, as measured by RPMs, increased 22.4 percent, resulting in a 0.7 percentage point decrease in passenger load factor to 72.8 percent.

Operating Expenses

Our operating expenses for the year ended December 31, 2006 increased $424.2 million (29.7 percent) or 5.0 percent on a cost per ASM basis. Our financial results were significantly affected by changes in the price of fuel.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expense per ASM, for the indicated periods:

	Year ended December 31,				Percent Increase (Decrease)
	2006		2005
Aircraft fuel	3.55	¢	3.01	¢	17.9%
Salaries, wages and benefits	2.05		2.14		(4.2)
Aircraft rent	1.21		1.25		(3.2)
Maintenance, materials and repairs	0.79		0.66		19.7
Landing fees and other rents	0.53		0.53		—
Distribution	0.37		0.44		(15.9)
Marketing and advertising	0.24		0.24		—
Aircraft insurance and security services	0.14		0.15		(6.7)
Depreciation	0.16		0.13		23.1
Other operating	0.70		0.73		(4.1)

Total CASM	9.74	¢	9.28	¢	5.0%

Aircraft fuel increased 17.9 percent on a cost per ASM basis, primarily due to escalating fuel prices. Our fuel price per gallon, including all fees and taxes, increased 20.0 percent from $1.81 for the year ended December 31, 2005 to $2.17 for the year ended December 31, 2006. The level of our flight operations, as measured by block hours flown, increased 21.0 percent while our fuel consumption per block hour increased slightly by 0.4 percent to 670 gallons. In a continued effort to reduce our fuel costs, we have added winglets to 23 of our B737 aircraft. These enhancements extend the aircraft range, improve performance, and reduce fuel costs.

Salaries, wages and benefits decreased 4.2 percent on a cost per ASM basis, primarily due to gains in productivity driven by the increased number of aircraft and higher daily utilization. We employed approximately 7,400 full-time equivalent employees as of December 31, 2006, representing a 10.6% percent increase over the comparable period in 2005.

Maintenance, materials and repairs increased 19.7 percent on a cost per ASM basis. On a cost per block hour basis, maintenance materials and repairs expense increased 21.1 percent to $322 per block hour primarily due to the expiration of warranties on the B717 aircraft and an increase in B717 engine maintenance contract rates. As the original manufacturer warranties expire on our B717 and B737 aircraft, the maintenance, repair and overhaul of aircraft engines and a significant number of aircraft systems become covered by maintenance agreements with FAA-approved maintenance, repair, and overhaul providers. Under certain of our maintenance agreements, we pay monthly charges based on either the number of flight hours flown or the number of landings.

Distribution costs decreased 15.9 percent on a cost per ASM basis reflecting the new rates in our GDS agreements that were renegotiated during the fourth quarter 2005. For the year ended December 31, 2006, approximately 60 percent of our sales were made via our internal website. We recognize significant cost savings when our sales are booked directly through our website compared with more traditional methods, such as travel agent systems (GDS).

Marketing and advertising costs were unchanged on a cost per ASM basis. The year ended December 31, 2006 included expense of $4.1 million related to a fourth quarter 2005 barter transaction. The 2006 expense was due to changes in the estimated volume of travel exchanged in connection with the 2005 promotion. The year ended December 31, 2005 included $4.6 million expense related to this barter transaction.

Aircraft insurance and security services decreased 6.7 percent on a cost per ASM basis. While the addition of 22 new Boeing aircraft to our fleet during the year ended December 31, 2006 increased our total insured hull value and related insurance premiums, the decrease on a cost per ASM basis is primarily due to a reduction in hull and liability insurance rates and security costs for our 2006 fleet coverage.

Depreciation increased 23.1 percent on a cost per ASM basis, primarily due to the addition of 13 owned B737 for the year ended December 31, 2006 as well as the purchase of spare aircraft parts for the new B737 fleet. Additionally, during the year ended December 31, 2006 we charged depreciation expense $1.6 million for property and equipment no longer in use.

Other operating expense decreased 4.1 percent on a cost per ASM basis. The decrease is attributable in large part to the favorable $3.2 million impact of claim settlements with vendors recognized during the year ended December 31, 2006.

Nonoperating (Income) Expense

Other (income) expense, net increased by $5.7 million. Higher invested cash balances along with higher interest rates increased interest income by $9.9 million. Interest expense, including amortization of debt issuance costs, increased by $20.1 million primarily due to the effect of aircraft debt financings entered into during 2005 and 2006. Capitalized interest increased by $4.4 million due to increased deposits on future aircraft deliveries. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

Income Tax Expense

Our effective income tax rate was 40.2 percent and 38.0 percent for the years ended December 31, 2006 and 2005, respectively. Our tax expense for 2005 includes a one-time benefit of $1.7 million resulting from an adjustment to our deferred tax liabilities due to a decrease in our state effective rate. The overall rate increase resulted primarily from a combination of the $1.7 million 2005 benefit and 2006 permanent differences related to stock based compensation.

2005 Compared to 2004

Summary

We reported operating income of $23.5 million, net income of $8.1 million and diluted earnings per common share of $0.09 for the year ended December 31, 2005. For the comparative period in 2004, we reported operating income of $29.5 million, net income of $10.1 million, and diluted earnings per common share of $0.11. The 2004 results included $1.3 million in other income (expense), primarily related to payment of a break-up fee paid to us in connection with our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport and $1.5 million of additional operating expense relating to correction of fuel expense for prior periods. The fuel adjustment was deemed to not be material to the previously issued financial statements and the cumulative adjustment was not material to our 2004 operating results.

Operating Revenues

Our operating revenues for the year ended December 31, 2005 increased $409.1 million (39.3 percent), primarily due to a 39.0 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 33.3 percent increase in passenger traffic, as measured by RPMs, and an increase in our average yield per RPM of 4.2 percent to 12.36 cents . The increase in yield resulted primarily from a 10.0 percent increase in our average fare to $83.98. This increase in yield, when combined with our 2.7 percentage point increase in passenger load factor, resulted in an 8.3 percent increase in passenger unit revenues or RASM to 9.09 cents.

During the year ended December 31, 2005, we took delivery of six B717 aircraft and 12 B737 aircraft. As a result, our capacity, as measured by ASMs, increased 28.3 percent. Our traffic, as measured by RPMs, increased 33.3 percent, resulting in a 2.7 percentage point increase in passenger load factor to 73.5 percent.

Operating Expenses

Our operating expenses for the year ended December 31, 2005 increased $415.1 million (41.0 percent) or 9.8 percent on a cost per ASM basis. Our financial results were significantly affected by changes in the price of fuel. During 2005 we experienced high aircraft fuel prices driven by sharp increases in the cost of crude oil and disruptions to the Gulf Coast refineries as a result of hurricanes.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expenses per ASM, for the indicated periods:

	Year ended December 31,				Percent Increase (Decrease)
	2005		2004
Aircraft fuel	3.01	¢	2.10	¢	43.3%
Salaries, wages and benefits	2.14		2.28		(6.1)
Aircraft rent	1.25		1.26		(0.8)
Maintenance, materials and repairs	0.66		0.58		13.8
Landing fees and other rents	0.53		0.52		1.9
Distribution	0.44		0.42		4.8
Marketing and advertising	0.24		0.23		4.3
Aircraft insurance and security services	0.15		0.19		(21.1)
Depreciation	0.13		0.12		8.3
Other operating	0.73		0.75		(2.7)

Total CASM	9.28	¢	8.45	¢	9.8%

Aircraft fuel increased 43.3 percent on a cost per ASM basis, primarily due to escalating fuel prices. Our fuel price per gallon, including all fees and taxes, increased 48.3 percent from $1.22 for the year ended December 31, 2004 to $1.81 for year ended December 31, 2005. The level of our flight operations, as measured by block hours flown, increased 23.3 percent while our fuel consumption per block hour increased slightly 0.6 percent to 667 gallons.

Salaries, wages and benefits decreased 6.1 percent on a cost per ASM basis, primarily due to gains in productivity driven by the increased number of aircraft and higher daily utilization. We employed approximately 6,700 full-time equivalent employees, as of December 31, 2005, representing a 13.5 percent increase over the comparative period in 2004.

Maintenance, materials and repairs increased 13.8 percent on a cost per ASM basis. On a cost per block hour basis, maintenance materials and repairs expense increased 18.8 percent to $266 per block hour due to the expiration of warranties on the B717 aircraft and an increase in airframe checks. As the original manufacturer warranties expire on our B717 and B737 aircraft, the maintenance, repair and overhaul of aircraft engines and a significant number of aircraft systems become covered by maintenance agreements with FAA-approved contractors.

Aircraft insurance and security services decreased 21.1 percent on a cost per ASM basis. While the addition of 18 new Boeing aircraft to our fleet during the year ended December 31, 2005 increased our total insured hull value and related insurance premiums, the decrease on a cost per ASM basis is primarily due to a reduction in hull and liability insurance rates and security costs for our 2005 fleet coverage.

Depreciation increased 8.3 percent on a cost per ASM basis, primarily due to the addition of three owned B737 for the year ended December 31, 2005 as well as, the purchase of spare aircraft parts for the new B737 fleet. With the exception of these three B737’s, all aircraft additions during the year were lease financed rather than purchased.

Nonoperating (Income) Expense

Other (income) expense, net decreased by $2.4 million (18.4 percent). Increases in rates earned on cash and higher investment balances increased interest income by $6.5 million. Interest expense, including amortization of debt issuance costs, increased by $6.4 million primarily due to the issuance of new debt relating to new aircraft financing during the year ended December 31, 2005. Capitalized interest represents the interest cost associated with financing deposits for future aircraft deliveries. Capitalized interest increased $3.6 million due to an increase in outstanding deposits for future aircraft deliveries in 2005 compared to 2004. Additionally $1.3 million of other income is included in our 2004 results relating a break-up fee paid to us in connections with our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport.

Income Tax Expense

Our effective income tax rate was 38.0 percent and 39.4 percent for the years ended December 31, 2005 and 2004, respectively. Our tax expense for the year ended December 31, 2005 includes a one-time benefit of $1.7 million resulting from an adjustment to our deferred tax liabilities for a decrease in our state effective rate.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006 we had total cash, cash equivalents and short term investments of $310.2 million, which is a decrease of $60.4 million compared to December 31, 2005. Short-term investments represent auction rate securities with reset periods less than 12 months. As of December 31, 2006 we also had $24.8 million of restricted cash. Our primary sources of cash are from operating activities and primary uses of cash are for investing and financing activities.

Operating activities in 2006 provided $75.1 million of cash flow compared to $64.6 million in 2005. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing and other activities. For the year ended December 31, 2006, we reported net income of $15.5 million, which was $7.4 million greater than net income for the year ended December 31, 2005. The increased net income favorably impacted cash provided by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, provide cash as the Company grows and consequently receives additional cash for future travel. During 2006, our air traffic liability balance increased $29 million more than the related accounts receivable balance increased contributing to net cash provided by operating activities. During 2005, our air traffic liability balance increased $24 million more than the related accounts receivable balance increased, contributing to net cash flow from operating activities. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During 2006, the $30.4 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities. Accounts payable and accrued and other liabilities increased in 2006 due to increases in accrued employee wages and benefits, accrued B737 aircraft rent, accrued interest, liabilities to governmental authorities for taxes and fees that we collected on their behalf and various other liabilities. During 2005, the $49.7 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

We used cash to increase other assets. Other assets include aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Our B737 aircraft leases require us to remit aircraft maintenance deposits monthly to the lessor based on actual flight hours and landings. The balances of such aircraft maintenance deposits are available to reimburse us for certain costs of maintaining airframes, engines and certain other component parts. These payments are accounted for as deposits and the aggregate amount of such deposits is included in other assets. During 2006 and 2005, the balance of all aircraft maintenance deposits increased by $21.0 million and $11.1 million, respectively, reducing our cash flow provided by operating activities in each of those years.

Investing activities in 2006 used $251.5 million in cash compared to the $80.2 million used in 2005. Purchases and sales of available for sales securities are classified as investing activities. During 2006 purchases of available for sale securities exceeded sales of available for sale securities by $151.0 million. During 2005 sales of available for sale securities exceeded purchases of available for sale securities by $26.9 million. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of this deposit in the aircraft. During 2006, we received $102.8 million in previously paid aircraft deposits while paying $89.2 million in new aircraft deposits. During 2005, we received $29.8 million in previously paid aircraft deposits while paying $93.5 million in new aircraft deposits. During 2006, we purchased 13 B737 aircraft. We expended $68.6 million in cash and incurred $380.6 million of debt related to acquiring aircraft. During 2005, we purchased three B737 aircraft. We expended in cash $11.7 million in cash and incurred $86.5 million of debt related to the acquisition of these aircraft.

During 2006, we expended $50.6 million in cash for the acquisition of other property and equipment. Acquisitions of other property and equipment included purchases of rotable spare parts, additions to leasehold improvements and the purchase of ground and computer equipment. During 2005 we expended $23.7 million in cash for the acquisition of other property and equipment.

Financing activities used $35.1 million of cash during 2006 compared to providing cash of $78.6 million in 2005. During 2006, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $71.0 million and repaid $87.8 million of pre-delivery deposit debt financing. During 2006, we repaid $24.5 million of aircraft purchase debt financing. Also, during 2006, we borrowed $380.6 million in non-cash transactions to finance the purchase of 13 B737 aircraft. During 2005, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $96.7 million and repaid $9.7 million of pre-delivery deposit debt financing. During 2005, we received $86.5 million aircraft purchase debt financing while repaying $14.1 million of aircraft purchase debt financing. See Note 5 to Consolidated Financial Statements for additional information regarding our outstanding debt.

During 2006 and 2005 we received $7.5 million and $11.1 million, respectively, from the exercise of employee options for the purchase of common stock. On April 6, 2006, 55,468 warrants were exercised for the purchase of our common stock. Each warrant entitled the purchaser to 18.0289 shares of common stock for a total of 1,000,024 shares at $4.51 per share. Total cash proceeds from aforementioned transaction amounted to approximately $4.5 million.

Proposed Acquisition of Midwest Air Group

On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest Air Group (Midwest), for $13.25 per Midwest share, based on the closing price of our common stock on January 8, 2007. The offer consists of $6.625 in cash and 0.5884 share of AirTran common stock for each Midwest share. Accordingly, total equity value of the exchange offer is approximately $345 million. The offer, which is being made through a wholly-owned subsidiary of the Company, has been extended and is scheduled to expire on March 8, 2007. The exchange offer is subject to specified and customary conditions. On January 25, 2007, the board of directors of Midwest announced that it had recommended that Midwest's shareholders reject our offer to acquire all outstanding shares of Midwest and not tender their shares to us. Because we believe a combination of the two airlines would strengthen both airlines we are continuing to pursue the acquisition of Midwest. We have filed a registration statement (Form S-4 No. 333-139917) with the Securities and Exchange Commission which contains additional information regarding the exchange offer and the benefits and risks related to the proposed acquisition.

We anticipate funding the cash portion of the purchase price with the proceeds from $150 million in senior secured financing under a proposed credit facility. It is expected that this floating rate term loan facility would be payable in equal quarterly installments, aggregating 1% of the original principal balance in each of years one through four and the remainder of the principal balance paid at the end of year five. Certain of the terms of the proposed credit facility have not been finalized.

Aircraft Acquisitions and Aircraft Purchase Commitments

During 2006, we took delivery of two B717 and 20 B737 aircraft of which the two B717 and seven B737 were held under operating leases. The additional 13 B737 aircraft deliveries in 2006 were purchased and financed with debt. During 2005, we took delivery of six B717 and 12 B737 aircraft of which six B717 and nine B737 aircraft were held under operating leases. The additional three B737 aircraft deliveries in 2005 were financed with debt.

As of December 31, 2006, we had 60 Boeing 737 aircraft on order scheduled to be delivered in the year indicated below:

Firm Aircraft Deliveries B737
2007	12
2008	15
2009	18
2010	14
2011	1

Total	60

The above table includes two B737 aircraft scheduled for delivery in the second quarter 2007 which we have agreed to sell to an airline which operates outside of the United States.

Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer. We have arranged pre-delivery deposit financing for all of our pre-delivery deposit requirements for aircraft scheduled to be delivered in 2007 and 2008. The pre-delivery deposit financing typically funds between 75 percent and 100 percent of our pre-delivery deposit obligation for any given aircraft. We expect to arrange pre-delivery deposit financing for the remainder of our scheduled aircraft deliveries.

Of the 60 B737 aircraft we have on order, we have secured debt financing for ten B737 aircraft scheduled for delivery in 2007 and for five of the aircraft which are scheduled to be delivered in 2008. Such debt financing funds approximately 85 percent of the total cost of the aircraft. While our intention is to finance the remainder of the aircraft on order via a combination of debt and lease financings, we have not yet arranged for such financing. Additionally, we have sale/leaseback commitments from an aircraft leasing company with respect to six spare engines to be delivered through 2010. During 2006, we entered into a sales/leaseback agreement related to one of these spare engines.

Letters of Credit

As of December 31, 2006, $13.5 million of restricted cash on the accompanying consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities.

Other Year 2007 Cash Requirements

During 2007, in addition to funding the committed aircraft acquisitions discussed above, we will need cash for non-aircraft capital expenditures and debt maturities. Non-aircraft capital expenditures are projected to be approximately $35 million. Scheduled 2007 debt and capital lease maturities aggregate $86.8 million. It is anticipated that non-aircraft capital expenditures and 2007 debt and capital lease maturities will be funded with cash flow from operations, other financings, and the use of existing cash resources.

Other Sources of Liquidity

We have various options available to meet our debt repayments, capital expenditures and operating commitments including internally generated funds and various borrowing or leasing options. Additionally, we have an outstanding shelf registration which it may utilize to raise funds for aircraft financings or other purposes in the future. However, we have no unused lines of credit available and our owned aircraft and our pre-delivery deposits are pledged as collateral for outstanding debt. There can be no assurance that financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if we are unable to generate revenues to cover our costs, we may slow our growth, including through the rescheduling of aircraft deliveries or through the sale, lease or sublease of some of our aircraft.

Income Taxes

We have not been required to pay significant federal or state income taxes during the prior three years because we have had a loss for federal income tax purposes in each of those years, largely because tax basis depreciation has exceeded depreciation expense calculated for financial accounting purposes.

Our December 31, 2006 consolidated balance sheet includes gross deferred tax assets of $163.8 million and gross deferred tax liabilities of $149.2 million. The deferred tax assets include $107.1 million pertaining to the tax effect of $318.8 million of federal net operating losses (NOLs) previously recognized as a tax benefit for financial reporting purposes. In addition, deferred tax assets include $5.3 million attributable to state NOLs of approximately $134.6 million. Such NOLs, which expire in the years 2017 to 2026, are available to be carried forward to offset future taxable income and thereby reduce future income tax payments. Included in the NOLs for the year ending December 31, 2006 is $11.4 million related to deductions from equity based compensation.

Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate. Any unused NOLs in excess of the annual limitation may be carried over to later years. As of December 31, 2006, we were not subject to the limitations under Section 382. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $48 million per year.

Our deferred income tax liability is in large part due to the excess of the financial statement carrying value of owned flight equipment and other assets over the tax bases of such assets. Consequently, future tax basis depreciation will tend to be lower than financial accounting depreciation for these assets. Accordingly, management has determined that it is more likely than not that the deferred tax assets will be realized through the reversal of existing deferred tax liabilities and future taxable income.

Contractual Obligations

Our contractual obligations of December 31, 2006 are estimated to be due as follows (in millions):

Nature of commitment

	Total	2007	2008-2009	2010-2011	Thereafter
Long-term debt (1)	$1,269.3	$143.8	$203.4	$167.7	$754.4
Operating lease obligations (2)	3,547.1	285.6	538.1	499.4	2,224.0
Capital lease obligations	23.1	2.7	5.7	6.3	8.4
Aircraft purchase commitments (3)	2,072.9	457.7	1,143.9	471.3	—
Other (4)	131.7	128.7	3.0	—	—

Total contractual obligations	$7,044.1	$1,018.5	$1,894.1	$1,144.7	$2,986.8

(1)	Includes related interest payments, forecasted at the current interest rates, on the aforementioned debt of approximately $472.0 million. Debt agreements generally carry terms of twelve years and are repaid either quarterly or semiannually.
(2)	Amounts include minimum operating leases obligations for aircraft, airport facilities and other leased property. Amounts exclude contingent rentals and aircraft maintenance deposit payments based on flight hours or landings. Lease agreements are generally for fifteen years on aircraft obligations.
(3)	Amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Payment commitments include the forecasted impact of contractual price escalations. As noted under Aircraft Acquisitions and Aircraft Purchase Commitments, we have arranged pre-delivery deposit financing for 2007 and 2008 deliveries and have also arranged debt financing for ten aircraft to be delivered in 2007 and for five aircraft to be delivered in 2008. The above table does not reflect the effects of such financings.
(4)	Amounts include fuel purchase commitments, our sponsorship of the Georgia Aquarium and other contractual commitments. The table does not include payments to be made to third party aircraft maintenance contractors pursuant to agreements whereby we pay such contractors based on aircraft flight hours or landings. The table does not include liabilities to vendors, employees and others classified as current liabilities on our December 31, 2006 consolidated balance sheet.

A variety of assumptions are necessary in order to derive the information with respect to contractual commitments described in the above table, including, but not limited to, the timing of the aircraft delivery dates. Our actual obligations may differ from these estimates under different assumptions or conditions.

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

We have no arrangements of the types described in the first three categories that we believe may have a material current or future affect on our financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or resulted operations are disclosed in Note 2 to our consolidated financial statements.

We have variable interests in many of our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation 46, Consolidation of Variable Interest Entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases; however, we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis.

Critical Accounting Policies and Estimates

General. The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Our actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following is a description of what we believe to be our most critical accounting policies and estimates. See Notes to the Consolidated Financial Statements for a description of our financial accounting policies.

Revenue Recognition. Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Air traffic liability represents tickets sold for future travel dates. The balance of the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Passenger revenue accounting is inherently complex and the measurement of the air traffic liability is subject to some uncertainty.

A nonrefundable ticket expires at the date of scheduled travel unless the customer exchanges the ticket in advance of such date for a credit to be used by the customer as a form of payment for another ticket. We recognize as revenue the value of a non-refundable ticket at the date of scheduled travel unless the customer exchanges his or her ticket for credit. A percent of credits expire unused. We recognize as revenue over time the value of credits that we expect to go unused. We estimate the amount of credits that we expect to go unused based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. Changes in our estimate of the amount of unused credits could have an effect on our revenues. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

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

Accounting for Long-Lived Assets. When appropriate, we evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by such assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in our operations, and estimated salvage values.

In accounting for long-lived assets we must estimate the useful lives and salvage values of the assets. The actual useful lives and salvage values could be different from the estimates. Generally changes in estimated lives and salvage values are accounted for by adjusting depreciation and amortization expense prospectively.

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

Interest Rates

We had approximately $498.9 million and $225.9 million of variable-rate debt as of December 31, 2006 and December 31, 2005, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. These swaps expire in May 2018, June 2018, and July 2018. The notional amount of the outstanding interest rate swaps at December 31, 2006 was $85.2 million. The interest rate swaps effectively resulted in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. If average interest rates increased by 100 basis points during 2007 as compared to 2006, our projected 2007 interest expense would increase by approximately $4.4 million.

As of December 31, 2006 and 2005, the fair value of our long-term debt was estimated to be $857.9 million and $536.6 million, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk on our fixed rate debt, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $13.4 million as of December 31, 2006, and approximately $9.4 million as of December 31, 2005.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense, including related taxes and fees, for the years ended 2006 and 2005 represented approximately 36.5 percent and 32.4 percent of our operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material effect on our operations and operating results. For 2007, if jet fuel increased $1 per barrel, AirTran’s fuel expense, net of fuel contract arrangements, would increase approximately $9.3 million based on current and projected operations. As of December 31, 2006, utilizing forward fuel purchase contracts, we had committed to purchase 62.1 million gallons of aviation fuel at a weighted average price per gallon, excluding taxes and related fees, of $1.77 for 2007. This represents 16.2 percent of our anticipated fuel needs for 2007, including delivery to our operations hub in Atlanta and other locations. As of February 14, 2007, the Company entered into additional advanced fuel purchase contracts for 23.0 million gallons of aviation fuel. Combined, these contracts represent 23.2 percent of our anticipated fuel needs for 2007, including delivery into our operations hub in Atlanta and other locations at a weighted average price per gallon, excluding fees and taxes, of $1.75. Additionally, through February 14, 2007, we entered into jet fuel swap contracts to hedge an additional 36.1 million gallons, or 9.8 percent of our 2007 projected fuel usage.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

Page
AirTran Holdings, Inc.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations- Years ended December 31, 2006, 2005, and 2004
Consolidated Balance Sheets- December 31, 2006 and 2005
Consolidated Statements of Cash Flows- Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity- Years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2007

AirTran Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
Operating Revenues:
Passenger	$1,816,179	$1,397,295	$1,005,263
Other	73,315	48,886	36,086
Cargo	3,861	4,363	73

Total operating revenues	1,893,355	1,450,544	1,041,422
Operating Expenses:
Aircraft fuel	675,336	462,672	251,323
Salaries, wages and benefits	390,348	329,299	273,514
Aircraft rent	230,699	192,394	150,959
Maintenance, materials and repairs	149,448	101,964	69,514
Landing fees and other rents	100,761	80,774	62,322
Distribution	69,888	67,395	50,890
Marketing and advertising	44,792	36,400	27,569
Aircraft insurance and security services	25,678	23,100	22,888
Depreciation and amortization	30,078	20,224	14,628
Other operating	134,194	112,832	88,314

Total operating expenses	1,851,222	1,427,054	1,011,921

Operating Income	42,133	23,490	29,501
Other (Income) Expense:
Interest income	(21,714)	(11,771)	(5,275)
Interest expense	50,861	30,787	24,350
Capitalized interest	(12,943)	(8,550)	(4,922)
Other	—	—	(1,332)

Other (income) expense, net	16,204	10,466	12,821
Income Before Income Taxes	25,929	13,024	16,680

Income tax expense	10,415	4,948	6,577

Net Income	$15,514	$8,076	$10,103

Earnings Per Common Share:
Basic	$0.17	$0.09	$0.12
Diluted	$0.17	$0.09	$0.11
Weighted-Average Shares Outstanding:
Basic	90,504	87,337	85,261
Diluted	92,436	90,185	89,523

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$159,100	$370,572
Restricted cash	24,815	19,443
Short-term investments	151,100	75
Accounts receivable, less allowance of $1,180 and $494 at December 31, 2006 and 2005, respectively	38,613	29,795
Spare parts and supplies, less allowance for obsolescence of $1,749 and $1,292 at December 31, 2006 and 2005, respectively	17,236	14,610
Deferred income taxes	6,856	5,678
Prepaid expenses and other current assets	17,239	18,150

Total current assets	414,959	458,323
Property and Equipment:
Flight equipment	896,204	418,319
Less: Accumulated depreciation	(60,921)	(43,676)

	835,283	374,643
Purchase deposits for flight equipment	119,895	133,530
Other property and equipment	102,748	92,269
Less: Accumulated depreciation	(42,697)	(39,158)

	60,051	53,111

Total property and equipment	1,015,229	561,284
Other Assets:
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	11,929	10,285
Deferred income taxes	7,772	16,268
Prepaid aircraft rent	70,802	57,850
Other assets	50,976	26,090

Total assets	$1,601,584	$1,160,017

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets (Continued)

(In thousands, except per share data)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Accounts payable	$35,050	$38,082
Accrued and other liabilities	121,709	94,907
Air traffic liability	148,938	115,157
Current portion of capital lease obligations	876	717
Current portion of long-term debt	85,969	70,515

Total current liabilities	392,542	319,378
Long-term capital lease obligations	12,979	13,971
Long-term debt	711,286	387,396
Other liabilities	101,947	83,150
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 91,160 and 88,791 shares issued and outstanding at December 31, 2006 and 2005, respectively	91	89
Additional paid-in capital	389,043	376,627
Accumulated deficit	(1,052)	(16,566)
Unearned compensation	—	(4,028)
Other comprehensive income (loss)	(5,252)	—

Total stockholders’ equity	382,830	356,122

Total liabilities and stockholders’ equity	$1,601,584	$1,160,017

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net income	$15,514	$8,076	$10,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,700	22,160	15,982
Amortization of deferred gains from sales/leaseback of aircraft	(4,407)	(4,385)	(4,385)
Provisions for uncollectible accounts	1,619	516	709
Loss on asset disposal	4,387	2,307	256
Deferred income taxes	10,415	4,948	6,577
Stock based compensation	4,443	3,513	2,460
Other	133	78	(36)
Changes in certain operating assets and liabilities:
Restricted cash	(5,372)	(11,589)	1,944
Accounts receivable	(10,437)	(10,935)	(2,631)
Spare parts, materials and supplies	(3,083)	10,054	(6,104)
Prepaid aircraft rent	(12,986)	(14,433)	(13,690)
Other assets	(20,934)	(22,969)	(4,741)
Accounts payable, accrued and other liabilities	30,353	49,688	22,850
Air traffic liability	33,781	27,586	8,825

Net cash provided by operating activities	75,126	64,615	38,119
Investing activities:
Purchases of property and equipment	(119,113)	(35,359)	(26,449)
Aircraft purchase deposits payments, net of refunds	13,635	(71,692)	(19,842)
Deposit on aircraft sale	5,000	—	—
Purchases of available-for-sale securities	(2,540,215)	(829,100)	(26,975)
Sales of available-for-sale-securities	2,389,190	856,000	—

Net cash used by investing activities	(251,503)	(80,151)	(73,266)
Financing activities:
Issuance of long-term debt	71,045	96,690	—
Debt issuance costs	(5,011)	(4,610)	(1,163)
Payments on long-term debt	(113,132)	(24,561)	(5,879)
Proceeds from exercise of employee stock-options and warrants	12,003	11,096	10,975

Net cash provided by (used by) financing activities	(35,095)	78,615	3,933

Net increase (decrease) in cash and cash equivalents	(211,472)	63,079	(31,214)
Cash and cash equivalents at beginning of year	370,572	307,493	338,707

Cash and cash equivalents at end of year	$159,100	$370,572	$307,493

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2004	84,209	84	337,145	—	(271)	(34,745)	302,213
Net income	—	—	—	—	—	10,103	10,103
Unrealized gain on derivative instruments	—	—	—	—	271	—	271

Total comprehensive income							10,374
Issuance of common stock for exercise of options	2,292	2	9,717	—	—	—	9,719
Issuance of common stock under stock purchase plan	116	1	1,255	—	—	—	1,256
Unearned compensation on common stock issues	—	—	7,084	(7,084)	—	—	—
Amortization of unearned compensation	—	—	—	2,460		—	2,460
Tax benefit realted to exercise of nonqualified stock options	—	—	5,862	—	—	—	5,862

Balance at December 31, 2004	86,617	87	361,063	(4,624)	—	(24,642)	331,884
Net income	—	—	—	—	—	8,076	8,076

Total comprehensive income							8,076
Issuance of common stock for exercise of options	1,783	2	9,775	—	—	—	9,777
Issuance of common stock under stock purchase plan	145	—	1,320	—	—	—	1,320
Unearned compensation on common stock issues	246	—	2,917	(2,917)	—	—	—
Tax benefit related to exercise of nonqualified stock options and restricted stock	—	—	1,552	—	—	—	1,552
Amortization of unearned compensation	—	—	—	3,513	—	—	3,513

Balance at December 31, 2005	88,791	$89	$376,627	$(4,028)	$—	$(16,566)	$356,122
Net income	—	—	—	—	—	15,514	15,514
Unrealized gain on derivative instruments, net of $0 million deferred taxes	—	—	—	—	84	—	84

Total comprehensive income							15,598
Adjustment to initially apply SFAS 158, net of $3.1 million deferred taxes	—	—	—	—	(5,336)	—	(5,336)
Issuance of common stock for exercise of options	951	1	5,952	—	—	—	5,953
Share-based compensation	305	—	4,443	—	—	—	4,443
Adjustment upon adoption of SFAS 123(R)	—	—	(4,028)	4,028	—	—	—
Issuance of common stock for detachable stock warrants	1,000	1	4,509	—	—	—	4,510
Issuance of common stock under employee stock purchase plan	113	—	1,540	—	—	—	1,540

Balance at December 31, 2006	91,160	$92	$389,043	$—	$(5,252)	$(1,052)	$382,830

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings) and our wholly-owned subsidiaries (the Company or AirTran), including our principal subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). All significant intercompany accounts and transactions have been eliminated in consolidation.

Business

Airways offers scheduled airline services, using Boeing B717-200 (B717) and Boeing B737-700 (B737) aircraft, to 53 locations across the United States, primarily in short-haul markets principally in the eastern United States.

The financial and operating results for any interim period are not indicative of those for the entire year. Air travel tends to be seasonal with the highest level of travel during the winter months to Florida and the summer months to the northeastern and western United States.

The management of our operations is based on a system-wide approach due to the interdependence of our route structure in the various markets we serve. As we offer only one service (i.e., air transportation), management has concluded that we only have one segment of business.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results inevitably will differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Restricted cash primarily represents amounts escrowed related to aircraft leases, letters of credit for airports and insurance, and collateral to support credit card holdbacks for advance ticket sales.

Short-Term Investments

Short-term investments consist of auction rate securities with auction reset periods of less than 12 months, classified as available-for-sale securities and stated at fair value.

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, the issuer of co-branded credit cards, and municipalities related to guaranteed revenue agreements. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable based on historical credit card charge backs and miscellaneous receivables based on specific analysis. Collateral is generally not required for accounts receivable.

Spare Parts and Supplies

Spare parts and supplies consist of expendable aircraft spare parts, supplies, and prepaid aircraft fuel. These items are stated at cost using the first-in, first-out method. These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Property and Equipment

Property and equipment are stated on the basis of cost. The estimated salvage values and depreciable lives are periodically reviewed for reasonableness, and revised if necessary. Flight equipment is depreciated to salvage value of 10%, using the straight-line method. The estimated useful lives for airframes, engines and aircraft parts are 30 years. Other property and equipment is depreciated over three to 10 years. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter. Gains and losses on the sale of property and equipment are classified in depreciation and amortization on the consolidated statements of operations.

The financial statement carrying value of computer software and equipment, which is included in other property and equipment on the consolidated balance sheets, was $10.1 million and $15.4 million at December 31, 2006 and 2005, respectively. Depreciation expense related to computer equipment and software was $5.4 million, $5.2 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Measurement of Impairment

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets and the fair value is less than the net book value.

Intangibles

Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. We perform annual impairment tests in the fourth quarter of each year. Our tests indicated that we did not have any impairment of our trade name or of our goodwill. Accumulated amortization was $6.5 million at December 31, 2006 and 2005.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted average interest rate on long term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is ready for service.

Aircraft Maintenance

Aircraft maintenance costs are expensed as incurred. The personnel costs of AirTran employees performing aircraft maintenance activities are classified as salaries, wages and benefits expense. The costs of replacement parts and services performed by third parties are classified as maintenance, materials and repairs expense.

Maintenance expense is recognized when the work is performed if the work is performed by AirTran employees or by third party FAA approved contractors pursuant to arrangements whereby AirTran’s contractual liability to a contractor is incurred at the time the work is performed. The costs of line maintenance activities, overhauls of airframes, overhauls of engines for B737 aircraft and repairs of certain component parts are recognized as expense when the repair is performed.

Maintenance expense is recognized based on flight hours or landings if AirTran incurs a contractual liability to a third-party FAA approved contractor to repair or overhaul major component parts based on a contractually specified rate per flight hour or landing, as applicable. Maintenance repair costs for certain major components, including engines for B717 aircraft, are expensed monthly based on flight hours flown or landings, as applicable.

Advertising and Promotion Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $34.3 million, $35.0 million and $27.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

From time to time we enter into barter transactions where by we acquire goods or services in exchange for future air travel to be provided by us. We recognize operating expense based on the estimated fair value of travel to be provided by us. During 2005, we entered into a barter transaction in which we exchanged flight credits in our frequent flyer program for promotional consideration. The transaction was recorded at the estimated fair value of the credits exchanged resulting in approximately $4.6 million of advertising expense in 2005. During 2006, we recorded additional expense of $4.1 million related to this promotion due to changes in the estimated volume of travel exchanged. The revenue relating to the flight credits are recognized as passenger revenue as the credits are utilized or expire. During 2006 and 2005, $5.0 million and $0.4 million, respectively, related to this program was recognized as passenger revenues.

Revenue Recognition

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Air traffic liability represents tickets sold for future travel dates. The balance of the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Passenger revenue accounting is inherently complex and the measurement of the air traffic liability is subject to some uncertainty. A nonrefundable ticket expires at the date of scheduled travel unless the customer exchanges the ticket in advance of such date for a credit to be used by the customer as a form of payment for another ticket. We recognize as revenue the value of a non-refundable ticket at the date of scheduled travel unless the customer exchanges his or her ticket for a credit. A percent of credits expire unused. We recognize as revenue over time the value of credits that we expect to go unused. We estimate the amount of credits that we expect to go unused based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. Changes in our estimate of the amount of unused credits could have an effect on our revenues. Passenger traffic commissions and related fees are expensed when the related revenue is recognized. Passenger traffic commissions and related fees not yet recognized are included as a prepaid expense.

We are required to collect certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. We have a legal obligation to act as a collection agent. As we are not entitled to retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency or operating carrier.

Frequent Flyer Program

We accrue a liability for the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program based on awards we expect to be redeemed. We adjust this liability based on points earned and redeemed as well as for changes in the estimated incremental costs.

We also sell points in our A+ Rewards Program to third parties, such as credit card companies, internet service providers and car rental agencies. A portion of these point sales is deferred and recognized as passenger revenue when transportation is provided, based on estimates of fair value. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation, is recognized as other revenue at the time of sale.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt).

We have entered into interest rate swap agreements to convert a portion of our floating-rate debt to fixed-rates. These interest rate swaps are accounted for as cash flow hedges, as defined by SFAS 133. These hedges qualify for the “short-cut” method under SFAS 133 and as such are deemed to be 100 percent effective during the term of the agreements. See Note 3 to the Consolidated Financial Statements for additional information on SFAS 133 and financial derivative instruments.

New Accounting Standards

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment, using the “modified prospective method” to account for our stock-based compensation plans covering a portion of our employees, including the Company’s Board of Directors and the Company’s officers. Among other things SFAS 123(R) eliminated the use of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, and the intrinsic value method of accounting, and required companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Under the “modified prospective method”, stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, must be accounted for on a prospective basis with the related cost recognized in the financial statements beginning with the first quarter of 2006 using the grant date fair values previously calculated for our pro forma disclosures. We recognize the related compensation costs not previously reflected in the pro forma disclosures over the remaining vesting period. Adoption of SFAS 123R did not have a material impact on our results of operations in 2006. See Note 9 to the Consolidated Financial Statements for additional information.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. We have not determined the effects, if any, that the adoption of FIN 48 will have on our financial position or statement of operations. We will adopt FIN 48 during the first quarter of 2007, as required.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, that the adoption of SFAS 157 will have on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No., 158, Employers Accounting for Defined Pensions and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 123R,” (SFAS 158). On December 31, 2006, we adopted the recognition provisions of SFAS 158. SFAS 158 requires plan sponsors of defined benefit pensions and other post-retirement plans (collectively, “post-retirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position. See Note 12 to the consolidated financial statements for more information.

Note 2 - Commitments and Contingencies

Aircraft Purchase Commitments

During the year ended December 31, 2006, we took delivery of 20 B737 aircraft and two B717 aircraft. Of the 20 B737 aircraft, seven were leased under operating leases while 13 were purchased using debt financing. The two B717 aircraft were leased under operating leases. During the year ended December 31, 2006, we exercised options to acquire 24 additional B737 aircraft with delivery dates through 2010. In September 2006, we entered into an agreement with the aircraft manufacturer to reschedule five aircraft deliveries from the second half of 2007 and three aircraft deliveries from the first quarter of 2008 to deliveries in 2009 through 2011. As of December 31, 2006 we had firm orders for 60 B737 aircraft with delivery dates between 2007 and 2011 representing $2.2 billion in aircraft purchase committments. The table below sets forth all aircraft scheduled for delivery:

Year	Firm Aircraft Deliveries B737
2007	12
2008	15
2009	18
2010	14
2011	1

Total	60

The above table includes two B737 aircraft scheduled for delivery in the second quarter 2007 which we have agreed to sell to an airline which operates outside of the United States. We anticipate recognizing a gain if and when each sale occurs.

Aircraft Financing Arrangements

Of the 60 B737 aircraft on order, we have secured debt financing for ten B737 aircraft scheduled for delivery in 2007 and for five of the aircraft scheduled to be delivered in 2008 through arrangements with financial institutions. While our intention is to finance the remainder of the aircraft on order via a combination of debt and lease financing we have not yet arranged for such financing.

Additionally, we have sale/leaseback commitments from an aircraft leasing company with respect to six spare engines to be delivered through 2010. During 2006, we entered into a sale/leaseback agreement related to one of these spare engines.

Credit Card Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of AirTran Airways. Our agreement with the MasterCard/Visa processor expires March 31, 2008. Our other credit card processing agreements generally have no fixed term but are terminable without cause after 30 days. Each of our agreements with the organizations that process American Express, Discover, and MasterCard/Visa transactions allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to the Company (i.e., a “holdback”). A holdback consisting of cash escrowed by the processor is classified as restricted cash whereas a holdback consisting of a delay of cash remittance to us is classified as accounts receivable. We were in compliance with its credit card arrangements and we had holdbacks with only one processor. The holdback with this processor was in amounts that were not material to our cash balances. A majority of our revenues relate to credit card transactions processed by the MasterCard/Visa processor. Our agreement the MasterCard/Visa credit card processor contains covenants which permit the processor to holdback cash remittances to us if: we do not maintain aggregate prescribed levels of unrestricted cash and short-term investments; the processor determines that there has been a material adverse occurrence; or certain other events occur. The amount which the processor may be entitled to withhold varies over time and is equal to the estimated liability for future air travel purchased with Visa and MasterCard cards. As of December 31, 2006 we were in compliance with the agreement, no remittances had been withheld and the processor was not entitled to withhold future remittances. As of December 31, 2006, had the processor been entitled to withhold future remittances the amount of such withholding entitlement would have been up to $95 million. We have the right to reduce the amount withheld to the extent that we provide the processor with a letter of credit and / or a cash deposit.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amount is not determinable or estimable. These indemnities consist of the following:

Certain of our debt agreements related to aircraft-secured notes payable through 2017 contain language, whereby, we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by or any reduction in receivables due to such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88% over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

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

Employees

As of December 31, 2006, approximately 48.2 percent of our employees were represented by unions and of the employees represented by unions, none of those agreements become amendable in 2007. The pilots’ agreement became amendable in 2005 and is currently in mediation. While there can be no assurance that our generally good labor relations with our employees will continue we have established as a significant component of our business strategy the preservation of good relations with our employees.

Note 3 - Financial Instruments and Risk Management

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. We maintain cash and cash equivalents and short-term investments with various high credit-quality financial institutions or in short-duration, high-quality debt securities. Investments are stated at fair value, which approximates cost. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. There were no material realized or unrealized gains or losses on our available-for-sale securities for the years ended December 31, 2006, 2005 or 2004. We use specific identification of securities for determining gains and losses. Contractual maturities of our available-for-sale securities at December 31, 2006 exceed 10 years while the auction re-set periods are 28 to 35 days. The balance of these available-for-sale securities at December 31, 2006 and 2005 was approximately $151.1 million and $0.1 million, respectively.

The estimated fair value of other financial instruments, excluding debt, approximates their carrying amount. The fair values of long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of long-term debt and capital leases were $811.1 million and $857.9 million, respectively, at December 31, 2006, and $473.0 million and $536.6 million, respectively, at December 31, 2005.

The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after sale.

Cash Flow Hedging

During 2006, we entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 12 years, thus reducing the impact of interest-rate changes on future interest expense. Approximately 11.0 percent ($85.2 million) of our outstanding debt had its interest payments designated as hedged forecasted transactions to interest rate swap agreements at December 31, 2006. Under these agreements, we pay fixed rates of 5.085 percent and 4.9875 percent and receive the London InterBank Offered Rate (LIBOR) every three months, expiring in 2018. The primary objective for our use of interest rate hedges is to reduce the volatility of interest rates. We account for the interest rate hedges as cash flow hedges, as defined by SFAS 133. The fair values of interest rate swap derivatives are included in other assets. As of December 31, 2006, the fair value of the interest rate swaps included in other assets is $0.1 million. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). During 2006 amounts reclassified into earnings were not material.

Fuel Risk Management

Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. Because agreements are accounted for under the normal sales and use exception included in SFAS 133, these agreements are not considered derivative financial instruments. As of December 31, 2006, utilizing forward fuel purchase contracts, we had committed to purchase 62.1 million gallons of aviation fuel at a weighted average price per gallon, excluding taxes and related fees, of $1.77 for 2007. This represents 16.2 percent of our anticipated fuel needs for 2007, including delivery to our operations hub in Atlanta and other locations. As of February 14, 2007, the Company entered into additional advanced fuel purchase contracts for 23.0 million gallons of aviation fuel. Combined, these contracts represent 23.2 percent of our anticipated fuel needs for 2007, including delivery into our operations hub in Atlanta and other locations at a weighted average price per gallon, excluding fees and taxes, of $1.75. Additionally, during the first quarter 2007, we entered into jet fuel swap contracts to hedge an additional 36.1 million gallons, or 9.8 percent of our 2007 projected fuel usage. Such contracts will be accounted for as derivative financial instruments.

Note 4 - Other Assets and Accrued and Other Liabilities

The components of other assets were (in thousands):

	December 31,
	2006	2005
Aircraft maintenance deposits	$33,878	$12,873
Deposits	13,308	9,892
Other	3,790	3,325

Other assets	$50,976	$26,090

The components of accrued and other liabilities were (in thousands):

	December 31,
	2006	2005
Deferred gains from sale/leaseback of aircraft	$59,682	$62,366
Accrued salaries, wages and benefits	53,903	32,383
Accrued interest	25,386	17,309
Deferred credits	21,671	15,503
Accrued federal excise taxes	11,304	9,120
Unremitted fees and taxes collected from passengers	7,608	7,624
Accrued maintenance	1,650	2,461
Accrued insurance	1,192	1,381
Other	41,260	29,910

	223,656	178,057
Less non-current deferred gains from sale/leaseback of aircraft	(55,172)	(57,968)
Less non-current other	(34,945)	(18,745)
Less non-current accrued rent	(11,830)	(6,437)

Accrued and other liabilities	$121,709	$94,907

Note 5 - Debt

The components of long-term debt were (in thousands):

	December 31,
	2006	2005
B737 Aircraft Purchase Financing Facilities:
Floating rate aircraft notes payable due through 2018, 6.83% weighted-average interest rate	$428,681	$138,906
Fixed rate aircraft notes payable due through 2017, 7.02% weighted-average interest rate	76,069	—
Aircraft notes payable through 2017, 10.64% weighted-average interest rate	97,322	107,036
Floating rate aircraft pre-delivery deposit financings payable through 2008, 6.07% weighted-average interest rate	70,183	86,969
7.00% Convertible notes due 2023	125,000	125,000

Total long-term debt	797,255	457,911
Less current maturities	(85,969)	(70,515)

	$711,286	$387,396

Maturities of long-term debt for the next five years and thereafter, in aggregate, are (in thousands): 2007-$85,969; 2008-$69,096; 2009-$35,039; 2010-$38,495; 2011-$43,348; thereafter-$525,308.

As of December 31, 2006 the aggregate net book value of assets (primarily flight equipment) which serves as collateral for outstanding debt was $730 million. Additionally we have pledged our pre-delivery deposits as collateral for outstanding debt.

B737 Aircraft Purchase Financing Facilities:

Through December 31, 2006, we have entered into six separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft on order with the aircraft manufacturer.

We entered into the first permanent facility (included in floating rate aircraft notes above) in August 2004, pursuant to which we financed the acquisition of three B737 aircraft. We took delivery of the three B737 aircraft in August 2004, July 2005 and August 2005, respectively. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $87.0 million, which are scheduled to mature between August 2016 and August 2017. The equipment notes bear interest at a floating rate per annum above the six-month US Dollar London Interbank Offering rate (LIBOR) in effect at the commencement of each semi-annual period, and payments of principal and interest under the notes are payable semi-annually. At December 31, 2006 and 2005, $81 million and $85 million were outstanding, respectively. Each note is secured by a first mortgage on the aircraft to which it relates.

We entered into the second permanent facility (included in fixed rate aircraft notes above) in September 2004, pursuant to which we financed the acquisition of three additional B737 aircraft. We took delivery of the aircraft in September 2004, June 2005 and January 2006, respectively. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $85.5 million, which are scheduled to mature between September 2016 and January 2018. The notes bore interest at a floating rate per annum above the six-month US Dollar LIBOR in effect at the commencement of each semi-annual period, and payments of principal and interest under the notes are payable semi-annually. During April 2006, we exercised the fixed rate option on these three floating rate aircraft notes. The notes bear interest at an average fixed rate of 7.02%. At December 31, 2006 and 2005, $76 million and $53 million were outstanding, respectively. Each note is secured by a first mortgage on the aircraft to which it relates. As of December 31, 2005, amounts outstanding were including in the floating rate aircraft notes payable above as the interest rates were not fixed until 2006.

We entered into the third permanent facility (included in floating rate aircraft notes above) in September 2005, pursuant to which we are entitled to borrow up to $354 million for purposes of acquiring 12 B737 aircraft currently scheduled to be delivered to us in 2006 and 2007 and satisfying our repayment obligations under a related pre-delivery payment financing facility, which is described in more detail below. We took delivery of 11 aircraft in May 2006, June 2006, July 2006, September 2006, October 2006, November 2006, December 2006 and February 2007, respectively. In conjunction with the financing of these aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $324 million, which are scheduled to mature through 2019. The notes bear interest at a floating rate pre annum above the three-month US Dollar LIBOR in effect at the commencement of each quarterly period, and payments of principle and interest under the notes are payable quarterly. At December 31, 2006, $291 million was outstanding thereunder. Each note is secured by a first mortgage on the aircraft to which it relates. As of December 31, 2006, we had $59 million available under the facility.

On February 14, 2006, we entered into a fourth permanent facility (included in floating rate aircraft notes above), pursuant to which we financed the acquisition of two B737 aircraft. We took delivery of the two B737 aircraft in February 2006 and March 2006, respectively. In conjunction with the financing of these B737 aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $58.0 million, which are scheduled to mature between February 2018 and March 2018. The equipment notes bear interest at a floating rate per annum above the six-month LIBOR in effect at the commencement of each semi-annual period, and payments of principal and interest under the notes are payable semi-annually. At December 31, 2006, $57 million was outstanding thereunder. Each note is secured by a first mortgage on the aircraft to which it relates.

On August 31, 2006, we entered into a fifth permanent facility (included in floating rate aircraft notes above), pursuant to which we intend to finance the acquisition of five additional B737 aircraft. The five B737 aircraft are scheduled to be delivered in 2007 and 2008. In conjunction with the financing of these B737 aircraft, we will issue equipment notes as aircraft are delivered. The notes will likely bear interest at a floating rate per annum above the three-month LIBOR; however, we have the ability to fix the rate on the date such notes are issued. Interest and principle payments will be payable quarterly.

On December 8, 2006, we entered into a sixth permanent facility (included in floating rate aircraft notes above), pursuant to which we intend to finance the acquisition of two additional B737 aircraft. The two B737 aircraft are scheduled to be delivered in 2007. In conjunction with the financing of these B737 aircraft, we will issue equipment notes as aircraft are delivered. The notes will likely bear interest at a floating rate per annum above the three-month LIBOR. Interest and principle payments will be payable quarterly. Additionally we have an option to enter into financing with the lender for two additional B737 aircraft with delivery dates in 2008. We have not exercised this option.

On February 12, 2007, we entered into a seventh permanent facility, pursuant to which we intend to finance the acquisition of six additional B737 aircraft. Three of the B737 aircraft are scheduled to be delivered in 2007 with the remaining three to be delivered in 2008. In conjunction with the financing of the aircraft, we will issue equipment notes as aircraft are delivered. The notes will likely bear interest at a floating rate per annum above the six-month LIBOR. Interest and principle will be payable semi-annually. We took delivery the first B737 aircraft in February 2007. In conjunction with the financing of these aircraft, we issued an equipment note as the aircraft was delivered for $29 million, which is scheduled to mature in 2019.

Aircraft Notes Payable:

We completed a private placement of $178.9 million enhanced equipment trust certificates (EETCs) in 1999. The EETC proceeds were used to replace loans for the purchase of the first 10 B717 aircraft delivered, and all 10 aircraft were pledged as collateral for the EETCs. In March 2000, we sold and leased back two of the B717s in a leveraged lease transaction reducing the outstanding principal amount of the EETCs by $35.9 million. Principal and interest payments on the EETCs are due semiannually through April 2017.

Floating Rate Aircraft Pre-delivery Deposit Financing:

Through December 31, 2006, we have entered into five separate facilities (each a “PDP facility”) for purposes of financing our obligations to make pre-delivery payments in respect of B737 aircraft on order with the aircraft manufacturer.

During May 2005, we closed the first PDP facility, (“PDP-1”), pursuant to which we were entitled to draw an amount equal to $19.6 million to fund a portion of our obligations to make pre-delivery payments in respect of six B737 aircraft delivered through March 2006. Drawings made under PDP-1 bore interest at a floating rate per annum above the one-month US Dollar LIBOR. PDP-1 was secured by certain rights under our purchase agreement with the aircraft manufacturer for the six B737 aircraft. As of December 31, 2005, PDP-1 was fully drawn and $9.9 million was outstanding thereunder. All outstanding amounts related to PDP-1 were repaid in March 2006.

On September 1, 2005, we closed the second PDP facility, (“PDP-2”), pursuant to which we are entitled to draw amounts sufficient to fund all of our obligations to make pre-delivery payments in respect of 12 B737 aircraft. Ten of such aircraft were delivered in 2006 and the remaining two are scheduled for delivery in the first quarter of 2007. PDP-2 was entered into in conjunction with the September 2005 permanent facility for $354 million as described above. Drawings made under PDP-2 bear interest at a floating rate per annum above the one-month US Dollar LIBOR. PDP-2 is secured by certain rights under our purchase agreement with the aircraft manufacturer for the twelve B737 aircraft. As of December 31, 2006 and 2005, $10.5 million and $57.2 million, respectively, is outstanding under PDP-2. We expect to repay all outstanding amounts under PDP-2 during the first quarter of 2007.

On December 7, 2005, we closed the third PDP facility, (“PDP-3”), pursuant to which we are entitled to draw amounts up to $65 million to fund a portion of our obligations to make pre-delivery payments in respect of 19 B737 aircraft currently scheduled to be delivered in 2007 and 2008. Drawings made under PDP-3 bear interest at a floating rate per annum above the one-month US Dollar LIBOR. PDP-3 is secured by certain rights under our purchase agreement with the aircraft manufacturer for the 19 B737 aircraft. As of December 31, 2006 and December 31, 2005, $38.8 million and $20.0 million, respectively, is outstanding under PDP-3.

On August 1, 2006, we entered into two separate facilities, (“PDP-4 and PDP-5”), for purposes of financing our obligations to make pre-delivery payments on 14 B737 aircraft on order with an aircraft manufacturer. The PDP facilities entitle us to draw amounts up to approximately $30.3 million and $30.4 million, respectively, to fund a portion of our obligations to make pre-delivery payments in respect of 14 B737 aircraft with delivery dates scheduled through 2008. Drawings made under the PDP facilities bear interest at a floating rate per annum above one-month US Dollar LIBOR. As of December 31, 2006, $20.9 million was outstanding under these facilities. We intend to make additional drawings under PDP-4 and PDP-5 for approximately $36.6 million, through November 2007, at which time the deposit requirements for the 14 aircraft will have been met.

7% Convertible Notes:

In May 2003, Holdings completed a private placement of $125 million in convertible notes due in 2023. The proceeds were used to improve Holdings and Airways overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7% payable semi-annually on January 1 and July 1. The notes are unsecured senior obligations ranking equally with

Holdings' existing unsecured senior indebtedness. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways).

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

The holders of the notes may require Holdings to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent plus any accrued and unpaid interest. Holdings filed a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of the notes and the underlying common stock which became effective in October 2003. We may, at our option, elect to pay the repurchase price in cash, in shares of Holdings' common stock or in any combination of the two. Upon any such repurchase, it is our present intention to pay the repurchase price in cash.

Letters of Credit

As of December 31, 2006, $13.5 million of restricted cash on the accompanying consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities.

Note 6 – Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2006, 2005 and 2004 was approximately $287.5 million, $238.0 million and $187.1 million, respectively.

We lease 79 B717 aircraft through various lessors, under leases with terms that expire through 2022. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor’s defined cost of the aircraft at the end of the thirteenth year of the lease term. Each of the leases contains return conditions that must be met prior to the termination of the leases. Forty-one of the B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are being amortized over the terms of the leases. At December 31, 2006 and 2005, unamortized deferred gains were $59.7 million and $62.4 million, respectively. We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging up to 12 years. In addition, we lease spare engines and certain rotables under capital leases.

We lease 22 B737-700 aircraft through a single lessor, under leases with terms that expire through 2021. We have the option to extend the lease term for 12 months up to 39 months. There are no purchase options. Each of the leases contains return conditions that must be met prior to the termination of the leases. During 2006, the Company entered into a sales/leaseback with respect to one B737 spare engine that expires in 2022.

The B737 leases require us to remit monthly maintenance deposit payments to the lessor based on actual flight hours and landings. The balance of such payments, which is capped at any point in time at $2.25 million for each aircraft, is available to reimburse us for the cost of airframe, engine and certain other component part maintenance. There will be an accounting at the end of each aircraft lease to ascertain if there is any excess balance of the deposit payments; if so, such excess will be returned to Airways. These payments are accounted for as deposits and the aggregate amount of such deposits is included in other assets. As of December 31, 2006 and 2005, the balance of such maintenance payment deposits for all the B737 leased aircraft aggregated $33.9 million and $12.9 million, respectively.

The amounts applicable to capital leases included in property and equipment were (in thousands):

	December 31,
	2006	2005
Flight equipment	$21,560	$21,560
Less: Accumulated depreciation	(4,169)	(3,322)

Flight equipment-net	$17,391	$18,238

The following schedule outlines the future minimum lease payments at December 31, 2006, under non-cancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2007	$2,655	$285,561
2008	2,787	276,497
2009	2,927	261,578
2010	3,073	251,543
2011	3,227	247,994
Thereafter	8,477	2,223,959

Total minimum lease payments	23,146	$3,547,132

Less: amount representing interest	(9,291)

Present value of future payments	13,855
Less: current obligations	(876)

Long-term obligations	$12,979

Amortization of assets recorded under capital leases is included as “depreciation and amortization” in the accompanying consolidated statements of operations.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of variable interest entities, as defined by FASB Interpretation 46, Consolidation of Variable Interest Entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases; however we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis. Our maximum exposure under the two leases is limited to the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

Note 7 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year ended December 31,
	2006	2005	2004
Numerator:
Net income	$15,514	$8,076	$10,103

Denominator:
Weighted-average shares outstanding, basic	90,504	87,337	85,261
Effect of dilutive stock options	1,243	2,187	3,639
Effect of dilutive restricted shares	494	97	—
Effect of warrants to purchase common stock	195	564	623

Adjusted weighted-average shares outstanding, diluted	92,436	90,185	89,523

Basic earnings per common share	$0.17	$0.09	$0.12

Diluted earnings per common share	$0.17	$0.09	$0.11

The assumed conversions of convertible debt in 2006, 2005 and 2004 were anti-dilutive and consequently 11.2 million shares were excluded from the computation of weighted-average shares outstanding used in computing diluted earnings per common share in each of those years.

Note 8 – Common Stock

We have one class of common stock. Holders of shares of common stock are entitled to one vote per share. At December 31, 2006, 4,504,754 shares of common stock are reserved for future issuance upon exercise of stock options.

On April 6, 2006, 55,468 warrants were exercised for the purchase of our common stock. Each warrant entitled the purchaser to 18.0289 shares of common stock for a total of 1,000,024 shares at $4.51 per share. Total proceeds from the aforementioned transaction amounted to approximately $4.5 million.

Our debt agreements restrict the payment of cash dividends.

Note 9 - Stock Option Plans and Restricted Stock Awards

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

Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements.

Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with APB 25 and related interpretations. Accordingly, we recognized compensation expense related to restricted stock grants based on the market value of the common stock at the date of grant and recognized compensation expense for a stock option grant only if the exercise price was less than the market value of our common stock on the grant date. Prior to the adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, we provided pro forma net income and earnings per share for each period presented as if we had applied the fair value method to measure stock-based compensation expense.

The following table illustrates the effect on net income and earnings per share for as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provision in SFAS 123 (in thousands, except for per share amounts):

	Year ended December 31,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$8,076	$10,103
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	2,059	1,500
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,891)	(3,815)

Pro forma net income	$6,244	$7,788

Earnings Per Share:
Basic, as reported	$0.09	$0.12
Basic, pro forma	$0.07	$0.09
Diluted, as reported	$0.09	$0.11
Diluted, pro forma	$0.07	$0.09

The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2004: risk-free interest rate of 3.74 percent; no dividend yields; volatility factors of the expected market price of our common stock of 0.625; and a weighted-average expected life of the options of 5 years. There were no options granted during either 2006 or 2005.

The adoption of SFAS 123(R) also affected our accounting for our employee stock purchase plan. See Note 12 to the Consolidated Financial Statements. The change in the accounting for the stock purchase plan does not have a material impact on our statement of operations. The adoption of SFAS 123(R) had no impact on our accounting for restricted stock awards.

Stock Options

SFAS 123(R) is effective for all stock options granted on or after January 1, 2006. For those stock options that were granted prior to January 1, 2006, but for which the vesting period is not complete, we used the “modified prospective method” of accounting permitted under SFAS 123(R). Under this method, stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, must be accounted for on a prospective basis with the related cost being recognized in the financial statements beginning with the first quarter of 2006 using the grant date fair values previously calculated for our pro forma disclosures. We recognize the related compensation costs not previously reflected in the pro forma disclosures over the remaining vesting period.

During 2005, we accelerated the vesting for certain unvested stock options awarded that had an exercise price greater than the market price on the date of the acceleration. The purpose of accelerating the vesting of these options was to avoid compensation expense in 2006 associated with the unvested options upon adoption of SFAS 123(R). We have recognized $0.1 million in compensation expense related to the adoption of SFAS 123(R) during the year ended December 31, 2006.

A summary of stock option activity under the aforementioned plans are as follows:

	Options	Weighted- Average Price
Balance at January 1, 2004	8,495,774	$6.20
Granted	514,405	12.40
Exercised	(2,147,149)	12.66
Expired	(40,773)	4.26

Balance at December 31, 2004	6,822,257	7.20
Granted	—	—
Exercised	(1,773,550)	5.56
Expired	(191,843)	8.81

Balance at December 31, 2005	4,856,864	7.77
Granted	—	—
Exercised	(952,058)	6.12
Expired	(608,881)	18.60
Balance at December 31, 2006	3,295,925	6.31

Exercisable at December 31, 2006	3,295,925	$6.31

The following table summarizes information at December 31, 2006 concerning outstanding options at such date, all of which were exercisable at such date:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)
$2.78 - 4.00	1,123,366	3.0	$3.26	$9,524
4.22 -5.97	704,971	4.8	4.92	4,810
6.08 - 9.12	1,047,333	4.9	8.04	3,871
10.00 -13.80	420,255	8.0	12.52	—

$2.78-13.80	3,295,925	4.6	$6.31	$18,205

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $9.8 million, $13.4 million, and $17.6 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004, was $6.0 million, $9.8 million, and $9.7 million, respectively. SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as a operating cash flow. For the year ended December 31, 2006, we did not record any excess tax benefit generated from option exercises.

Restricted Stock Awards

Restricted stock awards have been granted to certain of our officers, directors and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants of shares of our common stock which typically vest over time and are valued for financial accounting purposes at the fair market value of our publicly traded stock on the date of issuance. The value is being charged on a straight-line basis to compensation expense over the respective vesting period (generally three years). A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Balance at January 1, 2004	—
Vested	(160,000)
Issued	657,750
Surrendered	—

Balance at December 31, 2004	497,750
Vested	(209,603)
Issued	340,500
Surrendered	(32,000)

Balance at December 31, 2005	596,647
Vested	(306,593)
Issued	472,500
Surrendered	(7,633)

Balance at December 31, 2006	754,921

Restricted stock awards are not included in the number of outstanding common shares. As of December 31, 2006 there was $6.7 million of unearned compensation cost related to non-vested share-based compensation arrangements granted under the Long-term Incentive Plan. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $3.1 million, $2.8 million, and $0 million, respectively.

Approximately $4.4 million, $3.5 million, and $2.5 million of unearned compensation was amortized as compensation expense during the twelve months ended December 31, 2006, 2005, and 2004, respectively.

Prior to our adoption of SFAS 123R, we presented unearned compensation related to restricted stock awards as a separate component of stockholders’ equity. In accordance with SFAS 123R, on January 1, 2006, we reclassified unearned compensation as additional paid-in capital on our consolidated balance sheets and consolidated statements of stockholders’ equity.

Note 10 - Comprehensive Income

Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change stockholders' equity. Other comprehensive income is composed of changes in the fair value of our derivative financial instruments that qualified for hedge accounting and the funded status of our postretirement obligations. The differences between net income and comprehensive income are as follows (in thousands):

The components of "Accumulated other comprehensive income (loss)", are shown below (in thousands):

	Unrealized gain (loss) on derivative instruments	Postretirement obligation	Accumulated other comprehensive income (loss)
Balance at January 1, 2004	$271	$—	$271
2004 changes in fair value	—	—	—
Reclassification to earnings	(271)	—	(271)

Balance at December 31, 2004	—	—	—
2005 changes in fair value	—	—	—
Reclassification to earnings	—	—	—

Balance at December 31, 2005	—	—	—
2006 changes in fair value	84	—	84
Adjustment to initially adopt FAS 158	—	(5,336)	(5,336)
Reclassification to earnings	—	—	—

Balance at December 31, 2006	$84	$(5,336)	$(5,252)

Note 11 - Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Current provision:
Federal	$—	$—	$—
State	—	—	282

Total current provision	—	—	282
Deferred provision:
Federal	10,251	5,414	5,729
State	164	(466)	566

Total deferred provision	10,415	4,948	6,295

Provision for income taxes	$10,415	$4,948	$6,577

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision for income taxes is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Tax computed at federal statutory rate	$9,075	$4,558	$5,838
State income taxes, net of federal tax benefit	542	320	820
Change in state effective tax rate	—	(1,695)	48
Reduction state net operating loss carryforwards	—	910	2,511
Stock grants, non-deductible compensation expense	432	627	431
Expiration of non-qualified stock options	557	—	—
Other	(191)	228	220
Change in valuation allowance, including the effect of changes to prior year deferred tax assets	—	—	(3,291)

Provision for income taxes	$10,415	$4,948	$6,577

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax liabilities related to:
Depreciation	$120,957	$89,375
Other	28,244	23,028

Gross deferred tax liabilities	149,201	112,403
Deferred tax assets related to:
Deferred gains from sale and leaseback of aircraft	22,142	23,138
Accrued liabilities	18,838	12,681
Federal net operating loss carryforwards	107,083	89,399
State operating loss carryforwards	5,336	3,877
AMT credit carryforwards	3,292	3,292
Other	7,138	1,962

Gross deferred tax assets	163,829	134,349

Total net deferred taxes	$14,628	$21,946

At December 31, 2006 and 2005, federal net operating loss carryforwards for income tax purposes were approximately $318.8 million and $256.7 million, respectively, which expire between 2017 and 2026. State net operating loss carryforwards at December 31, 2006 and 2005, respectively, were $134.6 million and $153.6 million. Included in the net operating loss carryforwards for the year ending December 31, 2006 is $11.4 million related to deductions from equity based compensation. In addition, our alternative minimum tax (AMT) credit carryforwards for income tax purposes were $3.3 million at December 31, 2006 and 2005. Management has determined that it is more likely than not that the deferred tax assets will be realized through the reversal of existing deferred tax liabilities and future taxable income and, therefore, no valuation allowance has been recorded at December 31, 2006 and 2005.

Note 12 - Employee Benefit Plans

Effective January 1, 1998, we consolidated our 401(k) plans (the Plan). All employees, except pilots, are eligible to participate in the consolidated Plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the Plan. Our contributions to the Plan are discretionary. The amount of our contributions to the Plan expensed in 2006, 2005, and 2004 was approximately $1.0 million, $0.6 million and $0.3 million, respectively.

Effective in the third quarter of 2000, we agreed to fund, on behalf of our mechanics and inspectors, a monthly fixed contribution per eligible employee to their union’s pension plan. In May of 2001, a similar agreement was made on behalf of our maintenance training instructors. During each of the fiscal years 2006, 2005 and 2004, we expensed approximately $0.4 million related to these agreements. Beginning in January 2002, additional agreements with our stores clerks and ground service equipment employees took effect that call for a monthly fixed amount per eligible employee to be made to the union’s pension plan. During 2006, 2005 and 2004, the contributions to this plan were less than $0.1 million. From the time these agreements took effect, the applicable eligible employee were allowed to continue making contributions to the Plan, but without any company match.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to the IRS maximum allowed. We will not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Company contributions were 10.5 percent of compensation, as defined, during 2006, 2005, and 2006, respectively. We expensed $11.1 million, $10.0 million and $8.2 million in contributions to the DC Plan during the years ended 2006, 2005 and 2004, respectively.

Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate, which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2006, 2005, and 2004, the employees purchased a total of 113,765, 144,597 and 116,488 shares, respectively, at an average price of $12.32, $9.13 and $9.84 per share, respectively.

We provide post retirement defined benefits to certain eligible employees. At December 31, 2006, the liability for the accumulated postretirement benefit obligation under the plan was $11.6 million, and unrecognized prior service costs and net actuarial losses were $8.4 million. Benefit expense under the plan was $2.1 million in 2006. Benefit expense and benefit payments in all periods presented are not material. On December 31, 2006, we adopted the recognition provisions of SFAS 158. SFAS 158 requires us to recognize the $11.6 million unfunded status of the plan as a liability in the December 31, 2006 statement of financial position, with a corresponding reduction of $5.3 million to accumulated other comprehensive income, net of income tax of $3.1 million. The adoption of SFAS 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006, or for any prior periods presented, and it will not impact our operating results in future periods.

Note 13—Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows, (in thousands):

	Year Ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$17,410	$11,038	$14,832
Cash paid (received) for income taxes, net of amounts refunded	—	(46)	107
Non-cash financing and investing activities:
Acquisition of equipment under capital leases	—	—	15,513
Aircraft acquisition debt financing	380,600	86,500	57,500

Note 14—Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows (in thousands, except per share data):

	March 31	June 30	September 30	December 31
2006
Operating revenue	$416,042	$528,163	$487,269	$461,881
Operating income (loss)	(11,256)	54,501	(3,579)	2,467
Net income (loss)	(8,810)	31,958	(4,309)	(3,325)
Earnings (loss) per common share:
Basic	(0.10)	0.35	(0.05)	(0.04)
Diluted	(0.10)	0.32	(0.05)	(0.04)

2005
Operating revenue	$299,707	$366,323	$374,644	$409,870
Operating income (loss)	(8,340)	23,604	3,420	4,806
Net income (loss)	(7,295)	14,038	964	369
Earnings (loss) per common share:
Basic	(0.08)	0.16	0.01	—
Diluted	(0.08)	0.15	0.01	—

The results of the fourth quarter of 2005 include expense of $2.7 million, net of tax, related to an advertising barter transaction in which we exchanged flight credits in our frequent flyer program for promotional consideration.

The results of the third quarter of 2006 include expense of $1.4 million, net of tax, related to a change in estimated volume of travel exchanged in connection with the 2005 advertising barter transaction.

The results of the fourth quarter of 2006 include expense of $1.0 million, net of tax, related to a change in estimated volume of travel exchanged in connection with the 2005 advertising barter transaction and a benefit of $1.9 million, net of tax, related to claim settlements.

Note 15 -Subsequent Event—Proposed Acquisition of Midwest Air Group

On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest Air Group (Midwest), for $13.25 per Midwest share, based on the closing price of our common stock on January 8, 2007. The offer consists of $6.625 in cash and 0.5884 share of AirTran common stock for each Midwest share. The total equity value of the exchange offer was approximately $345 million at such date. The offer, which is being made through a wholly-owned subsidiary of the Company, has been extended and is scheduled to expire on March 8, 2007. The exchange offer is subject to customary conditions. On January 25, 2007, the board of directors of Midwest announced that it had unanimously recommended that Midwest's shareholders reject our offer to acquire all outstanding shares of Midwest and not tender their shares to us. Because we believe a combination of the two airlines would strengthen both airlines we are continuing to pursue the acquisition of Midwest. We anticipate funding the cash portion of the purchase price with the proceeds from $150 million in senior secured financing under a proposed credit facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of December 31, 2006, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young , LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of our internal control over financial reporting appears below.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that AirTran Holdings, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006 of the Company and our reported dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2007

ITEM 9B	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The information required by this Item is incorporated herein by reference to our 2007 Proxy Statement.

Audit Committee Financial Expert

The information required by this Item is incorporated herein by reference to our 2007 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated herein by reference to our 2007 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,050,846	$6.31	453,908

Equity compensation plans not approved by security holders	—	n/a	—

Total	4,050,846	$6.31	453,908

(1)	Includes our 1993, 1994 and 1996 Stock Option Plans and our 2002 Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our 2007 Proxy Statement.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Page

(a)(1) Financial Statements (included in Item 8 of this Report) AirTran Holdings, Inc.
Report of Independent Registered Public Accounting Firm	35
Consolidated Statements of Operations	36
—Years ended December 31, 2006, 2005, and 2004
Consolidated Balance Sheets	37
—December 31, 2006 and 2005
Consolidated Statements of Cash Flows	39
—Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity	40
—Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements	41

(a)(2) Financial Statement Schedules (included in Item 15(d) below)

Schedule II (a)—Valuation and Qualifying Accounts—AirTran Holdings, Inc.

(a)(3) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)

4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2

10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)

10.2	1993 Incentive Stock Option Plan (2)(3)

10.3	1994 Stock Option Plan (2)(3)

10.4	1995 Employee Stock Purchase Plan (4)

10.5*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)

10.7	1996 Stock Option Plan (3)(6)

10.8	Airways Corporation 1995 Stock Option Plan (3)(8)

10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)

10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)

10.11	Orlando International Lease and Use Agreement (10)

10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)

10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)

10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.15	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)

10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)

10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)

10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)

10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)

10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)

10.22*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

10.23*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)

10.24*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)

10.25*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)

10.26*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)

10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.28*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (23) individual Aircraft Lease Agreements (18)

10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.30*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)

10.31*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)

10.32*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)

10.33*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)

10.34*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)

10.35*	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)

10.36*	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (20)

10.37*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)

10.38*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)

10.39*	Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.40*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.41*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (7)

10.42	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options (22)

10.43*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.44*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.45*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.46*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.47*	Loan Agreement [N320AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.48*	Loan Agreement [N330AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.49*	Loan Agreement [N336AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.50*	Loan Agreement [N337AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.51*	Loan Agreement [N344AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

21.1	Subsidiaries of AirTran Holdings, Inc. (19)

21.2	Subsidiaries of AirTran Airways, Inc. (19)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

99.2	Letter of Resignation from Robert L. Priddy (22)

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, (Commission File No. 0-24164), filed with the Commission on August 11, 1995.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ending September 30, 2006, (Commission File No. 1-15991), filed with the Commission on November 1, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC. (Registrant)

By:	/s/ Joseph B. Leonard
Joseph B. Leonard Chairman and Chief Executive Officer Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

February 28, 2007
/s/ Joseph B. Leonard
Joseph B. Leonard
Chairman of the Board and
Chief Executive Officer	February 28, 2007

/s/ Robert L. Fornaro
Robert L. Fornaro
President and Chief Operating Officer	February 28, 2007

/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President, Finance, and Chief Financial Officer
(Principal Accounting and Financial Officer)	February 28, 2007

/s/ J. Veronica Biggins
J. Veronica Biggins
Director	February 28, 2007

/s/ Don L. Chapman
Don L. Chapman
Director	February 28, 2007

/s/ Jere A. Drummond
Jere A. Drummond
Director	February 28, 2007

/s/ John F. Fiedler
John F. Fiedler
Director	February 28, 2007

/s/ Lewis H. Jordan
Lewis H. Jordan
Director	February 28, 2007

/s/ Robert L. Priddy
Robert L. Priddy
Director	February 28, 2007

/s/ William J. Usery
William J. Usery
Director	February 28, 2007

/s/ Peter D’Aloia
Peter D’Aloia
Director	February 28, 2007

/s/ Alexis P. Michas
Alexis P. Michas
Director

AirTran Holdings, Inc.

Schedule II (a)—Valuation and Qualifying Accounts

(In thousands)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS - DESCRIBE		DEDUCTIONS - DESCRIBE		BALANCE AT END OF PERIOD
Year ended December 31, 2006
Allowance for Doubtful Accounts	$494	$1,619	$—		$933	(1)	$1,180
Allowance for Obsolescence	1,292	457	—		—		1,749

Total	$1,786	$2,076	$—		$933		$2,929

Year ended December 31, 2005
Allowance for Doubtful Accounts	$627	$516	$—		$649	(1)	$494
Allowance for Obsolescence	987	305	—		—		1,292

Total	$1,614	$821	$—		$649		$1,614

Year ended December 31, 2004
Allowance for Doubtful Accounts	$603	$709	$—		$685	(1)	$627
Allowance for Obsolescence	733	301	—		47	(2)	987
Reserve for Lease Termination	4,021	—	—		4,021	(3)	—
Valuation Allowance for Deferred Tax Assets	4,053	(1,326)	(2,727	)(4)	—		—

Total	$9,410	$(316)	$(2,727)		$4,753		$1,614

(1)	Uncollectible amounts charged to allowance for doubtful accounts
(2)	Obsolete items charged to allowance for obsolescence
(3)	Lease payments for B737 aircraft charged against the reserve
(4)	Write-off of state net operating loss carryforwards against valuation allowance

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)

4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2

10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)

10.2	1993 Incentive Stock Option Plan (2)(3)

10.3	1994 Stock Option Plan (2)(3)

10.4	1995 Employee Stock Purchase Plan (4)

10.5*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)

10.7	1996 Stock Option Plan (3)(6)

10.8	Airways Corporation 1995 Stock Option Plan (3)(8)

10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)

10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)

10.11	Orlando International Lease and Use Agreement (10)

10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)

10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)

10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.15	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)

10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)

10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)

10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)

10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)

10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)

10.22*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

10.23*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)

10.24*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)

10.25*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)

10.26*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)

10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.28*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (23) individual Aircraft Lease Agreements (18)

10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.30*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)

10.31*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)

10.32*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)

10.33*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)

10.34*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)

10.35*	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)

10.36*	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (20)

10.37*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)

10.38*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)

10.39*	Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.40*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.41*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (7)

10.42	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options (22)

10.43*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.44*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.45*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.46*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.47*	Loan Agreement [N320AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.48*	Loan Agreement [N330AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.49*	Loan Agreement [N336AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.50*	Loan Agreement [N337AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.51*	Loan Agreement [N344AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

21.1	Subsidiaries of AirTran Holdings, Inc. (19)

21.2	Subsidiaries of AirTran Airways, Inc. (19)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

99.2	Letter of Resignation from Robert L. Priddy (22)

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, (Commission File No. 0-24164), filed with the Commission on August 11, 1995.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ending September 30, 2006, (Commission File No. 1-15991), filed with the Commission on November 1, 2006.