Form 10-Q
period 2007-03-31
AIRTRAN HOLDINGS INC
filed 2007-05-08
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of Common Stock outstanding as of the close of business on May 3, 2007: 91,494,851, par value $0.001

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended March 31, 2007

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (unaudited)	1

	Condensed Consolidated Statements of Operations – Three months ended March 31, 2007 and 2006	1

	Condensed Consolidated Balance Sheets – March 31, 2007 and December 31, 2006	2

	Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2007 and 2006	4

	Condensed Consolidated Statements of Stockholders’ Equity - Three months ended March 31, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures

Exhibit Listing

Ex – 10.52 (Long-term Incentive Plan Amended and Restated)

Ex – 10.53 Loan Agreement, dated as of February 12, 2007, among Airtran Airways, Inc., The Parties Identified in Schedule 1 thereto as lenders and Wells Fargo Bank Nortwest, National Association.

Ex – 3l.1 (Exhibit 31.1 CEO Certification)

Ex – 3l.2 (Exhibit 31.2 CFO Certification)

Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Passenger	$479,013	$399,345
Cargo	899	1,214
Other	24,613	15,483

Total operating revenues	504,525	416,042
Operating Expenses:
Aircraft fuel	166,080	146,034
Salaries, wages and benefits	107,717	92,265
Aircraft rent	60,893	53,737
Maintenance, materials and repairs	33,534	33,219
Distribution	18,929	15,948
Landing fees and other rents	28,912	22,653
Aircraft insurance and security services	5,736	5,899
Marketing and advertising	11,129	11,042
Depreciation and amortization	10,241	6,074
Other operating	47,956	40,427

Total operating expenses	491,127	427,298

Operating Income (Loss)	13,398	(11,256)
Other (Income) Expense:
Interest income	(4,977)	(4,504)
Interest expense	16,662	10,436
Capitalized interest	(2,484)	(3,011)

Other (income) expense, net	9,201	2,921

Income (Loss) Before Income Taxes	4,197	(14,177)
Income tax expense (benefit)	1,750	(5,367)

Net Income (Loss)	$2,447	$(8,810)

Earnings (Loss) per Common Share
Basic	$0.03	$(0.10)
Diluted	$0.03	$(0.10)
Weighted-average Shares Outstanding
Basic	91,338	87,775
Diluted	92,881	87,775

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$178,028	$159,100
Restricted cash	28,139	24,815
Short-term investments	169,025	151,100
Accounts receivable, less allowance of $1,194 and $1,180 at March 31, 2007 and December 31, 2006, respectively	51,888	38,613
Spare parts and supplies, less allowance for obsolescence of $1,874 and $1,749 at March 31, 2007 and December 31, 2006, respectively	29,602	17,236
Deferred income taxes	6,856	6,856
Fuel derivative contracts	13,293	—
Prepaid expenses and other current assets	19,459	17,239

Total current assets	496,290	414,959
Property and Equipment:
Flight equipment	1,064,674	885,738
Less: Accumulated depreciation	(68,044)	(60,921)

	996,630	824,817
Purchase deposits for flight equipment	112,576	119,895
Other property and equipment	111,655	113,214
Less: Accumulated depreciation	(33,286)	(42,697)

	78,369	70,517

Total property and equipment	1,187,575	1,015,229
Other Assets:
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	14,124	11,929
Deferred income taxes	923	7,772
Prepaid aircraft rent	72,461	70,802
Other assets	61,489	50,976

Total Assets	$1,862,779	$1,601,584

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,420	$35,050
Accrued and other liabilities	134,488	121,709
Air traffic liability	242,315	148,938
Current portion of capital lease obligations	893	876
Current portion of long-term debt	88,844	85,969

Total current liabilities	511,960	392,542
Long-term capital lease obligations	12,745	12,979
Long-term debt	837,606	711,286
Other liabilities	104,021	101,947
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	91	91
Additional paid-in-capital	390,878	389,043
Other comprehensive income (loss)	4,083	(5,252)
Accumulated earnings (deficit)	1,395	(1,052)

Total stockholders’ equity	396,447	382,830

Total Liabilities and Stockholders’ Equity	$1,862,779	$1,601,584

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$2,447	$(8,810)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,416	6,821
Amortization of deferred gains from sale/leaseback of aircraft	(1,117)	(1,096)
Provision for uncollectible accounts	288	155
Loss on asset disposal	1,260	1,068
Deferred income taxes	1,750	(8,614)
Share-based compensation	1,204	695
Changes in certain operating assets and liabilities:
Restricted cash	(3,324)	(2,420)
Accounts receivable	(13,563)	(11,360)
Spare parts, materials and supplies	(12,491)	(10,743)
Other assets	(6,445)	(5,421)
Prepaid aircraft rent	(1,710)	(1,766)
Accounts payable, accrued and other liabilities	26,957	18,862
Air traffic liability	93,377	82,154

Net cash provided by operating activities	99,049	59,525
Investing activities:
Purchases of property and equipment	(43,767)	(19,933)
Return (payment) of aircraft purchase deposits, net	7,319	(19,012)
Purchases of available-for-sale securities	(474,625)	(689,450)
Sales of available-for-sale securities	456,700	482,375
Other	(5,479)	—

Net cash used for investing activities	(59,852)	(246,020)
Financing activities:
Issuance of long-term debt	12,652	18,635
Payments on long-term debt	(30,725)	(13,624)
Debt issuance costs	(2,827)	(1,234)
Excess tax benefits from share-based compensation	—	2,395
Proceeds from exercise of stock options and employee stock purchase plans	631	7,969

Net cash (used for) provided by financing activities	(20,269)	14,141
Net change in cash and cash equivalents	18,928	(172,354)
Cash and cash equivalents at beginning of period	159,100	370,572

Cash and cash equivalents at end of period	$178,028	$198,218

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment in exchange for debt	$147,050	$86,500

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2007	91,160	$91	$389,043	$(5,252)	$(1,052)	$382,830
Net income	—	—	—	—	2,447	2,447
Unrealized gain on derivative instruments, net of $4.9 million deferred taxes	—	—	—	8,237	—	8,237
Adjustment to post retirement expense, net of $0.2 million deferred taxes	—	—	—	1,098	—	1,098

Total comprehensive income						11,782
Issuance of common stock for exercise of options	71	—	297	—	—	297
Share-based compensation	209	—	1,204	—	—	1,204
Issuance of common stock under employee stock purchase plan	32	—	334	—	—	334

Balance at March 31, 2007	91,472	$91	$390,878	$4,083	$1,395	$396,447

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings or the Company) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of the accompanying unaudited Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying Notes. Actual results may differ from those estimates and such differences may be material to the Condensed Consolidated Financial Statements.

Business

We offer scheduled airline services, using Boeing B717-200 (B717) and Boeing B737-700 (B737) aircraft, to 56 locations across the United States, primarily in short-haul markets principally in the eastern United States. We offer very competitive fares by concentrating on keeping our unit costs low. A key to our success is the enthusiasm and skills of the AirTran employees.

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

Reclassification

Certain 2006 amounts in the Condensed Consolidated Statement of Operations have been reclassified from Maintenance, material and repairs to Other operating expense to conform to current presentation. This reclassification had no impact on operating income (loss). Certain 2006 amounts in the Condensed Consolidated Balance Sheets have been reclassified from Flight equipment to Other property and equipment.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, and provides that a company may adopt a policy of presenting taxes either gross within revenue or on a net basis. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes for each period for which an income statement is presented if those amounts are significant. Because we report revenues net of transportation taxes collected from customers, EITF 06-3 had no impact on our financial statements for any period.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained.

We adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not material. We did not recognize any adjustment for unrecognized tax benefits as a result of the implementation of FIN 48 or during the quarter ended March 31, 2007.

The entire unrecognized tax benefits at January 1, 2007 would affect the effective tax rate if recognized. The Company believes there are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease during 2007.

The Company’s policy for recording interest and penalties associated with an uncertain tax position is to classify interest as interest expense and penalties as income tax expense. Upon adoption of FIN 48 effective January 1, 2007, the Company did not require an accrual for interest or penalties.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1996 to 2006 are subject to examination by the tax authorities.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this interpretation will have on our financial position.

Note 2—Stock-Based Employee Compensation

Restricted stock awards have been granted to certain of our officers, directors and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants of shares of our common stock which typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and the value is being charged on a straight-line basis to expense over the respective vesting period (generally three years). During the first three months of 2007, we granted awards for approximately 349,000 shares and recorded deferred compensation related to such awards of approximately $4.2 million. During the first three months of 2006, we granted approximately 17,000 stock awards and recorded deferred compensation related to such awards of approximately $0.3 million.

Approximately $1.2 million and $0.7 million of deferred compensation was amortized as compensation expense during the first three months of 2007 and 2006, respectively. Awards for approximately 209,000 and 110,000 shares of restricted stock vested during the first three months of 2007 and 2006, respectively. As of March 31, 2007, the Company has approximately $9.7 million in deferred compensation that will be recognized over the next three years relating to awards for approximately 892,000 restricted shares which were outstanding but had not vested.

Note 3—Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
(in thousands, except per share amounts)	2007	2006
NUMERATOR:
Net income (loss) available to common stockholders	$2,447	$(8,810)

DENOMINATOR:
Weighted-average shares outstanding, basic	91,338	87,775
Effect of dilutive securities:
Stock options	1,019	—
Restricted stock	524	—

Diluted	92,881	87,775

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.03	$(0.10)

Diluted	$0.03	$(0.10)

Excluded from the diluted earnings per share calculation for the three-month periods ended March 31, 2007 and 2006 are 11.2 million shares related to our 7% convertible notes that would be issued upon conversion because the effect of including these shares would have been anti-dilutive. Excluded from the three months ended March 31, 2006 earnings per share calculations were shares related to: restricted stock; stock options; and warrants because these securities were anti-dilutive. In April 2006 all outstanding warrants were exercised.

Note 4 - Commitments and Contingencies

Aircraft Purchase Commitments

During the three months ended March 31, 2007, we took delivery of five purchased B737 aircraft. As of March 31, 2007, we had on order 55 B737 aircraft with delivery dates between 2007 and 2011. The table below illustrates all aircraft scheduled for delivery through 2011:

Firm Aircraft Deliveries B737
Remainder of 2007	7
2008	15
2009	18
2010	14
2011	1

Total	55

The above table includes two B737 aircraft scheduled for delivery in the second quarter 2007 which we have agreed to sell to an airline which operates outside of the United States.

Aircraft Financing Arrangements

Of the 55 B737 aircraft we have on order, we have secured debt financing for five B737 aircraft scheduled for delivery in 2007 and for five of the aircraft which are scheduled to be delivered in 2008. Such debt financing funds approximately 85 percent of the total cost of the aircraft. While our intention is to finance the remainder of the aircraft on order through a combination of debt and lease financings, we have not yet arranged for such financing.

Fuel Purchase Commitments

Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. Because these agreements are accounted for under the normal sales and use exception included in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), these agreements are not considered derivative financial instruments for financial reporting purposes. As of March 31, 2007, utilizing forward fuel purchase contracts, we had committed to purchase 63.6 million gallons of aviation fuel at a weighted average price per gallon, excluding taxes and related fees, of $1.81 for the remainder of 2007. This represents 22.5 percent of our anticipated fuel needs for the remainder of 2007.

Cash Flow Hedges

During the fourth quarter 2006, we entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 12 years, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, we pay fixed rates of 5.085 percent and 4.9875 percent and receive the London InterBank Offered Rate (LIBOR) every three months, expiring in 2018. The primary objective for our use of interest rate hedges is to reduce the volatility of interest rates. We account for the interest rate hedges as cash flow hedges, as defined by SFAS 133. The fair values of interest rate swap derivatives are included in other assets or liabilities. As of March 31, 2007, the fair value of the interest rate swaps included in other liabilities is $0.1 million. As of December 31, 2006, the fair value of the interest rate swaps included in other assets is $0.1 million. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item as the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). During the three months ended March 31, 2007 amounts reclassified into earnings were not material.

During the three months ended March 31, 2007, we entered into jet-fuel hedges to reduce the impact of fluctuations in jet-fuel prices on future fuel expense. Under these agreements, which expire October through December 2007, we pay a fixed rate between $1.79 and $2.00 per gallon and receive the monthly average price of Gulf Coast jet-fuel. These contracts hedge 60.4 million gallons of our fuel purchases and represent 21.4 percent of our anticipated jet fuel consumption for the remainder of 2007. The primary objective for our use of fuel hedges is to reduce the volatility of Gulf Coast jet fuel prices. We account for the fuel hedges as cash flow hedges, as defined by SFAS 133. As of March 31, 2007, the fair value of these fuel swaps was $13.3 million. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “fuel expense” when the hedged transactions are fuel expense cash flows associated with jet-fuel purchases). During the three months ended March 31, 2007, amounts reclassified into earnings were not material.

Credit Card Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of AirTran Airways. Our agreement with the MasterCard/Visa processor expires March 31, 2008. Our other credit card processing agreements generally have no fixed term but are terminable without cause after 30 days. Each of our agreements with the organizations that process American Express, Discover, and MasterCard/Visa transactions allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to the Company (i.e., a “holdback”). A holdback consisting of cash escrowed by the processor is classified as restricted cash whereas a holdback consisting of a delay of cash remittance to us is classified as accounts receivable. As of March 31, 2007 we were in compliance with our credit card arrangements and we had holdbacks with only one processor. The holdback with this processor was in amounts that were not material to our cash balances. A majority of our revenues relate to credit card transactions processed by the MasterCard/Visa processor. Our agreement with the MasterCard/Visa credit card processor contains covenants which permit the processor to holdback cash remittances to us if: we do not maintain aggregate prescribed levels of unrestricted cash and short-term investments; the processor determines that there has been a material adverse occurrence; or certain other events occur. The amount which the processor may be entitled to withhold varies over time may be up to the estimated liability for future air travel purchased with Visa and MasterCard cards (which liability was $178.8 million as of March 31, 2007). As of March 31, 2007 we were in compliance with the agreement, no remittances had been withheld and the processor was not entitled to withhold future remittances. We have the right to reduce the amount withheld to the extent that we provide the processor with a letter of credit and / or a cash deposit.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not determinable or estimable. These indemnities consist of the following:

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

Note 5 – Long-term Debt and Capital Leases

The components of our long-term debt, including capital lease obligations, were (in thousands):

	March 31, 2007	December 31, 2006
Floating rate aircraft notes payable through 2019, 6.739% weighted-average interest rate	$567,365	$428,680
Fixed rate aircraft notes payable through 2018, 7.02% weighted-average interest rate	73,670	76,070
7.00% convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.64% weighted-average interest rate	97,322	97,322
Floating rate aircraft pre-delivery deposit financings payable through 2008, interest rates from 6.83% to 7.27%	63,093	70,183
Capital lease obligations payable through 2015, 10.86% weighted-average interest rate	13,638	13,855

Total long-term debt	940,088	811,110
Less current maturities	89,737	86,845

Long-term debt maturities	$850,351	$724,265

Aircraft Purchase Financing Facilities

Through March 31, 2007, we have entered into seven separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft on order with the aircraft manufacturer. Changes to the aircraft purchase financing facilities during the three months ended March 31, 2007 are discussed below.

We entered into the third permanent facility (included in floating rate aircraft notes above) in September 2005, pursuant to which we are entitled to borrow up to $354 million for purposes of acquiring 12 B737 aircraft currently scheduled to be delivered to us in 2006 and 2007 and satisfying our repayment obligations under a related pre-delivery payment financing facility. We took delivery of 12 aircraft in May 2006, June 2006, July 2006, September 2006, October 2006, November 2006, December 2006 and February 2007. In conjunction with the financing of these aircraft, we issued equipment notes as aircraft were delivered for an aggregate amount of $354 million, which are scheduled to mature through 2019. The notes bear interest at a floating rate per annum above the three-month US Dollar LIBOR in effect at the commencement of each quarterly period, and payments of principle and interest under the notes are payable quarterly. At March 31, 2007 and December 31, 2006, $345.7 million and $291.3 million were outstanding, respectively. Each note is secured by a first mortgage on the aircraft to which it relates.

On August 31, 2006, we entered into a fifth permanent facility (included in floating rate aircraft notes above), pursuant to which we intend to finance the acquisition of five additional B737 aircraft. Three of the B737 aircraft are scheduled to be delivered in 2007 with the remaining two scheduled to be delivered in 2008. We took delivery of one of the five aircraft in March 2007. In conjunction with the financing of the aircraft, we issue equipment notes as the aircraft are delivered. As of March 31, 2007 we had issued an equipment note for $29.5 million, which are scheduled to mature through 2019. The notes bear interest at a floating rate per annum above the three-month US Dollar LIBOR in effect at the commencement of each quarterly period, and payments of principle and interest under the notes are payable quarterly. At March 31, 2007, $29.5 million was outstanding. Each note is secured by a first mortgage on the aircraft to which it relates

On December 8, 2006, we entered into a sixth permanent facility (included in floating rate aircraft notes above), pursuant to which we intend to finance the acquisition of two additional B737 aircraft. The two B737 aircraft are scheduled to be delivered in 2007. We took delivery of one of the two aircraft in March 2007. In conjunction with the financing of the aircraft, we issue an equipment note as the aircraft are delivered. As of March 31, 2007 we had issued an equipment note for $29.5 million, which is scheduled to mature through 2019. The note bears interest at a floating rate per annum above the three-month US Dollar LIBOR in effect at the commencement of each quarterly period, and payments of principle and interest under the note is payable quarterly. At March 31, 2007, $29.5 million was outstanding. Additionally we have an option to enter into financing with the lender for two additional B737 aircraft with delivery dates in 2008. We have not exercised this option.

On February 12, 2007, we entered into a seventh permanent facility, pursuant to which we intend to finance the acquisition of six additional B737 aircraft. Three of the B737 aircraft are scheduled to be delivered in 2007 with the remaining three scheduled to be delivered in 2008. We took delivery of one of the six aircraft in February 2007. In conjunction with the financing of the aircraft, we issue equipment notes as the aircraft are delivered. As of March 31, 2007 we had issued an equipment note for $29.1 million, which are scheduled to mature through 2019. The note bears interest at a floating rate per annum above the six-month US Dollar LIBOR in effect at the commencement of each quarterly period, and payments of principle and interest under the note is payable quarterly. At March 31, 2007, $29.1 million was outstanding. Each note is secured by a first mortgage on the aircraft to which it relates.

Letters of Credit

As of March 31, 2007, $13.6 million of restricted cash on the accompanying condensed consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities and insurance.

Note 6—Comprehensive Income

Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholders’ equity. Other comprehensive income is composed of changes in the fair value of our derivative financial instruments that qualified for hedge accounting and the funded status of our post retirement obligations.

The components of “Accumulated other comprehensive income (loss)”, are shown below (in thousands):

	Unrealized gain (loss) on derivative instruments	Postretirement benefit obligation	Accumulated other comprehensive income (loss)
Balance at January 1, 2007	$84	$(5,336)	$(5,252)
2007 changes in fair value, net of tax	8,297	—	8,297
Reclassification to earnings, net of tax	(60)	1,098	1,038

Balance at March 31, 2007	$8,321	$(4,238)	$4,083

Note 7—Income Tax Expense

Our effective income tax rate was 41.7 percent for the three months ended March 31, 2007 compared to 37.9 percent for the three months ended March 31, 2006. Included in our effective tax rate for the three months ended March 31, 2007 were non-recurring discrete items related to restricted stock vesting that increased our effective tax rate.

Note 8—Proposed Acquisition of Midwest Air Group

On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest Air Group, Inc. (Midwest), for $13.25 per Midwest share, based on the closing price of our common stock on January 8, 2007. The offer consisted of $6.625 in cash and 0.5884 shares of AirTran common stock for each Midwest share. Because we believe a combination of the two airlines would strengthen both airlines we are continuing to pursue the acquisition of Midwest. On April 2, 2007, we increased our offer to purchase all of the outstanding shares of Midwest to $15.00 per Midwest share, based on the closing price of AirTran common stock on March 30, 2007. The offer consists of $9.00 in cash and 0.5842 shares of AirTran common stock for each Midwest share. The total value of the exchange offer is $389.0 million. The offer, which is being made through a wholly-owned subsidiary of ours, has been extended and is scheduled to expire on May 16, 2007. The offer is subject to specified conditions. We anticipate funding the cash portion of the purchase price with the proceeds from $225 million in senior secured financing under a proposed credit facility and cash on hand. On April 13, 2007, the board of directors of Midwest announced that it had unanimously recommended that Midwest’s shareholders reject our offer to acquire all outstanding shares of Midwest and not tender their shares to us. As of March 31, 2007, other non-current assets include $5.8 million of incremental direct costs associated with the proposed acquisition of Midwest. Such costs, together with any additional costs deferred subsequent to March 31, 2007, would be immediately expensed if we discontinue our efforts to acquire Midwest.

Note 9—Subsequent Event

On May 1, 2007, we completed the sale of two aircraft to a carrier outside the United States. We recognized a gain of approximately $7.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the cost and availability of aviation fuel. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

All of the operations of AirTran Holdings, Inc. (the Company, AirTran, we or us) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of April 1, 2007, we operated 87 Boeing 717-200 (B717) and 45 Boeing 737-700 (B737) aircraft offering approximately 700 scheduled flights per day to 56 locations in the United States, as well as to Freeport, Grand Bahamas.

During the three months ended March 31, 2007, we continued our track record of operating profitably. We reported operating income of $13.4 million, net income of $2.4 million and diluted earnings per common share of $0.03. We set new first quarter records for passengers, traffic and capacity and initiated new service to Daytona Beach, Phoenix and Newburgh, N.Y.. Additionally, we announced plans for new flights to St. Louis, Charleston, S.C., San Diego, and Portland, Maine, in the coming months.

During the three months ended March 31, 2007, we also continued our rapid growth by taking delivery of five B737 aircraft bringing our total fleet to 132 aircraft at period end. Since March 31, 2006, we have taken delivery of two B717 aircraft and 20 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased 20.5 percent when the twelve month period ended March 31, 2007 is compared to the twelve month period ended March 31, 2006. Our traffic, as measured by revenue passenger miles, increased 19.2 percent, resulting in a 0.7 percentage point decrease in passenger load factor to 70.1 percent.

Highlights from the first three months ended March 31, 2007 include the following:

•	Carried in excess of 5 million revenue passengers.

•	Took delivery of five new Boeing 737-700 aircraft.

•	Initiated new service to Daytona Beach, Phoenix and Newburgh, N.Y.

•	Launched over 20 new non-stop routes.

•	Announced that we will begin service to St. Louis, Charleston, S.C., San Diego, and Portland, Maine in 2007.

We continue to pursue on our proposal to acquire Midwest Air Group (Midwest) with the aim of developing a stronger presence in the Midwestern United States. On April 2, 2007, we increased our offer to purchase all of the outstanding shares of Midwest to $15.00 per Midwest share, based on the closing price of AirTran common stock on March 30, 2007. The offer consists of $9.00 in cash and 0.5842 shares of AirTran common stock for each Midwest share. The total value of the exchange offer is $389.0 million. While there can be no assurance that our offer will be accepted, we remain convinced that a combination of AirTran and Midwest Airlines would bring substantial benefits that would accrue to the shareholders, customers, employees and other stakeholders of both companies.

We will continue to face several challenges during 2007. Managing costs and increasing revenues in the face of high fuel costs will continue to be a primary focus. If our fuel costs rise, we cannot guarantee that we will be able to raise revenues to match the increased fuel costs. Our financial and operating results for any prior interim or annual period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States. Generally, the second quarter tends to be our strongest revenue quarter.

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

The table below sets forth selected financial and operating data for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,				Percentage Increase (Decrease)
	2007		2006
Revenue passengers	5,080,108		4,487,485		13.2
Revenue passenger miles (RPM) (000s)(1)	3,648,119		3,060,268		19.2
Available seat miles (ASM) (000s) (2)	5,207,132		4,321,744		20.5
Passenger load factor(3)	70.1%		70.8%		(0.7	)pts.
Break-even load factor(4)	69.4%		73.3%		(3.9	)pts.
Average fare (excluding transportation taxes)(5)	$94.29		$88.99		6.0
Average yield per RPM(6)	13.13	¢	13.05	¢	0.6
Passenger revenue per ASM (RASM)(7)	9.20	¢	9.24	¢	(0.4)
Operating cost per ASM (CASM)(8)	9.43	¢	9.89	¢	(4.7)
Average stage length (miles)(9)	681		646		5.4
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.01		$2.06		(2.4)
Average daily utilization (hours:minutes)(10)	10:54		11:12		(2.7)
Number of operating aircraft in fleet at end of period	132		110		20.0

(1)	The number of revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles each seat is flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Passenger load factor that must be achieved to breakeven at the income before tax level
(5)	Passenger revenue divided by total passengers
(6)	Passenger revenue divided by RPMs
(7)	Passenger revenue divided by ASMs
(8)	Operating expenses divided by ASMs
(9)	Total aircraft miles flown divided by departures
(10)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended March 31, 2007 and 2006

Summary

We recorded operating income of $13.4 million, net income of $2.4 million and income per diluted common share of $0.03 for the first quarter of 2007. For the comparative period in 2006, we recorded an operating loss of $11.3 million, net loss of approximately $8.8 million and loss per diluted common share of $0.10.

Operating Revenues

Our operating revenues for three months ended March 31, 2007 increased $88.5 million (21.3 percent), primarily due to a 19.9 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 19.2 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), and an increase in our average yield per RPM of 0.6 percent to 13.13 cents. The increase in yield resulted primarily from a 6.0 percent increase in our average fare to $94.29. This increase in yield, when combined with our 0.7 percentage point decrease in passenger load factor, resulted in a 0.4 percent decrease in passenger unit revenues as measured by passenger revenue per available seat mile (RASM) to 9.20 cents.

During the three months ended March 31, 2007, we continued our growth by taking delivery of five B737 aircraft bringing our total fleet to 132 aircraft at period end. Since March 31, 2006, we have taken delivery of two B717 aircraft and 20 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased 20.5 percent. Our traffic, as measured by revenue passenger miles, increased 19.2 percent, resulting in a 0.7 percentage point decrease in passenger load factor to 70.1 percent.

Operating Expenses

Our operating expenses increased by $63.8 million (14.9 percent) on an ASM increase of 20.5 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, or our operating expenses per ASM, for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended March 31,				Percentage Increase (Decrease)
	2007		2006
Aircraft fuel	3.19	¢	3.38	¢	(5.6)
Salaries, wages and benefits	2.07		2.13		(2.8)
Aircraft rent	1.17		1.24		(5.6)
Maintenance, materials and repairs	0.64		0.77		(16.9)
Distribution	0.36		0.37		(2.7)
Landing fees and other rents	0.56		0.52		7.7
Aircraft insurance and security services	0.11		0.14		(21.4)
Marketing and advertising	0.21		0.26		(19.2)
Depreciation and amortization	0.20		0.14		42.9
Other operating	0.92		0.94		(2.1)

Total CASM	9.43	¢	9.89	¢	(4.7)

Aircraft fuel decreased 5.6 percent on a cost per ASM basis, primarily due to decreased fuel prices. Our fuel price per gallon, including all fees and taxes, decreased 2.6 percent from $2.06 for the three months ended March 31, 2006, to $2.01 for the three months ended March 31, 2007. Additionally, average fuel cost per ASM was favorably impacted by the delivery of B737 aircraft. The B737 aircraft tends to use less fuel per ASM than the B717 aircraft.

Aircraft rent decreased 5.6 percent on a cost per ASM basis. Since March 31, 2006, we have taken delivery of two B717 aircraft and 20 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased 20.5 percent. Of the 22 aircraft we have taken delivery of since March 31, 2006, only seven of the aircraft were lease financed.

Maintenance, materials and repairs decreased 16.9 percent on a cost per ASM basis. The reduction is due primarily to a higher number of heavy maintenance and other one-time maintenance events in 2006, as compared to the three months ended 2007. Maintenance costs per block hour were approximately $270 per block hour compared to $310 per block hour in 2006, representing a 13% decrease in maintenance costs per block hour.

Landing fees and other rents increased 7.7 percent on an ASM basis. This increase was primarily due to rental rate increases imposed at various airport authorities.

Aircraft insurance and security services decreased 21.4 percent on an ASM basis. While the addition of 22 new Boeing aircraft to our fleet since March 31, 2006 increased our total insured hull value and related insurance premiums, the decrease on an ASM basis was primarily due to a reduction in hull and liability insurance rates for our fleet coverage.

Marketing and advertising decreased 19.2 percent on an ASM basis. This unit cost decrease was attributable to the expiration of certain promotional programs as well as the timing of marketing expenses.

Depreciation and amortization increased 42.9 percent on an ASM basis, primarily due to the purchase of 15 B737 aircraft since March 31, 2006 and purchases of spare aircraft parts for our B737 aircraft fleet.

Non-operating Expenses

Other (income) expense, net increased by $6.3 million. Higher invested cash balances along with higher interest rates increased interest income by $0.5 million. Interest expense increased by $6.2 million primarily due to the effect of aircraft debt financings entered into during 2006 and 2007. Capitalized interest decreased by $0.5 million due to the delivery of 22 aircraft since March 31, 2006. Capitalized interest represents interest on purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

Income Tax Expense

Our effective income tax rate was 41.7 percent for the three months ended March 31, 2007, compared to 37.9 percent for the three months ended March 31, 2006. Included in our effective tax rate for the three months ended March 31, 2007 were non-recurring discrete items related to restricted stock vesting that increased our effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had total cash, cash equivalents and short term investments of $347.1 million, which is an increase of $36.9 million compared to December 31, 2006. Short-term investments represent auction rate securities with reset periods of less than 12 months. As of March 31, 2007, we also had $28.1 million of restricted cash. Our primary sources of cash are from operating activities and primary uses of cash are for investing and financing activities.

Operating activities during the first quarter of 2007 provided $99.0 million of cash flow compared to $59.5 million during the same period in 2006. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing and other activities. For the quarter ended March 31, 2007, we reported net income of $2.4 million compared to a net loss of $8.8 million for the quarter ended March 31, 2006. The increased profitability favorably impacted cash provided by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, fluctuate seasonally and also provide cash as the Company grows and consequently receives additional cash for future travel. During the quarter ended March 31, 2007, our air traffic liability balance increased $83.3 million more than the related accounts receivable balance increased contributing to net cash provided by operating activities. During the quarter ended March 31, 2006, our air traffic liability balance increased $72.6 million more than the related accounts receivable balance increased, contributing to net cash flow from operating activities. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During the quarter ended March 31, 2007, the $27.0 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities. Accounts payable and accrued and other liabilities increased during the quarter due to increases in accrued employee wages and benefits, accrued B737 aircraft rent, accrued interest, liabilities to governmental authorities for taxes and fees that we collected on their behalf and various other liabilities. During the quarter ended March 31, 2006, the $21.3 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

We used cash to increase other assets by $6.4 million and $5.4 million during the quarters ended March 31, 2007 and 2006, respectively. Other assets include aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs.

Investing activities during the quarter ended March 31, 2007 used $59.9 million in cash compared to the $246.0 million used during the similar period in 2006. Purchases and sales of available for sales securities are classified as investing activities. During the quarter ended March 31, 2007, purchases of available for sale securities exceeded sales of available for sale securities by $17.9 million. During the quarter ended March 31, 2006, purchases of available for sale securities exceeded sales of available for sale securities by $207.1 million. Investing activities also include expenditures for aircraft deposits, the purchase of aircraft and other property and equipment and deferred costs related to the proposed Midwest acquisition.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of such deposits in the aircraft. During the quarter ended March 31, 2007, we received $31.9 million in previously paid aircraft deposits while paying $24.5 million in new aircraft deposits. During the quarter ended March 31, 2007, we purchased five B737 aircraft. We expended $27.9 million in cash and incurred $147.0 million of debt related to the acquisition of these aircraft. During the quarter ended March 31, 2006, we purchased three B737 aircraft. We expended in cash $13.9 million in cash and incurred $87.6 million of debt related to the acquisition of these aircraft.

During the quarter ended March 31, 2007, we expended $15.9 million in cash for the acquisition of other property and equipment. Acquisitions of other property and equipment included purchases of rotable spare parts, additions to leasehold improvements and the purchase of ground and computer equipment. During the quarter ended March 31, 2006, we expended $6.0 million in cash for the acquisition of other property and equipment.

Financing activities used $20.3 million of cash during the quarter ended March 31, 2007 compared to providing cash of $14.1 million in the similar period in 2006. During the quarter ended March 31, 2007, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $12.7 million and repaid $19.7 million of pre-delivery deposit debt financing. During the quarter ended March 31, 2006, we repaid $10.8 million of aircraft purchase debt financing. Also, during the first quarter of 2007, we borrowed $147.0 million in non-cash transactions to finance the purchase of five B737 aircraft. During the first quarter of 2006, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $18.6 million and repaid $9.9 million of pre-delivery deposit debt financing. During the first quarter of 2006, we borrowed $86.5 million in non-cash aircraft purchase debt financing transactions while repaying $3.6 million of aircraft purchase debt financing. See Note 5 to Condensed Consolidated Financial Statements for additional information regarding our outstanding debt.

During the quarters ended March 31, 2007 and 2006, we received $0.6 million and $8.0 million, respectively, from the exercise of employee options for the purchase of common stock.

Proposed Acquisition of Midwest Air Group

On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest Air Group, Inc. (Midwest), for $13.25 per Midwest share, based on the closing price of our common stock on January 8, 2007. The offer consisted of $6.625 in cash and 0.5884 shares of AirTran common stock for each Midwest share. Because we believe a combination of the two airlines would strengthen both airlines we are continuing to pursue the acquisition of Midwest. On April 2, 2007, we increased our offer to purchase all of the outstanding shares of Midwest to $15.00 per Midwest share, based on the closing price of AirTran common stock on March 30, 2007. The offer consists of $9.00 in cash and 0.5842 shares of AirTran common stock for each Midwest share. The total value of the exchange offer is $389.0 million. The offer, which is being made through a wholly-owned subsidiary, has been extended and is scheduled to expire on May 16, 2007. The offer is subject to specified conditions. We anticipate funding the cash portion of the purchase price with the proceeds from $225 million in senior secured financing under a proposed credit facility and cash on hand. On April 13, 2007, the board of directors of Midwest announced that it had unanimously recommended that Midwest’s shareholders reject our offer to acquire all outstanding shares of Midwest and not tender their shares to us. As of March 31, 2007, other non-current assets include $5.8 million of incremental direct costs associated with the proposed acquisition of Midwest. Such costs, together with any additional costs deferred subsequent to March 31, 2007 would be immediately expensed if we discontinue our efforts to acquire Midwest.

Aircraft Acquisitions and Aircraft Purchase Commitments

During the three months ended March 31, 2007, we took delivery of five purchased B737 aircraft. As of March 31, 2007, we had 55 Boeing 737 aircraft on order scheduled to be delivered in the year indicated below:

2007	7
2008	15
2009	18
2010	14
2011	1

Total	55

The above table includes two B737 aircraft delivered in the second quarter of 2007 which we have sold to an airline which operates outside of the United States.

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

Of the 55 B737 aircraft we have on order, we have secured debt financing for five B737 aircraft scheduled for delivery in 2007 and for five of the aircraft which are scheduled to be delivered in 2008. Such debt financing funds approximately 85 percent of the total cost of the aircraft. While our intention is to finance the remainder of the aircraft on order via a combination of debt and lease financings, we have not yet arranged for such financing.

Letters of Credit

As of March 31, 2007, $13.6 million of restricted cash on the accompanying condensed consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities and insurance.

Other Year 2007 Cash Requirements and Sources of Liquidity

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

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, other than those discussed below.

Interest Rates

We had approximately $630.5 million and $498.9 million of variable-rate debt as of March 31, 2007 and December 31, 2006, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. These swaps expire in May 2018, June 2018, and July 2018. The notional amount of the outstanding interest rate swaps at March 31, 2007 was $83.8 million. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. If average interest rates increase by 100 basis points during the remainder of 2007, our projected 2007 interest expense would increase by approximately $4.5 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2007 and 2006 represented approximately 33.8 percent and 34.2 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market risk. Because these agreements are accounted for under the normal sales and use exception included in SFAS 133, these agreements are not considered derivative financial instruments. As of March 31, 2007, utilizing forward fuel purchase contracts, we had committed to purchase 63.6 million gallons of aviation fuel at a weighted average price per gallon, excluding taxes and related fees, of $1.81 for the remainder of 2007. This represents 22.5 percent of our anticipated fuel needs for the remainder of 2007.

In addition to the fuel purchase contracts discussed above, we have entered into jet fuel hedges. Pursuant to these jet fuel hedges we will receive cash if jet fuel market price exceeds the specified amount and we will pay cash if the jet fuel market price is less than the specified amount. During the three months ended March 31, 2007, we entered into jet-fuel hedges to reduce the impact of fluctuation in jet-fuel prices on future fuel expense. Under these agreements, which expire October through December 2007, we pay a fixed rate between $1.79 and $2.00 per gallon and receive the monthly average price of Gulf Coast jet-fuel. These contracts hedge 60.4 million gallons of our fuel purchases and represents 21.4 percent of our anticipated jet fuel consumption for the remainder of 2007. The primary objective for our use of fuel hedges is to reduce the volatility of Gulf Coast jet fuel prices. We account for the fuel hedges as cash flow hedges, as defined by SFAS 133. As of March 31, 2007, the fair value of these fuel swaps was $13.3 million. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “fuel expense” when the hedged transactions are fuel expense cash flows associated with jet-fuel purchases). During the three months ended March 31, 2007, the amounts reclassified into earnings were immaterial.

ITEM	4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), as well as to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of March 31, 2007, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 and are designed to provide management with the appropriate information to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

AirTran Holdings, Inc.
(Registrant)

Date: May 8, 2007	/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President Finance, and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.52	-	Third Amended and Restated Long-Term Incentive Plan, Amended and Restated March 28, 2007
10.53	-	Loan Agreement, dated as of February 12, 2007, among Airtran Airways, Inc, The Parties Identified in Schedule 1 thereto as Lenders and Wells Fargo Bank Northwest, National Association
31.1	-	CEO certification pursuant to Rule 13(a)-14
31.2	-	CFO certification pursuant to Rule 13(a)-14
32.1	-	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350