Form 10-K/A
period 2006-12-31
AIRTRAN HOLDINGS INC
filed 2007-08-09
CIK 948846

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting of stockholders to be held on May 23, 2007 and to be filed with the Commission, are incorporated by reference into this Report on Form 10-K/A.

Amendment No. 1 Overview

AirTran Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A to our Form 10-K for the year ended December 31, 2006 to reflect the restatement of our previously issued financial statements and other information to correct our accounting for passenger revenues. For further discussion of the restatement, see Note 1 to our consolidated financial statements and Item 9A contained herein.

In late July 2007, we identified possible errors in our accounting for a specific type of passenger revenue transaction. Upon completion of our investigation and analysis of these items, on August 7, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to correct our previously reported passenger revenues for the impact of these errors. The Audit Committee of our Board of Directors concurred with management’s decision to amend our previously filed reports on August 9, 2007. We do not believe the rollover impact of the errors is material to our results of operations for any individual interim or annual period. However, because the cumulative effect of the errors is material to our most recently completed fiscal year, we are restating our previously issued financial statements in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 6, 7, 8, 9A and 15 of our originally filed Annual Report on Form 10-K for the year ended December 31, 2006 and no other items in our originally filed Form 10-K are amended hereby. This Form 10-K/A does not materially modify or update other disclosures in the original Form 10-K, including the nature and character of such disclosure to reflect events occurring after March 1, 2007, the filing date of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Year Ended December 31,
	2006	2006	2005	2005
(in 000s, except per share data)	Restated	Previously Reported	Restated	Previously Reported
Consolidated Statement of Operations
Passenger revenues	$1,814,907	$1,816,179	$1,396,451	$1,397,295
Operating income	$40,861	$42,133	$22,646	$23,490
Income before income taxes	$24,657	$25,929	$12,180	$13,024
Net income	$14,714	$15,514	$7,545	$8,076
Income per common share:
Basic	$0.16	$0.17	$0.09	$0.09
Diluted	$0.16	$0.17	$0.08	$0.09

	2004	2004
(in 000s, except per share data)	Restated	Previously Reported
Consolidated Statement of Operations
Passenger revenues	$1,004,835	$1,005,263
Operating income	$29,073	$29,501
Income before income taxes	$16,252	$16,680
Net income	$9,834	$10,103
Income per common share:
Basic	$0.12	$0.12
Diluted	$0.11	$0.11

	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005
(in 000s)	Restated	Previously Reported	Restated	Previously Reported
Consolidated Balance Sheet
Deferred income taxes-current	$8,854	$6,856	$7,204	$5,678
Total assets	$1,603,582	$1,601,584	$1,161,543	$1,160,017
Accrued and other liabilities	$127,254	$121,709	$99,180	$94,907
Accumulated deficit	$(4,599)	$(1,052)	$(19,313)	$(16,566)

The restatement also resulted in an increase in accumulated deficit of $1.9 million as of January 1, 2004 and changes to the consolidated statements of cash flows and stockholders’ equity in addition to Notes 1, 4, 7, 9 and 14.

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

In November 2006, we announced that we teamed up with Frontier Airlines to create a landmark low cost carrier referral and marketing relationship that enables passengers to earn frequent flyer rewards in both airlines through AirTran Airways’ A+ Rewards program and Frontier’s EarlyReturns(R) program. In this exclusive relationship, both airlines include an integrated route map and full list of destination options on their web pages, doubling the destinations available to our customers. This integrated model between two of the leading U.S.-based low cost carriers offers travelers the ability to reach more than 100 destinations across four countries with low fares, aboard two of the youngest fleets in the industry.

The agreement between AirTran Airways and Frontier consists of three key components:

•

Refer- a web and phone-based reservations referral system that refers customers to the partner airline when they are looking for a destination that is currently not offered by the carrier initially contacted.

•	Earn- the ability to earn frequent flyer miles in either AirTran Airways A+ Rewards program or Frontier’s EarlyReturns (R) program.

•	Redeem- the ability to redeem frequent flyer miles in either program.

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

To the extent we do not hedge our aviation fuel risk or correspondingly adjust our fare levels, fluctuations in the market prices of jet fuel will have the effect of reducing or increasing the amount of profit we earn or loss we incur. Conversely, by entering into hedging contracts, we may, in exchange for minimizing the risk of potential cost increases associated with aviation jet fuel costs, also thereby necessarily minimize the potential for additional gain associated with decreases in the price of such fuel. While we have generally been able to enter into hedging transactions when we have sought such arrangements, no assurances can be given that our ability to enter into such transactions will not adversely be affected in the future by (i) limited interest in the provision of hedging arrangements by financial or other institutions, and (ii) the inability to procure hedging agreements as the result of some crisis (financial or other) associated with the supply of aviation fuel, political instability in oil producing countries or other developments which have otherwise affected the interest of financial or other institutions in entering into fuel hedging transactions in general. Likewise, we can not assure you that counter parties to hedging agreements will always perform. For a more detailed discussion of our current aviation fuel hedging activities, please see Item 7A “QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS – AVIATION FUEL.

AirTran’s business is dependent on technology. AirTran will continue to rely heavily on automated systems to operate its business. Any failure of these systems, or the failure to integrate them successfully with any acquired operations could harm the business of AirTran.

AirTran is increasingly dependent on technology initiatives to reduce costs and to maintain and enhance customer service in order to compete in the current business environment. AirTran depends on automated systems to operate its business, including computerized airline reservation systems, flight operations systems, telecommunication systems and websites. AirTran has made significant investments in its website technology and Bye-Pass™ check-in kiosks, and related initiatives across the system. The performance and reliability of AirTran’s technology is critical to its ability to attract and retain customers and its ability to effectively compete.

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

For these reasons, AirTran may fail to successfully complete the integration of an acquired entity, or to realize the anticipated benefits of the integration of an acquired entity. Actual cost savings and synergies which may be achieved from an acquired entity may be lower than AirTran expects and may take a longer time to achieve than AirTran anticipates. Other acquisition related risks include risks associated with higher costs or unexpected difficulties or problems with acquired assets or entities including different flight equipment, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies and efficiencies. Whether within anticipated timeframes or at all, one or more of such acquisition-related risks, if realized, could have an adverse impact on AirTran’s business, financial condition, results of operations, or operations. For a discussion of the particular risks and uncertainties associated with a potential acquisition of Midwest, see the section captioned “RISK FACTORS – Risk Factors Relating to AirTran and the Combined Company” in the prospectus in registration statement on Form S-4 and all amendments thereto filed with the SEC in connection with AirTran’s Exchange Offer, which is incorporated herein by reference.

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

See Item 12 of this Report on Form 10-K/A below.

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

Financial Data:
(in thousands, except per share data)	2006		2005		2004		2003		2002
Operating revenues	$1,892,083		$1,449,700		$1,040,994		$917,404		$732,732
Net income	$14,714		$7,545		$9,834	(10)	$100,935	(11)	$10,107
Earnings per common share:
Basic	$0.16		$0.09		$0.12		$1.34		$0.14
Diluted	$0.16		$0.08		$0.11		$1.22		$0.14
Total assets at year-end	$1,603,582		$1,161,543		$904,792		$809,418		$473,450
Long-term debt and capital lease obligations including current maturities at year-end	$811,110		$472,599		$313,970		$246,836		$210,173

Operating Data:
Revenue passengers	20,051,219		16,638,214		13,170,230		11,651,340		9,653,777
Revenue passenger miles (RPM) (000s)(1)	13,836,378		11,301,534		8,479,262		7,143,125		5,581,263
Available seat miles (ASM) (000s)(2)	19,007,416		15,369,505		11,977,443		10,046,385		8,255,809
Passenger load factor(3)	72.8%		73.5%		70.8%		71.1%		67.6%
Break-even load factor(4)	71.8%		72.9%		69.7%		64.2%		66.7%
Average fare(5)	$90.51		$83.93		$76.30		$76.33		$73.86
Average yield per RPM(6)	13.12	¢	12.36	¢	11.85	¢	12.45	¢	12.78	¢
Passenger revenue per ASM(7)	9.55	¢	9.09	¢	8.39	¢	8.85	¢	8.64	¢
Operating cost per ASM (CASM)(8)	9.74	¢	9.28	¢	8.45	¢	8.28	¢	8.51	¢
Average stage length (miles)	652		651		628		599		567
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.17		$1.81		$1.22		$0.98		$0.90
Average daily utilization (hours: minutes)(9)	11:06		11:00		10:54		10:56		10:36
Number of operating aircraft in fleet at end of year	127		105		87		74		65

Note: All special items listed below are pre-tax.

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Operating expenses, divided by ASMs
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

During 2006, we continued our track record of operating profitably. We reported operating income of $40.9 million, net income of $14.7 million and diluted earnings per common share of $0.16. We were able to operate profitably despite dramatically increased fuel costs. On a cost per available seat mile basis, our 2006 unit fuel cost increased 17.9 percent over unit fuel cost for 2005 which was 43.3 percent greater than unit fuel cost for 2004. We were able to partially mitigate the impact of the increase in unit fuel cost by increasing unit revenue and reducing non-fuel unit operating costs. Unit revenue for 2006, as measured by passenger revenues per available seat mile, increased by 5.1 percent compared to 2005.

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

RESULTS OF OPERATIONS

2006 Compared to 2005

Summary

We reported operating income of $40.9 million, net income of $14.7 million and diluted earnings per common share of $0.16 for the year ended December 31, 2006. For 2005 we reported operating income of $22.6 million, net income of $7.5 million, and diluted earnings per common share of $0.08.

Operating Revenues

Our operating revenues for year ended December 31, 2006 increased $442.4 million (30.5 percent), primarily due to a 30.0 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 22.4 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), and an increase in our average yield per RPM of 6.1 percent to 13.12 cents. The increase in yield resulted primarily from a 7.8 percent increase in our average fare to $90.51. This increase in yield, when combined with our 0.7 percentage point decrease in passenger load factor, resulted in a 5.1 percent increase in passenger unit revenues as measured by passenger revenue per available seat mile (RASM) to 9.55 cents.

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

Income Tax Expense

Our effective income tax rate was 40.3 percent and 38.1 percent for the years ended December 31, 2006 and 2005, respectively. Our tax expense for 2005 includes a one-time benefit of $1.7 million resulting from an adjustment to our deferred tax liabilities due to a decrease in our state effective rate. The overall rate increase resulted primarily from a combination of the $1.7 million 2005 benefit and 2006 permanent differences related to stock based compensation.

2005 Compared to 2004

Summary

We reported operating income of $22.6 million, net income of $7.5 million and diluted earnings per common share of $0.08 for the year ended December 31, 2005. For the comparative period in 2004, we reported operating income of $29.1 million, net income of $9.8 million, and diluted earnings per common share of $0.11. The 2004 results included $1.3 million in other income (expense), primarily related to payment of a break-up fee paid to us in connection with our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport and $1.5 million of additional operating expense relating to correction of fuel expense for prior periods. The fuel adjustment was deemed to not be material to the previously issued financial statements and the cumulative adjustment was not material to our 2004 operating results.

Operating Revenues

Our operating revenues for the year ended December 31, 2005 increased $408.7 million (39.3 percent), primarily due to a 39.0 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 33.3 percent increase in passenger traffic, as measured by RPMs, and an increase in our average yield per RPM of 4.3 percent to 12.36 cents. The increase in yield resulted primarily from a 10.0 percent increase in our average fare to $83.93. This increase in yield, when combined with our 2.7 percentage point increase in passenger load factor, resulted in an 8.3 percent increase in passenger unit revenues or RASM to 9.09 cents.

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

Income Tax Expense

Our effective income tax rate was 38.1 percent and 39.5 percent for the years ended December 31, 2005 and 2004, respectively. Our tax expense for the year ended December 31, 2005 includes a one-time benefit of $1.7 million resulting from an adjustment to our deferred tax liabilities for a decrease in our state effective rate.

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

Operating activities in 2006 provided $75.1 million of cash flow compared to $64.6 million in 2005. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing and other activities. For the year ended December 31, 2006, we reported net income of $14.7 million, which was $7.2 million greater than net income for the year ended December 31, 2005. The increased net income favorably impacted cash provided by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, provide cash as the Company grows and consequently receives additional cash for future travel. During 2006, our air traffic liability balance increased $29 million more than the related accounts receivable balance increased contributing to net cash provided by operating activities. During 2005, our air traffic liability balance increased $24 million more than the related accounts receivable balance increased, contributing to net cash flow from operating activities. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During 2006, the $31.6 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities. Accounts payable and accrued and other liabilities increased in 2006 due to increases in accrued employee wages and benefits, accrued B737 aircraft rent, accrued interest, liabilities to governmental authorities for taxes and fees that we collected on their behalf and various other liabilities. During 2005, the $50.5 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

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

Proposed Acquisition of Midwest Air Group

On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest Air Group (Midwest), for $13.25 per Midwest share, based on the closing price of our common stock on January 8, 2007. The offer consists of $6.625 in cash and 0.5884 share of AirTran common stock for each Midwest share. Accordingly, total equity value of the exchange offer is approximately $345 million. The offer, which is being made through a wholly-owned subsidiary of the Company, has been extended and is scheduled to expire on March 8, 2007. The exchange offer is subject to specified and customary conditions. On January 25, 2007, the board of directors of Midwest announced that it had recommended that Midwest’s shareholders reject our offer to acquire all outstanding shares of Midwest and not tender their shares to us. Because we believe a combination of the two airlines would strengthen both airlines we are continuing to pursue the acquisition of Midwest. We have filed a registration statement (Form S-4 No. 333-139917) with the Securities and Exchange Commission which contains additional information regarding the exchange offer and the benefits and risks related to the proposed acquisition.

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

Our December 31, 2006 consolidated balance sheet includes gross deferred tax assets of $165.8 million and gross deferred tax liabilities of $149.2 million. The deferred tax assets include $107.1 million pertaining to the tax effect of $318.8 million of federal net operating losses (NOLs) previously recognized as a tax benefit for financial reporting purposes. In addition, deferred tax assets include $5.3 million attributable to state NOLs of approximately $134.6 million. Such NOLs, which expire in the years 2017 to 2026, are available to be carried forward to offset future taxable income and thereby reduce future income tax payments. Included in the NOLs for the year ending December 31, 2006 is $11.4 million related to deductions from equity based compensation.

Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate. Any unused NOLs in excess of the annual limitation may be carried over to later years. As of December 31, 2006, we were not subject to the limitations under Section 382. Under current conditions, if an ownership change were to occur, our annual NOL utilization would be limited to approximately $48 million per year.

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

As discussed in Note 1, the consolidated financial statements have been restated to correct the accounting for passenger revenue.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is August 9, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2007, except for the effects of the restatement described in Note 1, as to which the date is August 9, 2007

AirTran Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

(Restated)

	Year ended December 31,
	2006	2005	2004
Operating Revenues:
Passenger	$1,814,907	$1,396,451	$1,004,835
Other	73,315	48,886	36,086
Cargo	3,861	4,363	73

Total operating revenues	$1,892,083	1,449,700	1,040,994
Operating Expenses:
Aircraft fuel	675,336	462,672	251,323
Salaries, wages and benefits	390,348	329,299	273,514
Aircraft rent	230,699	192,394	150,959
Maintenance, materials and repairs	149,448	101,964	69,514
Landing fees and other rents	100,761	80,774	62,322
Distribution	69,888	67,395	50,890
Marketing and advertising	44,792	36,400	27,569
Aircraft insurance and security services	25,678	23,100	22,888
Depreciation and amortization	30,078	20,224	14,628
Other operating	134,194	112,832	88,314

Total operating expenses	1,851,222	1,427,054	1,011,921

Operating Income	40,861	22,646	29,073
Other (Income) Expense:
Interest income	(21,714)	(11,771)	(5,275)
Interest expense	50,861	30,787	24,350
Capitalized interest	(12,943)	(8,550)	(4,922)
Other	—	—	(1,332)

Other (income) expense, net	16,204	10,466	12,821

Income Before Income Taxes	24,657	12,180	16,252
Income tax expense	9,943	4,635	6,418

Net Income	$14,714	$7,545	$9,834

Earnings Per Common Share:
Basic	$0.16	$0.09	$0.12
Diluted	$0.16	$0.08	$0.11
Weighted-Average Shares Outstanding:
Basic	90,504	87,337	85,261
Diluted	92,436	90,185	89,523

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

(Restated)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$159,100	$370,572
Restricted cash	24,815	19,443
Short-term investments	151,100	75
Accounts receivable, less allowance of $1,180 and $494 at December 31, 2006 and 2005, respectively	38,613	29,795
Spare parts and supplies, less allowance for obsolescence of $1,749 and $1,292 at December 31, 2006 and 2005, respectively	17,236	14,610
Deferred income taxes	8,854	7,204
Prepaid expenses and other current assets	17,239	18,150

Total current assets	416,957	459,849
Property and Equipment:
Flight equipment	896,204	418,319
Less: Accumulated depreciation	(60,921)	(43,676)

	835,283	374,643
Purchase deposits for flight equipment	119,895	133,530
Other property and equipment	102,748	92,269
Less: Accumulated depreciation	(42,697)	(39,158)

	60,051	53,111

Total property and equipment	1,015,229	561,284
Other Assets:
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	11,929	10,285
Deferred income taxes	7,772	16,268
Prepaid aircraft rent	70,802	57,850
Other assets	50,976	26,090

Total assets	$1,603,582	$1,161,543

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets (Continued)

(In thousands, except per share data)

(Restated)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,050	$38,082
Accrued and other liabilities	127,254	99,180
Air traffic liability	148,938	115,157
Current portion of capital lease obligations	876	717
Current portion of long-term debt	85,969	70,515

Total current liabilities	398,087	323,651
Long-term capital lease obligations	12,979	13,971
Long-term debt	711,286	387,396
Other liabilities	101,947	83,150
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 91,160 and 88,791 shares issued and outstanding at December 31, 2006 and 2005, respectively	91	89
Additional paid-in capital	389,043	376,627
Accumulated deficit	(4,599)	(19,313)
Unearned compensation	—	(4,028)
Other comprehensive income (loss)	(5,252)	—

Total stockholders’ equity	379,283	353,375

Total liabilities and stockholders’ equity	$1,603,582	$1,161,543

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Restated)

	Year ended December 31,
	2006	2005	2004
Operating activities:
Net income	$14,714	$7,545	$9,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,700	22,160	15,982
Amortization of deferred gains from sales/leaseback of aircraft	(4,407)	(4,385)	(4,385)
Provisions for uncollectible accounts	1,619	516	709
Loss on asset disposal	4,387	2,307	256
Deferred income taxes	9,943	4,633	6,269
Stock based compensation	4,443	3,513	2,460
Other	133	80	113
Changes in certain operating assets and liabilities:
Restricted cash	(5,372)	(11,589)	1,944
Accounts receivable	(10,437)	(10,935)	(2,631)
Spare parts, materials and supplies	(3,083)	10,054	(6,104)
Prepaid aircraft rent	(12,986)	(14,433)	(13,690)
Other assets	(20,934)	(22,969)	(4,741)
Accounts payable, accrued and other liabilities	31,625	50,532	23,278
Air traffic liability	33,781	27,586	8,825

Net cash provided by operating activities	75,126	64,615	38,119
Investing activities:
Purchases of property and equipment	(119,113)	(35,359)	(26,449)
Aircraft purchase deposits payments, net of refunds	13,635	(71,692)	(19,842)
Deposit on aircraft sale	5,000	—	—
Purchases of available-for-sale securities	(2,540,215)	(829,100)	(26,975)
Sales of available-for-sale-securities	2,389,190	856,000	—

Net cash used by investing activities	(251,503)	(80,151)	(73,266)
Financing activities:
Issuance of long-term debt	71,045	96,690	—
Debt issuance costs	(5,011)	(4,610)	(1,163)
Payments on long-term debt	(113,132)	(24,561)	(5,879)
Proceeds from exercise of employee stock-options and warrants	12,003	11,096	10,975

Net cash provided by (used by) financing activities	(35,095)	78,615	3,933

Net increase (decrease) in cash and cash equivalents	(211,472)	63,079	(31,214)
Cash and cash equivalents at beginning of year	370,572	307,493	338,707

Cash and cash equivalents at end of year	$159,100	$370,572	$307,493

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

(Restated)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2004	84,209	84	337,145	—	(271)	(36,692)	300,266
Net income	—	—	—	—	—	9,834	9.834
Unrealized gain on derivative instruments	—	—	—	—	271	—	271

Total comprehensive income							10,105
Issuance of common stock for exercise of options	2,292	2	9,717	—	—	—	9,719
Issuance of common stock under stock purchase plan	116	1	1,255	—	—	—	1,256
Unearned compensation on common stock issues	—	—	7,084	(7,084)	—	—	—
Amortization of unearned compensation	—	—	—	2,460		—	2,460
Tax benefit related to exercise of nonqualified stock options	—	—	5,862	—	—	—	5,862

Balance at December 31, 2004	86,617	87	361,063	(4,624)	—	(26,858)	329,668
Net income	—	—	—	—	—	7,545	7,545

Total comprehensive income							7,545
Issuance of common stock for exercise of options	1,783	2	9,775	—	—	—	9,777
Issuance of common stock under stock purchase plan	145	—	1,320	—	—	—	1,320
Unearned compensation on common stock issues	246	—	2,917	(2,917)	—	—	—
Tax benefit related to exercise of nonqualified stock options and restricted stock	—	—	1,552	—	—	—	1,552
Amortization of unearned compensation	—	—	—	3,513	—	—	3,513

Balance at December 31, 2005	88,791	$89	$376,627	$(4,028)	$—	$(19,313)	$353,375
Net income	—	—	—	—	—	14,714	14,714
Unrealized gain on derivative instruments, net of $0 million deferred taxes	—	—	—	—	84	—	84

Total comprehensive income							14,798
Adjustment to initially apply SFAS 158, net of $3.1 million deferred taxes	—	—	—	—	(5,336)	—	(5,336)
Issuance of common stock for exercise of options	951	1	5,952	—	—	—	5,953
Share-based compensation	305	—	4,443	—	—	—	4,443
Adjustment upon adoption of SFAS 123(R)	—	—	(4,028)	4,028	—	—	—
Issuance of common stock for detachable stock warrants	1,000	1	4,509	—	—	—	4,510
Issuance of common stock under employee stock purchase plan	113	—	1,540	—	—	—	1,540

Balance at December 31, 2006	91,160	$91	$389,043	$—	$(5,252)	$(4,599)	$379,283

See accompanying notes to consolidated financial statements.

AirTran Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

Note 1 – Restatement and Summary of Significant Accounting Policies

Restatement

We have restated our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2006 to correct our accounting for passenger revenues. The accompanying consolidated financial statements were restated only to reflect the adjustments described below and do not reflect events occurring after March 1, 2007, the date of the filing of our original Form 10-K, nor modify or update those disclosures that have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC.

In late July 2007, we identified possible errors in our accounting for a specific type of passenger revenue transaction. Upon completion of our investigation and analysis of these items, on August 7, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to correct our previously reported passenger revenues for the impact of these errors. The Audit Committee of our Board of Directors concurred with management’s decision to amend our previously filed reports on August 9, 2007. We do not believe the rollover impact of the errors is material to our results of operations for any individual interim or annual period. However, because the cumulative effect of the errors is material to our most recently completed fiscal year, we are restating our previously issued financial statements in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Year Ended December 31,
	2006	2006	2005	2005
(in 000s, except per share data)	Restated	Previously Reported	Restated	Previously Reported
Consolidated Statement of Operations
Passenger revenues	$1,814,907	$1,816,179	$1,396,451	$1,397,295
Operating income	$40,861	$42,133	$22,646	$23,490
Income before income taxes	$24,657	$25,929	$12,180	$13,024
Net income	$14,714	$15,514	$7,545	$8,076
Income per common share:
Basic	$0.16	$0.17	$0.09	$0.09
Diluted	$0.16	$0.17	$0.08	$0.09

	2004	2004
(in 000s, except per share data)	Restated	Previously Reported
Consolidated Statement of Operations
Passenger revenues	$1,004,835	$1,005,263
Operating income	$29,073	$29,501
Income before income taxes	$16,252	$16,680
Net income	$9,834	$10,103
Income per common share:
Basic	$0.12	$0.12
Diluted	$0.11	$0.11

	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005
(in 000s)	Restated	Previously Reported	Restated	Previously Reported
Consolidated Balance Sheet
Deferred income taxes-current	$8,854	$6,856	$7,204	$5,678
Total assets	$1,603,582	$1,601,584	$1,161,543	$1,160,017
Accrued and other liabilities	$127,254	$121,709	$99,180	$94,907
Accumulated deficit	$(4,599)	$(1,052)	$(19,313)	$(16,566)

The restatement also resulted in an increase in accumulated deficit of $1.9 million as of January 1, 2004, and changes to the consolidated statements of cash flows and stockholders’ equity in addition to Notes 1, 4, 7, 9, and 14.

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

From time to time we enter into barter transactions where by we acquire goods or services in exchange for future air travel to be provided by us. We recognize operating expense based on the estimated fair value of travel to be provided by us. During 2005, we entered into a barter transaction in which we exchanged flight credits in our frequent flyer program for promotional consideration. The transaction was recorded at the estimated fair value of the credits exchanged resulting in approximately $4.6 million of 43 advertising expense in 2005. During 2006, we recorded additional expense of $4.1 million related to this promotion due to changes in the estimated volume of travel exchanged. The revenue relating to the flight credits are recognized as passenger revenue as the credits are utilized or expire. During 2006 and 2005, $5.0 million and $0.4 million, respectively, related to this program was recognized as passenger revenues.

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

Note 2 - Commitments and Contingencies

Aircraft Purchase Commitments

During the year ended December 31, 2006, we took delivery of 20 B737 aircraft and two B717 aircraft. Of the 20 B737 aircraft, seven were leased under operating leases while 13 were purchased using debt financing. The two B717 aircraft were leased under operating leases. During the year ended December 31, 2006, we exercised options to acquire 24 additional B737 aircraft with delivery dates through 2010. In September 2006, we entered into an agreement with the aircraft manufacturer to reschedule five aircraft deliveries from the second half of 2007 and three aircraft deliveries from the first quarter of 2008 to deliveries in 2009 through 2011. As of December 31, 2006 we had firm orders for 60 B737 aircraft with delivery dates between 2007 and 2011 representing $2.2 billion in aircraft purchase commitments. The table below sets forth all aircraft scheduled for delivery:

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

Credit Card Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of AirTran Airways. Our agreement with the MasterCard/Visa processor expires March 31, 2008. Our other credit card processing agreements generally have no fixed term but are terminable without cause after 30 days. Each of our agreements with the organizations that process American Express, Discover, and MasterCard/Visa transactions allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to the Company (i.e., a “holdback”). A holdback consisting of cash escrowed by the processor is classified as restricted cash whereas a holdback consisting of a delay of cash remittance to us is classified as accounts receivable. We were in compliance with its credit card arrangements and we had holdbacks with only one processor. The holdback with this processor was in amounts that were not material to our cash balances. A majority of our revenues relate to credit card transactions processed by the MasterCard/Visa processor. Our agreement the MasterCard/Visa credit card processor contains covenants which permit the processor to holdback cash remittances to us if: we do not maintain aggregate prescribed levels of unrestricted cash and short-term investments; the processor determines that there has been a material adverse occurrence; or certain other events occur. The amount which the processor may be entitled to withhold varies over time and is equal to the estimated liability for future air travel purchased with Visa and MasterCard cards. As of December 31, 2006 we were in compliance with the agreement, no remittances had been withheld and the processor was not entitled to withhold future remittances. As of December 31, 2006, had the processor been entitled to withhold future remittances the amount of such withholding entitlement would have been up to $95 million. We have the right to reduce the amount withheld to the extent that we provide the processor with a letter of credit and/or a cash deposit.

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

Note 4 - Other Assets and Accrued and Other Liabilities

The components of other assets were (in thousands):

	December 31,
	2006	2005
Aircraft maintenance deposits	$33,878	$12,873
Deposits	13,308	9,892
Other	3,790	3,325

Other assets	$50,976	$26,090

The components of accrued and other liabilities were (in thousands):

	December 31,
	2006 (Restated)	2005 (Restated)
Deferred gains from sale/leaseback of aircraft	$59,682	$62,366
Accrued salaries, wages and benefits	53,903	32,383
Accrued interest	25,386	17,309
Deferred credits	21,671	15,503
Accrued federal excise taxes	11,304	9,120
Unremitted fees and taxes collected from passengers	7,608	7,624
Accrued maintenance	1,650	2,461
Accrued insurance	1,192	1,381
Other	46,805	34,183

	229,201	182,330
Less non-current deferred gains from sale/leaseback of aircraft	(55,172)	(57,968)
Less non-current other	(34,945)	(18,745)
Less non-current accrued rent	(11,830)	(6,437)

Accrued and other liabilities	$127,254	$99,180

Note 5 - Debt

The components of long-term debt were (in thousands):

	December 31,
	2006	2005
B737 Aircraft Purchase Financing Facilities:
Floating rate aircraft notes payable due through 2018, 6.83% weighted-average interest rate	$428,681	$138,906
Fixed rate aircraft notes payable due through 2017, 7.02% weighted-average interest rate	76,069	—
Aircraft notes payable through 2017, 10.64% weighted-average interest rate	97,322	107,036
Floating rate aircraft pre-delivery deposit financings payable through 2008, 6.07% weighted-average interest rate	70,183	86,969
7.00% Convertible notes due 2023	125,000	125,000

Total long-term debt	797,255	457,911
Less current maturities	(85,969)	(70,515)

	$711,286	$387,396

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

Note 7 - Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share data):

	Year ended December 31,
	2006 (Restated)	2005 (Restated)	2004 (Restated)
Numerator:
Net income	$14,714	$7,545	$9,834

Denominator:
Weighted-average shares outstanding, basic	90,504	87,337	85,261
Effect of dilutive stock options	1,243	2,187	3,639
Effect of dilutive restricted shares	494	97	—
Effect of warrants to purchase common stock	195	564	623

Adjusted weighted-average shares outstanding, diluted	92,436	90,185	89,523

Basic earnings per common share	$0.16	$0.09	$0.12

Diluted earnings per common share	$0.16	$0.08	$0.11

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

The following table illustrates the effect on net income and earnings per share for as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provision in SFAS 123 (in thousands, except for per share amounts):

	Year ended December 31,
	2005 (Restated)	2004 (Restated)
	(In thousands, except per share data)
Net income, as reported	$7,545	$9,834
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	2,059	1,500
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,891)	(3,815)

Pro forma net income	$5,713	$7,519

Earnings Per Share:
Basic, as reported	$0.09	$0.12
Basic, pro forma	$0.07	$0.09
Diluted, as reported	$0.08	$0.11
Diluted, pro forma	$0.06	$0.08

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

A summary of stock option activity under the aforementioned plans are as follows:

	Options	Weighted- Average Price
Balance at January 1, 2004	8,495,774	$6.20
Granted	514,405	$12.40
Exercised	(2,147,149)	$12.66
Expired	(40,773)	$4.26

Balance at December 31, 2004	6,822,257	$7.20
Granted	—	—
Exercised	(1,773,550)	$5.56
Expired	(191,843)	$8.81

Balance at December 31, 2005	4,856,864	$7.77
Granted	—	—
Exercised	(952,058)	$6.12
Expired	(608,881)	$18.60
Balance at December 31, 2006	3,295,925	$6.31

Exercisable at December 31, 2006	3,295,925	$6.31

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

The components of “Accumulated other comprehensive income (loss)”, are shown below (in thousands):

	Unrealized gain (loss) on derivative instruments	Postretirement obligation	Accumulated other comprehensive income (loss)
Balance at January 1, 2004	$271	$—	$271
2004 changes in fair value	—	—	—
Reclassification to earnings	(271)	—	(271)

Balance at December 31, 2004	—	—	—
2005 changes in fair value	—	—	—
Reclassification to earnings	—	—	—

Balance at December 31, 2005	—	—	—
2006 changes in fair value	84	—	84
Adjustment to initially adopt FAS 158	—	(5,336)	(5,336)
Reclassification to earnings	—	—	—

Balance at December 31, 2006	$84	$(5,336)	$(5,252)

Note 11 - Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2006 (Restated)	2005 (Restated)	2004 (Restated)
Current provision:
Federal	$—	$—	$—
State	—	—	282

Total current provision	—	—	282
Deferred provision:
Federal	9,805	5,119	5,579
State	138	(484)	557

Total deferred provision	9,943	4,635	6,136

Provision for income taxes	$9,943	$4,635	$6,418

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision for income taxes is as follows (in thousands):

	Year ended December 31,
	2006 (Restated)	2005 (Restated)	2004 (Restated)
Tax computed at federal statutory rate	$8,629	$4,263	$5,688
State income taxes, net of federal tax benefit	516	302	811
Change in state effective tax rate	—	(1,695)	48
Reduction state net operating loss carryforwards	—	910	2,511
Stock grants, non-deductible compensation expense	432	627	431
Expiration of non-qualified stock options	557	—	—
Other	(191)	228	220
Change in valuation allowance, including the effect of changes to prior year deferred tax assets	—	—	(3,291)

Provision for income taxes	$9,943	$4,635	$6,418

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2006 (Restated)	2005 (Restated)
Deferred tax liabilities related to:
Depreciation	$120,957	$89,375
Other	28,244	23,028

Gross deferred tax liabilities	149,201	112,403
Deferred tax assets related to:
Deferred gains from sale and leaseback of aircraft	22,142	23,138
Accrued liabilities	20,836	14,207
Federal net operating loss carryforwards	107,083	89,399
State operating loss carryforwards	5,336	3,877
AMT credit carryforwards	3,292	3,292
Other	7,138	1,962

Gross deferred tax assets	165,827	135,875

Total net deferred taxes	$16,626	$23,472

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

Note 14—Quarterly Financial Data (Unaudited) Restated

As discussed in Note 1, we have restated our financial statements and other financial information, including the unaudited quarterly information presented below, to correct an error in our passenger revenues. Unaudited summarized financial data by quarter for 2006 and 2005 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2006
Operating revenue
As originally reported	$416,042	$528,163	$487,269	$461,881
Adjustment	(206)	(288)	(412)	(366)

Restated	$415,836	$527,875	$486,857	$461,515
Operating income (loss):
As originally reported	$(11,256)	$54,501	$(3,579)	$2,467
Adjustment	(206)	(288)	(412)	(366)

Restated	$(11,462)	$54,213	$(3,991)	$2,101

Net Income (loss):
As originally reported	$(8,810)	$31,958	$(4,309)	$(3,325)
Adjustment	(130)	(181)	(259)	(230)

Restated	$(8,940)	$31,777	$(4,568)	$(3,555)

Earnings (loss) per share:
Basic:
As originally reported	$(0.10)	$0.35	$(0.05)	$(0.04)

Adjustment	—	—	—	—

Restated	$(0.10)	$0.35	$(0.05)	$(0.04)

Diluted:
As originally reported	$(0.10)	$0.32	$(0.05)	$(0.04)

Adjustment	—	—	—	— —

Restated	$(0.10)	$0.32	$(0.05)	$(0.04)

2005
Operating revenue
As originally reported	$299,707	$366,323	$374,644	$409,870
Adjustment	(165)	(220)	(241)	(218)

Restated	$299,542	$366,103	$374,403	$409,652
Operating income (loss):
As originally reported	$(8,340)	$23,604	$3,420	$4,806
Adjustment	(165)	(220)	(241)	(218)

Restated	$(8,505)	$23,384	$3,179	$4,588

Net income (loss):
As originally reported	$(7,295)	$14,038	$964	$369
Adjustment	(104)	(138)	(152)	(137)

Restated	$(7,399)	$13,900	$812	$232

Earnings (loss) per share:
Basic:
As originally reported	$(0.08)	$0.16	$0.01	$—
Adjustment	(0.01)	—	—	—

Restated	$(0.09)	$0.16	$0.01	$—

Diluted:
As originally reported	$(0.08)	$0.15	$0.01	$—
Adjustment	(0.01)	—	—	—

Restated	$(0.09)	$0.15	$0.01	$—

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A CONTROLS AND PROCEDURES

Restatement. In late July 2007, we identified possible errors in our accounting for a specific type of passenger revenue transaction. Upon completion of our investigation and analysis of these items, on August 7, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to correct our previously reported passenger revenues for the impact of these errors. The Audit Committee of our Board of Directors concurred with management’s decision to amend our previously filed reports on August 9, 2007. We do not believe the rollover impact of the errors is material to our results of operations for any individual interim or annual period. However, because the cumulative effect of the errors is material to our most recently completed fiscal year, we are restating our previously issued financial statements in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. In connection with the restatement, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has reevaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this reevaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In our Form 10-K filed on March 1, 2007, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Subsequently, management concluded that our failure to identify the errors in our accounting for a specific type of passenger revenue transaction constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2006, based on the criteria in the Internal Control – Integrated Framework. This material weakness caused us to amend our 2006 Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007, in order to restate our consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006 and for the quarter ended March 31, 2007.

Management’s revised assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company’s restated consolidated financial statements included in this Form 10-K/A. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

Remediation of Material Weakness in Internal Control. We have performed an extensive review of the transactions impacted by the material weakness described above in an effort to ensure that this amendment reflects all necessary adjustments. We believe that this review, the investigation and analysis of the errors described above, and the changes in the related revenue accounting processes we have implemented as a result of this restatement will remediate the material weakness and are designed so that similar transactions will be accounted for in accordance with generally accepted accounting principles in our future filings.

Changes in Internal Control. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that AirTran Holdings, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company’s material weakness relating to the accounting for a specific type of passenger revenue transaction, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated February 27, 2007, we expressed an unqualified opinion on management’s previous assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for a specific type of passenger revenue transaction existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2006. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2006. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. In its assessment as of December 31, 2006, management identified a material weakness in the Company’s accounting for certain passenger revenues and, as a result, concluded the Company’s previously reported passenger revenues had been overstated. The insufficient controls over the recording of a specific type of passenger revenue transaction resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated February 27, 2007, except for Note 1, as to which the date is August 9, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 27, 2007, except for

the effects of the material weakness described in the

sixth paragraph above, as to which the date is August 9, 2007

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

62Securities Authorized for Issuance Under Equity Compensation Plans

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Page

(a)(1) Financial Statements (included in Item 8 of this Report) AirTran Holdings, Inc.
Report of Independent Registered Public Accounting Firm	34
Consolidated Statements of Operations	35

—Years ended December 31, 2006, 2005, and 2004
Consolidated Balance Sheets	36

—December 31, 2006 and 2005
Consolidated Statements of Cash Flows	38

—Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity	39

—Years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements	40

(a)(2) Financial Statement Schedules (included in Item 15(d) below)
Schedule II (a)—Valuation and Qualifying Accounts—AirTran Holdings, Inc.	67

(a)(3) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)

4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2

10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)

10.2	1993 Incentive Stock Option Plan (2)(3)

10.3	1994 Stock Option Plan (2)(3)

10.4	1995 Employee Stock Purchase Plan (4)

10.5*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)

10.7	1996 Stock Option Plan (3)(6)

10.8	Airways Corporation 1995 Stock Option Plan (3)(8)

10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)

10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)

10.11	Orlando International Lease and Use Agreement (10)

10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)

10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)

10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.15	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)

10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)

10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)

10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)

10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)

10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)

10.22*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

10.23*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)

10.24*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)

10.25*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)

10.26*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)

10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.28*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (23) individual Aircraft Lease Agreements (18)

10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.30*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)

10.31*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)

10.32*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)

10.33*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)

10.34*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)

10.35*	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)

10.36*	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (20)

10.37*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)

10.38*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)

10.39*	Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.40*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.41*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (7)

10.42	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options (22)

10.43*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.44*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.45*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.46*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.47*	Loan Agreement [N320AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.48*	Loan Agreement [N330AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.49*	Loan Agreement [N336AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.50*	Loan Agreement [N337AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.51*	Loan Agreement [N344AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

21.1	Subsidiaries of AirTran Holdings, Inc. (19)

21.2	Subsidiaries of AirTran Airways, Inc. (19)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

99.2	Letter of Resignation from Robert L. Priddy (22)

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, (Commission File No. 0-24164), filed with the Commission on August 11, 1995.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ending September 30, 2006, (Commission File No. 1-15991), filed with the Commission on November 1, 2006.

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
Joseph B. Leonard Chairman and Chief Executive Officer Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard Joseph B. Leonard Chairman of the Board and Chief Executive Officer	August 9, 2007

/s/ Robert L. Fornaro Robert L. Fornaro President and Chief Operating Officer	August 9, 2007

/s/ Stanley J. Gadek Stanley J. Gadek Senior Vice President, Finance, and Chief Financial Officer (Principal Accounting and Financial Officer)	August 9, 2007

/s/ J. Veronica Biggins J. Veronica Biggins Director	August 9, 2007

/s/ Don L. Chapman Don L. Chapman Director	August 9, 2007

/s/ Jere A. Drummond Jere A. Drummond Director	August 9, 2007

/s/ John F. Fiedler John F. Fiedler Director	August 9, 2007

/s/ Lewis H. Jordan Lewis H. Jordan Director	August 9, 2007

/s/ Robert L. Priddy Robert L. Priddy Director	August 9, 2007

/s/ William J. Usery William J. Usery Director	August 9, 2007

/s/ Peter D’Aloia Peter D’Aloia Director	August 9, 2007

/s/ Alexis P. Michas Alexis P. Michas Director	August 9, 2007

AirTran Holdings, Inc.

Schedule II (a)—Valuation and Qualifying Accounts

(In thousands)

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS - DESCRIBE		DEDUCTIONS - DESCRIBE		BALANCE AT END OF PERIOD
Year ended December 31, 2006
Allowance for Doubtful Accounts	$494	$1,619	$—		$933	(1)	$1,180
Allowance for Obsolescence	1,292	457	—		—		1,749

Total	$1,786	$2,076	$—		$933		$2,929

Year ended December 31, 2005
Allowance for Doubtful Accounts	$627	$516	$—		$649	(1)	$494
Allowance for Obsolescence	987	305	—		—		1,292

Total	$1,614	$821	$—		$649		$1,786

Year ended December 31, 2004
Allowance for Doubtful Accounts	$603	$709	$—		$685	(1)	$627
Allowance for Obsolescence	733	301	—		47	(2)	987
Reserve for Lease Termination	4,021	—	—		4,021	(3)	—
Valuation Allowance for Deferred Tax Assets	4,053	(1,326)	(2,727	)(4)	—		—

Total	$9,410	$(316)	$(2,727)		$4,753		$1,614

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