Form 10-Q/A
period 2007-03-31
AIRTRAN HOLDINGS INC
filed 2007-08-09
CIK 948846

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

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended March 31, 2007

Amendment No. 1 Overview

AirTran Holdings, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our Form 10-Q for the first quarter ended March 31, 2007 to reflect the restatement of our previously issued financial statement and other information to correct our accounting for passenger revenues. For further discussion of the restatement, see Note 1 to our consolidated financial statements and Item 4 contained herein.

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

The information contained in this Amendment, including financial statements and the notes hereto, amends only Part 1 and Item 6 of Part II of our originally filed Quarterly Report on Form 10-Q for the first quarter ended March 31, 2007 and no other items in our originally filed Form 10-Q are amended hereby. This Form 10-Q/A does not materially modify or update other disclosures in the original Form 10-Q, including the nature and character of such disclosure to reflect events occurring after May 8, 2007, the filing date of the original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Three Months Ended
(in 000s, except per share data) Condensed Consolidated Statement of Operations	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2006
	Restated	Previously Reported	Restated	Previously Reported
Passenger revenues	$478,554	$479,013	$399,139	$399,345
Operating income (loss)	$12,939	$13,398	$(11,462)	$(11,256)
Income (loss) before income taxes	$3,738	$4,197	$(14,383)	$(14,177)
Net income (loss)	$2,158	$2,447	$(8,940)	$(8,810)
Income (loss) per common share:
Basic	$0.02	$0.03	$(0.10)	$(0.10)
Diluted	$0.02	$0.03	$(0.10)	$(0.10)

(in 000s, except per share data) Condensed Consolidated Balance Sheet	March 31, 2007	March 31, 2007	December 31, 2006	December 31, 2006
	Restated	Previously Reported	Restated	Previously Reported
Deferred income taxes-current	$9,024	$6,856	$8,854	$6,856
Total assets	$1,864,947	$1,862,779	$1,603,582	$1,601,584
Accrued and other liabilities	$140,492	$134,488	$127,254	$121,709
Accumulated earnings (deficit)	$(2,441)	$1,395	$(4,599)	$(1,053)

The restatement also resulted in an increase in accumulated deficit of $2.7 million as of January 1, 2006 and changes to the condensed consolidated statements of cash flows and stockholders’ equity in addition to Notes 1, 3 and 7.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

(Restated)

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Passenger	$478,554	$399,139
Cargo	899	1,214
Other	24,613	15,483

Total operating revenues	504,066	415,836
Operating Expenses:
Aircraft fuel	166,080	146,034
Salaries, wages and benefits	107,717	92,265
Aircraft rent	60,893	53,737
Maintenance, materials and repairs	33,534	33,219
Distribution	18,929	15,948
Landing fees and other rents	28,912	22,653
Aircraft insurance and security services	5,736	5,899
Marketing and advertising	11,129	11,042
Depreciation and amortization	10,241	6,074
Other operating	47,956	40,427

Total operating expenses	491,127	427,298

Operating Income (Loss)	12,939	(11,462)
Other (Income) Expense:
Interest income	(4,977)	(4,504)
Interest expense	16,662	10,436
Capitalized interest	(2,484)	(3,011)

Other (income) expense, net	9,201	2,921

Income (Loss) Before Income Taxes	3,738	(14,383)
Income tax expense (benefit)	1,580	(5,443)

Net Income (Loss)	$2,158	$(8,940)

Earnings (Loss) per Common Share
Basic	$0.02	$(0.10)
Diluted	$0.02	$(0.10)
Weighted-average Shares Outstanding
Basic	91,338	87,775
Diluted	92,881	87,775

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Restated)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$178,028	$159,100
Restricted cash	28,139	24,815
Short-term investments	169,025	151,100
Accounts receivable, less allowance of $1,194 and $1,180 at March 31, 2007 and December 31, 2006, respectively	51,888	38,613
Spare parts and supplies, less allowance for obsolescence of $1,874 and $1,749 at March 31, 2007 and December 31, 2006, respectively	29,602	17,236
Deferred income taxes	9,024	8,854
Fuel derivative contracts	13,293	—
Prepaid expenses and other current assets	19,459	17,239

Total current assets	498,458	416,957
Property and Equipment:
Flight equipment	1,064,674	885,738
Less: Accumulated depreciation	(68,044)	(60,921)

	996,630	824,817
Purchase deposits for flight equipment	112,576	119,895
Other property and equipment	111,655	113,214
Less: Accumulated depreciation	(33,286)	(42,697)

	78,369	70,517

Total property and equipment	1,187,575	1,015,229
Other Assets:
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	14,124	11,929
Deferred income taxes	923	7,772
Prepaid aircraft rent	72,461	70,802
Other assets	61,489	50,976

Total Assets	$1,864,947	$1,603,582

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

(Restated)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,420	$35,050
Accrued and other liabilities	140,492	127,254
Air traffic liability	242,315	148,938
Current portion of capital lease obligations	893	876
Current portion of long-term debt	88,844	85,969

Total current liabilities	517,964	398,087
Long-term capital lease obligations	12,745	12,979
Long-term debt	837,606	711,286
Other liabilities	104,021	101,947
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	91	91
Additional paid-in-capital	390,878	389,043
Other comprehensive income (loss)	4,083	(5,252)
Accumulated earnings (deficit)	(2,441)	(4,599)

Total stockholders’ equity	392,611	379,283

Total Liabilities and Stockholders’ Equity	$1,864,947	$1,603,582

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

(Restated)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$2,158	$(8,940)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,416	6,821
Amortization of deferred gains from sale/leaseback of aircraft	(1,117)	(1,096)
Provision for uncollectible accounts	288	155
Loss on asset disposal	1,260	1,068
Deferred income taxes	1,580	(8,690)
Share-based compensation	1,204	695
Changes in certain operating assets and liabilities:
Restricted cash	(3,324)	(2,420)
Accounts receivable	(13,563)	(11,360)
Spare parts, materials and supplies	(12,491)	(10,743)
Other assets	(6,445)	(5,421)
Prepaid aircraft rent	(1,710)	(1,766)
Accounts payable, accrued and other liabilities	27,416	19,068
Air traffic liability	93,377	82,154

Net cash provided by operating activities	99,049	59,525
Investing activities:
Purchases of property and equipment	(43,767)	(19,933)
Return (payment) of aircraft purchase deposits, net	7,319	(19,012)
Purchases of available-for-sale securities	(474,625)	(689,450)
Sales of available-for-sale securities	456,700	482,375
Other	(5,479)	—

Net cash used for investing activities	(59,852)	(246,020)
Financing activities:
Issuance of long-term debt	12,652	18,635
Payments on long-term debt	(30,725)	(13,624)
Debt issuance costs	(2,827)	(1,234)
Excess tax benefits from share-based compensation	—	2,395
Proceeds from exercise of stock options and employee stock purchase plans	631	7,969

Net cash (used for) provided by financing activities	(20,269)	14,141
Net change in cash and cash equivalents	18,928	(172,354)
Cash and cash equivalents at beginning of period	159,100	370,572

Cash and cash equivalents at end of period	$178,028	$198,218

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment in exchange for debt	$147,050	$86,500

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

(Restated)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2007	91,160	$91	$389,043	$(5,252)	$(4,599)	$379,283
Net income	—	—	—	—	2,158	2,158
Unrealized gain on derivative instruments, net of $4.9 million deferred taxes	—	—	—	8,237	—	8,237
Adjustment to post retirement expense, net of $0.2 million deferred taxes	—	—	—	1,098	—	1,098

Total comprehensive income						11,493
Issuance of common stock for exercise of options	71	—	297	—	—	297
Share-based compensation	209	—	1,204	—	—	1,204
Issuance of common stock under employee stock purchase plan	32	—	334	—	—	334

Balance at March 31, 2007	91,472	$91	$390,878	$4,083	$(2,441)	$392,611

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Restatement and Summary of Significant Accounting Policies

Restatement

We have restated our consolidated financial statements and other financial information contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and our Annual Report on Form 10-K for the year ended December 31, 2006 to correct our accounting for passenger revenues. The accompanying consolidated financial statements were restated only to reflect the adjustments described below and do not reflect events occurring after May 8, 2007, the date of the filing of our original Form 10-Q, nor modify or update those disclosures that have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission, or the SEC.

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

The following table sets forth the effects of the restatement on certain line items within our previously reported financial statements (in thousands, except per share data):

	Three Months Ended
(in 000s, except per share data) Condensed Consolidated Statement of Operations	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2006
	Restated	Previously Reported	Restated	Previously Reported
Passenger revenues	$478,554	$479,013	$399,139	$399,345
Operating income (loss)	$12,939	$13,398	$(11,462)	$(11,256)
Income (loss) before income taxes	$3,738	$4,197	$(14,383)	$(14,177)
Net income (loss)	$2,158	$2,447	$(8,940)	$(8,810)
Income (loss) per common share:
Basic	$0.02	$0.03	$(0.10)	$(0.10)
Diluted	$0.02	$0.03	$(0.10)	$(0.10)

(in 000s, except per share data) Condensed Consolidated Balance Sheet	March 31, 2007	March 31, 2007	December 31, 2006	December 31, 2006
	Restated	Previously Reported	Restated	Previously Reported
Deferred income taxes-current	$9,024	$6,856	$8,854	$6,856
Total assets	$1,864,947	$1,862,779	$1,603,582	$1,601,584
Accrued and other liabilities	$140,492	$134,488	$127,254	$121,709
Accumulated earnings (deficit)	$(2,441)	$1,395	$(4,599)	$(1,053)

The restatement also resulted in an increase in accumulated deficit of $2.7 million as of January 1, 2006 and changes to the condensed consolidated statements of cash flows and stockholders’ equity in addition to Notes 1, 3 and 7.

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

Note 3—Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
(in thousands, except per share amounts)	2007 (Restated)	2006 (Restated)
NUMERATOR:
Net income (loss) available to common stockholders	$2,158	$(8,940)

DENOMINATOR:
Weighted-average shares outstanding, basic	91,338	87,775
Effect of dilutive securities:
Stock options	1,019	—
Restricted stock	524	—

Diluted	92,881	87,775

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.02	$(0.10)

Diluted	$0.02	$(0.10)

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

Note 4—Commitments and Contingencies

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

Note 5—Long-term Debt and Capital Leases

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

Note 7—Income Tax Expense

Our effective income tax rate was 42.3 percent for the three months ended March 31, 2007 compared to 37.8 percent for the three months ended March 31, 2006. Included in our effective tax rate for the three months ended March 31, 2007 were non-recurring discrete items related to restricted stock vesting that increased our effective tax rate.

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

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K/A for the year ended December 31, 2006 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the cost and availability of aviation fuel. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

During the three months ended March 31, 2007, we continued our track record of operating profitably. We reported operating income of $12.9 million, net income of $2.2 million and diluted earnings per common share of $0.02. We set new first quarter records for passengers, traffic and capacity and initiated new service to Daytona Beach, Phoenix and Newburgh, N.Y. Additionally, we announced plans for new flights to St. Louis, Charleston, S.C., San Diego, and Portland, Maine, in the coming months.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2007 and 2006

The table below sets forth selected financial and operating data for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,				Percentage Increase (Decrease)
	2007		2006
Revenue passengers	5,080,108		4,487,485		13.2
Revenue passenger miles (RPM) (000s)(1)	3,648,119		3,060,268		19.2
Available seat miles (ASM) (000s)(2)	5,207,132		4,321,744		20.5
Passenger load factor(3)	70.1%		70.8%		(0.7	)pts.
Break-even load factor(4)	69.5%		73.4%		(3.9	)pts.
Average fare (excluding transportation taxes)(5)	$94.20		$88.94		5.9
Average yield per RPM(6)	13.12	¢	13.04	¢	0.6
Passenger revenue per ASM (RASM)(7)	9.19	¢	9.24	¢	(0.5)
Operating cost per ASM (CASM)(8)	9.43	¢	9.89	¢	(4.7)
Average stage length (miles)(9)	681		646		5.4
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.01		$2.06		(2.4)
Average daily utilization (hours:minutes)(10)	10:54		11:12		(2.7)
Number of operating aircraft in fleet at end of period	132		110		20.0

(1)	The number of revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles each seat is flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Passenger load factor that must be achieved to breakeven at the income before tax level
(5)	Passenger revenue divided by total passengers
(6)	Passenger revenue divided by RPMs
(7)	Passenger revenue divided by ASMs
(8)	Operating expenses divided by ASMs
(9)	Total aircraft miles flown divided by departures
(10)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended March 31, 2007 and 2006

Summary

We recorded operating income of $12.9 million, net income of $2.2 million and income per diluted common share of $0.02 for the first quarter of 2007. For the comparative period in 2006, we recorded an operating loss of $11.5 million, net loss of approximately $8.9 million and loss per diluted common share of $0.10.

Operating Revenues

Our operating revenues for three months ended March 31, 2007 increased $88.2 million (21.2 percent), primarily due to a 19.9 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 19.2 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), and an increase in our average yield per RPM of 0.6 percent to 13.12 cents. The increase in yield resulted primarily from a 5.9 percent increase in our average fare to $94.20. This increase in yield, when combined with our 0.7 percentage point decrease in passenger load factor, resulted in a 0.5 percent decrease in passenger unit revenues as measured by passenger revenue per available seat mile (RASM) to 9.19 cents.

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

Income Tax Expense

Our effective income tax rate was 42.3 percent for the three months ended March 31, 2007, compared to 37.8 percent for the three months ended March 31, 2006. Included in our effective tax rate for the three months ended March 31, 2007 were non-recurring discrete items related to restricted stock vesting that increased our effective tax rate.

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

Operating activities during the first quarter of 2007 provided $99.0 million of cash flow compared to $59.5 million during the same period in 2006. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing and other activities. For the quarter ended March 31, 2007, we reported net income of $2.2 million compared to a net loss of $8.9 million for the quarter ended March 31, 2006. The increased profitability favorably impacted cash provided by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, fluctuate seasonally and also provide cash as the Company grows and consequently receives additional cash for future travel. During the quarter ended March 31, 2007, our air traffic liability balance increased $83.3 million more than the related accounts receivable balance increased contributing to net cash provided by operating activities. During the quarter ended March 31, 2006, our air traffic liability balance increased $72.6 million more than the related accounts receivable balance increased, contributing to net cash flow from operating activities. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During the quarter ended March 31, 2007, the $27.4 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities. Accounts payable and accrued and other liabilities increased during the quarter due to increases in accrued employee wages and benefits, accrued B737 aircraft rent, accrued interest, liabilities to governmental authorities for taxes and fees that we collected on their behalf and various other liabilities. During the quarter ended March 31, 2006, the $19.1 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Restatement. In late July 2007, we identified possible errors in our accounting for a specific type of passenger revenue transaction. Upon completion of our investigation and analysis of these items, on August 7, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to correct our previously reported passenger revenues for the impact of these errors. The Audit Committee of our Board of Directors concurred with management’s decision to amend our previously filed reports on August 9, 2007. We do not believe the rollover impact of the errors is material to our results of operations for any individual interim or annual period. However, because the cumulative effect of the errors is material to our most recently completed fiscal year, we are restating our previously issued financial statements in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Additionally, management concluded that our failure to identify the errors in our accounting for a specific type of passenger revenue transaction constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2006, based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This material weakness caused us to amend our 2006 Form 10-K and Form 10-Q for the quarter ended March 31, 2007, in order to restate our consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 and for the quarter ended March 31, 2007.

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. In connection with the restatement, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this reevaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting described above, our disclosure controls and procedures were not effective as of the end of the period covered by this report on Form 10-Q/A.

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

Changes in Internal Control. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 6.	Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc. (Registrant)

Date: August 9, 2007	/s/ Stanley J. Gadek
Stanley J. Gadek Senior Vice President Finance, and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	—	CEO certification pursuant to Rule 13(a)-14
31.2	—	CFO certification pursuant to Rule 13(a)-14
32.1	—	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350