Form 10-Q
period 2007-06-30
AIRTRAN HOLDINGS INC
filed 2007-08-09
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of Common Stock outstanding as of the close of business on August 7, 2007: 91,620,609 par value $0.001

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended June 30, 2007

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations - Three and six months ended June 30, 2007 and 2006	1
	Condensed Consolidated Balance Sheets - June 30, 2007 and December 31, 2006	2
	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2007 and 2006	4
	Condensed Consolidated Statement of Stockholders’ Equity – Six months ended June 30, 2007	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
Signatures		23
Exhibit Listing
Ex – 10.54 Purchase Agreement No. 2444 Supplement No. 12, dated as of June 4, 2007, by and between The Boeing Company and AirTran Airways, Inc.
    Ex – 10.55  Credit Agreement, dated as of June 28, 2007, among AirTran Airways, Inc., as Borrower, Each Lender

                        Identified on Schedule 1 thereto, as Lenders, and Bayerische Hypo- und Vereinsbank AG, London Branch,

                        as Security Agent.

Ex – 10.56 Security Agreement, dated as of June 28, 2007, by and between AirTran Airways, Inc. and Bayerische Hypo- und Vereinsbank AG, London Branch, as Security Agent.
Ex – 3l.1 (Exhibit 31.1 CEO Certification)
Ex – 3l.2 (Exhibit 31.2 CFO Certification)
Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating Revenues:
Passenger	$585,875	$509,159	$1,064,429	$908,298
Cargo	1,159	865	2,058	2,079
Other	26,492	17,851	51,105	33,334

Total operating revenues	613,526	527,875	1,117,592	943,711

Operating Expenses:
Aircraft fuel	201,588	175,116	367,668	321,150
Salaries, wages and benefits	110,972	96,508	218,689	188,773
Aircraft rent	60,667	56,915	121,560	110,652
Maintenance, materials and repairs	38,190	35,015	71,724	68,234
Distribution	23,874	19,736	42,803	35,684
Landing fees and other rents	30,268	26,380	59,180	49,033
Aircraft insurance and security services	5,895	6,386	11,631	12,285
Marketing and advertising	10,151	11,960	21,280	23,002
Depreciation	11,547	6,208	21,788	12,282
Other operating	48,746	39,438	96,702	79,865

Total operating expenses	541,898	473,662	1,033,025	900,960

Operating Income	71,628	54,213	84,567	42,751
Other (Income) Expense:
Interest income	(5,521)	(5,549)	(10,498)	(10,053)
Interest expense	18,321	11,901	34,983	22,337
Capitalized interest	(2,361)	(3,284)	(4,845)	(6,295)
Gain on sale of aircraft	(6,234)	—	(6,234)	—
Other	156	—	156	—

Other (income) expense, net	4,361	3,068	13,562	5,989

Income Before Income Taxes	67,267	51,145	71,005	36,762
Income tax expense	25,208	19,368	26,788	13,925

Net Income	$42,059	$31,777	$44,217	$22,837

Earnings per Common Share
Basic	$0.46	$0.35	$0.48	$0.25
Diluted	$0.42	$0.32	$0.45	$0.25

Weighted-average Shares Outstanding
Basic	91,524	90,744	91,431	89,992
Diluted	104,366	103,806	104,244	103,534

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$230,804	$159,100
Restricted cash	29,579	24,815
Short-term investments	168,350	151,100
Accounts receivable, less allowance of $829 and $1,180 at June 30, 2007 and December 31, 2006, respectively	70,934	38,613
Spare parts and supplies, less allowance for obsolescence of $2,002 and $1,749 at June 30, 2007 and December 31, 2006, respectively	42,524	17,236
Deferred income taxes	9,221	8,854
Fuel derivative contracts	13,942	—
Prepaid expenses and other current assets	25,865	17,239

Total current assets	591,219	416,957

Property and Equipment:
Flight equipment	1,174,490	885,738
Less: Accumulated depreciation	(76,267)	(60,921)

	1,098,223	824,817
Purchase deposits for flight equipment	113,631	119,895
Other property and equipment	109,541	113,214
Less: Accumulated depreciation	(36,253)	(42,697)

	73,288	70,517

Total property and equipment	1,285,142	1,015,229

Other Assets:
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	14,659	11,929
Deferred income taxes	—	7,772
Prepaid aircraft rent	78,025	70,802
Other assets	69,964	50,976

Total Assets	$2,068,926	$1,603,582

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,410	$35,050
Accrued and other liabilities	154,698	127,254
Air traffic liability	265,950	148,938
Current portion of capital lease obligations	947	876
Current portion of long-term debt	106,198	85,969

Total current liabilities	576,203	398,087
Long-term capital lease obligations	12,492	12,979
Long-term debt	912,381	711,286
Other liabilities	103,676	101,947
Deferred tax liability	25,689	—
Commitments and Contingencies
Stockholders’ Equity:
Common stock	91	91
Additional paid-in-capital	392,802	389,043
Other comprehensive income (loss)	5,974	(5,252)
Accumulated earnings (deficit)	39,618	(4,599)

Total stockholders’ equity	438,485	379,283

Total Liabilities and Stockholders’ Equity	$2,068,926	$1,603,582

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net Income	$44,217	$22,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,540	13,755
Amortization of deferred gains from sale/leaseback of aircraft	(2,237)	(2,192)
Provisions for uncollectible accounts	579	537
(Gain) loss on asset disposals	(4,267)	1,080
Deferred income tax expense	26,788	13,926
Share based compensation	2,517	2,060
Changes in certain assets and liabilities:
Restricted cash	(4,764)	(6,103)
Accounts receivable	(27,761)	(12,245)
Spare parts, materials and supplies	(25,540)	(18,919)
Other assets	(12,980)	(38,291)
Prepaid aircraft rent	(7,274)	—
Accounts payable, accrued and other liabilities	38,821	36,858
Air traffic liability	117,012	79,065

Net cash provided by operating activities	167,651	92,368
Investing activities:
Purchases of property and equipment	(133,933)	(29,074)
Return (payment) of aircraft purchase deposits, net	6,264	(36,194)
Proceeds from sales of aircraft	72,879	—
Purchases of available-for-sale securities	(1,009,300)	(1,412,140)
Sales of available-for-sale securities	992,050	1,198,715
Acquisition costs	(7,335)	—

Net cash used for investing activities	(79,375)	(278,693)
Financing activities:
Issuance of long-term debt	43,640	33,436
Payments on long-term debt	(57,382)	(27,098)
Debt issuance costs	(4,072)	(1,829)
Proceeds from exercise of stock options and employee stock purchase plan	1,242	10,795

Net cash (used for) provided by financing activities	(16,572)	15,304
Net change in cash and cash equivalents	71,704	(171,021)
Cash and cash equivalents at beginning of period	159,100	370,572

Cash and cash equivalents at end of period	$230,804	$199,551

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment in exchange for debt	$234,650	$144,900

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2007	91,160	$91	$389,043	$(5,252)	$(4,599)	$379,283
Net income	—	—	—	—	44,217	44,217
Unrealized gain on derivative instruments, net of $5.9 million deferred taxes	—	—	—	10,054	—	10,054
Adjustment to post retirement expense, net of $0.3 million deferred taxes	—	—	—	1,172	—	1,172

Total comprehensive income						55,443
Issuance of common stock for exercise of options	126	—	584	—	—	584
Share-based compensation	241	—	2,517	—	—	2,517
Issuance of common stock under employee stock purchase plan	61	—	658	—	—	658

Balance at June 30, 2007	91,588	$91	$392,802	$5,974	$39,618	$438,485

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings or the Company) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Business

We offer scheduled airline services, using Boeing B717-200 (B717) and Boeing B737-700 (B737) aircraft, to 56 locations, primarily in short-haul markets in the eastern United States, as well as to Freeport, Grand Bahamas. We offer very competitive fares by concentrating on keeping our unit costs low. A key to our success is the enthusiasm and skill of the AirTran employees.

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

Reclassification

Certain 2006 amounts in the Condensed Consolidated Statement of Operations have been reclassified from Maintenance, material and repairs to Other operating expense to conform to current presentation. This reclassification had no impact on operating income. Certain 2006 amounts in the Condensed Consolidated Balance Sheets have been reclassified from Flight equipment to Other property and equipment.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. See Note 7 for discussion of our adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 effective January 1, 2008. We have not determined the effect, if any, that the adoption of SFAS 157 will have on our financial position or results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We will adopt SFAS 159 effective January 1, 2008. We have not yet determined the effect, if any, that the adoption of SFAS 159 will have on our financial position or results of operations.

Note 2—Stock-Based Employee Compensation

Restricted stock awards have been granted to certain of our officers, directors and key employees pursuant to our 2002 Long-Term Incentive Plan. Stock awards are grants of shares of our common stock which typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and the value is being charged on a straight-line basis to expense over the respective vesting period (generally three years). During the first six months of 2007 and 2006, we granted awards for 409,250 shares and 401,000 shares, respectively.

Approximately $1.3 million and $2.5 million was amortized as compensation expense during the three and six months ended June 30, 2007, respectively. Approximately $0.7 million and $2.1 million was amortized as compensation expense during the three and six months ended June 30, 2006, respectively. Awards for approximately 241,000 and 128,000 shares of restricted stock vested during the first six months of 2007 and 2006, respectively. As of June 30, 2007, the Company has approximately $9.0 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 921,000 restricted shares which were outstanding at such date but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts.

As of June 30, 2007, options to purchase 3.2 million shares of common stock, at exercise prices between $2.78 and $13.80 per share were outstanding. All outstanding options to purchase common shares were exercisable as of June 30, 2007.

Note 3—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
NUMERATOR:
Net income available to common stockholders	$42,059	$31,777	$44,217	$22,837
Plus income effect of assumed conversion-interest on convertible debt	1,369	1,359	2,739	2,719

Income after assumed conversion, diluted	$43,428	$33,136	$46,956	$25,556

DENOMINATOR:
Weighted-average shares outstanding, basic	91,524	90,744	91,431	89,992
Effect of dilutive securities:
Stock options	1,034	1,260	1,026	1,450
Convertible debt	11,241	11,241	11,241	11,241
Stock warrants	—	45	—	389
Restricted stock	567	516	546	462

Diluted	104,366	103,806	104,244	103,534

EARNINGS PER COMMON SHARE:
Basic	$0.46	$0.35	$0.48	$0.25

Diluted	$0.42	$0.32	$0.45	$0.25

Note 4—Commitments and Contingencies

Aircraft Purchase Commitments

During the six months ended June 30, 2007, we took delivery of eight purchased B737 aircraft, excluding two aircraft we sold as discussed below. As of June 30, 2007, we had on order 65 B737 aircraft with delivery dates between 2007 and 2012. The table below summarizes all aircraft scheduled for delivery through 2012:

Firm Aircraft Deliveries B737
Remainder of 2007	2
2008	13
2009	14
2010	14
2011	10
2012	12

Total	65

During the quarter ended June 30, 2007, we took delivery of and subsequently sold two aircraft to a carrier outside the United States for cash of approximately $78 million, of which $5.0 million was received prior to the quarter ended June 30, 2007. We recognized a gain of approximately $6.2 million related to the sale of these two aircraft. Unless otherwise expressly indicated, all aircraft delivery totals are net of these two deliveries.

In June 2007, we entered into an agreement with an aircraft manufacturer to purchase an additional 15 B737 aircraft. The newly-ordered aircraft are scheduled to be delivered to us during 2011 and 2012. Also, pursuant to that same amendment, we agreed to reschedule the delivery positions for six B737 aircraft on firm order with the aircraft manufacturer. The rescheduled aircraft were scheduled to be delivered to us during the second half of 2008 and first half of 2009. The rescheduled aircraft are now currently scheduled to be delivered to us during 2011. The new orders and revised delivery dates are reflected in the table above.

Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer. We have arranged pre-delivery deposit financing for a portion of our pre-delivery deposit requirements for aircraft scheduled to be delivered in 2007, 2009, and some in 2010. The pre-delivery deposit financing typically funds between 75 percent and 100 percent of our pre-delivery deposit obligation for any given aircraft.

Our aircraft purchase commitments for the remainder of 2007 and for the next five years, in aggregate, are (in thousands): 2007 -$93,800; 2008 - $483,000; 2009 - $508,000; 2010 - $500,600; 2011 - $363,400; and 2012 - $401,300. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Payment commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

Aircraft Financing Arrangements

Of the 65 B737 aircraft we have on order, we have secured debt financing for two B737 aircraft scheduled for delivery in 2007 and for five of the aircraft which are scheduled for delivery in 2008. Such debt financing funds approximately 85 percent of the total cost of the aircraft.

Fuel Purchase Commitments

Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party fuel supplier at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party fuel supplier at a price not to exceed a defined price, limiting our exposure to upside market price risk. Because these agreements are accounted for under the normal purchase exception included in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), these agreements are not considered derivative financial instruments for financial reporting purposes. As of June 30, 2007, utilizing forward fuel purchase contracts, we had committed to purchase 43.3 million gallons of aviation fuel at a weighted average price per gallon, excluding taxes and related fees, of $1.90 during the remainder of 2007. This represents 22.7 percent of our anticipated fuel needs for the remainder of 2007.

Cash Flow Hedges

During the six months ended June 30, 2007, we entered into jet-fuel derivative financial arrangements with a financial institution to reduce the impact of fluctuations in jet-fuel prices on future fuel expense. Our primary objective of entering into derivative arrangements is to reduce the impact on our operating results of the volatility of jet fuel prices. As of June 30, 2007 we had entered into both fuel swap arrangements and option arrangements.

Under the fuel swap arrangements, which expire October through December 2007, we pay a fixed rate between $1.79 and $2.00 per gallon and receive the monthly average price of Gulf Coast jet-fuel. As of June 30, 2007, these contracts hedge 48.9 million gallons of our fuel purchases and represent 25.6 percent of our anticipated jet fuel consumption for the remainder of 2007. We account for the fuel swap arrangements as cash flow hedges, as defined by SFAS 133. As of June 30, 2007, the fair value of these fuel swaps was an asset of $14.1 million. The effective portion of the unrealized gain or loss on the cash flow hedges is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “fuel expense” when the hedged transactions are fuel expense cash flows associated with jet-fuel purchases). During the three months ended June 30, 2007, the amount reclassified into earnings was $2.0 million, net of tax, reducing the fuel expense. Hedge ineffectiveness during the three months ended June 30, 2007 was not material.

We have entered into option agreements which as of June 30, 2007, represent 1.46 percent of our anticipated 2008 jet fuel requirements. We presently do not account for these option arrangements as hedges. Consequently, unrealized changes in the fair value of the option arrangements are classified as other (income) expense. The aggregate fair value of the option arrangements as of June 30, 2007 was a liability of $0.2 million.

During the fourth quarter of 2006, we entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 12 years, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire in 2018, we pay fixed rates of 5.085 percent and 4.9875 percent and receive the London InterBank Offered Rate (LIBOR) every three months. The primary objective for our use of interest rate hedges is to reduce the volatility of interest rates. We account for the interest rate hedges as cash flow hedges, as defined by SFAS 133. The fair values of interest rate swap derivatives are included in other assets or liabilities. As of June 30, 2007, the fair value of the interest rate swaps included in other assets is $2.1 million. As of December 31, 2006, the fair value of the interest rate swaps included in other assets is $0.1 million. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item as the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). During the three and six months ended June 30, 2007 amounts reclassified into earnings were not material.

Credit Card Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by our customers. Our agreement with the MasterCard/Visa processor expires March 31, 2008. Our other credit card processing agreements generally have no fixed term but are terminable without cause after 30 days. Each of our agreements with the organizations that process American Express, Discover, and MasterCard/Visa transactions allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to us (i.e., a “holdback”). A holdback consisting of cash escrowed by the processor is classified as restricted cash whereas a holdback consisting of a delay of cash remittance to us is classified as accounts receivable. As of June 30, 2007 we were in compliance with our credit card arrangements and we had holdbacks with only one processor. The holdback with this processor was in amounts that were not material to our cash balances. A majority of our revenues relate to credit card transactions processed by the MasterCard/Visa processor. Our agreement with the MasterCard/Visa credit card processor contains covenants which permit the processor to holdback cash remittances to us if: we do not maintain aggregate prescribed levels of unrestricted cash and short-term investments; the processor determines that there has been a material adverse occurrence; or certain other events occur. The amount which the processor may be entitled to withhold varies over time and may be up to the estimated liability for future air travel purchased with Visa and MasterCard cards (which liability was $202.7 million as of June 30, 2007). As of June 30, 2007 we were in compliance with the agreement, no remittances had been withheld and the processor was not entitled to withhold future remittances. We have the right to reduce the amount withheld to the extent that we provide the processor with a letter of credit and/or a cash deposit.

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

Note 5—Long-term Debt and Capital Leases

The components of our long-term debt, including capital lease obligations, were (in thousands):

	June 30, 2007	December 31, 2006
Floating rate aircraft notes payable through 2019, 6.76% weighted-average interest rate	$649,119	$428,680
Fixed rate aircraft notes payable through 2019, 7.02% weighted-average interest rate	72,444	76,070
7.00% convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.56% weighted-average interest rate	95,747	97,322
Floating rate aircraft pre-delivery deposit financings payable through 2010, 7.18% weighted-average interest rate	76,269	70,183
Capital lease obligations payable through 2015, 13.15% weighted-average interest rate	13,439	13,855

Total long-term debt	1,032,018	811,110
Less current maturities	107,145	86,845

Long-term debt maturities	$924,873	$724,265

Aircraft Purchase Financing Facilities

Through June 30, 2007, we have entered into seven separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft on order with the aircraft manufacturer. During the six months ended June 30, 2007, we issued equipment notes in an aggregate amount of $235.1 million (included in floating rate aircraft notes above) under these facilities as eight aircraft were delivered. The equipment notes are scheduled to mature through 2019, bear interest at a floating rate per annum above either the three- or six-month US Dollar LIBOR in effect at the commencement of each three- or six-month period, and require payments of principal and interest either quarterly or semi-annually. Each note is secured by a first mortgage on the aircraft to which it relates.

As of June 30, 2007, financing for six aircraft scheduled for delivery in the second half of 2007 and 2008 is committed under these facilities. Additionally, the lender has an option to enter into financing with us under one of the facilities for two additional B737 aircraft with delivery dates in 2008. The lender has not exercised this option.

Floating Rate Aircraft Pre-delivery Deposit Financing

In July 2007, we entered into a sixth pre-delivery deposit facility, (“PDP-6”), for purposes of financing our obligations to make pre-delivery payments on 18 B737 aircraft on order with an aircraft manufacturer. The PDP facilities entitle us to draw amounts up to approximately $82 million to fund a portion of our obligations to make pre-delivery payments on the 18 B737 aircraft which have delivery dates scheduled through 2008. Drawings made under the PDP facilities bear interest at a floating rate per annum above one-month US Dollar LIBOR. As of June 30, 2007, $12.6 million was outstanding under these facilities.

Letters of Credit

As of June 30, 2007, $14.4 million of restricted cash on the accompanying condensed consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities and insurance.

Note 6—Comprehensive Income

Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholders’ equity. Other comprehensive income is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our post retirement obligations.

The components of “Accumulated other comprehensive income (loss)”, are shown below (in thousands):

	Unrealized gain (loss) on derivative instruments	Postretirement benefit obligation	Accumulated other comprehensive income (loss)
Balance at January 1, 2007	$84	$(5,336)	$(5,252)
2007 changes in fair value, net of tax	12,016	—	12,016
Reclassification to earnings, net of tax	(1,962)	1,172	(790)

Balance at June 30, 2007	$10,138	$(4,164)	$5,974

Note 7—Income Tax Expense

Our effective income tax rate was 37.5 percent and 37.7 percent for the three and six months ended June 30, 2007 compared to 37.9 percent and 37.9 percent for the three and six months ended June 30, 2006.

We adopted the provisions of FIN 48 as of January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was not material. We did not recognize any adjustment for unrecognized tax benefits as a result of the implementation of FIN 48 or during the six months ended June 30, 2007.

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

Note 8—Proposed Acquisition of Midwest Air Group

On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest Air Group, Inc. (Midwest), for $13.25 per Midwest share, based on the closing price of our common stock on January 8, 2007. The offer consisted of $6.625 in cash and 0.5884 shares of AirTran common stock for each Midwest share. On April 2, 2007, we increased our offer to purchase all of the outstanding shares of Midwest to $15.00 per Midwest share, based on the closing price of AirTran common stock on March 30, 2007. The offer consists of $9.00 in cash and 0.5842 shares of AirTran common stock for each Midwest share. The total value of the exchange offer is $389.0 million. The offer, which is being made through a wholly-owned subsidiary, has been extended and is scheduled to expire on August 10, 2007. The offer is subject to specified conditions. We anticipate funding the cash portion of the purchase price with the proceeds from $225 million in senior secured financing under a proposed credit facility and cash on hand. As of June 30, 2007, other non-current assets include $7.7 million of incremental direct costs associated with the proposed acquisition of Midwest. Such costs, together with any additional costs incurred subsequent to June 30, 2007, would be immediately expensed if we discontinue our efforts to acquire Midwest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels and fare levels, actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the cost and availability of aviation fuel. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise except as may be required by law.

OVERVIEW

All of the operations of AirTran Holdings, Inc. (the Company, AirTran, we or us) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of July 1, 2007, we operated 87 Boeing 717-200 (B717) and 48 Boeing 737-700 (B737) aircraft offering approximately 730 scheduled flights per day to 56 locations across the United States, as well as to Freeport, Grand Bahamas.

During the three months ended June 30, 2007, we continued our track record of operating profitably. We reported operating income of $71.6 million, net income of $42.1 million and diluted earnings per common share of $0.42. We set new second quarter records for passengers, traffic and capacity and initiated new service to Charleston, San Diego, St. Louis, and Portland, Maine. The second quarter was a record quarter financially, setting records for quarterly operating and net income.

During the six months ended June 30, 2007, we also continued our growth by taking delivery of eight B737 aircraft bringing our total fleet to 135 aircraft at period end. Since June 30, 2006, we have taken delivery of 18 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased by 21.3 percent compared to the second quarter of 2006. Revenue passenger seat miles increased by 22.3 percent, resulting in a record load factor of 78.8 percent and increased 0.7 percentage points from the prior year second quarter.

Highlights from the first six months ended June 30, 2007 include the following:

•	Carried in excess of 6.3 million revenue passengers.

•	Took delivery of eight new Boeing 737-700 aircraft.

•	Initiated new service to Daytona Beach, Phoenix, Newburgh, N.Y., San Diego, St. Louis, Charleston, and Portland, Maine

•	Launched over 30 new non-stop routes.

We continue to pursue on our proposal to acquire Midwest Air Group (Midwest) with the aim of developing a stronger presence in the Midwestern United States. On April 2, 2007, we increased our offer to purchase all of the outstanding shares of Midwest to $15.00 per Midwest share, based on the closing price of AirTran common stock on March 30, 2007. The offer consists of $9.00 in cash and 0.5842 shares of AirTran common stock for each Midwest share. The total value of the exchange offer is $389.0 million. The offer, which is being made through a wholly-owned subsidiary, has been extended and is scheduled to expire on August 10, 2007. The offer is subject to specified conditions. We anticipate funding the cash portion of the purchase price with the proceeds from $225 million in senior secured financing under a proposed credit facility and cash on hand. While there can be no assurance that our offer will be accepted, we remain convinced that a combination of AirTran and Midwest Airlines would bring substantial benefits that would accrue to the shareholders, customers, employees and other stakeholders of both companies.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2007 and 2006

The table below sets forth selected financial and operating data for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Percent Change
	2007		2006
Revenue passengers	6,323,023		5,409,351		16.9
Revenue passenger miles (RPM) (000s)(1)	4,527,372		3,702,762		22.3
Available seat miles (ASM) (000s)(2)	5,747,975		4,739,070		21.3
Passenger load factor(3)	78.8%		78.1%		0.7	pts.
Break-even load factor(4)	69.7%		70.3%		(0.6	) pts.
Average fare (excluding transportation taxes)(5)	$92.66		$94.13		(1.6)
Average yield per RPM(6)	12.94	¢	13.75	¢	(5.9)
Passenger revenue per ASM (RASM)(7)	10.19	¢	10.74	¢	(5.1)
Operating cost per ASM (CASM)(8)	9.43	¢	9.99	¢	(5.6)
Average stage length (miles)(9)	689		652		5.7
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.23		$2.26		(1.3)
Average daily utilization (hours: minutes)(10)	11:12		11:18		(0.9)
Number of operating aircraft in fleet at end of period	135		117		15.4

	Six months ended June 30,				Percent Change
	2007		2006
Revenue passengers	11,403,131		9,896,836		15.2
Revenue passenger miles (RPM) (000s)(1)	8,175,491		6,763,030		20.9
Available seat miles (ASM) (000s)(2)	10,955,107		9,060,814		20.9
Passenger load factor(3)	74.6%		74.6%		—	pts.
Break-even load factor(4)	69.6%		71.6%		(2.0	) pts.
Average fare (excluding transportation taxes)(5)	$93.35		$91.78		1.7
Average yield per RPM(6)	13.02	¢	13.43	¢	(3.1)
Passenger revenue per ASM (RASM)(7)	9.72	¢	10.02	¢	(3.0)
Operating cost per ASM (CASM)(8)	9.43	¢	9.94	¢	(5.1)
Average stage length (miles)(9)	685		649		5.5
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.13		$2.17		(1.8)
Average daily utilization (hours: minutes)(10)	11:06		11:18		(1.8)
Number of operating aircraft in fleet at end of period	135		117		15.4

(1)	The number of revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles each seat is flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Passenger load factor that must be achieved to breakeven at the income before tax level.
(5)	Passenger revenue divided by total passengers
(6)	Passenger revenue divided by RPMs
(7)	Passenger revenue divided by ASMs
(8)	Operating expenses divided by ASMs
(9)	Total aircraft miles flown divided by departures
(10)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended June 30, 2007 and 2006

Summary

We recorded operating income of $71.6 million, net income of $42.1 million and income per diluted common share of $0.42 for the second quarter of 2007. For the comparative period in 2006, we recorded operating income of $54.2 million, net income of $31.8 million and income per diluted common share of $0.32.

Operating Revenues

Our operating revenues for the three months ended June 30, 2007 increased $85.7 million (16.2 percent), primarily due to a 15.1 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 22.3 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), offset by a decrease in our average yield per RPM of 5.9 percent to 12.94 cents. The decrease in yield resulted primarily from a 1.6 percent decrease in our average fare to $92.66 combined with a 4.5 percent increase in passenger length of haul. This decrease in yield, when combined with our 0.7 percentage point increase in passenger load factor, resulted in a 5.1 percent decrease in passenger unit revenues as measured by passenger revenue per available seat mile (RASM) to 10.19 cents.

During the three months ended June 30, 2007, we continued our growth by taking delivery of three B737 aircraft bringing our total fleet to 135 aircraft at period end. Since June 30, 2006, we have taken delivery of 18 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased 21.3 percent. Our traffic, as measured by revenue passenger miles, increased 22.3 percent, resulting in a 0.7 percentage point increase in passenger load factor to 78.8 percent.

Operating Expenses

Our operating expenses increased by $68.2 million (14.4 percent) on an ASM increase of 21.3 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, as measured by operating expenses per ASM, for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,				Percent Change
	2007		2006
Aircraft fuel	3.51	¢	3.70	¢	(5.1)
Salaries, wages and benefits	1.93		2.04		(5.4)
Aircraft rent	1.06		1.20		(11.7)
Maintenance, materials and repairs	0.66		0.74		(10.8)
Distribution	0.42		0.41		2.4
Landing fees and other rents	0.53		0.56		(5.4)
Aircraft insurance and security services	0.10		0.13		(23.1)
Marketing and advertising	0.18		0.25		(28.0)
Depreciation	0.20		0.13		53.8
Other operating	0.84		0.83		1.2

Total CASM	9.43	¢	9.99	¢	(5.6)

Aircraft fuel decreased 5.1 percent on a cost per ASM basis. Our fuel price per gallon, including taxes and into-plane fees, decreased 1.3 percent from $2.26 during the second quarter of 2006 to $2.23 during the second quarter of 2007. Additionally, average fuel cost per ASM was favorably impacted by the delivery of B737 aircraft. Both the average aircraft stage length and average aircraft size increased resulting in lower fuel costs per ASM.

Salaries, wages and benefits decreased 5.4 percent on a cost per ASM basis, primarily due to gains in productivity driven by the increased number of aircraft and higher daily utilization.

Aircraft rent decreased 11.7 percent on a cost per ASM basis. Since June 30, 2007, we have taken delivery of 18 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased 21.3 percent. Of the 18 aircraft we have taken delivery of since June 30, 2006, only two of the aircraft were lease financed.

Maintenance, materials and repairs decreased 10.8 percent on a cost per ASM basis. The reduction is due primarily to a higher number of heavy maintenance and other one-time maintenance events in the second quarter of 2006 as compared to the three months ended June 30, 2007. Maintenance costs per block hour were approximately $284 compared to $305 in 2006, representing a 7.0 percent decrease in maintenance costs per block hour.

Landing fees and other rents decreased 5.4 percent on a cost per ASM basis. Although there were rental rate increases implemented by various airport authorities, the total increase in expenses of 14.7 percent was offset by an ASM increase of 21.3 percent.

Aircraft insurance and security services decreased 23.1 percent on a cost per ASM basis. While the addition of 18 new Boeing aircraft to our fleet since June 30, 2006, increased our total insured hull value and related insurance premiums, the decrease on a cost per ASM basis was primarily due to a reduction in hull and liability insurance rates for our fleet coverage.

Marketing and advertising decreased 28.0 percent on a cost per ASM basis. This unit cost decrease was attributable to the expiration of certain promotional programs as well as the timing of marketing expenses.

Depreciation and amortization increased 53.8 percent on a cost per ASM basis, primarily due to the purchase of 16 B737 aircraft since June 30, 2006 and purchases of spare aircraft parts for our B737 aircraft fleet.

Non-operating Expenses

Other (income) expense, net increased by $1.3 million. Interest expense increased by $6.4 million primarily due to the effect of aircraft debt financings entered into during 2006 and 2007. Capitalized interest decreased by $0.9 million due to the delivery of 16 purchased aircraft since June 30, 2006. Capitalized interest represents interest on purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery. Additionally, we took delivery of and sold two aircraft during the second quarter 2007 resulting in a gain of $6.2 million.

Income Tax Expense

Our effective income tax rate was 37.5 percent for the three months ended June 30, 2007 compared to 37.9 percent for the three months ended June 30, 2006.

For the six months ended June 30, 2007 and 2006

Summary

We recorded operating income of $84.6 million, net income of $44.2 million and diluted earnings per common share of $0.45 for the six months ended June 30, 2007. For the comparative period in 2006, we recorded operating income of $42.8 million, net income of $22.8 million and diluted earnings per common share of $0.25.

Operating Revenues

Our operating revenues for six months ended June 30, 2007 increased $173.9 million (18.4 percent), primarily due to a 17.2 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 20.9 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), offset by a decrease in our average yield per RPM of 3.1 percent to 13.02 cents. The decrease in yield resulted primarily from a 1.7 percent increase in our average fare to $93.35 combined with a 5.0 percent increase in passenger length of haul. This increase in yield, when combined with a relatively flat passenger load factor, resulted in a 3.0 decrease in passenger unit revenues as measured by passenger revenue per available seat mile (RASM) to 9.72 cents.

During the six months ended June 30, 2007, we continued our growth by taking delivery of eight B737 aircraft bringing our total fleet to 135 aircraft at period end. Since June 30, 2006, we have taken delivery of 18 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased 20.9 percent. Our traffic, as measured by revenue passenger miles, increased 20.9 percent.

Operating Expenses

Our operating expenses for the six months ended June 30, 2007 increased $132.1 million (14.7 percent) on ASM growth of 20.9 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, as measured by operating expenses per ASM, for the six months ended June 30, 2007 and 2006, respectively:

	Six Months Ended June 30,				Percent Change
	2007		2006
Aircraft fuel	3.36	¢	3.54	¢	(5.1)
Salaries, wages and benefits	2.00		2.08		(3.8)
Aircraft rent	1.11		1.22		(9.0)
Maintenance, materials and repairs	0.65		0.75		(13.3)
Distribution	0.39		0.39		—
Landing fees and other rents	0.54		0.54		—
Aircraft insurance and security services	0.11		0.14		(21.4)
Marketing and advertising	0.19		0.25		(24.0)
Depreciation	0.20		0.14		42.9
Other operating	0.88		0.89		(1.1)

Total CASM	9.43	¢	9.94	¢	(5.1)

Aircraft fuel decreased 5.1 percent on a cost per ASM basis. Our fuel price per gallon, including taxes and into-plane fees, decreased 1.8 percent from $2.17 during the six months ended June 30, 2006 to $2.13 during the six months ended June 30, 2007. Additionally, average fuel cost per ASM was favorably impacted by the delivery of B737 aircraft. Both the average aircraft stage length and average aircraft size increased resulting in lower fuel costs per ASM

Aircraft rent decreased 9.0 percent on a cost per ASM basis. Since June 30, 2006, we have taken delivery of 18 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased 20.9 percent. Of the 18 aircraft we have taken delivery of since June 30, 2006, only two of the aircraft were lease financed.

Maintenance, materials and repairs decreased 13.3 percent on a cost per ASM basis. The reduction is due primarily to a higher number of heavy maintenance and other one-time maintenance events in 2006 as compared to the six months ended June 30, 2007. Maintenance costs per block hour were approximately $277 compared to $308 in 2006, representing a 10% decrease in maintenance costs per block hour.

Aircraft insurance and security services decreased 21.4 percent on a cost per ASM basis. While the addition of 18 new Boeing aircraft to our fleet since June 30, 2006 increased our total insured hull value and related insurance premiums, the decrease on an ASM basis was primarily due to a reduction in hull and liability insurance rates for our fleet coverage.

Marketing and advertising decreased 24.0 percent on a cost per ASM basis. This unit cost decrease was attributable to the expiration of certain promotional programs as well as the timing of marketing expenses.

Depreciation and amortization increased 42.9 percent on a cost per ASM basis, primarily due to the purchase of 16 B737 aircraft since June 30, 2006 and purchases of spare aircraft parts for our B737 aircraft fleet.

Non-operating (Income) Expense

Other (income) expense, net increased by $7.6 million. Interest expense increased by $12.6 million primarily due to the effect of aircraft debt financings entered into during 2006 and 2007. Capitalized interest decreased by $1.5 million due to the delivery of 16 aircraft since June 30, 2006. Capitalized interest represents interest on purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery. Additionally, we sold two aircraft during the second quarter 2007 resulting in a gain of $6.2 million.

Income Tax Expense

Our effective income tax rate was 37.7 percent for the six months ended June 30, 2007 compared to 37.9 percent for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had total cash, cash equivalents and short term investments of $399.2 million, which is an increase of $89.0 million compared to December 31, 2006. Short-term investments represent auction rate securities with reset periods of less than 12 months. As of June 30, 2007, we also had $29.6 million of restricted cash. Our primary sources of cash are from operating activities and primary uses of cash are for investing and financing activities.

Operating activities during the first six months of 2007 provided $167.7 million of cash flow compared to $92.4 million during the same period in 2006. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing and other activities. For the six months ended June 30, 2007, we reported net income of $44.2 million compared to net income of $22.8 million for the six months ended June 30, 2006. The increased profitability favorably impacted cash provided by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, fluctuate seasonally and also provide cash as the Company grows and consequently receives additional cash for future travel. During the six months ended June 30, 2007, our air traffic liability balance increased $100.0 million more than the related accounts receivable balance increased contributing to net cash provided by operating activities. During the six months ended June 30, 2006, our air traffic liability balance increased $70.0 million more than the related accounts receivable balance increased, contributing to net cash flow from operating activities. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During the six months ended June 30, 2007, the $38.8 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities. Accounts payable and accrued and other liabilities increased during the period due to increases in accrued employee wages and benefits, accrued B737 aircraft rent, accrued interest, liabilities to governmental authorities for taxes and fees that we collected on their behalf and various other liabilities. During the six months ended June 30, 2006, the $36.9 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

We used cash to increase other assets by $13.0 million and $38.3 million during the six months ended June 30, 2007 and 2006, respectively. Other assets include aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Additionally cash was used to increase spare parts, materials and supplies by $25.5 million and $18.9 million for the six months ended June 30, 2007 and 2006, respectively primarily due to increases in our prepaid fuel inventory.

Investing activities during the six months ended June 30, 2007 used $79.4 million in cash compared to the $278.7 million used during the analogous period in 2006. Purchases and sales of available for sales securities are classified as investing activities. During the six months ended June 30, 2007, purchases of available for sale securities exceeded sales of available for sale securities by $17.3 million. During the six months ended June 30, 2006, purchases of available for sale securities exceeded sales of available for sale securities by $213.4 million. Investing activities also include expenditures for aircraft deposits, the purchase of aircraft and other property and equipment and deferred costs related to the proposed Midwest acquisition.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of such deposits in the aircraft. During the six months ended June 30, 2007, we received $64.5 million in previously paid aircraft deposits while paying $58.2 million in new aircraft deposits. During the six months ended June 30, 2007, we purchased 10 B737 aircraft, of which two were sold to an airline outside of the United States. We expended $121.3 million in cash and incurred $234.7 million of debt related to the acquisition of these aircraft. During the six months ended June 30, 2006, we purchased five B737 aircraft. We expended $29.1 million in cash and incurred $144.9 million of debt related to the acquisition of these aircraft.

In May 2007, the Company purchased and subsequently sold two B737 aircraft. The cost of the two aircraft is included in total property and equipment purchases. Cash received for the two aircraft was $77.9 million, of which $5.0 million was received in the second half of the prior year.

During the six months ended June 30, 2007, we expended $12.7 million in cash for the acquisition of other property and equipment. Acquisitions of other property and equipment included purchases of rotable spare parts, additions to leasehold improvements and the purchase of ground and computer equipment.

Financing activities used $16.6 million of cash during the six months ended June 30, 2007 compared to providing cash of $15.3 million in the similar period in 2006. During the six months ended June 30, 2007, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $43.2 million and repaid $57.4 million of our outstanding debt financing. During the six months ended June 30, 2006, we repaid $27.1 million of our outstanding debt financing. Also, during the first six months of 2007, we borrowed $234.7 million in non-cash transactions to finance the purchase of 8 B737 aircraft. During the first six months of 2006, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $33.4 million. During the first six months of 2006, we borrowed $144.9 million in non-cash aircraft purchase debt financing transactions. See Note 5 to Condensed Consolidated Financial Statements for additional information regarding our outstanding debt.

During the six months ended June 30, 2007 and 2006, we received $1.2 million and $10.8 million, respectively, from the exercise of employee options for the purchase of common stock.

Proposed Acquisition of Midwest Air Group

On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest Air Group, Inc. (Midwest), for $13.25 per Midwest share, based on the closing price of our common stock on January 8, 2007. The offer consisted of $6.625 in cash and 0.5884 shares of AirTran common stock for each Midwest share. Because we believe a combination of the two airlines would strengthen both airlines we are continuing to pursue the acquisition of Midwest. On April 2, 2007, we increased our offer to purchase all of the outstanding shares of Midwest to $15.00 per Midwest share, based on the closing price of AirTran common stock on March 30, 2007. The offer consists of $9.00 in cash and 0.5842 shares of AirTran common stock for each Midwest share. The total value of the exchange offer is $389.0 million. The offer, which is being made through a wholly-owned subsidiary, has been extended and is scheduled to expire on August 10, 2007. The offer is subject to specified conditions. We anticipate funding the cash portion of the purchase price with the proceeds from $225 million in senior secured financing under a proposed credit facility and cash on hand. As of June 30, 2007, other non-current assets include $7.7 million of incremental direct costs associated with the proposed acquisition of Midwest. Such costs, together with any additional costs incurred subsequent to June 30, 2007 would be immediately expensed if we discontinue our efforts to acquire Midwest.

Aircraft Acquisitions and Aircraft Purchase Commitments

During the six months ended June 30, 2007, we took delivery of eight purchased B737 aircraft. As of June 30, 2007, we had on order 65 B737 aircraft with delivery dates between 2007 and 2012. The table below illustrates all aircraft scheduled for delivery through 2012:

Firm Aircraft Deliveries B737
Remainder of 2007	2
2008	13
2009	14
2010	14
2011	10
2012	12

Total	65

During the quarter ended June 30, 2007, we took delivery of and promptly sold two additional aircraft which were sold to a carrier outside the United States. We recognized a gain of approximately $6.2 million related to the sale of these two aircraft.

In June 2007, we entered into an amendment with an aircraft manufacturer in which the Company agreed to purchase an additional 15 B737 aircraft. The newly-ordered aircraft are scheduled to be delivered to the Company during 2011 and 2012. Also, pursuant to that same amendment, we agreed to reschedule the delivery positions for six B737 aircraft on firm order with the aircraft manufacturer. The rescheduled aircraft were scheduled to be delivered to the Company during the second half of 2008 and first half of 2009. The rescheduled aircraft are now currently scheduled to be delivered to the Company during 2011 and are reflected in the table above.

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

Our aircraft purchase commitments for the remainder of 2007 and for the next five years, in aggregate, are (in thousands): 2007 - $93,800; 2008 - $483,000; 2009 - $508,000; 2010 - $500,600; 2011 - $363,400; and 2012 - $401,300. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Payment commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

Aircraft Financing Arrangements

Of the 65 B737 aircraft we have on order, we have secured debt financing for two B737 aircraft scheduled for delivery in 2007 and for five of the aircraft which are scheduled to be delivered in 2008. Such debt financing funds approximately 85 percent of the total cost of the aircraft. While our intention is to finance the remainder of the aircraft on order through a combination of debt and lease financings, we have not yet arranged for such financing.

Letters of Credit

As of June 30, 2007, $14.4 million of restricted cash on the accompanying condensed consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities and insurance.

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

We have various options available to meet our debt repayments, capital expenditures and operating commitments including internally generated funds and various financing or leasing options. Additionally, we have an outstanding shelf registration which we may utilize to raise funds for aircraft financings or other purposes in the future. However, we have no unused lines of credit available and our owned aircraft and our pre-delivery deposits are pledged as collateral for outstanding debt. There can be no assurance that financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if we are unable to generate revenues to cover our costs, we may slow our growth, including through the rescheduling of aircraft deliveries or through the sale, lease or sublease of some of our aircraft.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, other than those discussed below.

Interest Rates

We had approximately $725.4 million and $498.9 million of variable-rate debt as of June 30, 2007 and December 31, 2006, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. These swaps expire in May 2018, June 2018, and July 2018. The notional amount of the outstanding interest rate swaps at June 30, 2007 was $82.3 million. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. If average interest rates increase by 100 basis points during the remainder of 2007, our projected 2007 interest expense would increase by approximately $3.2 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended June 30, 2007 and 2006 represented approximately 37.2 percent and 37.0 percent of our operating expenses, respectively. Aircraft fuel expense for the six months ended June 30, 2007 and 2006 represented approximately 35.6 percent and 35.6 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel purchase contracts involving both fixed-price arrangements and cap arrangements. Fixed-price arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at defined prices. Cap arrangements consist of an agreement to purchase defined quantities of aviation fuel from a third party at a price not to exceed a defined price, limiting our exposure to upside market price risk. Because these agreements are accounted for under the normal purchases exception included in SFAS 133, these agreements are not considered derivative financial instruments. As of June 30, 2007, utilizing forward fuel purchase contracts, we had committed to purchase 43.3 million gallons of aviation fuel at a weighted average price per gallon, excluding taxes and related fees, of $1.90 for the remainder of 2007. This represents 22.7 percent of our anticipated fuel needs for the remainder of 2007.

In addition to the fuel purchase contracts discussed above, we have entered into jet fuel derivative financial arrangements with financial institutions to reduce the impact of fluctuations in jet fuel prices on future fuel expense. Our primary objective of entering into derivative arrangements is to reduce the impact on our operating results of the volatility of Gulf Coast jet fuel prices. As of June 30, 2007 the fair market value of our fuel derivatives was $13.9 million and was comprised of both fuel swap arrangements and option arrangements. For every dollar increase per barrel in crude oil or refining costs , our fuel expense for the remainder of 2007, net of fuel contract arrangements and derivative financial instruments, would increase approximately $2.5 million based on current and projected operations.

ITEM 4.	CONTROLS AND PROCEDURES

Restatement. In late July 2007, we identified possible errors in our accounting for a specific type of passenger revenue transaction. Upon completion of our investigation and analysis of these items, on August 7, 2007, our management concluded that we would amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to correct our previously reported passenger revenues for the impact of these errors. The Audit Committee of our Board of Directors concurred with management’s decision to amend our previously filed reports on August 9, 2007. We do not believe the rollover impact of the errors is material to our results of operations for any individual interim or annual period. However, because the cumulative effect of the errors is material to our most recently completed fiscal year, we restated our previously issued financial statements in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Additionally, management concluded that our failure to identify the errors in our accounting for a specific type of passenger revenue transaction constituted a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Solely as a result of this material weakness, our management has revised its earlier assessment and concluded that our internal control over financial reporting was not effective as of December 31, 2006, based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This material weakness caused us to amend our 2006 Form 10-K and Form 10-Q for the quarter ended March 31, 2007, in order to restate our consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 and for the quarter ended March 31, 2007.

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. In connection with the restatement, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”)). Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the material weakness in our internal control over financial reporting described above, our disclosure controls and procedures were not effective as of the end of the period covered by this report on Form 10-Q.

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

Changes in Internal Control. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 23, 2007. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms; with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
J. Veronica Biggins	75,233,563	9,061,865
Robert L. Fornaro	76,534,897	7,760,531
Alexis P. Michas	76,644,100	7,651,328

As indicated in the table above, J. Veronica Biggins, Robert L. Fornaro and Alexis P. Michas were elected as Class III Directors for terms expiring at the 2010 annual meeting of stockholders. The terms of the following Class II directors will continue until the annual meeting in 2008: G. Peter D’Aloia, Jere A. Drummond, John F. Fiedler and William J. Usery, Jr. The terms of the following Class I Directors will continue until the annual meeting in 2009: Don L. Chapman, Lewis H. Jordan, and Joseph B. Leonard.

Item 5.    Other Information

None

Item 6.    Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	10.54 -	Purchase Agreement No. 2444 Supplement No. 12, dated as of June 4, 2007, by and between The Boeing Company and AirTran Airways, Inc.

	10.55 -	Credit Agreement, dated as of June 28, 2007, among AirTran Airways, Inc., as Borrower, Each Lender Identified on Schedule 1 thereto, as Lenders, and Bayerische Hypo- und Vereinsbank AG, London Branch, as Security Agent.

	10.56 -	Security Agreement, dated as of June 28, 2007, by and between AirTran Airways, Inc. and Bayerische Hypo- und Vereinsbank AG, London Branch, as Security Agent.

	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer

	31.2 -	Rule 13(a)-14 Certification of Chief Financial Officer

	32.1 -	CEO certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: August 9, 2007	/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.54	-	Purchase Agreement No. 2444 Supplement No. 12, dated as of June 4, 2007, by and between The Boeing Company and AirTran Airways, Inc.

10.55	-	Credit Agreement, dated as of June 28, 2007, among AirTran Airways, Inc., as Borrower, Each Lender Identified on Schedule 1 thereto, as Lenders, and Bayerische Hypo- und Vereinsbank AG, London Branch, as Security Agent.

10.56	-	Security Agreement, dated as of June 28, 2007, by and between AirTran Airways, Inc. and Bayerische Hypo- und Vereinsbank AG, London Branch, as Security Agent.

31.1	-	CEO certification pursuant to Rule 13(a)-14

31.2	-	CFO certification pursuant to Rule 13(a)-14

32.1	-	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350