Form 10-Q
period 2007-09-30
AIRTRAN HOLDINGS INC
filed 2007-11-05
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of Common Stock outstanding as of the close of business on October 29, 2007: 91,703,204 par value $0.001

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended September 30, 2007

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating Revenues:
Passenger	$580,558	$466,766	$1,644,987	$1,375,064
Cargo	1,075	864	3,133	2,943
Other	26,922	19,227	78,027	52,561

Total operating revenues	608,555	486,857	1,726,147	1,430,568
Operating Expenses:
Aircraft fuel	214,867	190,716	582,535	511,866
Salaries, wages and benefits	118,733	98,862	337,422	287,635
Aircraft rent	60,582	59,429	182,142	170,081
Maintenance, materials and repairs	40,009	29,105	111,733	97,339
Distribution	23,020	18,065	65,823	53,749
Landing fees and other rents	31,382	27,660	90,562	76,693
Aircraft insurance and security services	6,228	6,596	17,859	18,881
Marketing and advertising	10,238	12,527	31,518	35,529
Depreciation	13,084	7,360	34,872	19,642
Other operating	51,946	40,528	148,648	120,393

Total operating expenses	570,089	490,848	1,603,114	1,391,808

Operating Income (Loss)	38,466	(3,991)	123,033	38,760
Other (Income) Expense:
Interest income	(5,517)	(6,369)	(16,015)	(16,422)
Interest expense	20,099	13,459	55,082	35,796
Capitalized interest	(2,247)	(3,503)	(7,092)	(9,798)
Gain on sale of aircraft	—	—	(6,234)	—
Midwest exchange offer expenses	10,650	—	10,650	—
Other	(1,596)	—	(1,440)	—

Other (income) expense, net	21,389	3,587	34,951	9,576

Income (Loss) Before Income Taxes	17,077	(7,578)	88,082	29,184
Income tax expense (benefit)	6,440	(3,010)	33,228	10,915

Net Income (Loss)	$10,637	$(4,568)	$54,854	$18,269

Earnings (Loss) per Common Share
Basic	$0.12	$(0.05)	$0.60	$0.20
Diluted	$0.11	$(0.05)	$0.57	$0.20
Weighted-average Shares Outstanding
Basic	91,642	90,923	91,502	90,305
Diluted	93,114	90,923	104,282	92,377

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$163,938	$159,100
Restricted cash	28,307	24,815
Short-term investments	192,625	151,100
Accounts receivable, less allowance of $1,047 and $1,180 at September 30, 2007 and December 31, 2006, respectively	68,311	38,613
Spare parts and supplies, less allowance for obsolescence of $2,139 and $1,749 at September 30, 2007 and December 31, 2006, respectively	31,701	9,554
Deferred income taxes	9,221	8,854
Fuel derivative contracts	9,763	—
Prepaid expenses and other current assets	45,141	24,921

Total current assets	549,007	416,957
Property and Equipment:
Flight equipment	1,249,435	885,738
Less: Accumulated depreciation	(85,543)	(60,921)

	1,163,892	824,817
Purchase deposits for flight equipment	115,706	119,895
Other property and equipment	117,594	113,214
Less: Accumulated depreciation	(39,907)	(42,697)

	77,687	70,517

Total property and equipment	1,357,285	1,015,229
Other Assets:
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	15,741	11,929
Deferred income taxes	—	7,772
Prepaid aircraft rent	79,805	70,802
Other assets	63,801	50,976

Total Assets	$2,095,556	$1,603,582

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,878	$35,050
Accrued and other liabilities	149,474	127,254
Air traffic liability	242,865	148,938
Current portion of capital lease obligations	1,032	876
Current portion of long-term debt	104,943	85,969

Total current liabilities	548,192	398,087
Long-term capital lease obligations	12,188	12,979
Long-term debt	956,806	711,286
Other liabilities	103,013	101,947
Deferred income taxes	29,242	—
Commitments and Contingencies
Stockholders’ Equity:
Common stock	91	91
Additional paid-in-capital	394,534	389,043
Other comprehensive income (loss)	1,235	(5,252)
Accumulated earnings (deficit)	50,255	(4,599)

Total stockholders’ equity	446,115	379,283

Total Liabilities and Stockholders’ Equity	$2,095,556	$1,603,582

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net Income	$54,854	$18,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,359	21,717
Amortization of deferred gains from sale/leaseback of aircraft	(3,357)	(3,289)
Midwest exchange offer expenses	10,650	—
Provisions for uncollectible accounts	1,149	1,122
(Gain) loss on asset disposals	(3,506)	1,153
Deferred income tax expense	33,228	10,915
Stock-based compensation	3,706	3,284
Changes in certain assets and liabilities:
Restricted cash	(3,492)	(3,891)
Accounts receivable	(30,847)	(14,797)
Spare parts, materials and supplies	(22,537)	(7,797)
Other assets	(33,547)	(42,911)
Prepaid aircraft rent	(9,053)	(5,106)
Accounts payable, accrued and other liabilities	44,323	36,459
Air traffic liability	93,927	59,458

Net cash provided by operating activities	171,857	74,586
Investing activities:
Purchases of property and equipment	(158,315)	(65,610)
Purchases of available-for-sale securities	(1,587,925)	(2,030,940)
Return (payment) of aircraft purchase deposits, net	12,418	(30,640)
Sales of available-for-sale securities	1,546,400	1,835,065
Proceeds from sale of aircraft	72,879	—
Midwest exchange offer expenses	(10,348)	—

Net cash used for investing activities	(124,891)	(292,125)
Financing activities:
Issuance of long-term debt	46,720	56,244
Payments on long-term debt	(84,740)	(44,545)
Debt issuance costs	(5,893)	(3,308)
Proceeds from exercise of stock options and employee stock purchase plan	1,785	11,487

Net cash (used for) provided by financing activities	(42,128)	19,878
Net change in cash and cash equivalents	4,838	(197,661)
Cash and cash equivalents at beginning of period	159,100	370,572

Cash and cash equivalents at end of period	$163,938	$172,911

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment in exchange for debt	$293,650	$203,600

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2007	91,160	$91	$389,043	$(5,252)	$(4,599)	$379,283
Net income	—	—	—	—	54,854	54,854
Unrealized gain on derivative instruments, net of income taxes of $3.1 million	—	—	—	5,242	—	5,242
Reclassification of post retirement expense to earnings, net of income taxes of $0.6 million	—	—	—	1,245	—	1,245

Total comprehensive income						61,341
Issuance of common stock for exercise of options	159	—	754	—	—	754
Share-based compensation	274	—	3,706	—	—	3,706
Issuance of common stock under employee stock purchase plan	96	—	1,031	—	—	1,031

Balance at September 30, 2007	91,689	$91	$394,534	$1,235	$50,255	$446,115

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings or the Company) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

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

Business

We offer scheduled airline services, using Boeing B717-200 (B717) and Boeing B737-700 (B737) aircraft, to 55 locations, primarily in short-haul markets in the eastern United States.

Our financial and operating results for any interim period are not indicative of those for the entire year. Air travel tends to be seasonal with the highest level of travel during the winter months to Florida and the summer months to the northeastern and western United States.

We manage our operations on a system-wide basis due to the interdependence of our route structure in the various markets we serve. As we offer only one service (i.e., air transportation), management has concluded that we only have one segment of business.

Reclassification and Restatement

Certain 2006 amounts in the Condensed Consolidated Statements of Operations have been reclassified from Maintenance, material and repairs to Other operating expense to conform to current year presentation. This reclassification had no impact on operating income. Certain 2006 amounts in the Condensed Consolidated Balance Sheets have been reclassified from Flight equipment to Other property and equipment.

As previously disclosed, in August 2007 we amended our Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to correct the misallocation of certain amounts between passenger revenues and certain transportation-related taxes with respect to passenger upgrade revenue transactions, the result of which amendments was to decrease passenger revenues and increase accrued liabilities in the applicable periods. The misallocations had resulted in overstatements of passenger revenues of less than 0.1 percent of our passenger revenues during each applicable period. Although we concluded the rollover impact of the errors was not material to our results of operations for any individual interim or annual period, we concluded that restatement of our previously issued financial statements was required in accordance with the guidance provided in SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements because the cumulative effect of the errors was material to the year ended December 31, 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109 (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. We adopted the provisions of FIN 48 as of January 1, 2007. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We will adopt SFAS 159 effective January 1, 2008. We have not yet determined whether we will elect to measure items within the scope of SFAS 159 at fair value and, as a result, we have not assessed the potential impact, if any, that the adoption of SFAS 159 will have on our financial position or results of operations.

Note 2—Stock-Based Employee Compensation

Restricted stock awards have been granted to certain of our officers, directors and key employees pursuant to our 2002 Long-Term Incentive Plan. Restricted stock awards are grants of shares of our common stock which typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and charged to expense on a straight-line basis over the respective vesting period (generally three years). During the first nine months of 2007 and 2006, we granted restricted stock awards for approximately 412,000 shares and 470,000 shares, respectively, and approximately 274,000 and 253,000 shares, respectively, of restricted stock vested.

Compensation expense for our restricted stock grants was $1.2 million and $3.7 million during the three and nine months ended September 30, 2007, respectively, and $1.2 million and $3.3 million during the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, we have $7.9 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 896,000 restricted shares which were outstanding at such date but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts.

As of September 30, 2007, options to purchase 3.2 million shares of common stock, at exercise prices between $2.78 and $13.80 per share were outstanding. All outstanding options to purchase common shares were exercisable as of September 30, 2007.

Note 3—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
NUMERATOR:
Net income (loss) available to common stockholders	$10,637	$(4,568)	$54,854	$18,269
Plus income effect of assumed conversion-interest on convertible debt	—	—	4,108	—

Income (loss) after assumed conversion, diluted	$10,637	$(4,568)	$58,962	$18,269

DENOMINATOR:
Weighted-average shares outstanding, basic	91,642	90,923	91,502	90,305
Effect of dilutive securities:
Stock options	903	—	985	1,318
Convertible debt	—	—	11,241	—
Stock warrants	—	—	—	260
Restricted stock	569	—	554	494

Diluted shares	93,114	90,923	104,282	92,377

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.12	$(0.05)	$0.60	$0.20

Diluted	$0.11	$(0.05)	$0.57	$0.20

Note 4—Commitments and Contingencies

Aircraft Purchase Commitments

During the nine months ended September 30, 2007, we took delivery of ten purchased B737 aircraft, excluding two aircraft as discussed below. As of September 30, 2007, we had on order 63 B737 aircraft with delivery dates between 2008 and 2012. The table below summarizes all aircraft scheduled for delivery:

Firm Aircraft Deliveries B737
2008	10
2009	14
2010	14
2011	13
2012	12

Total	63

In May 2007, we took delivery of and subsequently sold two aircraft for cash proceeds of $77.9 million, of which $5.0 million was received prior to 2007. We recognized a gain of $6.2 million related to the sale of these two aircraft. Unless otherwise expressly indicated, all aircraft delivery totals are net of these two deliveries.

In June 2007, we entered into an amendment to an agreement with an aircraft manufacturer to purchase an additional 15 B737 aircraft. The newly-ordered aircraft are scheduled to be delivered during 2011 and 2012. Also, pursuant to that same amendment, we agreed to reschedule the delivery positions for six B737 aircraft on firm order. The aircraft originally scheduled to be delivered during the second half of 2008 and first half of 2009 are now scheduled to be delivered during 2011. In October 2007 we rescheduled the delivery dates for three B737 aircraft on firm order. The new orders and revised delivery dates are reflected in the table above.

Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer. We have arranged pre-delivery deposit financing for a portion of our pre-delivery deposit requirements for aircraft scheduled to be delivered in 2008, 2009, and some in 2010. The pre-delivery deposit financing typically funds between 75 percent and 80 percent of our pre-delivery deposit obligation for any given aircraft.

Our aircraft purchase commitments for the remainder of 2007 and for the next five years, in aggregate, are (in thousands): 2007 -$4,100; 2008—$391,300; 2009—$508,000; 2010—$518,600; 2011—$462,300; and 2012—$401,300. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Payment commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

Aircraft Financing Arrangements

Of the 63 B737 aircraft we have on order, we have secured debt financing for nine B737 aircraft scheduled for delivery in 2008. Such debt financing funds approximately 85 percent of the total cost of the aircraft. While our intention is to finance the remainder of the aircraft on order through a combination of debt and lease financings, we have not yet arranged for such financing.

Fuel Purchase Commitments

Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel pricing arrangements in purchase contracts with fuel suppliers covering a portion of our anticipated fuel requirements. The fuel pricing arrangements consist of both fixed price and collar arrangements. Because these contracts are accounted for under the normal purchase exception included in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), these contracts are not considered derivative financial instruments for financial reporting purposes. As of September 30, 2007, utilizing such contracts, we had committed to purchase 21.2 million gallons of aviation fuel at an estimated weighted average price per gallon, excluding taxes and related fees, of $2.20 during the remainder of 2007. This represents 22.9 percent of our anticipated fuel needs for the remainder of 2007. As of September 30, 2007, we had no fuel pricing arrangements with fuel suppliers for 2008. For a discussion of jet-fuel derivative financial instruments, see Note 6.

Credit Card Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by our customers. Our agreement with the MasterCard/Visa processor expires March 31, 2008. Our other credit card processing agreements generally have no fixed term but are terminable without cause after 30 days. Each of our agreements with the organizations that process American Express, Discover, and MasterCard/Visa transactions allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to us (i.e., a “holdback”). A holdback consisting of cash escrowed by the processor is classified as restricted cash whereas a holdback consisting of a delay of cash remittance to us is classified as accounts receivable. As of September 30, 2007 we were in compliance with our credit card arrangements and we had holdbacks with only one processor. The holdback with this processor was not material to our cash balances. A majority of our revenues relate to credit card transactions processed by the MasterCard/Visa processor. Our agreement with the MasterCard/Visa credit card processor contains covenants which permit the processor to holdback cash remittances to us if: we do not maintain aggregate prescribed levels of unrestricted cash and short-term investments; the processor determines that there has been a material adverse occurrence; or certain other events occur. The amount which the processor may be entitled to withhold varies over time and may be as high as the estimated liability for future air travel purchased with Visa and MasterCard cards (which liability was $192.7 million as of September 30, 2007). As of September 30, 2007 we were in compliance with the agreement, no remittances had been withheld and the processor was not entitled to withhold future remittances. We have the right to reduce the amount withheld to the extent that we provide the processor with a letter of credit and/or a cash deposit.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not determinable or estimable. Historically, we have not incurred significant costs related to such indemnifications. These indemnities consist of the following:

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

Taxes

We remit a variety of taxes and fees to various governmental authorities including: income taxes; transportation fees and taxes collected from our customers; property taxes; sales and use taxes; and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes which are not based on income are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Uncertain income tax positions taken on income tax returns are accounted for in accordance with FIN 48, effective January 1, 2007. Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as: the availability of new information; the lapsing of applicable statutes of limitations; the conclusion of tax audits; the measurement of additional estimated liability based on current calculations; the identification of new tax contingencies; or the rendering of relevant court decisions.

Note 5—Long-term Debt

The components of long-term debt were (in thousands):

	September 30, 2007	December 31, 2006
Floating rate aircraft notes payable through 2019, 6.82% weighted-average interest rate	$697,645	$428,680
Fixed rate aircraft notes payable through 2019, 7.02% weighted-average interest rate	69,979	76,070
7.00% convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.56% weighted-average interest rate	95,747	97,322
Floating rate aircraft pre-delivery deposit financings payable through 2010, 7.49% weighted-average interest rate	73,378	70,183

Total long-term debt	1,061,749	797,255
Less current maturities	104,943	85,969

Long-term debt maturities	$956,806	$711,286

Aircraft Purchase Financing Facilities

Through September 30, 2007, we have entered into seven separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft on order with the aircraft manufacturer. During the nine months ended September 30, 2007, we issued equipment notes in an aggregate amount of $295 million (included in floating rate aircraft notes above) under these facilities as ten aircraft were delivered. The equipment notes are scheduled to mature through 2019, bear interest at a floating rate per annum above either the three- or six-month US Dollar LIBOR in effect at the commencement of each three- or six-month period, and require payments of principal and interest either quarterly or semi-annually. Each note is secured by a first mortgage on the aircraft to which it relates. As of September 30, 2007, financing for nine aircraft scheduled for delivery during 2008 is committed under these facilities.

Floating Rate Aircraft Pre-delivery Deposit Financing

In June 2007, we entered into a fifth pre-delivery deposit facility for purposes of financing our obligations to make pre-delivery payments on 18 B737 aircraft on order with an aircraft manufacturer. The facilities entitle us to draw amounts up to approximately $82 million to fund a portion of our obligations to make pre-delivery payments on the 18 B737 aircraft which have delivery dates scheduled through 2010. Drawings made under the facilities bear interest at a floating rate per annum above one-month US Dollar LIBOR. As of September 30, 2007, $61.3 million was available under these facilities.

Letters of Credit

As of September 30, 2007, $13.8 million of restricted cash on the accompanying condensed consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities and insurance.

Note 6—Derivative Financial Instruments

During the nine months ended September 30, 2007, we entered into various jet-fuel derivative financial instruments with financial institutions to reduce the impact of fluctuations in jet-fuel prices on future fuel expense. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of jet-fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of September 30, 2007, we had entered into both fuel swap arrangements and option arrangements.

Under the fuel swap arrangements, which expire October through December 2007, we pay a fixed rate between $1.79 and $2.00 per gallon and receive the monthly average price of Gulf Coast jet-fuel. As of September 30, 2007, these contracts hedge 22.7 million gallons of our fuel purchases and represent 24.6 percent of our anticipated jet fuel consumption for the remainder of 2007. We account for the fuel swap arrangements as cash flow hedges, as defined by SFAS 133. The effective portion of the unrealized gain or loss on the cash flow hedges is reported as a component of other comprehensive income and reclassified into earnings as an adjustment to fuel expense in the period or periods during which the hedged transaction affects earnings. The ineffective portion of the unrealized gain or loss on the cash flow hedges is reported currently in earnings. During the three months ended September 30, 2007, the amount reclassified into earnings was $9.5 million or $6.0 million, net of tax, reducing fuel expense. Hedge ineffectiveness during the nine months ended September 30, 2007 was not material.

We have entered into option agreements which, as of September 30, 2007, represent 2.2 percent of our anticipated requirements for the remainder of 2007 and 3.9 percent of our anticipated 2008 jet fuel requirements. Through September 30, 2007, the option agreements did not qualify as hedges under SFAS 133 because we did not have the required documentation in place during that period. As a result, the increase in the fair value of the option agreements of $1.6 million and $1.4 million during the three and nine months ended September 30, 2007, respectively, consisting of unrealized gains, was recorded as a component of other non-operating income. We expect to complete the documentation required under SFAS 133 on a portion of these options during the fourth quarter and will prospectively account for these arrangements as cash flow hedges.

During the fourth quarter of 2006 and the third quarter of 2007, we entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 12 years, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire in 2018, we pay fixed rates between 4.92 percent and 5.085 percent and receive the London InterBank Offered Rate (LIBOR) every three months. The primary objective for our use of interest rate hedges is to reduce the impact on our operating results of the volatility of interest rates. We account for the interest rate hedges as cash flow hedges, as defined by SFAS 133. The fair values of interest rate swap derivatives are included in other assets or liabilities. The fair value of the interest rate swaps included in other assets is $0.1 million as of September 30, 2007 and December 31, 2006, respectively. The effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings as an adjustment to interest expense in the period or periods during which the hedged transaction affects earnings. During the three and nine months ended September 30, 2007 amounts reclassified into earnings were not material.

Note 7—Comprehensive Income

Comprehensive income encompasses net income and “other comprehensive income,” which includes all other non-owner transactions and events that change stockholders’ equity. Other comprehensive income is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our post retirement obligations.

The components of “Accumulated other comprehensive income (loss)”, are shown below (in thousands):

	Unrealized gain (loss) on derivative instruments	Postretirement benefit obligation	Accumulated other comprehensive income (loss)
Balance at January 1, 2007	$84	$(5,336)	$(5,252)
2007 changes in fair value, net of tax	11,226	—	11,226
Reclassification to earnings, net of tax	(5,984)	1,245	(4,739)

Balance at September 30, 2007	$5,326	$(4,091)	$1,235

Note 8—Withdrawal of Offer to Acquire Midwest Air Group

On August 12, 2007, we announced that our exchange offer for all of the outstanding shares of Midwest Air Group, Inc. (Midwest) had terminated and on August 17, 2007, we announced that we had terminated all our efforts to acquire Midwest in a negotiated transaction. As of September 30, 2007, costs associated with the proposed acquisition, including the exchange offer, were approximately $10.7 million, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges. All costs related to the proposed acquisition were charged to Other (income) expense during the three months ended September 30, 2007.

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

OVERVIEW

All of the operations of AirTran Holdings, Inc. (the Company, AirTran, we or us) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of October 1, 2007, we operated 87 Boeing 717-200 (B717) and 50 Boeing 737-700 (B737) aircraft offering 762 scheduled flights per day to 55 locations across the United States. We offer very competitive fares by concentrating on keeping our unit costs low. A key to our success is the enthusiasm and skill of the AirTran employees.

During the three months ended September 30, 2007, we continued our track record of operating profitably. We reported operating income of $38.5 million, net income of $10.6 million and diluted earnings per common share of $0.11. Our net income was negatively impacted by a non-operating charge of $10.7 million to expense the costs we incurred in connection with our exchange offer for all of the outstanding shares of Midwest Air Group, Inc. (Midwest), which we withdrew during the third quarter. We set new third quarter records for passengers, traffic and capacity.

During the nine months ended September 30, 2007, we continued our growth by taking delivery of ten B737 aircraft bringing our total fleet to 137 aircraft at period end. Since September 30, 2006, we have taken delivery of 16 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased by 20.9 percent compared to the third quarter of 2006. Revenue passenger seat miles increased by 32.3 percent, resulting in a record load factor of 80.1 percent, an increase of 6.9 percentage points from the prior year third quarter.

Highlights from the first nine months ended September 30, 2007 included the following:

•	Carried in excess of 17.8 million revenue passengers.

•	Took delivery of ten new Boeing 737-700 aircraft.

•	Initiated new service to Daytona Beach, Phoenix, Newburgh, N.Y., San Diego, St. Louis, Charleston, and Portland, Maine.

•	Launched over 37 new non-stop routes.

We will face several challenges through the remainder of the year and into 2008. Managing costs and increasing revenues in the face of high fuel costs will continue to be a primary focus. If our fuel costs rise, we cannot guarantee that we will be able to raise revenues to match the increased fuel costs. Our financial and operating results for any prior interim or annual period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest level of travel occurring during the winter months to Florida and the summer months to the northeastern and western United States. Generally, the second quarter tends to be our strongest revenue quarter.

Based on our current outlook, we expect capacity as measured by ASM’s to increase by approximately 15 percent for the fourth quarter 2007 and by 19 percent for the year ended December 31, 2007 compared to the analogous previous periods. Also, we currently expect unit revenue as measured by RASM to increase between eight and nine percent during the fourth quarter of 2007 compared to the fourth quarter of 2006. Non-fuel unit operating cost per ASM is expected to be relatively flat to up one percent in the fourth quarter of 2007 compared to the fourth quarter of 2006. Non-fuel unit operating cost per ASM is expected to decrease between two and four percent for the year ended December 31, 2007. Our capacity is expected to grow by approximately 10.5 percent in 2008. Additionally, we expect our 2008 non-fuel unit operating costs to be flat to down 1% compared to 2007.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2007 and 2006

The table below sets forth selected financial and operating data for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Percent Increase (Decrease)
	2007		2006
Revenue passengers	6,442,786		5,137,151		25.4
Revenue passenger miles (RPM) (000s)(1)	4,808,682		3,635,238		32.3
Available seat miles (ASM) (000s)(2)	6,005,231		4,965,224		20.9
Passenger load factor(3)	80.1%		73.2%		6.9	pts.
Break-even load factor(4)	77.7%		74.4%		3.3	pts.
Average fare (excluding transportation taxes)(5)	$90.11		$90.86		(0.8)
Average yield per RPM(6)	12.07	¢	12.84	¢	(6.0)
Passenger revenue per ASM (RASM)(7)	9.67	¢	9.40	¢	2.9
Operating cost per ASM (CASM)(8)	9.49	¢	9.89	¢	(4.0)
Average stage length (miles)(9)	710		659		7.7
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.25		$2.33		(3.4)
Average daily utilization (hours: minutes)(10)	11:12		11:06		0.9
Number of operating aircraft in fleet at end of period	137		121

	Nine months ended September 30,				Percent Increase (Decrease)
	2007		2006
Revenue passengers	17,845,917		15,033,987		18.7
Revenue passenger miles (RPM) (000s)(1)	12,984,173		10,398,268		24.9
Available seat miles (ASM) (000s)(2)	16,960,337		14,026,038		20.9
Passenger load factor(3)	76.6%		74.1%		2.5	pts.
Break-even load factor(4)	72.5%		72.6%		(0.1	) pts.
Average fare (excluding transportation taxes)(5)	$92.18		$91.46		0.8
Average yield per RPM(6)	12.67	¢	13.22	¢	(4.2)
Passenger revenue per ASM (RASM)(7)	9.70	¢	9.80	¢	(1.0)
Operating cost per ASM (CASM)(8)	9.45	¢	9.92	¢	(4.7)
Average stage length (miles)(9)	694		653		6.3
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.16		$2.23		(3.1)
Average daily utilization (hours: minutes)(10)	11:06		11:12		(0.9)

(1)	The number of revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles each seat is flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Passenger load factor that must be achieved to breakeven on a pre-tax basis.
(5)	Passenger revenue divided by total passengers
(6)	Passenger revenue divided by RPMs
(7)	Passenger revenue divided by ASMs
(8)	Operating expenses divided by ASMs
(9)	Total aircraft miles flown divided by departures
(10)	The average amount of time per day that an aircraft is operated in revenue service

For the three months ended September 30, 2007 and 2006

Summary

We recorded operating income of $38.5 million, net income of $10.6 million and income per diluted common share of $0.11 for the third quarter of 2007. Our net income was negatively impacted by a non-operating charge of $10.7 million to expense the costs we incurred in connection with our exchange offer for all of the outstanding shares of Midwest Air Group, Inc. (Midwest), which we withdrew during the third quarter. For the comparative period in 2006, we recorded an operating loss of $4.0 million, net loss of $4.6 million and loss per diluted common share of $0.05.

Operating Revenues

Our operating revenues for the three months ended September 30, 2007 increased $121.7 million (25.0 percent), primarily due to a 24.4 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 32.3 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), offset by a decrease in our average yield per RPM of 6.0 percent to 12.07 cents. The decrease in yield resulted primarily from a 0.8 percent decrease in our average fare to $90.11 combined with a 5.4 percent increase in passenger average length of haul. This decrease in yield, however, was more than offset by a 6.9 percentage point increase in passenger load factor, resulting in a 2.9 percent increase in passenger unit revenues as measured by passenger revenue per available seat mile (RASM) to 9.67 cents.

During the three months ended September 30, 2007, we continued our growth by taking delivery of two B737 aircraft bringing our total fleet to 137 aircraft at period end. Since September 30, 2006, we have taken delivery of 16 B737 aircraft. As a result, our capacity, as measured by available seat miles (ASMs), increased 20.9 percent. Our traffic, as measured by RPMs, increased 32.3 percent, resulting in a 6.9 percentage point increase in passenger load factor to 80.1 percent.

Operating Expenses

Our operating expenses increased by $79.2 million (16.1 percent) on an ASM increase of 20.9 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, as measured by operating expenses per ASM, for the three months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,				Percent Increase
	2007		2006		(Decrease)
Aircraft fuel	3.58	¢	3.84	¢	(6.8)
Salaries, wages and benefits	1.98		1.99		(0.5)
Aircraft rent	1.01		1.20		(15.8)
Maintenance, materials and repairs	0.67		0.59		13.6
Distribution	0.38		0.36		5.6
Landing fees and other rents	0.52		0.56		(7.1)
Aircraft insurance and security services	0.10		0.13		(23.1)
Marketing and advertising	0.17		0.25		(32.0)
Depreciation	0.22		0.15		46.7
Other operating	0.87		0.82		6.1

Total CASM	9.50	¢	9.89	¢	(3.9)

Aircraft fuel decreased 6.8 percent on a cost per ASM basis. Our fuel price per gallon, including taxes and into-plane fees, decreased 3.4 percent from $2.33 during the third quarter of 2006 to $2.25 during the third quarter of 2007. Additionally, average fuel cost per ASM was favorably impacted by the 7.7% increase in our average length of our flights, as aircraft use less fuel per ASM on longer flights, and the addition of B737 aircraft to our fleet, which increased our average aircraft size and further contributed to lower fuel costs per ASM. Larger aircraft generally use less fuel per ASM than do smaller aircraft.

Aircraft rent decreased 15.8 percent on a cost per ASM basis. Since September 30, 2006, we have taken delivery of 16 B737 aircraft. As a result, our capacity, as measured by ASMs, increased 20.9 percent. However, of the 16 aircraft we have taken delivery of since September 30, 2006, none were leased. As a result, aircraft rent expense increased only 1.9 percent period over period, despite the increase in ASMs.

Maintenance, materials and repairs increased 13.6 percent on a cost per ASM basis. The increase is due primarily to a higher number of heavy maintenance and other one-time maintenance events in the third quarter of 2007, including multiple checks, as compared to the three months ended September 30, 2006. Maintenance costs per block hour were approximately $288 compared to $241 in 2006, representing a 19.5 percent increase in maintenance costs per block hour.

Distribution increased 5.6 percent on a cost per ASM basis. The increase is due primarily to higher credit card fees paid to various credit card companies.

Landing fees and other rents decreased 7.1 percent on a cost per ASM basis. Although there were rental rate increases implemented by various airport authorities, the total increase in expenses of 13.5 percent was offset by an ASM increase of 20.9 percent.

Aircraft insurance and security services decreased 23.1 percent on a cost per ASM basis. While the addition of 16 new Boeing aircraft to our fleet since September 30, 2006, increased our total insured hull value and related insurance premiums, the decrease on a cost per ASM basis was due to a reduction in hull and liability insurance rates for our fleet coverage.

Marketing and advertising decreased 32.0 percent on a cost per ASM basis. This unit cost decrease was attributable to the expiration of certain promotional programs as well as the timing of marketing expenses.

Depreciation and amortization increased 46.7 percent on a cost per ASM basis, primarily due to the purchase of 16 B737 aircraft since September 30, 2006 and purchases of spare aircraft parts for our B737 aircraft fleet.

Other operating increased 6.1 percent on a cost per ASM basis, primarily due to higher ground handling and contracted services costs.

Non-operating Expenses

Other (income) expense, net increased by $17.8 million due to higher interest costs and expenses associated with our Midwest exchange offer. Interest expense increased by $6.6 million primarily due to the effect of aircraft debt financings entered into during 2006 and 2007. Capitalized interest decreased by $1.3 million due to the delivery of 16 purchased aircraft since September 30, 2006. Capitalized interest represents interest on purchase deposits for future aircraft. These amounts are recorded as part of the cost of the aircraft upon delivery. Other income increased by $1.6 million due to unrealized gains on our fuel option agreements.

On August 12, 2007, we announced that our exchange offer for all of the outstanding shares of Midwest had terminated and on August 17, 2007, we announced that we had terminated all our efforts to acquire Midwest in a negotiated transaction. As of September 30, 2007, costs associated with the proposed acquisition, including the exchange offer, were $10.7 million, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges. All costs related to the proposed acquisition were charged to Other (income) expense during the three months ended September 30, 2007.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a that would change the accounting for certain convertible debt instruments, including our 7.0% Convertible Notes due 2023. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the convertible notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the convertible notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the convertible notes to their face amount as interest expense over the term of convertible notes using an effective interest rate method of amortization. We believe the FASB plans to issue final guidance in late 2007. This proposed FSP is expected to be effective for our fiscal year beginning January 1, 2008, would not permit early application and would be applied retrospectively to all periods presented.

For the nine months ended September 30, 2007 and 2006

Summary

We recorded operating income of $123 million, net income of $54.9 million and diluted earnings per common share of $0.57 for the nine months ended September 30, 2007. Our net income was negatively impacted by a non-operating charge of $10.7 million to expense the costs we incurred in connection with our exchange offer for all of the outstanding shares of Midwest, which we withdrew during the third quarter. For the comparative period in 2006, we recorded operating income of $38.8 million, net income of $18.3 million and diluted earnings per common share of $0.20.

Operating Revenues

Our operating revenues for the nine months ended September 30, 2007 increased $295.6 million (20.7 percent), primarily due to a 19.6 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 24.9 percent increase in passenger traffic as measured by RPMs, offset by a decrease in our average yield per RPM of 4.2 percent to 12.67 cents. The decrease in yield resulted primarily from a 5.2 percent increase in passenger average length of haul offset by a 0.8 percent increase in our average fare to $92.18. This decrease in yield, when combined with our 2.5 percentage point increase in passenger load factor, resulted in a 1.0 percent decrease in passenger unit revenues as measured by RASM to 9.70 cents.

During the nine months ended September 30, 2007, we continued our growth by taking delivery of ten B737 aircraft bringing our total fleet to 137 aircraft at period end. Since September 30, 2006, we have taken delivery of 16 B737 aircraft. As a result, our capacity, as measured by ASMs, increased 20.9 percent. Our traffic, as measured by RPMs, increased 24.9 percent.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2007 increased $211.3 million (15.2 percent) on ASM growth of 20.9 percent. In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, as measured by operating expenses per ASM, for the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended September 30,				Percent Increase
	2007		2006		(Decrease)
Aircraft fuel	3.43	¢	3.65	¢	(6.0)
Salaries, wages and benefits	1.99		2.05		(2.9)
Aircraft rent	1.07		1.21		(11.6)
Maintenance, materials and repairs	0.66		0.69		(4.3)
Distribution	0.39		0.38		2.6
Landing fees and other rents	0.53		0.55		(3.6)
Aircraft insurance and security services	0.11		0.13		(15.4)
Marketing and advertising	0.19		0.25		(24.0)
Depreciation	0.21		0.14		50.0
Other operating	0.88		0.86		2.3

Total CASM	9.46	¢	9.91	¢	(4.5)

Aircraft fuel decreased 6.0 percent on a cost per ASM basis. Our fuel price per gallon, including taxes and into-plane fees, decreased 3.1 percent from $2.23 during the nine months ended September 30, 2006 to $2.16 during the nine months ended September 30, 2007. Additionally, average fuel cost per ASM was favorably impacted by the 6.3% increase in our average length of our flights, as aircraft use less fuel per ASM on longer flights, and the addition of ten B737 aircraft to our fleet, which increased our average aircraft size and further contributed to lower fuel costs per ASM. Larger aircraft generally use less fuel per ASM than do smaller aircraft.

Aircraft rent decreased 11.6 percent on a cost per ASM basis. Since September 30, 2006, we have taken delivery of 16 B737 aircraft. As a result, our capacity, as measured by available seat miles, increased 20.9 percent. However, of the 30 aircraft we have taken delivery of since January 1, 2006, only seven were leased. As a result, aircraft rent expense increased only 7.1 percent period over period, despite the 20.9 percent increase in ASMs.

Aircraft insurance and security services decreased 15.4 percent on a cost per ASM basis. While the addition of 16 new Boeing aircraft to our fleet since September 30, 2006 increased our total insured hull value and related insurance premiums, the decrease on an ASM basis was primarily due to a reduction in hull and liability insurance rates for our fleet coverage.

Marketing and advertising decreased 24.0 percent on a cost per ASM basis. This unit cost decrease was attributable to the expiration of certain promotional programs as well as the timing of marketing expenses.

Depreciation and amortization increased 50.0 percent on a cost per ASM basis, primarily due to the purchase of 16 B737 aircraft since September 30, 2006 and purchases of spare aircraft parts for our B737 aircraft fleet.

Non-operating (Income) Expense

Other (income) expense, net increased by $25.4 million due to higher interest costs and expenses associated with our Midwest exchange offer. Interest expense increased by $19.3 million primarily due to the effect of aircraft debt financings entered into during 2006 and 2007. Capitalized interest decreased by $2.7 million due to the delivery of 16 aircraft since September 30, 2006. Capitalized interest represents interest on purchase deposits for future aircraft. These amounts are recorded as part of the cost of the aircraft upon delivery. Other income increased by $1.4 million due to unrealized gains on our fuel option agreements. Additionally, we sold two aircraft during the second quarter of 2007 resulting in a gain of $6.2 million.

On August 12, 2007, we announced that our exchange offer for all of the outstanding shares of Midwest had terminated and on August 17, 2007, we announced that we had terminated all our efforts to acquire Midwest in a negotiated transaction. As of September 30, 2007, costs associated with the proposed acquisition, including the exchange offer, were approximately $10.7 million, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges. All costs related to the proposed acquisition were charged to Other (income) expense during the three months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had total cash, cash equivalents and short term investments of $356.6 million, which is an increase of $46.4 million compared to December 31, 2006. Short-term investments represent auction rate securities with interest reset periods of less than 12 months. As of September 30, 2007, we also had $28.3 million of restricted cash. Our primary sources of cash are from operating activities and primary uses of cash are for investing and financing activities.

Operating activities during the first nine months of 2007 provided $171.9 million of cash flow compared to $74.6 million during the same period in 2006. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing and other activities. For the nine months ended September 30, 2007, we reported net income of $54.9 million compared to net income of $18.3 million for the nine months ended September 30, 2006. The increased profitability favorably impacted cash provided by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, fluctuate seasonally and also provide cash as the Company grows and consequently receives additional cash for future travel. During the nine months ended September 30, 2007, our air traffic liability balance increased $75.6 million more than the related accounts receivable balance increased contributing to net cash provided by operating activities. During the nine months ended September 30, 2006, our air traffic liability balance increased $70 million more than the related accounts receivable balance increased, contributing to net cash flow from operating activities. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During the nine months ended September 30, 2007, the $44.3 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities. Accounts payable and accrued and other liabilities increased during the period due to increases in accrued employee wages and benefits, accrued B737 aircraft rent, accrued interest, liabilities to governmental authorities for taxes and fees that we collected on their behalf and various other liabilities. During the nine months ended September 30, 2006, the $36.5 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

We used cash to increase other assets by $33.5 million and $42.9 million during the nine months ended September 30, 2007 and 2006, respectively. Other assets include aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Additionally cash was used to increase spare parts, materials and supplies by $22.5 million and $7.8 million for the nine months ended September 30, 2007 and 2006, respectively primarily due to increases in our prepaid fuel inventory.

Investing activities during the nine months ended September 30, 2007 used $124.9 million in cash compared to the $292.1 million used during the same period in 2006. Purchases and sales of available for sales securities are classified as investing activities. During the nine months ended September 30, 2007, purchases of available for sale securities exceeded sales of available for sale securities by $41.5 million. During the nine months ended September 30, 2006, purchases of available for sale securities exceeded sales of available for sale securities by $195.9 million. Investing activities also include expenditures for aircraft deposits, the purchase of aircraft and other property and equipment and deferred costs related to the proposed acquisition of Midwest, including the exchange offer.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of such deposits in the aircraft. During the nine months ended September 30, 2007, we received $79.3 million in previously paid aircraft deposits while paying $66.9 million in new aircraft deposits. During the nine months ended September 30, 2007, we purchased 12 B737 aircraft, of which two were sold. We expended $139.6 million in cash and incurred $293.7 million of debt related to the acquisition of these aircraft. During the nine months ended September 30, 2006, we purchased seven B737 aircraft. We expended $36.9 million in cash and incurred $203.6 million of debt related to the acquisition of these aircraft.

In May 2007, the Company purchased and subsequently sold two B737 aircraft. The costs of the two aircraft are included in total property and equipment purchases. Cash received for the two aircraft was $77.9 million, of which $5.0 million was received in 2006.

During the nine months ended September 30, 2007, we expended $18.7 million in cash for the acquisition of other property and equipment. Acquisitions of other property and equipment included purchases of rotable spare parts, additions to leasehold improvements and the purchase of ground and computer equipment.

Financing activities used $42.1 million of cash during the nine months ended September 30, 2007 compared to providing cash of $19.9 million in the similar period in 2006. During the nine months ended September 30, 2007, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $46.7 million and repaid $84.7 million of our outstanding debt financing. During the nine months ended September 30, 2006, we repaid $44.5 million of our outstanding debt financing. Also, during the first nine months of 2007, we borrowed $293.7 million in non-cash transactions to finance the purchase of ten B737 aircraft. During the first nine months of 2006, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $56.2 million. During the first nine months of 2006, we borrowed $203.6 million in non-cash aircraft purchase debt financing transactions. See Note 5 to Condensed Consolidated Financial Statements for additional information regarding our outstanding debt.

During the nine months ended September 30, 2007 and 2006, we received $1.8 million and $11.5 million, respectively, from the exercise of employee options for the purchase of common stock.

Aircraft Acquisitions and Aircraft Purchase Commitments

During the nine months ended September 30, 2007, we took delivery of ten purchased B737 aircraft, excluding two aircraft as discussed below. As of September 30, 2007, we had on order 63 B737 aircraft with delivery dates between 2008 and 2012. The table below summarizes all aircraft scheduled for delivery:

Firm Aircraft Deliveries B737
2008	10
2009	14
2010	14
2011	13
2012	12

Total	63

In May 2007, we took delivery of and subsequently sold two aircraft for cash proceeds of $77.9 million, of which $5.0 million was received prior to 2007. We recognized a gain of $6.2 million related to the sale of these two aircraft. Unless otherwise expressly indicated, all aircraft delivery totals are net of these two deliveries.

In June 2007, we entered into an amendment to an agreement with an aircraft manufacturer to purchase an additional 15 B737 aircraft. The newly-ordered aircraft are scheduled to be delivered during 2011 and 2012. Also, pursuant to that same amendment, we agreed to reschedule the delivery positions for six B737 aircraft on firm order. The aircraft originally scheduled to be delivered during the second half of 2008 and first half of 2009 are now scheduled to be delivered during 2011. In October we rescheduled the delivery dates for three B737 aircraft on firm order. The new orders and revised delivery dates are reflected in the table above.

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

Our aircraft purchase commitments for the remainder of 2007 and for the next five years, in aggregate, are (in thousands): 2007 -$4,100; 2008—$391,300; 2009—$508,000; 2010—$518,600; 2011—$462,300; and 2012—$401,300. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Payment commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

Aircraft Financing Arrangements

Of the 63 B737 aircraft we have on order, we have secured debt financing for nine B737 aircraft scheduled for delivery in 2008. Such debt financing funds approximately 85 percent of the total cost of the aircraft. While our intention is to finance the remainder of the aircraft on order through a combination of debt and lease financings, we have not yet arranged for such financing.

Letters of Credit

As of September 30, 2007, $13.8 million of restricted cash on the accompanying condensed consolidated balance sheet relates to outstanding letters of credit, primarily for airport facilities and insurance.

Other Year 2007 Cash Requirements and Sources of Liquidity

During the remainder of 2007, we will need cash for non-aircraft capital expenditures and debt maturities. It is anticipated that non-aircraft capital expenditures and 2007 debt and capital lease maturities will be funded with cash flow from operations, other financings, and the use of existing cash resources.

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

Subsequent Events

On October 31, 2007, effective November 1, 2007, the Board of Directors elected Robert Fornaro to succeed Joe Leonard as Chief Executive Officer of the Company. Mr. Leonard continues as Chairman of the Board and director of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006, other than those discussed below.

Interest Rates

We had $771.0 million and $498.9 million of variable-rate debt as of September 30, 2007 and December 31, 2006, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. These swaps expire in May 2018, June 2018, and July 2018. The notional amount of the outstanding interest rate swaps at September 30, 2007 was $137 million. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. If average interest rates increase by 100 basis points during the remainder of 2007, our projected 2007 interest expense would increase by approximately $1.6 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended September 30, 2007 and 2006 represented 37.7 percent and 38.9 percent of our operating expenses, respectively. Aircraft fuel expense for the nine months ended September 30, 2007 and 2006 represented 36.3 percent and 36.8 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel pricing arrangements in purchase contracts with fuel suppliers covering a portion of our anticipated fuel requirements. The fuel pricing arrangements consist of both fixed price and collar arrangements. Because these contracts are accounted for under the normal purchase exception included in Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), these contracts are not considered derivative financial instruments for financial reporting purposes. As of September 30, 2007, utilizing such contracts, we had committed to purchase 21.2 million gallons of aviation fuel at an estimated weighted average price per gallon, excluding taxes and related fees, of $2.20 during the remainder of 2007. This represents 22.9 percent of our anticipated fuel needs for the remainder of 2007. As of September 30, 2007, we had no fuel pricing arrangements with fuel suppliers for 2008.

In addition to the fuel purchase contracts discussed above, we have entered into jet fuel derivative financial instruments with financial institutions to reduce the impact of fluctuations in jet fuel prices on future fuel expense. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of Gulf Coast jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of September 30, 2007, the fair market value of our fuel derivatives was $9.8 million and was comprised of both fuel swap arrangements and option arrangements. As of September 30, 2007, these contracts hedge 24.7 million gallons of our fuel purchases and represent 26.7 percent of our anticipated jet fuel consumption for the remainder of 2007 and 3.9 percent of our anticipated 2008 jet fuel requirement.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense for the remainder of 2007 and 2008, before the impact of our fixed-price fuel purchase contracts and derivative financial instruments, would increase $2.4 million and $10.4 million, respectively, based on current and projected operations.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the Securities and Exchange Commission (SEC), as well as to process, summarize and disclose this information within the time periods specified in the rules of the SEC. As of September 30, 2007, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 and are designed to provide management with the appropriate information to allow timely decisions regarding required disclosure.

Remediation of Material Weaknesses

As discussed in our Form 10-K/A for the year ended December 31, 2006, we identified a material weakness that existed as of December 31, 2006 related to our accounting for passenger upgrade revenue transactions. This material weakness caused us to amend our Form 10-K for the year ended December 31, 2006 and Form 10-Q for the quarter ended March 31, 2007, in order to restate our consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006 and for the quarter ended March 31, 2007. We performed an extensive review of the transactions impacted by the material weakness described above in an effort to ensure that our amended filings reflected all necessary adjustments. We believe that this review, the investigation and analysis of the errors described above, and the changes in the related revenue accounting processes we have implemented as a result of the restatement remediated the material weakness and are designed so that similar transactions will be accounted for in accordance with generally accepted accounting principles in our future filings.

Changes in Internal Controls

The changes implemented in the three-months ended September 30, 2007 as a result of remediation of the material weakness as noted above were the only changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report which could materially affect our business, financial condition or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer

	31.2 -	Rule 13(a)-14 Certification of Chief Financial Officer

	32.1 -	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: November 5, 2007	/s/ Stanley J. Gadek
Stanley J. Gadek
Senior Vice President Finance and Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1	—	CEO certification pursuant to Rule 13(a)-14

31.2	—	CFO certification pursuant to Rule 13(a)-14

32.1	—	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350