Form 10-K
period 2007-12-31
AIRTRAN HOLDINGS INC
filed 2008-02-04
CIK 948846

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $1.0 billion (based on the last reported sale price on the New York Stock Exchange on that date). The number of shares outstanding of the registrant’s common stock as of January 24, 2008 was 91,896,450 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting of stockholders to be held on May 21, 2008 and to be filed with the Commission, are incorporated by reference into this Report on Form 10-K.

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

The Company

All of the operations of AirTran Holdings, Inc. (the Company, AirTran, we or us) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of January 23, 2008, we operated 87 Boeing B717-200 (B717) and 50 Boeing B737-700 (B737) aircraft offering approximately 700 scheduled flights per day to 55 locations in the United States.

We have created what we believe to be a successful business model by targeting value oriented business and leisure travelers with high quality service at affordable fares. Our service is designed not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. The success of this strategy is evidenced by the 23.8 million revenue passengers who flew AirTran Airways during 2007, an 18.6 percent increase from the 20.1 million revenue passengers we served in the prior year. We achieved these results with a cost structure that ranks among the lowest in the airline industry.

Our principal executive offices are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and our telephone number is (407) 318-5600. Our official website address is www.airtran.com. Our audit committee charter, code of conduct and ethics, and filings with the U.S. Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are accessible free of charge at www.airtran.com. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer and all other executive officers will be disclosed on our website. During 2007, we posted in a timely manner all Exchange Act reports required to be filed during the period.

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

Business Strategy

Quality Low Fare Service. We established our competitive position by providing affordable fares that appeal to price conscious travelers. We have grown our business through innovative product offerings designed to enhance the entire airline travel experience of our customers while maintaining affordable fares. The AirTran experience features:

•	competitive fares offered in an easy to understand fare structure

•	user-friendly automated services for reservations, ticketing and check-in through our

•	award winning website, airtran.com

•	Bye-Pass™ airport self-service kiosks

•	Mobile Web program, allowing customers to view flight status, check in for flights and select seats using their personal mobile devices and cell phones

•	customer friendly services, including

•	a highly affordable Business Class

•	advance seat assignments

•	special amenities, such as XM Satellite Radio, which we introduced to the air travel industry and have now deployed across our entire fleet

•	attractive customer loyalty programs, including our

•	A+ Rewards™ program

•	A2B™ corporate travel program

•	AirTran U™ student travel program

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

New and Modern Fleet. Our entire fleet is comprised of B717 and B737 aircraft. We had a combined total of 137 aircraft on January 23, 2008, with an average fleet age among the lowest in the industry at approximately four years.

We were the launch customer for the B717, which was designed specifically for efficient short-haul service. As of January 23, 2008, our fleet included 87 B717 aircraft. Although the manufacturer of the B717 discontinued the production of the aircraft in 2006, we believe the B717 remains well suited for the short-haul, high-frequency service that we operate and provides operating efficiencies which support our low cost structure.

We took delivery of our first B737 aircraft in June 2004 and, as of January 23, 2008, our fleet included 50 B737 aircraft. In addition to the 50 B737 aircraft, we hold firm orders for 63 B737 aircraft to be delivered through 2012. We believe the B737 is an ideal complement to our B717 aircraft, offering us a larger aircraft, increased range and even lower operating cost per available seat mile flown. The B737 aircraft has allowed us to extend our network to selected cities in the western United States and offers us the ability to expand our international operations to locations in Canada, Mexico, Central America and the Caribbean should we choose to do so. We believe the B737 aircraft enhances the AirTran brand while offering improvements in our operating performance.

Growing Atlanta Hub and Expanding Network System. As the second largest carrier at Hartsfield –Jackson Atlanta International Airport, the world’s busiest airport, we have a strong presence in Atlanta. The metropolitan Atlanta population base represents one of the largest travel markets in the United States and its geographic position provides a strong hub from which we continue to expand our route network. As measured by absolute population increase, the Atlanta area was the fastest growing metropolitan area between 2000 and 2006 according to U.S. census data.

In 2007, we increased service to a number of existing locations and added seven new cities: Charleston, South Carolina; Daytona Beach, Florida; Newburgh, New York; Phoenix, Arizona; Portland, Maine; San Diego, California; and St. Louis, Missouri. In the fourth quarter of 2007, we announced service to San Juan, Puerto Rico, which is expected to commence late in the first quarter of 2008.

We believe that there are a number of markets in the United States that are underserved or overpriced by major airlines that present opportunities for expanding our quality low fare service. As a result, we intend to grow our network by increasing the number of flights in markets we currently serve and by adding new routes between cities already in our system and service to new cities as opportunities arise. Expansion of our network allows us to build upon our existing infrastructure, which should reduce unit costs and improve productivity.

Expansion of Route Network. Since 2000, we have expanded the scope of our route structure to include coast to coast flying and have increased the number of flights both from our Atlanta hub as well as other airports. Also, we have expanded our route structure by increasing the amount of non-Atlanta related operations from approximately ten percent of our daily operations as of December 31, 2001 to approximately 35 percent of daily operations in January 2008 (see table below). Much of this diversification was done through the addition of direct nonstop service to the state of Florida. From 2000 to 2006, Florida was the third fastest growing state in terms of population according to the U.S. census. In the future, we may selectively add new “point-to-point” routes between cities that we currently serve, as well as create additional hubs or additional “focus” cities similar to our operations at Orlando and Baltimore/Washington.

Airport	Daily Operations*	Nonstop Markets Served	% of System Operations*
Atlanta (ATL)	436	52	65%
Orlando (MCO)	100	29	15%
Baltimore-Washington (BWI)	74	14	11%
Tampa (TPA)	46	12	7%
Fort Lauderdale (FLL)	38	10	6%
New York (LGA)	32	4	5%
Fort Myers (RSW)	30	10	5%
Chicago (MDW)	30	6	5%
Boston (BOS)	36	8	5%
Philadelphia (PHL)	24	4	4%
Indianapolis (IND)	26	7	4%

*	Operations is defined as a take-off and landing at each city; percentage of system operations will be greater than 100%

Increase Sales Through Our Website. We utilize the Internet as an integral part of our distribution network and emphasize our website, www.airtran.com, prominently in all of our marketing. Sales booked directly on airtran.com represent our most cost-effective form of distribution. In addition to being user-friendly and simple, our website is designed to sell tickets efficiently. We continue to add functionality to www.airtran.com that allows customers to easily book and manage their travel including the ability to retrieve and change future flight reservations, make seat selection and on-line check-in. We also launched new alternate forms of payment, including Bill Me Later, Checkfree, and PayPal, in order to ensure we are meeting our customers’ needs. Sales through www.airtran.com produced 59 percent of our revenues during 2007.

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

Competitive Strengths

Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry in terms of cost per available seat mile, providing a competitive advantage compared to higher cost carriers. Our low operating costs are made possible through a company-wide focus on cost controls with emphasis on high labor productivity, lower distribution costs and higher asset utilization. In addition, we realize efficiencies from the operation of only two aircraft types from a single manufacturer as well as enhanced efficiencies from the increased number of new modern B737 aircraft in our fleet. In July 2007, Airline Business Magazine awarded our current Chairman of the Board with an Airline Strategy Award for Low Cost and Regional Leadership. According to the magazine, we were “recognized for an innovative strategy that has produced consistent profits in an extremely tight market.”

Attractive Atlanta Hub and Route Network. We operate 22 gates from a single concourse under long-term leases at Hartsfield-Jackson Atlanta International Airport, the world’s busiest airport, and have use agreements for additional gates on an adjacent concourse and potential for expansion. With our 2007 expansion to Charleston, South Carolina, Daytona Beach, Florida, Newburgh, New York, Phoenix, Arizona, Portland, Maine, San Diego, California and St. Louis, Missouri, we now offer quality low fare service to 54 destinations from Atlanta, including service to most of the largest travel markets within the United States, and, with our 2008 expansion to San Juan, Puerto Rico, expect to offer service to 55 destinations from Atlanta.

Diversified Traffic Base. We serve both the leisure and business traveler and continue to see strong demand for our product. Our revenue base grew by more than 31 percent in 2006 and more than 22 percent in 2007. Over the past five years, we have also diversified our network increasing operations in key business markets like Baltimore/Washington (BWI), Chicago-Midway (MDW) and Indianapolis (IND), as well as adding a number of new direct routes from Florida. As a percentage of total operations, Atlanta represents approximately 65 percent of our network, down from approximately 90 percent at the end of 2001. This market diversification provides a number of marketing and cost synergies and adds stability to our revenues by protecting against risks that may impact individual markets.

Flexibility. We have consistently demonstrated our ability to adjust to changes in the economy, market conditions and a competitive industry environment. We responded rapidly to the effects on our business from the September 11, 2001 terrorist attacks by reducing capacity approximately 20 percent. Working with our labor groups, we quickly reached agreement on a variety of temporary cost reduction measures, including both pay and work rule changes, which reduced our costs consistent with capacity. By retaining our workforce we were able to quickly respond to market opportunities and expand service to a number of new markets. The ability to move quickly to meet the changing market was demonstrated with our rapid expansion in 2001 into BWI and more recently with our announcement of expanded service to/from Westchester County Airport in White Plains, New York, following the demise of Independence Air.

Innovative Marketing. Our marketing efforts target both business and leisure travelers. We have developed a number of unique and innovative programs designed to stimulate demand for travel, create customer loyalty, highlight our unique product attributes, like affordable Business Class, and target both business and leisure travelers. Our popular leisure programs include Net Escapes Internet specials and the AirTran U student travel program. Our A2B Corporate Program and Event Savers Meeting & Convention Program effectively attract and retain business customers.

A+ Rewards. Our A+ Rewards frequent flyer program offers a number of ways to earn free travel including the use of the AirTran VISA card, Hertz car rentals, and bonus earnings for business class travel. We believe this program creates strong brand loyalty and provides opportunities for incremental revenue through credit sales and partnerships.

In November 2006, we announced that we teamed up with Frontier Airlines to create a landmark low cost carrier referral and marketing relationship that provides incremental revenue through a unique web and call center referral program and that enables passengers to earn and redeem frequent flyer rewards in both airlines through AirTran Airways’ A+ Rewards program and Frontier’s EarlyReturns (R) program. In this exclusive relationship, both airlines include an integrated route map and full list of destination options on their web pages, doubling the destinations available to our customers. This integrated model between two of the leading U.S.-based low cost carriers offers travelers the ability to reach more than 100 destinations across four countries with low fares, aboard two of the youngest fleets in the industry.

The agreement between AirTran Airways and Frontier consists of three key components:

•

Refer– a web and phone-based reservations referral system that refers customers to the partner airline when they are looking for a destination that is currently not offered by the carrier initially contacted.

•	Earn– the ability to earn frequent flyer points in either AirTran Airways A+ Rewards program or Frontier’s EarlyReturns (R) program.

•	Redeem– the ability to redeem frequent flyer points for travel on either airline.

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

Competitors with greater liquidity and access to capital may price their fares at or below our fares or increase the frequency of their service. This competition could prevent us from attaining a share of the passenger traffic necessary to sustain profitable operations. Our ability to meet price competition is dependent on operating with costs equal to or lower than our competitors or potential competitors.

We believe that our competitive strengths are our low cost structure, friendly service, competitive fares and strong route network anchored by our hub at Hartsfield-Jackson Atlanta International Airport. We believe that our growing brand and our presence in Baltimore/Washington, Chicago, Orlando and a number of other Florida markets augment operations from our Atlanta hub and provide us with a strong and defensible route system.

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

During 2007, we served or have announced service to 52 cities from Atlanta, 29 cities from Orlando, and 14 cities from Baltimore/Washington. Our schedules are designed to provide convenient nonstop service and connections for our business and leisure travelers to our hubs and focus cities and to facilitate connections for our passengers traveling through our hubs and focus cities. Our network strength in Atlanta provides a strong base of local and connecting traffic as we expand the hub and increase the range and scope of the markets we serve.

We offer an easy to understand fare structure with a variety of fares at differing advance purchase intervals of twenty-one days, fourteen days, seven days, and three days as well as “walk-up” fares. We manage the availability of seats at each fare level by day of week and by flight to maximize revenue. All of our fares are one-way and most tickets are nonrefundable but can be changed prior to departure with a service charge. Our fares never require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fare offerings are in direct contrast to prevalent pricing policies in the industry which typically feature many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with United Airlines, US Airways, Frontier Airlines, Midwest Airlines, Icelandair, Aer Lingus and British Airways which can increase our revenue opportunities and assist us with accommodating passengers during irregular operations.

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

The primary objective of our marketing activities is to develop an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate regularly and frequently with existing and potential customers through the use of advertisements in newspapers, radio, television, billboards, direct mail, e-mail, movie theatres and the Internet, as well as public relations efforts. These communications typically feature our destinations, quality of product, such as Business Class, XM radio, our young all Boeing aircraft fleet and assigned seating, everyday affordable fares and special sales promotions. We promote the use of our www.airtran.com website.

Customers may book flights with us through our website, other Internet websites, travel agencies booking via global distribution systems (GDS), our mobile web program, and our own reservation call centers. The Internet is our primary distribution channel, and during 2007, it represented more than 58 percent of our total bookings. Our Internet sales reflect both bookings made directly through www.airtran.com, as well as sales transacted through third-party websites such as Travelocity.com and Orbitz.com. Traditional travel agencies represented approximately 28 percent of our bookings while our reservation call centers generated the remainder.

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

During the fourth quarter of 2006, we implemented a convenience fee for bookings made using our internal call centers. We believe this fee is consistent with other booking channels that provide interactive travel assistance, namely travel agents. The implementation of such fee has had no discernible impact on overall demand at our call centers. During 2007 we introduced the Bill Me Later, Checkfree, and PayPal payment options for call center and online bookings at airtran.com. These options provide even greater convenience to our customers and may help reduce our distribution costs going forward.

We offer our customers an affordable Business Class product. An AirTran Business Class cabin is configured with two by two oversized seats with more leg and seat room than the typical coach cabin. Our Business Class is currently available for $40-$80 over the full coach fare on a confirmed basis and for certain other fares on a walk-up, standby basis. Members of our A2B Corporate program and Elite members in our A+ Rewards program receive complimentary Business Class upgrades when purchasing certain fares.

In contrast to other low cost airlines, we offer our customers the ability to select seats in advance. Full fare passengers, A+ Reward Elite members and members of our A2B Corporate travel program, many of whom tend to purchase tickets at the last minute, are allowed to reserve seats at the time of purchase. All other customers may reserve seats at the time they check-in, either at the airport or online at www.airtran.com. In May 2007, AirTran initiated a program whereby a passenger purchasing a coach ticket could also reserve a coach cabin seat with prices currently $5 to $20 per seat reservation.

We also offer our automated frequent flier program known as “A+ Rewards.” Our customers may earn either free roundtrip travel or Business Class upgrades on AirTran Airways, or under certain circumstances, free travel on other airlines. A+ Rewards credits can also be earned for purchases made with an AirTran Airways A+ Visa card, when renting from Hertz, purchases from other A+ Rewards partners and in conjunction with marketing promotions that we may run from time to time.

We perform all of our marketing, promotional and media relations in-house and utilize an outside firm for advertising and public relations.

Computer Reservations

We are a participant in the major travel agency Global Distribution Systems (GDSs), including Amadeus, Galileo, SABRE, and WorldSpan. These systems provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without contacting our reservations facility. We pay booking fees for the completed transactions made in the GDS systems. We also participate with a number of emerging distribution tools including G2 Switchworks and other internet based booking tools. These companies generally have a lower cost for participation.

Employees

As of January 15, 2008, we employed approximately 8,500 employees representing approximately 8,100 full-time equivalents.

Both initial and recurrent training are provided for all employee groups. The average training period for new employees ranges from approximately one to eight weeks depending on job classification. Both pilot and mechanic training are provided by in-house training instructors.

Federal Aviation Administration (FAA) regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. In December 2007, federal legislation was enacted increasing the mandatory retirement age for U.S. commercial airline pilots from age 60 to age 65. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. Management personnel attend management training classes to meet government mandated requirements as well as skills development training. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

We have employee groups that are represented by labor unions and are covered by collective bargaining agreements. The Railway Labor Act governs our relations with these labor organizations. The agreement with our dispatchers, who are represented by the Transport Workers Union (TWU), was ratified in October 2004 and becomes amendable in January 2009. Our agreement with our pilots, who are represented by the National Pilots Association (NPA), was ratified in August 2001 and became amendable in 2005. During 2007, we reached a tentative agreement with the NPA; however, our pilots declined to ratify the tentative agreement. Our negotiations with the NPA are currently in mediation under the auspices of the National Mediation Board.

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

Fuel

Aircraft fuel is our largest expenditure and accounted for 37.0 percent, 36.5 percent and 32.4 percent of our 2007, 2006 and 2005 operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. Efforts to reduce our exposure to increases in the price of aviation fuel have included the utilization of both fuel pricing arrangements in purchase contracts with fuel suppliers covering a portion of our anticipated fuel requirements and derivative financial instruments. As of December 31, 2007, we had no fixed pricing arrangements with fuel suppliers for any future period. During the year ended December 31, 2007, we entered into various derivative financial instruments with financial institutions to reduce the impact of fluctuations in jet fuel prices on future fuel expense. We have entered into both fuel swap and option arrangements. For a discussion of jet fuel related derivative financial instruments, see Note 3 to Consolidated Financial Statements.

Subject to market conditions, we may implement fare increases to offset increases in the price of fuel. Due to competitive pressures, the airline industry has frequently been unable to pass on such fuel price increases through higher fares. There can be no assurance that any such fare increases will completely offset the effect of higher fuel costs or not adversely impact our competitive position. The impacts of high fuel prices have been mitigated somewhat by the addition of new, fuel-efficient B737 aircraft which consume less fuel on an average seat mile basis than our already fuel efficient B717 aircraft. In September 2005, we began installing winglets on a number of our B737’s which further improves their fuel efficiency. While we believe the fuel efficiency of our fleet offers us an advantage over many of our competitors who operate less fuel-efficient aircraft, increases in fuel costs which are not offset by our fuel purchase arrangements or fare increases will have an adverse effect on our future operating margins.

Maintenance, Repairs and Training

As of January 23, 2008, our operating fleet consisted of 87 B717’s and 50 B737’s having a weighted-average age of approximately four years. Our B737 airframes and engines are under warranty for a minimum of three years from the date of delivery. We believe the long-term cost of maintaining our aircraft will be within industry norms. However, we will be required to comply with new FAA regulations or Airworthiness Directives that may be promulgated in the future and there can be no assurance that we will not encounter unexpected maintenance expenses or that our maintenance expense will remain within industry norms.

Aircraft airframe maintenance and repair consists of routine and non-routine daily maintenance and heavy maintenance checks. Routine and non-routine maintenance is performed in Atlanta, Orlando, Baltimore, Fort Lauderdale, Dallas and Tampa by our employees and by qualified third party contractors at the other cities we serve. Heavy maintenance is performed by qualified outside maintenance contractors. Maintenance repair costs for major components on our B717 and B737 aircraft, including engines and auxiliary power units (APUs) are covered under maintenance agreements with FAA approved contractors and are expensed as incurred. As new aircraft come out of their warranty period and as they age, maintenance costs tend to increase. Maintenance costs also increase as the maintenance, repair, and overhaul providers escalate their pricing. We expect maintenance costs to increase as aircraft come out of warranty but the impact of these increased costs on our average maintenance costs will be partially offset by the addition of newly delivered aircraft into the fleet.

Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. The FAA recently awarded us with the Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA’s highest maintenance award. This marks the twelfth consecutive year we have received this award for exceeding the required levels of safety training for our maintenance technicians.

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

Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003. Coverage under this Act has been extended and currently we have received certification of coverage through March 31, 2008.

Airport Operations

Ground handling services, provided by third parties, typically are of three types: above-wing only, under-wing only and complete ground handling. Above-wing services include but are not limited to, aircraft cleaning and catering. Under-wing ground handling services include, but are not limited to, directing the aircraft into and out of the gate, baggage loading and unloading, lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact (at the ticket counter, gate and baggage service office) and under-wing services combined.

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

Congestion. There have been a number of efforts to regulate congestion at high density airports recently that may have an impact on entry or expansion potential and cost of operation at a number of airports. In January 2008 the Department of Transportation (DOT), Federal Aviation Authority (FAA) issued an order limiting the number of scheduled flight operations at New York’s John F. Kennedy International Airport (JFK); in the same month the DOT issued a notice of proposed amendment to its Airport Rates and Charges policy that would allow airports to establish non-weight based fees during peak hours in a effort to limit congestion. We cannot predict the outcome of this potential rule change on our costs or ability to operate in congested airports nor if these efforts will migrate to other airports in or contemplated to be in our network.

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

Federal Aviation Taxes and Passenger Facility Charges. In 1997, a law was enacted imposing new aviation ticket taxes as part of larger tax legislation designed to balance the nation’s budget and provide targeted tax relief as well as fund air traffic control, other FAA programs and airport development. In December 2007, Congress extended the existing aviation ticket and cargo taxes to February 29, 2008. Currently, the federal excise tax on tickets is 7.5 percent of the base fare with a segment fee of $3.40 per passenger enplanement, and, beginning in January 2008, the segment fee was increased to $3.50 per passenger enplanement. These charges are collected by the airline from their passengers and remitted to the U.S. Government.

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges as a means of funding local airport projects. These charges are collected by the airlines from their passengers and remitted to the appropriate airport authority and range from $2.00 to $4.50 per enplanement up to $18 per round trip.

Fuel Taxes. We pay federal, state, and other taxes on fuel. We paid approximately $50.2 million, $46.2 million, and $41.4 million in fuel taxes during 2007, 2006 and 2005, respectively.

Security and Safety Measures. The Aviation and Transportation Security Act was enacted in December 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration (TSA) to oversee all aviation security and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is partially provided by a security ticket tax, that is currently $2.50 per enplaned passenger, up to $5.00 each way or $10.00 per round trip, and has been imposed since February 2002, the date the TSA began taking responsibility for airport security. The TSA was granted authority to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Pursuant to its authority, the TSA may revise the way it assesses this fee, which could result in increased costs for passengers and/or us. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

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

All international service is subject to the regulatory requirements of the appropriate authorities of the other country involved. We discontinued our scheduled international service to Grand Bahamas Island during late 2007. To the extent we seek to provide international air transportation in the future, we will be required to obtain necessary authority from the DOT and the applicable foreign government.

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

We have a significant amount of aircraft related fixed obligations that could impair our ability to make principal and interest payments on our debt obligations and lease payments on our lease obligations.

We have significant obligations including debt and lease obligations related to aircraft purchase commitments, aircraft delivery obligations and aircraft leases, debt and lease obligations for operating facilities, including existing facilities and planned new facilities, and other cash obligations including future funding obligations for other potential acquisitions. Our total indebtedness as of December 31, 2007 was approximately $1.06 billion, of which $919.9 million was aircraft related. Our debt service obligations with respect to our existing or increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our ability to make scheduled payments of principal and interest for our financing obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond our control.

The amount of our existing debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could:

•

require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing for aircraft purchases, capital expenditures, working capital or general corporate purposes;

•

make it more difficult for us to pay our debts as they become due during general adverse economic and market industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled debt payments;

•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors with less debt; and

•

result in a downgrade in the rating of either our existing indebtedness or future indebtedness, which could limit our ability to borrow additional funds or increase the interest rates applicable to the indebtedness.

As a result of the substantial fixed costs associated with our existing obligations:

•	a decrease in revenues would result in a disproportionately greater percentage decrease in earnings;

•	we may not have sufficient liquidity to fund all of our fixed costs if revenues decline or costs increase; and

•	we may not have sufficient liquidity to respond to competitive developments and adverse economic conditions.

Of our existing indebtedness, $919.9 million is secured by certain of our assets, principally aircraft, which may limit the utility of such assets in obtaining additional financing.

Based upon current levels of operations and anticipated growth, we expect to be able to generate sufficient cash flow to make all of the principal and interest payments when such payments are due under our existing indebtedness, including the indenture governing our existing 7% convertible notes, but there can be no assurance that we will be able to repay such borrowings. However, our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance and cash flow, which will in turn depend, in part, on general economic and political conditions. A failure to pay our fixed costs or a breach of our contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by one or more credit card processors, and the exercise of remedies of our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.

Covenants in our existing debt instruments and potential future indebtedness could limit how we conduct our business, which could affect our long-term growth potential. A failure by us to comply with any of our existing or prospective restrictions could result in acceleration of the repayment terms of our existing or potential future debt. Were this to occur, we might not have, or be able to obtain, sufficient cash to pay our accelerated indebtedness.

Certain of our existing debt instruments and financing agreements contain covenants that, among other things, limit our ability to:

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

Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to a default under the terms of those agreements. If such a default occurs, the other parties to these agreements could declare all amounts borrowed and all amounts due under other instruments, which contain provisions for cross-acceleration or cross-default, due and payable. If that occurs, we may not be able to make payments on our debt, meet our working capital and capital expenditure requirements, or be able to find additional alternative financing on favorable or acceptable terms.

Our liquidity could be adversely impacted in the event one or more of our credit card processors were to impose or increase existing holdbacks on payments due to us from credit card transactions.

We currently have agreements with organizations that process credit card transactions arising from purchases of air travel tickets by our customers utilizing American Express, Discover and MasterCard/VISA. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor would have liability if we do not ultimately provide the air travel. Each of our agreements with the organizations that process American Express, Discover, and MasterCard/Visa transactions allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to us, i.e., a “holdback”. Generally, in all of our agreements, the holdbacks can be imposed at the discretion of the processor upon the occurrence of specified events, including material adverse changes in our financial condition, or if the processor reasonably believes we will be unable to perform our obligations. As of December 31, 2007, we were in compliance with the terms of our credit card agreements and had holdbacks with only two processors, which were in amounts that were not material.

A majority of our revenues relate to credit card transactions processed by the MasterCard/Visa processor. Our agreement with the MasterCard/Visa credit card processor contains covenants that permit the processor to holdback cash remittances to us, if the processor determines that there has been a material adverse occurrence or certain other events occur. The amount which the processor may be entitled to withhold varies over time and is up to the estimated liability for future air travel purchased with Visa and MasterCard cards ($145.6 million as of December 31, 2007). As of December 31, 2007, we were in compliance with the agreement and no remittances had been withheld.

In the event material holdbacks are imposed, our liquidity in the form of unrestricted cash and short-term investment assets would be reduced by the amount of the holdbacks. We believe we have, and will continue to have, alternatives to address any requirement for holdbacks by such processors, including seeking to obtain letters of credit in lieu of accepting a holdback or providing a cash deposit.

The agreement with our MasterCard/Visa processor expires December 31, 2008. Our other credit card processing agreements generally have no fixed term but are terminable without cause after 30 days notice and immediately upon the occurrence of various specified adverse events. The inability to enter into credit card processing agreements would have a material adverse effect on our business. We believe we will be able to continue to renew our existing credit card processing agreements or will be able to enter into new credit card processing agreements with other processors, although we can not assure you that we will always have these options in the future should we seek to exercise them.

Our business is, and will continue to be, dependent on the availability and price of aircraft fuel.

Aircraft fuel is a significant expenditure and, as a percentage of our operating expenses, accounted for 37.0 percent in 2007 and 36.5 percent, and 32.4 percent in 2006 and 2005, respectively. Due to the effect of economic events on the price and availability of oil, the future availability and cost of aircraft fuel cannot be predicted with any degree of certainty. Although we are currently able to obtain adequate supplies of aircraft fuel, it is impossible to predict the future availability or price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning the production, transportation or marketing of aircraft fuel, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages and additional fuel price increases in the future. For 2008, if jet fuel increased $1 per barrel, our fuel expense, before the impact of hedging arrangements, would increase approximately $10.0 million based on current and projected operations.

Our operations are, and will continue to be, largely dependent upon the availability of fuel in the Gulf Coast area.

Our operations are largely concentrated in the Southeast United States with Atlanta being the highest volume fueling point in our system. In addition, over 79 percent of our fuel contracts are based on prices of jet fuel produced in the Gulf Coast area. Any disruption to the oil production or refinery capacity in the Gulf Coast, as a result of weather or any other disaster could, among other potential effects, have a material adverse effect on our financial condition and results of operations, not only in East Coast routes but across the network due to disruptions in supply of jet fuel, dramatic escalations in the costs of jet fuel, and/or the failure of fuel providers to perform under our fuel arrangements.

We endeavor to manage and mitigate the risks of changes in aviation fuel prices, where we believe appropriate, by entering into hedging arrangements. We do not enter into fuel hedge contracts for speculative purposes.

To the extent we do not hedge our aviation fuel risk or correspondingly adjust our fare levels, fluctuations in the market prices of jet fuel will have the effect of reducing or increasing the amount of profit we earn or loss we incur. Conversely, by entering into hedging contracts, we may, in exchange for minimizing the risk of potential cost increases associated with aviation jet fuel costs, also thereby necessarily minimize the potential for cost savings associated with decreases in the price of such fuel. While we have generally been able to enter into hedging transactions when we have sought such arrangements, no assurances can be given that our ability to enter into such transactions will not adversely be affected in the future by (i) limited interest in the provision of hedging arrangements by financial or other institutions, and (ii) the inability to procure hedging agreements as the result of some crisis (financial or other) associated with the supply of aviation fuel, political instability in oil producing countries or other developments which have otherwise affected the interest of financial or other institutions in entering into fuel hedging transactions in general. Likewise, we can not assure you that counter parties to hedging agreements will always perform. For a more detailed discussion of our current aviation fuel hedging activities, please see Item 7A “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS – AVIATION FUEL.

Our business is dependent on technology. We will continue to rely heavily on automated systems to operate our business. Any failure of these systems or the failure to integrate them successfully with any acquired operations could harm our business.

We are increasingly dependent on technology initiatives to reduce costs and to maintain and enhance customer service in order to compete in the current business environment. We depend on automated systems to operate our business, including computerized airline reservation systems, flight operations systems, telecommunication systems and websites. We have made significant investments in our website technology and Bye-Pass ™ check-in kiosks, and related initiatives across the system. The performance and reliability of our technology is critical to our ability to attract and retain customers and our ability to effectively compete.

Website and reservation systems must be able to accommodate a high volume of traffic and deliver important flight information. Substantial or repeated website, reservations systems or telecommunication systems failures could reduce the attractiveness of services and could cause customers to purchase tickets from another airline.

Any internal technology error or failure, or large scale external interruption in technology infrastructure on which we are dependent, such as power, telecommunications or the Internet, may disrupt our technology network, result in the loss of data or the failure to capture data. Any individual, sustained or repeated failure of our technology could impact our customer service and result in increased costs and expenses and generally harm our business. Like all companies, our technology systems may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place and continue to invest in technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and adverse financial consequences to our business.

Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our operations.

Labor costs constitute a significant percentage of our total operating costs. A substantial portion of our workforce is represented by labor unions and covered by collective bargaining agreements.

Our business plan includes assumptions about labor costs. We believe that our labor costs currently are competitive; however, we cannot assure you that our labor costs going forward will remain competitive because: labor agreements may be amended or become amendable, competitors may significantly reduce their labor costs, reducing or eliminating any comparative advantages as to one or more competitors, or labor costs may increase in connection with potential acquisitions.

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

Our pilots are represented by the National Pilots Association, or NPA. The agreement with our pilots became amendable in 2005 and is currently in mediation under the auspices of the National Mediation Board. AirTran’s flight attendants are represented by the Association of Flight Attendants, or AFA. The agreement with the flight attendants becomes amendable in December 2008. Our dispatchers are represented by the Transport Workers Union, or TWU and the agreement with our dispatchers becomes amendable in January 2009. We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters, or IBT. The agreement with our maintenance technicians and inspectors becomes amendable in October 2009. The agreement with our technical training instructors becomes amendable in March 2010. The agreement with our stores clerks becomes amendable in June 2010. The agreement with our ground service equipment employees becomes amendable in September 2011.

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

If we incur problems with any of our third party airport services providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

We conduct complete ground handling services at 33 of the 56 airports we serve, including at our Atlanta hub. Ground handling services provided by third parties at the remaining 23 airports typically are of three types: above-wing only, under-wing only and complete ground handling. Above-wing services include but are not limited to aircraft cleaning and food and beverage services. Under-wing ground handling services include, but are not limited to, directing the aircraft into and out of the gate, baggage loading and unloading, lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact (at the ticket counter, gate and baggage service office) and under-wing services combined. Operations not conducted by our employees are contracted to other air carriers, ground handling companies or fixed-base operators with such operations overseen by our employees.

Our reliance on third party service providers will continue in the foreseeable future and may result in the relative inability to control the efficiency and timeliness of all of our outsourced ground handling operations. Although we do not anticipate any material problems with the efficiency and timeliness of our existing contract services, problems in connection with such third party services could have a material adverse effect on our business, financial condition and results of operations.

Our business is and will continue to be subject to weather factors and seasonal variations in airline travel, which cause results to fluctuate.

Our operations will continue to be vulnerable to weather conditions in different parts of our network that could disrupt service, create air traffic control problems, decrease revenue, and increase costs, such as during hurricane season in the Southeast United States, and, as our operations in the Midwest and Northeast United States expand, snow and severe winters in such regions. Air travel tends to be seasonal. The second quarter tends to be our strongest revenue quarter. Our results of operations reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year and the prior results are not necessarily indicative of our future results. In addition, our dependence on a primary hub and on a route network operating largely on the East Coast make, and will continue to make, us more susceptible to adverse weather conditions and other traffic delays along the East Coast than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We are subject to various risks as a result of our fleet concentration in two fleet types.

As of January 1, 2008, we have 87 B717 aircraft and 50 B737 aircraft in our total fleet. Because fewer carriers operate B717 aircraft, FAA actions to ground that aircraft generally (if actual or suspected defects were discovered in the future unique to that aircraft) would have a more singular effect on us. Also, because the manufacturer of the B717 discontinued the production of B717 aircraft in 2006, we expect to experience increased costs in later years in connection with parts acquisition and/or maintenance for such aircraft than we would likely incur if such aircraft were still in production.

Our maintenance costs are expected to increase.

Our recent maintenance expenses have been lower than what we expect to incur in the future because of the young age of our B717 and B737 aircraft fleet. Our maintenance costs are expected to increase as these aircraft age and come off of manufacturer’s warranty and utilization increases.

Our reputation and financial results could be negatively affected in the event of a major aircraft accident.

An accident involving one of our aircraft could involve not only repair or replacement of the damaged aircraft and our consequent temporary or permanent loss from service, but also significant potential claims of injured passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that our aircraft are less safe or reliable than other airlines, and that could have a negative effect on our business. The occurrence of one or more incidents or accidents involving our aircraft could have a material adverse effect on the public’s perception of us and our future operations.

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

We, and airlines in general, are subject to a wide range of governmental regulation, including regulation by the FAA. A modification, suspension or revocation of any of the FAA authorizations or certificates of ours could adversely impact our business.

In the last several years, Congress has passed laws and the FAA has issued a number of maintenance directives and other regulations. These requirements impose substantial costs to airlines. Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that may be amended from time to time, or because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs, or our ability to conduct existing or future operations outside of the United States. We cannot predict what laws and regulations may be adopted or their impact, and we cannot guarantee that laws or regulations currently proposed or enacted in the future will not adversely affect it.

Increases in insurance costs or reduction in insurance coverage may adversely impact our operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airlines. Accordingly, our insurance costs increased significantly. Likewise, the ability to continue to obtain insurance even at current prices will remain uncertain. Pursuant to the Airline Transportation and System Stabilization Act, the federal government stepped in to provide supplemental third-party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third-party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003, and which permitted such coverage to be extended by the government through December 31, 2003. The Emergency Wartime Supplemental Appropriations Act extended the government’s mandate to provide war-risk insurance until December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance until August 31, 2005 at the discretion of the Secretary of Transportation. During 2007, the coverage was extended in six month increments. Currently, we have received certification of coverage through March 31, 2008. If the federal insurance program terminates, we would likely face a material increase in the cost of war-risk insurance or such insurance might not be available. Because of the competitive pressures in the industry, the ability to pass along additional insurance costs to passengers may be limited. As a result, further increases in insurance costs or reductions in available insurance coverage could harm earnings. Any coverage that might be available to us through commercial aviation insurers also could have substantially less desirable terms, and might not be adequate to protect our risk, which could harm our business.

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

Certain major airlines have reduced their cost structures reducing AirTran’s competitive cost advantage.

Since 2001, as a result of slower general economic conditions, the high price of fuel, and intense competition, the airline industry experienced record financial losses. In response to the adverse financial results the airline industry has experienced, airlines have taken actions in an effort to reduce losses by, reducing employee headcount, limiting service offerings, renegotiating labor contracts, restructuring through the bankruptcy process, and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. While our cost advantage remains significant, these changes have reduced our cost advantage over certain airlines. To maintain our cost advantage, we strive to reduce our non-fuel operating costs. Although we have reduced non-fuel cost per available seat mile six consecutive years, we cannot assure you that we will be able to achieve similar reductions in future years or at all.

The airline industry is intensely competitive.

The airline industry in general and the low-fare sector in particular, is highly competitive. Our competitors include other major domestic airlines as well as foreign, regional and new entrant airlines, some of which will have more financial resources and/or could have lower cost structures than us, and other forms of transportation, including rail and private automobiles. In most of the markets which we currently serve, and in most of the markets which we expect to serve within the coming year, we compete or expect to compete with at least one other low-cost air carrier and one or more major legacy carriers. Our revenues are, and will continue to be, sensitive to numerous competitive factors, and the actions of other carriers in the areas of pricing, scheduling and promotions, all of which can have a substantial adverse impact on individual airline and overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines, under financial stress or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.

We may face greater competition in the future from existing and new competitors. Any increased competition could have a negative impact on our business and operating results.

The profitability of our operations are, and will continue to be, influenced by economic conditions as demand for discretionary travel diminishes during economic downturns.

The profitability of our operations is influenced by the condition of the United States economy, which may impact the demand for discretionary travel and our competitive pricing position. A substantial portion of our business is discretionary travel, which declines during economic downturns.

Airline strategic combinations or industry consolidations could have an impact on our competitive environment in ways yet to be determined.

The environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength and entering into global alliance arrangements. Similarly, the merger, bankruptcy or reorganization of one or more of our competitors may result in rapid changes to the identity of our competitors in particular markets, a substantial reduction in the operating costs of our competitors or the entry of new competitors into some or all of the markets we serve or currently are seeking to serve. We are unable to predict exactly what effect, if any, changes in the strategic landscape might have on our business, financial condition and results of operations.

If we lose key senior management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our performance depends largely on the efforts and abilities of our members of senior management. These executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. The unexpected loss of services of one or more of these individuals could have an adverse effect on our business. We will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management-level employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future.

Our stock price may fluctuate significantly and you could lose all or part of your investment as a result.

The price of our common stock may fluctuate significantly as a result of many factors in addition to the factors discussed in these risk factors. These factors, some or all of which are beyond our control, include:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

•	success of our operating and growth strategies;

•	investor anticipation of competitive and industry threats, whether or not warranted by actual events;

•	operating and stock price performance of other comparable companies; and

•	realization of any of the risks described in these risk factors.

In addition, the stock market can experience extreme volatility that often may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of our common stock.

The existence of some provisions in our corporate documents and Nevada law may delay or prevent a change in control, which could adversely affect the price of our common stock. Our certificate of incorporation and bylaws contain some provisions that may make the acquisition of control more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors, and limitations on actions by our shareholders. In addition, Nevada law also imposes some restrictions on mergers and other business combinations between us and any holder of 10 percent or more of our outstanding common stock.

Risks Factors relating to us and potential acquisitions.

We have sought to acquire other carriers, as well as gates and other assets from other carriers. In the event we complete one or more acquisitions we may be subject to a variety of risks. We intend, to the extent possible, to integrate the operations of acquired assets and entities with those of AirTran Airways. Depending on the nature of the acquired entity or operations, integration of acquired operations into our present operations may present substantial difficulties. Even where material difficulties are not anticipated, there can be no assurance that we will not encounter such difficulties in integrating acquired operations with our operations, which may result in a delay or the failure to achieve anticipated synergies, increased costs and failures to achieve increases in earnings or cost savings. The difficulties of combining the operations of acquired companies may include, among other things:

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between us and an acquired entity;

•	the consolidation of sales and marketing operations;

•	the retention of existing customers and attraction of new customers;

•	the retention of key employees;

•	employee strikes and other labor-related disruptions in connection with union representation;

•	employee strikes and other labor-related disruptions in connection with seniority questions with respect to both union and non-union employees;

•	the consolidation of corporate and administrative infrastructures;

•	the integration and management of the technologies and products of the acquired entity, including the consolidation and integration of computer information systems;

•	the identification and elimination of redundant and underperforming operations and assets;

•	costs associated with the termination of assumed contractual obligations and the timing thereof;

•	diversion of management’s attention from ongoing business concerns;

•	the possibility of tax costs or inefficiencies associated with the integration of the operations;

•

the possible need to modify internal controls over financial reporting in order to comply with the Foreign Corrupt Practices Act, the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under; and

•	loss of customer goodwill.

For these reasons, we may fail to successfully complete the integration of an acquired entity, or to realize the anticipated benefits of the integration of an acquired entity. Actual cost savings and synergies which may be achieved from an acquired entity may be lower than we expect and may take a longer time to achieve than we anticipate. Other acquisition related risks include risks associated with higher costs or unexpected difficulties or problems with acquired assets or entities including different flight equipment, outdated or incompatible technologies, labor difficulties, or an inability to realize anticipated synergies and efficiencies. Whether within anticipated timeframes or at all, one or more of such acquisition-related risks, if realized, could have an adverse impact on our business, financial condition, results of operations, or operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2007:

Aircraft Type	Number of Passenger Seats	Owned	Leased	Total	Weighted- Average Age (Years)
B717	117	8	79	87	5.3
B737	137	28	22	50	1.9

Total		36	101	137	4.0

As of December 31, 2007, we had 63 B737 aircraft on order scheduled to be delivered in the year indicated:

Firm Aircraft Deliveries B737
2008	10
2009	14
2010	14
2011	13
2012	12

Total	63

Of the 63 B737 aircraft on order, we have secured debt financing for nine B737 aircraft scheduled for delivery in 2008 through arrangements with financial institutions. While our intention is to finance the remainder of the aircraft on order via a combination of debt and lease financing, we have not yet arranged for such financing. Additionally, we have sale/leaseback commitments from an aircraft leasing company with respect to four spare engines to be delivered through 2010. During 2006 and 2007, we entered into a sale/leaseback agreement related to two spare engines.

There can be no assurance that sufficient financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and/or if we are unable to generate revenues to cover our costs, we may slow our growth, including the sale, lease or sublease of certain numbers of our aircraft.

As of December 31, 2007, all of our owned aircraft were encumbered under debt agreements. For information concerning the estimated useful lives, residual values, lease terms, operating rent expense and firm orders for additional aircraft, see Notes 1, 2, 5 and 6 to the Consolidated Financial Statements.

Ground Facilities

We have signatory status on the lease of facilities at Hartsfield-Jackson Atlanta International Airport. This lease covers use of 22 gates and expires in September 2010. We also have signatory status at several other airports. The current lease at Orlando International Airport, which expires in September 2008, previously included six gates and increased to ten gates in mid 2007. The lease at Baltimore/Washington International (BWI) covers six gates and expires in June 2008. The check-in-counters, gates and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority or subleased from other airlines. These arrangements may include baggage handling, station operations, cleaning and other services.

Our principal corporate offices are located at the Orlando International Airport in a leased facility. The facility houses our executive offices as well as our operations staff, general administrative staff, computer systems and personnel training facility. The lease agreement for this facility expired at the end of 2007 and was extended an additional ten years through the exercise of options in five-year increments.

We rent an aircraft hangar at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The ground lease agreement for this facility expires in 2011 and may be extended an additional ten years through the exercise of options in five-year increments. The hangar houses a portion of our maintenance staff, and parts inventory.

In May 2004, we opened a two bay hangar facility at Hartsfield-Jackson Atlanta International Airport. The hangar can hold four B717 aircraft simultaneously and has an office building attached to the hangar to house maintenance and engineering staff. We have a 20 year lease on the facility which expires in 2024.

We also lease office space in Atlanta for use as a reservations center under a lease which expires in May 2010, training facilities in Atlanta, a reservation center in Savannah, Georgia under a lease which expires in February 2009, a warehouse and engine repair facility in Atlanta under a lease that expires in August 2009, and a reservation center in Carrollton, Georgia under a lease that expires in March 2009.

We believe we will be able to obtain lease renewals or substitute facilities for our leased facilities upon the expiration of the applicable lease.

Our existing facilities are generally adequate for our present needs. However, we are unable to predict whether we will be able to obtain adequate facilities to accommodate future growth or expansion. If facilities at any additional cities to be served by us are not available at acceptable rates, or if such facilities become no longer available to us at acceptable rates, then we may choose not to serve those markets.

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

Market Information

Our common stock, $.001 par value per share, is traded on the New York Stock Exchange under the symbol “AAI.” The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2007 and 2006:

	2007		2006
Quarter	High	Low	High	Low
1st	$13.09	$9.69	$18.85	$13.51
2nd	$12.65	$10.18	$18.20	$11.54
3rd	$11.50	$9.00	$15.10	$9.06
4th	$10.85	$7.13	$13.77	$9.51

Holders

As of January 24, 2008, there were approximately 4,224 stockholders of record of common stock.

Dividends

Historically, we have not declared cash dividends on our common stock. In addition, our note indenture and debt agreements restrict our ability to pay cash dividends. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any cash dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of this Report on Form 10-K below.

Issuance of Unregistered Securities and Repurchase of AirTran Equity Securities

During the fourth quarter of the year ended December 31, 2007, we did not issue any unregistered equity securities nor did we purchase any of our equity securities, exclusive of any net option exercises to pay withholding taxes and/or the exercise price of the applicable option.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

The following financial information for the five years ended December 31, 2007 has been derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere herein. No cash dividends per common share were declared during the five years ended December 31, 2007.

Financial Data:

(in thousands, except per share data)	2007		2006		2005		2004		2003
Operating revenues	$2,309,983		$1,892,083		$1,449,700		$1,040,994		$917,404
Net income	$52,683	(11)	$14,714		$7,545		$9,834	(12)	$100,935	(13)
Earnings per common share:
Basic	$0.58		$0.16		$0.09		$0.12		$1.34
Diluted	$0.56		$0.16		$0.08		$0.11		$1.22
Total assets at year-end	$2,048,466		$1,603,582		$1,161,543		$904,792		$809,418
Long-term debt and capital lease obligations including current maturities at year-end	$1,057,889		$811,110		$472,599		$313,970		$246,836

Operating Data:
Revenue passengers	23,780,058		20,051,219		16,638,214		13,170,230		11,651,340
Revenue passenger miles (RPM) (000s)(1)	17,297,724		13,836,378		11,301,534		8,479,262		7,143,125
Available seat miles (ASM) (000s)(2)	22,692,355		19,007,416		15,369,505		11,977,443		10,046,385
Passenger load factor(3)	76.2%		72.8%		73.5%		70.8%		71.1%
Break-even load factor(4)	73.2%		71.8%		72.9%		69.7%		64.2%
Average fare, excluding transportation taxes(5)	$92.47		$90.51		$83.93		$76.30		$76.33
Average yield per RPM(6)	12.71	¢	13.12	¢	12.36	¢	11.85	¢	12.45	¢
Passenger revenue per ASM (RASM)(7)	9.69	¢	9.55	¢	9.09	¢	8.39	¢	8.85	¢
Total revenue per ASM(8)	10.18	¢	9.95	¢	9.43	¢	8.69	¢	9.13	¢
Operating cost per ASM (CASM)(9)	9.57	¢	9.74	¢	9.28	¢	8.45	¢	8.28	¢
Average stage length (miles)	695		652		651		628		599

Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$2.23		$2.17		$1.81		$1.22		$0.98
Average daily utilization (hours: minutes) (10)	11:00		11:06		11:00		10:54		10:56
Number of operating aircraft in fleet at end of year	137		127		105		87		74

Note: All monetary amounts listed below are pre-tax.

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
(10)	The average amount of time per day that an aircraft flown is operated in revenue service
(11)

Includes non-operating expenses of $10.7 million related to costs associated with the proposed acquisition of Midwest Air Group, Inc. (Midwest), including exchange offer expenses consisting primarily of fees for attorneys, accountants, investment bankers, travel and other related charges

(12)

Includes a $1.3 million benefit related to our unsuccessful bid for certain leased gates and other assets of another airline at Chicago’s Midway airport and $1.5 million of additional fuel expense related to prior periods

(13)	Includes a $38.1 million payment received under the Wartime Act, deferred debt discount/issuance cost write-off of $12.3 million and reversal of a tax valuation allowance of $15.9 million

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

OVERVIEW

All of the operations of AirTran Holdings, Inc. (the Company, AirTran, we or us) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating and terminating at our hub in Atlanta, Georgia. As of January 23, 2008, we operated 87 Boeing 717-200 (B717) and 50 Boeing 737-700 (B737) aircraft offering approximately 700 scheduled flights per day to 56 locations in the United States. We offer very competitive fares by concentrating on keeping our unit costs low. A key to our success is the enthusiasm and skill of the AirTran employees.

During 2007, we continued our track record of operating profitably. We reported operating income of $137.9 million, net income of $52.7 million and diluted earnings per common share of $0.56. For 2006 we reported operating income of $40.9 million, net income of $14.7 million, and diluted earnings per common share of $0.16. We were able to substantially improve our annual profitability despite a 2.8 percent increase in average fuel cost per gallon. The improvement in profitability was driven primarily: by a 1.5 percent improvement in unit revenues (as measured by passenger revenue per available seat mile); a 1.7 percent decrease in unit operating costs (as measured by operating cost per available seat mile); and a 19.4 percent increase in the size of our operation (as measured by available seat miles). Our net income was negatively impacted by a non-operating charge of $10.7 million ($6.7 million net of tax) to expense the costs we incurred in connection with our exchange offer for all of the outstanding shares of Midwest Air Group, Inc. (Midwest), which we withdrew during the third quarter.

During 2007, we continued our growth by taking delivery of ten B737 aircraft bringing our total fleet to 137 aircraft at year end. As a result, our capacity, as measured by available seat miles, increased 19.4 percent. The increase in capacity was attributable to a 10.3 percent increase in the number of departures and a 6.6 percent increase in average stage length. Our traffic, as measured by revenue passenger miles, increased 25.0 percent, resulting in a 3.4 percentage point increase in passenger load factor to 76.2 percent.

We experienced several challenges in 2007, including record fuel prices and increased competition. Nevertheless, we generated a record profit in the second quarter, took delivery of ten new aircraft, and commenced new service to Charleston, South Carolina, Daytona Beach, Florida, Newburgh, New York, Phoenix, Arizona, Portland, Maine, San Diego, California and St. Louis, Missouri.

During 2007 we:

•	Carried in excess of 23.7 million revenue passengers;

•	Continued to reduce non-fuel unit operating cost, as we reduced non-fuel operating cost per available seat mile for the sixth consecutive year;

•	Took delivery of ten new B737 aircraft;

•	Secured financing for nine of our ten aircraft deliveries scheduled for 2008;

•	Arranged new financing for aircraft pre-delivery deposits for 18 aircraft deliveries;

•	Initiated new service to Charleston, South Carolina, Daytona Beach, Florida, Newburgh, New York, Phoenix, Arizona, Portland, Maine, San Diego, California and St. Louis, Missouri;

•	Launched 30 new non-stop routes

•	Created over 800 new jobs throughout our network; and

•	Announced that we will begin service to San Juan, Puerto Rico in 2008.

Our plans for 2008 focus on continuing the growth of our operations. We intend to do this by:

•	Adding new B737 aircraft to our fleet;

•	Keeping our unit costs at levels that rank among the best in the industry;

•	Looking for new market opportunities that will satisfy the transportation needs of our customers; and

•	Providing our customers with a travel experience worth repeating.

We expect our mix of low fares, excellent customer service, an affordable Business Class product, and one of the youngest all-Boeing aircraft fleets will provide product value that customers will continue to find attractive.

We will face challenges during 2008. Managing costs and increasing revenues in the face of high fuel costs will continue to be a primary focus. Jet fuel market prices have recently increased dramatically. For example, the average December market price (before taxes and fees) of Gulf Coast jet fuel increased to $2.61 per gallon compared to an average 2007 price per gallon of $2.13. If our fuel prices remain at historic high levels or increase further, we cannot guarantee that we will be able to generate incremental revenues sufficient to offset fuel costs. Additionally, our 2008 revenues may be adversely impacted by emerging weak macroeconomic conditions in the United States. The pilots’ collective bargaining agreement became amendable in 2005 and is currently in mediation; the impact on our operating results of any new collective bargaining agreement is uncertain.

Based on our current outlook, we expect capacity as measured by available seat miles to increase by approximately 10 percent to 11 percent for 2008 compared to 2007. Additionally, we expect our 2008 non-fuel unit operating costs per available seat mile to be flat to down 1.0 percent compared to 2007. Our estimated all-in fuel costs in the first quarter 2008 will be between $2.85 and $2.90 per gallon, including the benefit of our fuel risk management program. This assumes $90 barrel crude oil and a $15 refining margin. We project the 2008 all-in fuel costs, including the benefit of our fuel risk management program, to be between $2.75 and $2.85 per gallon. Total 2008 fuel consumption is projected to be between 390 million to 400 million gallons.

Air travel tends to be seasonal. The second quarter tends to be our strongest revenue quarter.

RESULTS OF OPERATIONS

2007 Compared to 2006

Summary

We reported operating income of $137.9 million, net income of $52.7 million and diluted earnings per common share of $0.56 for the year ended December 31, 2007. For 2006 we reported operating income of $40.9 million, net income of $14.7 million, and diluted earnings per common share of $0.16.

Operating Revenues

Our operating revenues for year ended December 31, 2007 increased $417.9 million (22.1 percent), primarily due to a 21.2 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 25.0 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), net of the impact of a decrease in our average yield per RPM of 3.1 percent to 12.71 cents. The decrease in yield resulted primarily from an increase in the average stage length of 6.6 percent to 695 miles. Our average fare increased 2.2 percent to $92.47. The 3.4 percentage point increase in load factor combined with the 3.1 percent decrease in yield resulted in a 1.5 percent increase in passenger unit revenues as measured by passenger revenue per available seat mile (RASM) to 9.69 cents.

During the year ended December 31, 2007, we took delivery and placed in service ten B737 aircraft. As a result, our capacity, as measured by available seat miles (ASMs), increased 19.4 percent. The combination of our 19.4 percent increase in capacity and 25.0 percent increase in traffic resulted in a 3.4 percentage point increase in passenger load factor to 76.2 percent.

Other revenues for 2007 increased $34.3 million (46.8 percent). Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, excess baggage fees and other miscellaneous revenues. The increase in other revenues is attributable primarily to increases in change and cancellation fees, direct booking fees and sales of frequent flyer credits.

Operating Expenses

Our operating expenses for the year ended December 31, 2007 increased $320.8 million (17.3 percent) but decreased 1.7 percent on an operating cost per ASM basis (CASM). Our financial results were significantly affected by changes in the price of fuel.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expense per ASM (CASM), for the indicated periods:

	Year ended December 31,				Percent Increase (Decrease)
	2007		2006
Aircraft fuel	3.54	¢	3.55	¢	(0.3)%
Salaries, wages and benefits	1.99		2.05		(2.9)
Aircraft rent	1.07		1.21		(11.6)
Maintenance, materials and repairs	0.67		0.66		1.5
Landing fees and other rents	0.54		0.53		1.9
Distribution	0.39		0.37		5.4
Marketing and advertising	0.18		0.24		(25.0)
Aircraft insurance and security services	0.10		0.14		(28.6)
Depreciation	0.21		0.16		31.3
Other operating	0.88		0.83		6.0

Total CASM	9.57	¢	9.74	¢	(1.7)%

Aircraft fuel decreased 0.3 percent on a cost per ASM basis. Our fuel price per gallon, including taxes and into-plane fees, increased 2.8 percent from $2.17 during 2006 to $2.23 during 2007. However, average fuel cost per ASM was favorably impacted by increases in both average stage length and average aircraft size, each of which tends to reduce fuel consumption per ASM.

Salaries, wages and benefits decreased 2.9 percent on a cost per ASM basis, primarily due to gains in productivity driven by an increase in ASMs which exceeded the impact of the increase in salaries, wages, and benefits. We employed approximately 8,200 full-time equivalent employees as of December 31, 2007, representing an 11.1 percent increase over the comparable date in 2006.

Aircraft rent decreased 11.6 percent on a cost per ASM basis. Since December 31, 2006, we have taken delivery of ten B737 aircraft. As a result, our capacity, as measured by ASMs, increased 19.4 percent. However, of the ten aircraft we have taken delivery of since December 31, 2006, none were leased. As a result, aircraft rent expense increased only 5.2 percent from 2006 to 2007.

Marketing and advertising costs decreased 25.0 percent on a cost per ASM basis, primarily due to a reduction in promotional costs.

Aircraft insurance and security services decreased 28.6 percent on a cost per ASM basis. While the addition of ten new Boeing aircraft to our fleet during the year ended December 31, 2007 increased our total insured hull value and related insurance premiums, the decrease on a cost per ASM basis is primarily due to a reduction in hull and liability negotiated insurance rates for our 2007 fleet coverage.

Depreciation increased 31.3 percent on a cost per ASM basis, primarily due to the addition of ten owned B737 for the year ended December 31, 2007 as well as the purchase of spare aircraft parts for the B737 fleet.

Other operating expense increased 6.0 percent on a cost per ASM basis. The increase is attributable in large part to increased ground handling services, contracted services, and de-icing operations.

Other (Income) Expense

Other (income) expense, net increased by $34.4 million. Interest income decreased by $1.3 million. Interest expense, including amortization of debt issuance costs, increased by $24.7 million primarily due to the effect of aircraft debt financings entered into during 2006 and 2007. Capitalized interest decreased by $3.7 million due to fewer future aircraft deliveries resulting in lower pre delivery deposits (PDPs). Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

Net unrealized (gains) losses on derivative financial instruments in 2007 were $0.3 million. The net unrealized (gains) losses are attributable to the net of $2.9 million of unrealized losses on interest rate swap arrangements and $2.6 million of unrealized gains on fuel related derivatives.

In April 2007, we took delivery of and in May 2007, we subsequently sold two aircraft and recognized a gain of $6.2 million related to the sale of these two aircraft.

On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest Air Group (Midwest). On August 12, 2007, we announced that our exchange offer for all of the outstanding shares of Midwest had terminated and on August 17, 2007, we announced that we had terminated all our efforts to acquire Midwest in a negotiated transaction. As of September 30, 2007, costs associated with the proposed acquisition, including the exchange offer, were $10.7 million, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related costs. All costs related to the proposed acquisition were charged to Other (income) expense during the three months ended September 30, 2007.

Income Tax Expense

Our effective income tax rate was 39.7 percent and 40.3 percent for the years ended December 31, 2007 and 2006, respectively.

2006 Compared to 2005

Summary

We reported operating income of $40.9 million, net income of $14.7 million and diluted earnings per common share of $0.16 for the year ended December 31, 2006. For 2005 we reported operating income of $22.6 million, net income of $7.5 million, and diluted earnings per common share of $0.08.

Operating Revenues

Our operating revenues for year ended December 31, 2006 increased $442.4 million (30.5 percent), primarily due to a 30.0 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 22.4 percent increase in passenger traffic as measured by RPMs, and an increase in our average yield per RPM of 6.1 percent to 13.12 cents. The increase in yield resulted primarily from a 7.8 percent increase in our average fare to $90.51. This increase in yield, when combined with our 0.7 percentage point decrease in passenger load factor, resulted in a 5.1 percent increase in passenger unit revenues as measured by RASM to 9.55 cents.

During the year ended December 31, 2006, we took delivery of two B717 aircraft and 20 B737 aircraft. As a result, our capacity, as measured by ASMs, increased 23.7 percent. The combination of our 23.7 percent increase in capacity and 22.4 percent increase in traffic resulted in a 0.7 percentage point decrease in passenger load factor to 72.8 percent.

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

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expense per ASM, for the indicated periods:

	Year ended December 31,				Percent Increase (Decrease)
	2006		2005
Aircraft fuel	3.55	¢	3.01	¢	17.9%
Salaries, wages and benefits	2.05		2.14		(4.2)
Aircraft rent	1.21		1.25		(3.2)
Maintenance, materials and repairs	0.66		0.55		20.0
Landing fees and other rents	0.53		0.53		—
Distribution	0.37		0.44		(15.9)
Marketing and advertising	0.24		0.24		—
Aircraft insurance and security services	0.14		0.15		(6.7)
Depreciation	0.16		0.13		23.1
Other operating	0.83		0.84		(1.2)

Total CASM	9.74	¢	9.28	¢	5.0%

Aircraft fuel increased 17.9 percent on a cost per ASM basis, primarily due to escalating fuel prices. Our fuel price per gallon, including all fees and taxes, increased 20.0 percent from $1.81 for the year ended December 31, 2005 to $2.17 for the year ended December 31, 2006.

Salaries, wages and benefits decreased 4.2 percent on a cost per ASM basis, primarily due to gains in productivity driven by the increased number of aircraft. We employed approximately 7,400 full-time equivalent employees as of December 31, 2006, representing a 10.6 percent increase over the comparable date in 2005.

Maintenance, materials and repairs increased 20.0 percent on a cost per ASM basis. On a cost per block hour basis, maintenance materials and repairs expense increased 21.1 percent to $322 per block hour primarily due to the expiration of warranties on the B717 aircraft and an increase in B717 engine maintenance contract rates. As the original manufacturer warranties expire on our B717 and B737 aircraft, the maintenance, repair and overhaul of aircraft engines and a significant number of aircraft systems become covered by maintenance agreements with FAA-approved maintenance, repair, and overhaul providers.

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

Aircraft insurance and security services decreased 6.7 percent on a cost per ASM basis. While the addition of 22 new Boeing aircraft to our fleet during the year ended December 31, 2006 increased our total insured hull value and related insurance premiums, the decrease on a cost per ASM basis is primarily due to a reduction in hull and liability insurance rates for our 2006 fleet coverage.

Depreciation increased 23.1 percent on a cost per ASM basis, primarily due to the addition of 13 owned B737 for the year ended December 31, 2006 as well as the purchase of spare aircraft parts for the new B737 fleet. Additionally, during the year ended December 31, 2006 we charged depreciation expense $1.6 million for property and equipment no longer in use.

Other operating expense decreased 1.2 percent on a cost per ASM basis. The decrease is attributable in large part to the favorable $3.2 million impact of claim settlements with vendors recognized during the year ended December 31, 2006.

Non-operating (Income) Expense

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007 we had total cash, cash equivalents and short term investments of $318.0 million, which is an increase of $7.8 million compared to December 31, 2006. As of December 31, 2007 we also had $29.6 million of restricted cash and $8.2 million of long-term investments. Our primary sources of cash are from operating activities and primary uses of cash are for investing and financing activities.

Operating activities in 2007 provided $182.1 million of cash flow compared to $75.1 million in 2006. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing and other activities. For the year ended December 31, 2007, we reported net income of $52.7 million compared to net income of $14.7 million for the year ended December 31, 2006. The increase in profitability favorably impacted cash provided by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, fluctuate seasonally and also provide cash as AirTran grows and consequently receives additional cash for future travel. During 2007, our air traffic liability balance increased $64.3 million contributing to net cash provided by operating activities. During 2006, our air traffic liability balance increased $38.6 million, contributing to net cash flow from operating activities. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During 2007, the $46.5 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities. Accounts payable and accrued and other liabilities increased in 2007 due to increases in accrued employee wages and benefits, accrued B737 aircraft rent, accrued interest, liabilities to governmental authorities for taxes and fees that we collected on their behalf and various other liabilities. During 2006, the $31.6 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

We used cash to increase other assets by $22.9 million and $20.9 million during the years ended December 31, 2007 and 2006, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Additionally cash was used to increase prepaid fuel and stored fuel by $27.2 million during the year ended December 31, 2007.

Investing activities in 2007 used $82.8 million in cash compared to the $251.5 million used in 2006. Purchases and sales of available for sales securities are classified as investing activities. During 2007, sales of available for sale securities exceeded purchases of available for sale securities by $30.6 million. During 2006 purchases of available for sale securities exceeded sales of available for sale securities by $151.0 million. Investing activities also include expenditures for aircraft deposits, the purchase of aircraft and other property and equipment, and deferred costs related to the proposed acquisition of Midwest.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of refunded deposits in the aircraft. During 2007, we received $90.7 million in previously paid aircraft deposits while paying $90.6 million in new aircraft deposits. During 2006, we received $102.8 million in previously paid aircraft deposits while paying $89.2 million in new aircraft deposits. During 2007, we purchased 12 B737 aircraft, of which two were sold. We expended $142.0 million in cash and incurred $293.7 million of debt related to the acquisition of these aircraft. During 2006, we purchased 13 B737 aircraft. We expended $68.6 million in cash and incurred $380.6 million of debt related to the acquisition of these aircraft.

In April 2007, we took delivery of and in May 2007, we subsequently sold two B737 aircraft. The costs of the two aircraft are included in total property and equipment purchases. Cash received for the two aircraft was $77.9 million, of which $5.0 million was received in 2006.

During 2007, we expended $34.0 million in cash for the acquisition of rotable parts and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchases of ground and computer equipment. During 2006, we expended $50.6 million in cash for the acquisition of other property and equipment.

Financing activities used $51.5 million of cash during 2007 compared to using cash of $35.1 million in 2006. During 2007, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $67.7 million and repaid $61.4 million of pre-delivery deposit debt financing. During 2007, we repaid $53.7 million of aircraft purchase debt financing. Also, during 2007, we borrowed $293.7 million in non-cash transactions to finance the purchase of ten B737 aircraft. During 2006, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $71.0 million and repaid $87.8 million of pre-delivery deposit debt financing. During 2006, we repaid $24.5 million of aircraft purchase debt financing. Also, during 2006, we borrowed $380.6 million in non-cash transactions to finance the purchase of 13 B737 aircraft. See Note 5 to Consolidated Financial Statements for additional information regarding our outstanding debt.

During 2007 and 2006 we received $2.4 million and $7.5 million, respectively, from the issuance of common stock related to the exercise of options and the employee stock purchase plan. On April 6, 2006, 55,468 warrants were exercised for the purchase of our common stock. Each warrant entitled the purchaser to 18.0289 shares of common stock for a total of 1,000,024 shares at $4.51 per share. Total cash proceeds from aforementioned transaction amounted to approximately $4.5 million.

Aircraft Acquisitions and Aircraft Purchase Commitments

During 2007, we took delivery of ten purchased B737 aircraft, excluding two aircraft subsequently sold as discussed below. During 2006, we took delivery of two B717 and 20 B737 aircraft of which the two B717 and seven B737 aircraft were held under operating leases. The additional 13 B737 aircraft deliveries in 2006 were purchased and financed with debt.

As of December 31, 2007, we had on order 63 B737 aircraft. The table below summarizes all aircraft scheduled for delivery:

Firm Aircraft Deliveries B737
2008	10
2009	14
2010	14
2011	13
2012	12

Total	63

In April 2007, we took delivery of and in May 2007, we subsequently sold two aircraft for cash proceeds of $77.9 million, of which $5.0 million was received prior to 2007. Unless otherwise expressly indicated, all aircraft delivery totals are exclusive of these two deliveries.

In June 2007, we entered into an amendment to an agreement with an aircraft manufacturer to purchase an additional 15 B737 aircraft. The newly-ordered aircraft are scheduled to be delivered during 2011 and 2012. Also, pursuant to that same amendment, we agreed to reschedule the delivery positions for six B737 aircraft on firm order. The aircraft originally scheduled to be delivered during the second half of 2008 and first half of 2009 are now scheduled to be delivered during 2011. In October we rescheduled the delivery dates for three B737 aircraft on firm order from 2008 to 2011. The new orders and revised delivery dates are reflected in this annual report.

Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer. We have arranged pre-delivery deposit financing for a portion of our pre-delivery deposit requirements for aircraft scheduled to be delivered in 2008, 2009, and some aircraft in 2010. The pre-delivery deposit financing typically funds between 75 percent and 80 percent of our pre-delivery deposit obligation for any given aircraft.

Our aircraft purchase commitments for the next five years, in aggregate, are (in thousands): 2008—$391,300; 2009—$508,000; 2010—$518,600; 2011—$462,300; and 2012—$401,300. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Payment commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

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

Letters of Credit

As of December 31, 2007, $12.2 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

Investments

As of December 31, 2007 we had short-term and long-term investments of $111.1 million and $8.2 million, respectively. In December 2007 we were advised that one of the funds that we had invested in would be closed to new investments and immediate redemptions and that there had been a one percent decline in the net asset value of the fund. The fund currently has a projected redemption schedule that will result in approximately 90 percent of the fund being redeemed in 2008. As a result, we have classified the remaining 10 percent of our investment, which is expected to payout in 2009, as long-term as of December 31, 2007.

Year 2008 Cash Requirements and Sources of Liquidity

During 2008, we will need cash for capital expenditures and debt maturities. It is anticipated that capital expenditures and 2008 debt and capital lease maturities will be funded with cash flow from operations, financings, and the use of existing cash resources. We anticipate that during 2008: expenditures for acquisition of other property and equipment and rotable parts will aggregate approximately $37 million; expenditures, not funded by committed financing, for the acquisition of aircraft will aggregate approximately $113 million; and the maturities of existing debt and capital lease obligations will aggregate $99.7 million. We anticipate obtaining additional aircraft acquisition related financing which would reduce the expenditures, not funded by financing, for the acquisition of aircraft to approximately $55 million.

We have various options available to meet our debt repayments, capital expenditures and operating commitments including internally generated funds and various financing or leasing options. Additionally, we have an outstanding shelf registration which we may utilize to raise funds for aircraft financings or other purposes in the future. However, except as discussed in the following paragraph, we have no unused lines of credit available and our owned aircraft and our pre-delivery deposits are pledged as collateral for outstanding debt. There can be no assurance that financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. Should fuel prices remain high and if we are unable to generate revenues to cover our costs, we may slow our growth, including through the rescheduling of aircraft deliveries or through the sale, lease or sublease of some of our aircraft.

In January 2008, one of the counter parties to our derivative financial arrangements agreed to provide us with an unsecured line of credit of up to $15 million to fund any of our future collateral obligations arising from certain derivative financial arrangements. The line of credit commitment expires July 2008.

Income Taxes

We have not been required to pay significant federal or state income taxes since 1999 because we have had a loss for federal income tax purposes in each of those years, largely because tax basis depreciation has exceeded depreciation expense calculated for financial accounting purposes.

Our December 31, 2007 consolidated balance sheet includes gross deferred tax assets of $145.4 million and gross deferred tax liabilities of $167.0 million. The deferred tax assets include $88.6 million pertaining to the tax effect of $271.1 million of federal net operating losses (NOLs) previously recognized as a tax benefit for financial reporting purposes. Such NOLs, which expire in the years 2017 to 2027, are available to be carried forward to offset future taxable income and thereby reduce future income tax payments. Our deferred income tax liability is in large part due to the excess of the financial statement carrying value of owned flight equipment and other assets over the tax bases of such assets. Consequently, future tax basis depreciation will tend to be lower than financial accounting depreciation for these assets. Accordingly, management has determined that it is more likely than not that the deferred tax assets will be realized through the reversal of existing deferred tax liabilities and future taxable income.

Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change as defined in the Code, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax exempt rate. Any unused NOLs in excess of the annual limitation may be carried over to later years. As of December 31, 2007, we were not subject to the limitations under Section 382.

Contractual Obligations

Our contractual obligations of December 31, 2007 are estimated to be due as follows (in millions):

Nature of commitment

	Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt (1)	$1,597.0	$171.0	$268.2	$226.0	$931.8
Operating lease obligations (2)	3,334.8	292.6	537.2	510.6	1,994.4
Capital lease obligations	19.8	2.7	5.7	6.2	5.2
Aircraft purchase commitments (3)	2,281.5	391.3	1,026.6	863.6	—
Other (4)	3.0	1.5	1.5	—	—

Total contractual obligations	$7,236.1	$859.1	$1,839.2	$1,606.4	$2,931.4

(1)	Includes principal and interest payments, forecasted at the current interest rates, on the aforementioned debt of approximately $1.0 billion. Our debt agreements for aircraft acquisitions generally carry terms of twelve years and are repaid either quarterly or semiannually.
(2)	Amounts include minimum operating leases obligations for aircraft, airport facilities and other leased property. Amounts exclude contingent payments and aircraft maintenance deposit payments based on flight hours or landings. Lease agreements are generally for fifteen years on aircraft obligations.
(3)	Amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Payment commitments include the forecasted impact of contractual price escalations. As noted under Aircraft Acquisitions and Aircraft Purchase Commitments, we have arranged pre-delivery deposit financing for a portion of our pre-delivery deposit requirements for aircraft scheduled to be delivered in 2008, 2009, and some in 2010. The above table does not reflect the effects of such financings.
(4)	Amounts include other contractual commitments. The table does not include payments to be made to third party aircraft maintenance contractors pursuant to agreements whereby we pay such contractors based on aircraft flight hours or landings. The table does not include liabilities to vendors, employees and others classified as current liabilities on our December 31, 2007 consolidated balance sheet.

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

Critical Accounting Policies and Estimates

General. The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

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

A nonrefundable ticket expires at the date of scheduled travel unless the customer exchanges the ticket in advance of such date for a credit to be used by the customer as a form of payment for another ticket. We recognize as revenue the value of a non-refundable ticket at the date of scheduled travel unless the customer exchanges his or her ticket for credit. A percent of credits expire unused. We recognize as revenue over time, in proportion to the credits that are used, the value of credits that we expect to go unused based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. Changes in our estimate of the amount of unused credits could have an effect on our revenues.

Frequent Flyer Program. We accrue a liability for the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program based on awards we expect to be redeemed on us or the contractual rate of expected redemption on other carriers. Incremental cost includes the cost of fuel, catering, and miscellaneous direct costs, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. We adjust this liability based on points earned and redeemed, changes in the estimated incremental costs, and changes in the A+ Rewards Program.

We also sell points in our A+ Rewards Program to third parties, such as credit card companies, internet service providers and car rental agencies. Revenue from the sale of points is deferred and recognized as passenger revenue when transportation is expected to be provided, based on estimates of its fair value. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale. A change to the time period over which the points are used (currently one to two years), the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Accounting for Derivative Financial Instruments. We enter into various derivative financial instruments with financial institutions to reduce the impact of fluctuations in jet fuel prices on future fuel expense. Our primary objective of entering into commodity derivative instruments is to reduce the impact on our operating results of the volatility of jet fuel prices. We enter into both fuel swap and option arrangements. We also enter into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis thus reducing the impact of interest-rate changes on future interest expense and cash flows. See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, and Note 3 to Consolidated Financial Statements for additional information about the derivative instruments that we have executed.

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedges for accounting purposes, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). For derivative instruments that are not designated as hedges for accounting purposes or do not qualify as hedges for accounting purposes, changes in the unrealized fair value of the derivatives are reflected in other (income) expense each period.

SFAS 133 is a very complex accounting standard with stringent requirements which generally requires: documenting the hedging strategy; using statistical analysis to qualify certain derivative arrangement as a hedge for accounting purposes both on a historical and a prospective basis; and preparing strict contemporaneous documentation that is required at the time each hedge is designated by the Company. As required by SFAS 133, AirTran assesses the effectiveness of each of its individual hedges on a quarterly basis. This analysis involves utilizing regression and other statistical analyses intended to assess the effectiveness each derivative designated as a hedge for accounting purposes. Certain derivatives may not qualify for treatment as accounting hedges if there is an insufficient correlation between the hedged item and the derivative underlying price. For example, derivatives based on crude oil as the underlying price did not qualify for hedge accounting treatment as of December 31, 2007. The Company can not predict whether crude oil based derivatives will qualify for hedge accounting treatment in the future.

AirTran enters into commodity related derivative instruments with third party institutions in “over-the-counter” markets. Since the majority of the Company’s commodity related derivative instruments are not traded on a market exchange, the Company estimates their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or mathematical option value models with assumptions about commodity prices based on those observed in the respective markets. Also, since there is not a well defined forward market for jet fuel, the Company must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes in jet fuel prices, as required by SFAS 133. Forward jet fuel prices are estimated using other energy commodity futures prices (such heating oil) and adjusted based on historical variations to those similar energy commodities.

In summary, SFAS 133 requires that changes in fair value (i.e. unrealized gains and losses) on some derivative financial instruments be recognized in earnings in advance of realization. The accounting for derivative financial instruments may result in increased and unanticipated earnings volatility. Additionally, SFAS 133 does not require that companies account for similar transactions in a similar manner; consequently, one airline may account for the changes in the fair value of a heating oil option as a component of other comprehensive income whereas another airline may reflect the changes in the fair value of a heating oil option in earnings.

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

Accounting for Convertible Debt Instruments. In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a that would change the accounting for certain convertible debt instruments, including our 7.0 percent Convertible Notes due 2023. Under the proposed new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the convertible notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the convertible notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the convertible notes to their face amount as interest expense over the term of convertible notes using an effective interest rate method of amortization. The FASB may issue final guidance in 2008. The effective date of the final pronouncement is uncertain.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk-Sensitive Instruments and Positions

We are subject to certain market risks, including changes in interest rates and commodity prices (i.e., aircraft fuel). The adverse effects of changes in these markets pose a potential loss as discussed below. The sensitivity analyses do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to the Consolidated Financial Statements for a description of our financial accounting policies and additional information.

Interest Rates

We had approximately $764.9 million and $498.9 million of variable-rate debt as of December 31, 2007 and December 31, 2006, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. These swaps expire between 2018 and 2019. The notional amount of the outstanding debt related to interest rate swaps at December 31, 2007 was $190.8 million. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. As of December 31, 2007, the fair market value of our interest rate swaps was a liability of $4.8 million. If average interest rates increased by 100 basis points during 2008 as compared to 2007, our projected 2008 interest expense would increase by approximately $7.5 million.

As of December 31, 2007 and 2006, the fair value of our long-term debt was estimated to be $1.063 billion and $857.9 million, respectively, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments or market prices. Market risk on our fixed rate debt, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $10.4 million as of December 31, 2007, and approximately $13.4 million as of December 31, 2006.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended 2007 and 2006 represented approximately 37.0 percent and 36.5 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel pricing arrangements in purchase contracts with fuel suppliers covering a portion of our anticipated fuel requirements. The fuel pricing arrangements consist of both fixed price and collar arrangements. Because these contracts are accounted for under the normal purchase exception included in SFAS 133, these contracts are not considered derivative financial instruments for financial reporting purposes. As of December 31, 2007, we had no fixed pricing arrangements with fuel suppliers for any future period.

In addition to the fuel purchase contracts discussed above, we have entered into fuel related derivative financial instruments with financial institutions to reduce the impact of fluctuations in jet-fuel prices on future fuel expense. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of December 31, 2007, the fair market value of our fuel related derivative assets was $13.0 million and was comprised of option and swap arrangements. As of December 31, 2007, these contracts pertain to 70.6 million gallons of our 2008 fuel purchases and 2.0 million gallons of our 2009 fuel purchases and represent 17.9 percent of our anticipated 2008 jet-fuel requirement and 0.5 percent of our 2009 jet fuel requirements. As of January 23, 2008, we entered into additional fuel related derivatives, which increase the gallons under contract to 102.1 million gallons and 44.8 million gallons for 2008 and 2009, respectively. This represents 25.8 percent and 10.6 percent of our total 2008 and 2009 anticipated fuel consumption, respectively.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense for 2008, before the impact of our derivative financial instruments, would increase $10.0 million based on current and projected operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orlando, Florida

January 31, 2008

AirTran Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Operating Revenues:
Passenger	$2,198,910	$1,814,907	$1,396,451
Other	107,640	73,315	48,886
Cargo	3,433	3,861	4,363

Total operating revenues	2,309,983	1,892,083	1,449,700
Operating Expenses:
Aircraft fuel	803,640	675,336	462,672
Salaries, wages and benefits	451,818	390,348	329,299
Aircraft rent	242,764	230,699	192,394
Maintenance, materials and repairs	151,265	126,062	84,641
Distribution	88,461	69,888	67,395
Landing fees and other rents	122,800	100,761	80,774
Aircraft insurance and security services	23,761	25,678	23,100
Marketing and advertising	40,415	44,792	36,400
Depreciation and amortization	48,485	30,078	20,224
Other operating	198,648	157,580	130,155

Total operating expenses	2,172,057	1,851,222	1,427,054

Operating Income	137,926	40,861	22,646
Other (Income) Expense:
Interest income	(20,401)	(21,714)	(11,771)
Interest expense	75,530	50,861	30,787
Capitalized interest	(9,226)	(12,943)	(8,550)
Unrealized (gains) losses on derivative financial instruments, net	255	—	—
Gain on sale of aircraft	(6,234)	—	—
Midwest exchange offer expenses	10,650	—	—

Other (income) expense, net	50,574	16,204	10,466

Income Before Income Taxes	87,352	24,657	12,180
Income tax expense	34,669	9,943	4,635

Net Income	$52,683	$14,714	$7,545

Earnings Per Common Share:
Basic	$0.58	$0.16	$0.09
Diluted	$0.56	$0.16	$0.08
Weighted-Average Shares Outstanding:
Basic	91,574	90,504	87,337
Diluted	104,319	92,436	90,185

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$206,873	$159,100
Restricted cash	29,618	24,815
Short-term investments	111,119	151,100
Accounts receivable, less allowance of $1,128 and $1,180 at December 31, 2007 and 2006, respectively	42,772	38,613
Spare parts, materials and supplies, less allowance for obsolescence of $2,281 and $1,749 at December 31, 2007 and 2006, respectively	14,488	11,736
Deferred income taxes	9,776	8,854
Prepaid and stored fuel	32,660	5,500
Derivative financial instruments	13,035	—
Prepaid expenses and other current assets	19,596	17,239

Total current assets	479,937	416,957
Property and Equipment:
Flight equipment	1,284,273	905,129
Less: Accumulated depreciation and amortization	(97,946)	(64,474)

	1,186,327	840,655
Purchase deposits for flight equipment	119,817	119,895
Other property and equipment	100,763	93,824
Less: Accumulated depreciation and amortization	(40,995)	(39,145)

	59,768	54,679

Total property and equipment	1,365,912	1,015,229
Other Assets:
Long-term investments	8,230	—
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	16,016	11,929
Deferred income taxes	—	7,772
Prepaid aircraft rent	81,109	70,802
Other assets	67,345	50,976

Total assets	$2,048,466	$1,603,582

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.

Consolidated Balance Sheets (Continued)

(In thousands, except per share data)

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,644	$35,050
Accrued and other liabilities	137,896	120,653
Air traffic liability	219,923	155,539
Current portion of capital lease obligations	1,036	876
Current portion of long-term debt	98,635	85,969

Total current liabilities	508,134	398,087
Long-term capital lease obligations	11,915	12,979
Long-term debt	946,303	711,286
Other liabilities	99,575	101,947
Deferred income taxes	31,434	—
Derivative financial instruments	4,755	—
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 91,886 and 91,160 shares issued and outstanding at December 31, 2007 and 2006, respectively	92	91
Additional paid-in capital	396,824	389,043
Accumulated earnings (deficit)	48,084	(4,599)
Accumulated other comprehensive income (loss)	1,350	(5,252)

Total stockholders’ equity	446,350	379,283

Total liabilities and stockholders’ equity	$2,048,466	$1,603,582

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2007	2006	2005
Operating activities:
Net income	$52,683	$14,714	$7,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,842	31,700	22,160
Amortization of deferred gains from sales/leaseback of aircraft	(4,887)	(4,407)	(4,385)
Midwest exchange offer expenses	10,650	—	—
Provisions for uncollectible accounts	1,407	1,619	516
(Gain) loss on asset disposals	(4,811)	4,387	2,307
Loss on investments	1,148	—	—
Deferred income taxes	34,464	9,943	4,635
Stock-based compensation	5,403	4,443	3,513
Other non-cash items	—	133	80
Changes in certain operating assets and liabilities:
Restricted cash	(4,803)	(5,372)	(11,589)
Accounts receivable	(5,566)	(10,437)	(10,935)
Spare parts, materials and supplies	(3,284)	(1,248)	(4,343)
Prepaid and stored fuel	(27,161)	(1,835)	14,397
Prepaid aircraft rent	(11,892)	(12,986)	(14,433)
Other assets	(22,921)	(20,934)	(22,969)
Accounts payable, accrued and other liabilities	46,477	26,809	52,596
Air traffic liability	64,330	38,597	25,520

Net cash provided by operating activities	182,079	75,126	64,615
Investing activities:
Purchases of available-for-sale securities	(2,040,593)	(2,540,215)	(829,100)
Sales of available-for-sale-securities	2,071,195	2,389,190	856,000
Purchases of property and equipment	(176,020)	(119,113)	(35,359)
Return (payment) of aircraft purchase deposits, net	78	13,635	(71,692)
Proceeds and deposit from sale of aircraft	72,879	5,000	—
Midwest exchange offer expenses	(10,348)	—	—

Net cash used for investing activities	(82,809)	(251,503)	(80,151)
Financing activities:
Issuance of long-term debt	69,034	71,045	96,690
Payments on long-term debt and capital lease obligations	(115,904)	(113,132)	(24,561)
Debt issuance costs	(7,005)	(5,011)	(4,610)
Proceeds from exercise of stock options, employee stock purchase plans and warrants	2,378	12,003	11,096

Net cash provided by (used for) financing activities	(51,497)	(35,095)	78,615

Net change in cash and cash equivalents	47,773	(211,472)	63,079
Cash and cash equivalents at beginning of year	159,100	370,572	307,493

Cash and cash equivalents at end of year	$206,873	$159,100	$370,572

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2005	86,617	$87	$361,063	$(4,624)	$—	$(26,858)	$329,668
Net income	—	—	—	—	—	7,545	7,545

Total comprehensive income							7,545
Issuance of common stock for exercise of options	1,783	2	9,775	—	—	—	9,777
Issuance of common stock under stock purchase plan	145	—	1,320	—	—	—	1,320
Unearned compensation on common stock issues	246	—	2,917	(2,917)	—	—	—
Tax benefit related to exercise of nonqualified stock options and restricted stock	—	—	1,552	—	—	—	1,552
Amortization of unearned compensation	—	—	—	3,513	—	—	3,513

Balance at December 31, 2005	88,791	89	376,627	(4,028)	—	(19,313)	353,375
Net income	—	—	—	—	—	14,714	14,714
Unrealized gain on derivative instruments, net of deferred taxes	—	—	—	—	84	—	84

Total comprehensive income							14,798
Adjustment to initially apply SFAS 158, net of income taxes of $3.1 million	—	—	—	—	(5,336)	—	(5,336)
Issuance of common stock for exercise of options	951	1	5,952	—	—	—	5,953
Stock-based compensation	305	—	4,443	—	—	—	4,443
Adjustment upon adoption of SFAS 123(R)	—	—	(4,028)	4,028	—	—	—
Issuance of common stock for detachable stock warrants	1,000	1	4,509	—	—	—	4,510
Issuance of common stock under employee stock purchase plan	113	—	1,540	—	—	—	1,540

Balance at December 31, 2006	91,160	91	389,043	—	(5,252)	(4,599)	379,283
Net income	—	—	—	—	—	52,683	52,683
Unrealized gain on derivative instruments, net of income taxes of $0.6 million	—	—	—	—	1,033	—	1,033
Actuarial gain on postemployment obligations, net of income taxes of $2.7 million	—	—	—	—	4,557	—	4,557
Reclassification of postemployment expense to earnings, net of income taxes of $0.6 million	—	—	—	—	1,012	—	1,012

Total comprehensive income							59,285
Issuance of common stock for exercise of options	198	—	1,022	—	—	—	1,022
Stock-based compensation	374	1	5,403	—	—	—	5,404
Issuance of common stock under employee stock purchase plan	154	—	1,356	—	—	—	1,356

Balance at December 31, 2007	91,886	$92	$396,824	$—	$1,350	$48,084	$446,350

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

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

Air travel tends to be seasonal. The second quarter tends to be our strongest revenue quarter.

We manage our operations on a system-wide basis due to the interdependence of our route structure in the various markets we serve. As we offer only one service (i.e., air transportation), management has concluded that we only have one segment of business.

Reclassification

Certain 2006 and 2005 amounts have been reclassified to conform to 2007 presentation. These reclassifications have no material impact on the Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flow or Consolidated Statements of Stockholders’ Equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Restricted cash primarily consists of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, collateral to support credit card holdbacks for advance ticket sales, and collateral to support derivative financial instrument arrangements.

Investments

Investments are considered available for sale securities and are stated at fair value. Short-term investments consist of auction rate securities with auction reset periods of less than 12 months and investments in other investment funds which are expected to convert to cash within twelve months. Long-term investments consist of investments in funds expected to be converted to cash after twelve months.

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, the issuer of co-branded credit cards, taxing authorities and municipalities related to guaranteed revenue agreements. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable based on historical credit card charge backs and miscellaneous receivables based on specific analysis. Collateral is generally not required for accounts receivable. During the years ended December 31, 2007, 2006 and 2005, we wrote off accounts receivable aggregating $1.0 million, $1.4 million and $0.6 million, respectively, against the allowance for doubtful accounts.

Spare Parts and Supplies

Spare parts and supplies consist of expendable aircraft spare parts and miscellaneous supplies. These items are stated at cost using the first-in, first-out method. These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service.

Property and Equipment

Property and equipment are stated on the basis of cost. The estimated salvage values and depreciable lives are periodically reviewed for reasonableness, and revised if necessary. Flight equipment is depreciated to salvage value of ten percent, using the straight-line method. The estimated useful lives for airframes, engines and aircraft parts are 30 years. Other property and equipment is depreciated over three to ten years. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter.

The financial statement carrying value of computer software and equipment, which is included in other property and equipment on the consolidated balance sheets, was $15.2 million and $10.1 million at December 31, 2007 and 2006, respectively. Depreciation and amortization expense related to computer equipment and software was $6.5 million, $5.4 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Intangibles

Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. We perform annual impairment tests in the fourth quarter of each year. Our tests indicated that we did not have any impairment of our trade name or of our goodwill. Accumulated amortization was $6.5 million at December 31, 2007 and 2006.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted average interest rate on long term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is ready for service.

Aircraft Maintenance

Aircraft maintenance costs are expensed as incurred. Maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities are recorded as deposits and then recognized as maintenance expense when the underlying is performed. The personnel costs of AirTran employees performing aircraft maintenance activities are classified as salaries, wages and benefits expense. The costs of replacement parts and services performed by third parties are classified as maintenance, materials and repairs expense.

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

Maintenance expense is recognized based on flight hours or landings if AirTran incurs a contractual liability to a third-party FAA approved contractor to repair or overhaul major component parts based on a contractually specified rate per flight hour or landing, as applicable. Accordingly, maintenance repair costs for certain major components, including engines for B717 aircraft, are expensed monthly based on flight hours flown or landings, as applicable.

Advertising and Promotion Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $35.7 million, $34.3 million and $35.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

From time to time we enter into barter transactions whereby we acquire goods or services in exchange for future air travel to be provided by us. We recognize operating expense based on the estimated fair value of travel to be provided by us. During 2005, we entered into a barter transaction in which we exchanged flight credits in our frequent flyer program for promotional consideration. The transaction was originally recorded at the estimated fair value of the credits exchanged resulting in $4.6 million of advertising expense in 2005. During 2006, we recorded additional expense of $4.1 million related to this promotion due to changes in the estimated volume of travel exchanged. The revenue relating to the flight credits was recognized as passenger revenue as the credits were utilized or expired. During 2007, 2006, and 2005, $2.4 million, $5.0 million, and $0.4 million, respectively, related to this program was recognized as passenger revenue.

Revenue Recognition

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Air traffic liability represents tickets sold for future travel dates. The balance of the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Passenger revenue accounting is inherently complex and the measurement of the air traffic liability is subject to some uncertainty. A nonrefundable ticket expires at the date of scheduled travel unless the customer exchanges the ticket in advance of such date for a credit to be used by the customer as a form of payment. We recognize as revenue the value of a non-refundable ticket at the date of scheduled travel unless the customer exchanges his or her ticket for a credit. A percent of credits expire unused. We recognize as revenue over time the value of credits that we expect to go unused in proportion to the credits that are used. We estimate the amount of credits that we expect to go unused based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. Changes in our estimate of the amount of unused credits would have an effect on our revenues.

We are required to collect certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. We have a legal obligation to act as a collection agent. Because we do not retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency.

Frequent Flyer Program

We accrue a liability for the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program based on awards we expect to be redeemed on us or the contractual rate of expected redemption on other carriers. Incremental cost includes the cost of fuel, catering, and miscellaneous direct costs, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. We adjust this liability based on points earned and redeemed, changes in the estimated incremental costs, and changes in the A+ Rewards Program.

We also sell points in our A+ Rewards Program to third parties, such as credit card companies, internet service providers and car rental agencies. Revenue from the sale of points is deferred and recognized as passenger revenue when transportation is expected to be provided, based on estimates of its fair value. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale. A change to the time period over which the points are used (currently one to two years), the actual redemption activity, or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The ineffective portion of the unrealized gain or loss on the cash flow hedges is reported currently as non-operating (income) expense in our Consolidated Statements of Operations.

Income Taxes

The Company accounts for deferred income taxes utilizing Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate the Company evaluates the need for a valuation allowance to reduce deferred tax assets.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to betaken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. We adopted the provisions of FIN 48 as of January 1, 2007. The impact of adopting FIN 48 was not material as of the date of adoption or in subsequent periods.

Interest associated with uncertain income tax positions is classified as interest expense and penalties are classified as income tax expense. The Company has not recorded any material interest or penalties during any of the years presented.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements . SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued a proposed FASB Staff Position that would amend SFAS 157 to delay the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed Staff Position. We adopted the required provision of SFAS 157 as of January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value, as measured in accordance with SFAS 157, at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Although we adopted SFAS 159 as of January 1, 2008, we have not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), Business Combinations. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations and cash flows.

Note 2 – Commitments and Contingencies

Aircraft Purchase Commitments

During 2007, we took delivery of ten purchased B737 aircraft, excluding two aircraft subsequently sold as discussed below. During 2006, we took delivery of two B717 and 20 B737 aircraft of which the two B717 and seven B737 were held under operating leases. The additional 13 B737 aircraft deliveries in 2006 were purchased and financed with debt.

As of December 31, 2007, we had on order 63 B737 aircraft. The table below summarizes all aircraft scheduled for delivery:

Firm Aircraft Deliveries B737
2008	10
2009	14
2010	14
2011	13
2012	12

Total	63

In April 2007, we took delivery of and subsequently sold, in May 2007, two aircraft for cash proceeds of $77.9 million, of which $5.0 million was received in 2006. Unless otherwise expressly indicated, all aircraft delivery totals are net of these two deliveries.

In June 2007, we entered into an amendment to an agreement with an aircraft manufacturer to purchase an additional 15 B737 aircraft. The newly-ordered aircraft are scheduled to be delivered during 2011 and 2012. Also, pursuant to that same amendment, we agreed to reschedule the delivery positions for six B737 aircraft on firm order. The aircraft originally scheduled to be delivered during the second half of 2008 and first half of 2009 are now scheduled to be delivered during 2011. In October 2007 we rescheduled the delivery dates for three B737 aircraft on firm order from the second half of 2008 to 2011. The new orders and revised delivery dates are reflected in the table above.

Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer. We have arranged pre-delivery aircraft deposit financing for a portion of our pre-delivery deposit requirements for aircraft scheduled to be delivered in 2008, 2009, and some aircraft in 2010. The pre-delivery deposit financing typically funds between 75 percent and 80 percent of our pre-delivery deposit obligation for any given aircraft.

Our aircraft purchase commitments for the next five years, in aggregate, are (in thousands): 2008—$391,300; 2009—$508,000; 2010—$518,600; 2011—$462,300; and 2012—$401,300. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

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

Additionally, we have sale/leaseback commitments from an aircraft leasing company with respect to four spare engines to be delivered through 2010.

Fuel Purchase Commitments

Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel pricing arrangements in purchase contracts with fuel suppliers covering a portion of our anticipated fuel requirements. The fuel pricing arrangements consist of both fixed price and collar arrangements. Because these contracts are accounted for under the normal purchase exception included in SFAS 133, these contracts are not considered derivative financial instruments for financial reporting purposes. As of December 31, 2007, we had no fixed price or collar arrangements with fuel suppliers for any future period.

Credit Card Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of AirTran Airways. Our agreement with the MasterCard/Visa processor expires December 31, 2008. Our other credit card processing agreements generally have no fixed term but are terminable without cause after 30 days. Each of our agreements with the organizations that process American Express, Discover, and MasterCard/Visa transactions allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to the Company (i.e., a “holdback”). A holdback consisting of cash escrowed by the processor is classified as restricted cash whereas a holdback consisting of a delay of cash remittance to us is classified as accounts receivable. As of December 31, 2007, we were in compliance with our credit card arrangements and we had holdbacks with only two processors. The holdbacks with these processors were in amounts that were not material. A majority of our revenues relate to credit card transactions processed by the MasterCard/Visa processor. Our agreement with the MasterCard/Visa credit card processor contains covenants which permit the processor to holdback cash remittances to us if the processor determines that there has been a material adverse occurrence or certain other events occur. The amount which the processor may be entitled to withhold varies over time and is up to the estimated liability for future air travel purchased with Visa and MasterCard cards ($145.6 million as of December 31, 2007). As of December 31, 2007, we were in compliance with the agreement and no remittances had been withheld. We have the right to reduce the amount withheld to the extent that we provide the processor with a letter of credit and/or a cash deposit.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not determinable or estimable. Historically, we have not incurred significant costs related to such indemnifications. These indemnities consist of the following.

Certain of our debt agreements related to aircraft-secured notes payable through 2017 contain language, whereby, we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by or any reduction in receivables due to such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88 percent over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

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

Taxes

We remit a variety of taxes and fees to various governmental authorities including: income taxes; transportation fees and taxes collected from our customers; property taxes; sales and use taxes; payroll taxes; and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes which are not based on income are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Uncertain income tax positions taken on income tax returns are accounted for in accordance with FIN 48, effective January 1, 2007. Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as: the availability of new information; the lapsing of applicable statutes of limitations; the conclusion of tax audits; the measurement of additional estimated liability based on current calculations; the identification of new tax contingencies; or the rendering of relevant court decisions.

Employees

As of December 31, 2007, approximately 47.3 percent of our employees were represented by unions. Our agreement with our flight attendants becomes amendable in December 2008. The pilots’ collective bargaining agreement became amendable in 2005 and is currently in mediation. While there can be no assurance that our generally good labor relations with our employees will continue, we have established as a significant component of our business strategy the preservation of good relations with our employees.

Note 3 – Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments, long term investments and accounts receivable. We maintain cash and cash equivalents and short-term investments with various high credit-quality financial institutions or in short-duration, high-quality debt securities. Investments are stated at fair value, which approximates cost. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. As of December 31, 2007, we had short-term and long-term investments, all of which are available for sale securities, of $111.1 million and $8.2 million, respectively, consisting of $82.3 million in a strategic investment fund and $37.1 million in auction rate securities. In December 2007, we were advised that the strategic investment fund we had invested in would be closed to new investments and immediate redemptions and that there had been a one percent decline in the net asset value of the fund. As a result, we recorded a $1.1 million charge to interest income related to the realized and unrealized losses on that fund. The fund currently has a projected redemption schedule that will result in approximately 90 percent of the fund being redeemed in 2008. As a result, we have classified the remaining 10 percent of our investment, which is expected to payout in 2009, as long-term as of December 31, 2007. Contractual maturities for our other available-for-sale securities at December 31, 2007, which consisted of auction rate securities, exceed ten years while the auction re-set periods are 28 to 35 days. In January 2008, we converted all of our investments in auction rate securities to investments in U.S. Treasury securities. There were no material realized or unrealized gains or losses on our available-for-sale securities for the years ended December 31, 2006 or 2005.

The estimated fair value of other financial instruments, excluding debt, approximates their carrying amount. The fair values of long-term debt are based on quoted market prices, if available, or are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements. The financial statement carrying amounts and estimated fair values of long-term debt and capital leases were $1.058 billion and $1.063 billion, respectively, at December 31, 2007, and $811.1 million and $857.9 million, respectively, at December 31, 2006.

The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after sale.

During the year ended December 31, 2007, we entered into various derivative financial instruments with financial institutions to reduce the impact of fluctuations in jet fuel prices on future fuel expense. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. We enter into both fuel related swap and option derivative financial arrangements.

As of December 31, 2007, we had entered into fuel related swaps and options agreements, which pertain to 70.6 million gallons of our 2008 fuel purchases and 2.0 million gallons of our 2009 fuel purchases and represent 17.9 percent of our anticipated 2008 jet-fuel requirement and 0.5 percent of our 2009 jet fuel requirements. As of January 23, 2008, we entered into additional fuel related derivatives, which increase the gallons under contract to 102.1 million gallons and 44.8 million gallons for 2008 and 2009, respectively. This represents 25.8 percent and 10.6 percent of our total 2008 and 2009 anticipated fuel consumption, respectively. Under the jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options and sold call options. Depending on market conditions at the time a derivative contract is entered into, we use jet fuel, heating oil or crude oil as the underlying price. These derivative financial arrangements are accounted for as cash flow hedges under SFAS 133 when the required accounting documentation is in place and when the derivative arrangement has been analytically demonstrated to be effective. The ineffective portion of changes in unrealized (gain) loss of each derivative is recognized in other (income) expense and the effective portion of the change in unrealized (gain) loss is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings during the period in which the hedged transaction affects earnings. Sold calls that we have entered into do not qualify for hedge accounting. Hedge ineffectiveness on our jet-fuel hedges for the years ended December 31, 2007 and 2006 was not material.

During the fourth quarter of 2006 and the third quarter of 2007, we entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 12 years, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire in 2018 and 2019, we pay fixed rates between 4.56 percent and 5.085 percent and receive the London InterBank Offered Rate (LIBOR) every three months. The notional amount of outstanding debt related to the interest rate swaps as of December 31, 2007 was $190.8 million. The primary objective for our use of interest rate hedges is to reduce the impact on our operating results of the volatility of interest rates. These interest rate swap arrangements are accounted for as cash flow hedges under SFAS 133 when the required accounting documentation is in place and when the derivative arrangement has been analytically demonstrated to be effective. The ineffective portion of the change in unrealized (gain) loss of each derivative is recognized in other (income) expense and the effective portion of the change in unrealized (gain) loss is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings during the period in which the hedged transaction affects earnings.

During the three months ended December 31, 2007, we recorded $2.8 million other (income) expense related to unrealized losses on interest rate swap arrangements. The adjustment was necessary because we detected a deficiency in previously prepared SFAS 133 short-cut method hedge accounting documentation. At December 31, 2007, the required documentation had been completed and all future changes in unrealized gains and losses will be recorded as a component of other comprehensive income (loss) to the extent that the interest rate swaps are determined to be effective. Hedge ineffectiveness on our interest rate swaps was not material in all periods presented.

The following table summarizes the financial statement impact of derivative financial instruments (dollars and gallons in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Classification	Notional Amount at December 31, 2007 (2)	Fair Value Assets (Liabilities) at December 31, 2007 (1)	Income Statement Classification of Realized (Gains) and Losses	Amount of Unrealized (Gains) and Losses in the Income Statement		Amount of Unrealized (Gains) and Losses Reclassified to Realized		Pre-tax Amount of Unrealized Gains and (Losses) in OCI at December 31,		Pre-tax Amount of (Gains) and Losses reclassified to Earnings from OCI
					2007	2006	2007	2006	2007	2006	2007	2006
Interest rate swaps	Derivative liability	$190,841	$(4,755)	Interest expense	$2,853	$—	$(270)	$—	$(1,902)	$—	$—	$—
Jet fuel swaps and options	Derivative asset	25,900 gallons	$14,969	Fuel expense	$(3,905)	$—	$(994)	$—	$3,690	$—	$(23,550)	$—

Derivatives not Designated as Hedges
					2007	2006	2007	2006
Jet fuel options	Derivative asset		$(7,133)	Fuel expense	$4,131	$—	$838	$—
Crude swaps and options	Derivative asset	46,662 gallons	$5,199	Fuel expense	$(2,824)	$—	$—	$—

(1)	Fair value includes any premiums paid or received, unrealized gains and losses, and any amounts receivable or payable from or to counterparties. Liability and asset amounts are netted against each other for financial reporting purposes if the amounts are net settled with a counterparty.
(2)	If a sold call and a collar relate to the same notional quantity, the notional amount is included only once in the above table to avoid double counting the quantities.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, management does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We are required to provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. As of December 31, 2007, we were required to provide the counterparties with collateral, which is classified as restricted cash, aggregating $5.9 million.

Note 4 – Other Assets and Accrued and Other Liabilities

The components of other assets were (in thousands):

	December 31,
	2007	2006
Aircraft maintenance deposits	$49,447	$33,878
Deposits	13,789	13,308
Other	4,109	3,790

Other assets	$67,345	$50,976

The components of accrued and other liabilities were (in thousands):

	December 31,
	2007	2006
Accrued interest	$27,434	$25,386
Accrued salaries, wages and benefits	47,963	42,279
Unremitted passenger taxes and fees	30,050	24,456
Other	32,449	28,532

Accrued and other liabilities	$137,896	$120,653

Note 5 – Long-term Debt

The components of long-term debt were (in thousands):

	December 31,
	2007	2006
B737 Aircraft Purchase Financing Facilities:
Floating rate aircraft notes payable due through 2019, 6.52% weighted-average interest rate	$688,427	$428,681
Fixed rate aircraft notes payable due through 2018, 7.02% weighted-average interest rate	68,724	76,069
7.00% convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.21% weighted-average interest rate	86,270	97,322
Floating rate aircraft pre-delivery deposit financings payable through 2010, 7.04% weighted-average interest rate	76,517	70,183

Total long-term debt	1,044,938	797,255
Less current maturities	(98,635)	(85,969)

	$946,303	$711,286

Maturities of long-term debt for the next five years and thereafter, in aggregate, are (in thousands): 2008-$98,635; 2009-$83,329; 2010-$57,504; 2011-$61,374; 2012-$57,735; thereafter-$686,361.

As of December 31, 2007, the aggregate net book value of assets (primarily flight equipment) which serves as collateral for outstanding debt was $1.06 billion. Additionally we have pledged our pre-delivery deposits as collateral for outstanding debt.

Aircraft Purchase Financing Facilities

Through December 31, 2007, we have entered into seven separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft on order with the aircraft manufacturer.

Six of the facilities are floating rate facilities. As of December 31, 2007, 25 B737 aircraft had been financed under these facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The equipment notes bear interest at a floating rate per annum above the three or six-month U.S. Dollar London Interbank Offering rate (LIBOR) in effect at the commencement of each semi-annual or three month period, as applicable. Payments of principal and interest under the notes are payable semi-annually or every three months, as applicable. Commencing after the third anniversary date of each note, AirTran has the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 to 2019. As of December 31, 2007, $269.5 million of additional debt financing was available to finance nine future B737 aircraft deliveries.

One of the facilities is a fixed rate facility. As of December 31, 2007, three B737 aircraft had been financed under the facility. Each note is secured by a first mortgage on the aircraft to which it relates. The equipment notes bear interest at an average fixed rate of 7.02 percent. Payments of principal and interest under the notes are payable semi-annually. Commencing after the third anniversary date of each note, AirTran has the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 to 2018.

7% Convertible Notes:

In May 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds were used to improve our overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7 percent payable semi-annually on January 1 and July 1. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways).

The notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. We may redeem the notes, in whole or in part, for cash, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest.

The holders of the notes may require us to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent of principal amounts plus any accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock or in any combination of the two. If we elect to pay the repurchase price, in whole or in part, in shares of our common stock, the number of shares to be delivered in exchange for the portion of the repurchase price to be paid in our common stock will be equal to that portion of the repurchase price divided by 97.5% of the closing sale price of our common stock for the five trading days ending on the third business day prior to the applicable repurchase date (appropriately adjusted to take into account the occurrence of certain events that would result in an adjustment of the conversion rate with respect to our common stock). Upon any such repurchase, it is our policy to pay the repurchase price in cash.

Aircraft Notes Payable

Principal and interest payments on the enhanced equipment trust certificates (EETCs) are due semiannually through April 2017. As of December 31, 2007, 10 B717 aircraft were pledged as collateral.

Floating Rate Aircraft Pre-delivery Deposit Financing

As of December 31, 2007, we have outstanding three separate facilities (each a “PDP facility”) for purposes of financing our obligations to make pre-delivery payments with respect to B737 aircraft on order with the aircraft manufacturer.

The PDP facilities entitle us to draw amounts to fund a portion of our obligations to make pre-delivery payments for each aircraft. Drawings under a PDP facility bear interest at a floating interest rate above the one-month U.S. dollar LIBOR. Each loan is secured by certain rights under our B737 aircraft purchase agreement with the aircraft manufacturer. The amount outstanding under each PDP loan is paid off at the time the respective aircraft is delivered. As of December 31, 2007, $48 million was available to borrow, and $76.5 million has been borrowed to fund a portion of our pre-delivery payment obligations for 28 B737 aircraft on order.

Letters of Credit

As of December 31, 2007, $12.2 million of restricted cash on the accompanying consolidated balance sheet serves to collateralize outstanding letters of credit, primarily for airport facilities and insurance.

Line of Credit

In January 2008, one of the counterparties to our derivative financial arrangements agreed to provide an unsecured line of credit of up to $15 million to fund any of our future collateral obligations arising from certain derivative financial instrument arrangements. The line of credit commitment expires July 2008.

Note 6 – Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2007, 2006 and 2005 was approximately $315.6 million, $287.5 million and $238.0 million, respectively.

We lease 79 B717 aircraft through various lessors under leases with terms that expire through 2022. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor’s defined cost of the aircraft at the end of the thirteenth year of the lease term. Each of the leases contains return conditions that must be met prior to the termination of the leases. Forty-one of the B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are being amortized over the terms of the leases. At December 31, 2007 and 2006, unamortized deferred gains were $56.2 million and $59.7 million, respectively.

We lease 22 B737 aircraft through a single lessor, under leases with terms that expire through 2021. We have the option to extend the lease term for 12 months and up to 39 months. There are no purchase options. Each of the leases contains return conditions that must be met prior to the termination of the leases.

The B737 leases require us to remit monthly maintenance deposit payments to the lessor based on actual flight hours and landings. The balance of such payments, which is capped at any point in time at $2.25 million for each aircraft, is available to reimburse us for the cost of airframe, engine and certain other component part maintenance. There will be an accounting at the end of each aircraft lease to ascertain if there is any excess balance of the deposit payments; if so, such excess will be returned to us. These payments are accounted for as deposits and the aggregate amount of such deposits is included in other assets. As of December 31, 2007 and 2006, the balance of such maintenance deposits for all the B737 leased aircraft aggregated $49.4 million and $33.9 million, respectively.

We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging up to 12 years. In addition, we lease spare engines and certain rotable parts under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):

	December 31,
	2007	2006
Flight equipment	$20,336	$21,560
Less: Accumulated amortization	(3,669)	(4,169)

Flight equipment-net	$16,667	$17,391

The following schedule outlines the future minimum lease payments at December 31, 2007, under non-cancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2008	$2,665	$292,609
2009	2,799	273,655
2010	2,938	263,513
2011	3,085	256,011
2012	3,181	254,538
Thereafter	5,173	1,994,442

Total minimum lease payments	19,841	$3,334,768

Less: amount representing interest	(6,890)

Present value of future payments	12,951
Less: current obligations	(1,036)

Long-term obligations	$11,915

Amortization of assets recorded under capital leases is included as “depreciation and amortization” in the accompanying consolidated statements of operations.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of variable interest entities, as defined by FASB Interpretation 46R, Consolidation of Variable Interest Entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases; however we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis. Our maximum exposure under the two leases is limited to the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Year ended December 31,
	2007	2006	2005
Numerator:
Net income (loss) available to common stockholders	$52,683	$14,714	$7,545
Plus income effect of assumed conversion-interest on convertible debt	5,468	—	—

Income (loss) after assumed conversion	$58,151	$14,714	$7,545

Denominator:
Weighted-average shares outstanding, basic	91,574	90,504	87,337
Effect of convertible debt	11,241	—	—
Effect of dilutive stock options	924	1,243	2,187
Effect of dilutive restricted shares	580	494	97
Effect of warrants to purchase common stock	—	195	564

Adjusted weighted-average shares outstanding, diluted	104,319	92,436	90,185

Basic earnings per common share	$0.58	$0.16	$0.09

Diluted earnings per common share	$0.56	$0.16	$0.08

The assumed conversions of convertible debt in 2006 and 2005 were anti-dilutive and consequently 11.2 million shares were excluded from the computation of weighted-average shares outstanding used in computing diluted earnings per common share in each of those years.

Note 8 – Common Stock

We have one class of common stock. Holders of shares of common stock are entitled to one vote per share. As of December 31, 2007, we had reserved 6,381,991 common shares for issuance for stock option exercises and conversion of restricted stock of which 4,198,746 shares are reserved for stock options that are vested and exercisable and restricted stock that have been granted but not vested.

On April 6, 2006, 55,468 warrants were exercised for the purchase of our common stock. Each warrant entitled the purchaser to 18.0289 shares of common stock for a total of 1,000,024 shares at $4.51 per share. Total proceeds from the aforementioned transaction amounted to approximately $4.5 million.

Our debt agreements restrict our ability to pay cash dividends.

Note 9 – Stock Option Plans and Restricted Stock Awards

Our 1993 Incentive Stock Option Plan provided for the grant of options to officers, directors and key employees to purchase up to 4.8 million shares of common stock at prices not less than the fair value of the shares on the dates of grant. Our 2002 Long-term Incentive Plan, 1996 Stock Option Plan and 1994 Stock Option Plan authorized up to 5 million, 5 million, and 4 million incentive stock options or nonqualified options, respectively, to be granted to our officers, directors, key employees and consultants.

In connection with the acquisition of Airways Corporation in 1997, we assumed the Airways Corporation 1995 Stock Option Plan (Airways Plan) and the Airways Corporation 1995 Director Stock Option Plan (Airways DSOP). Under the Airways Plan, up to 1.2 million incentive stock options or nonqualified options could be granted to our officers, directors, key employees or consultants. Under the Airways DSOP, up to 150,000 nonqualified options could be granted to directors.

Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than ten years from the date of grant. As of December 31, 2007, an aggregate of 2.2 million shares of restricted stock and options to acquire common stock remained available for future grant.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)), which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements.

Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, we recognized compensation expense related to restricted stock grants based on the market value of the common stock at the date of grant and recognized compensation expense for a stock option grant only if the exercise price was less than the market value of our common stock on the grant date. Prior to the adoption of SFAS 123(R), as required under the disclosure provisions of SFAS 123, we provided pro forma net income and earnings per share for each period presented as if we had applied the fair value method to measure stock-based compensation expense.

The following table illustrates the effect on 2005 net income and earnings per share for as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provision in SFAS 123 (in thousands, except for per share amounts):

Net income, as reported	$7,545
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	2,059
Deduct: Stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(3,891)

Pro forma net income	$5,713

Earnings Per Share:
Basic, as reported	$0.09
Basic, pro forma	$0.07
Diluted, as reported	$0.08
Diluted, pro forma	$0.06

The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model. There were no options granted during 2007, 2006 or 2005.

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

A summary of stock option activity under the aforementioned plans are as follows:

	Options	Weighted- Average Exercise Price
Balance at January 1, 2007	3,295,925	$7.20
Granted	—	—
Exercised	(197,528)	$4.77
Expired	(5,720)	$8.61

Balance at December 31, 2007	3,092,677	$6.42

Exercisable at December 31, 2007	3,092,677	$6.42

The outstanding options have a weighted-average remaining contractual life of 3.6 years and an aggregate intrinsic value of $5.6 million.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $1.0 million, $9.8 million, and $13.4 million, respectively.

Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2007, 2006, and 2005, was $1.0 million, $6.0 million, and $9.8 million, respectively. SFAS 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than as a operating cash flow. For the years ended December 31, 2007 and 2006, we did not record any excess tax benefit generated from option exercises.

Restricted Stock

Restricted stock awards have been granted to certain of our officers, directors and key employees pursuant to our 2002 Long-Term Incentive Plan. Restricted stock awards are grants of shares of our common stock which typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and charged to compensation expense on a straight-line basis over the respective vesting period (generally three years).

Compensation expense for our restricted stock grants was $5.4 million, $4.4 million, and $2.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we have $9.3 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1,106,069 restricted shares which were outstanding at such date but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Unvested at January 1, 2007	754,921
Vested	(373,503)
Issued	734,750
Surrendered	(10,099)

Unvested at December 31, 2007	1,106,069

The grant date weighted-average fair value of restricted stock awards granted during the years ended December 31, 2007, 2006, and 2005, was $9.10, $15.16, and $11.14, respectively. Unvested restricted stock awards are not included in the number of outstanding common shares. Upon vesting, the shares are included in the number of outstanding common shares. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005, was $4.1 million, $3.1 million, and $2.8 million, respectively.

Note 10 – Other Comprehensive Income

Other comprehensive income is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of “Accumulated other comprehensive income (loss)”, are as follows (in thousands):

	Unrealized gain (loss) on derivative instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2005	$—	$—	$—
Changes in fair value	—	—	—
Reclassification to earnings	—	—	—

Balance at December 31, 2005	—	—	—
Changes in fair value, net of income taxes	84	—	84
Reclassification to earnings	—	—	—
Adjustment to initially adopt FAS 158, net of income taxes	—	(5,336)	(5,336)
Reclassification to earnings	—	—	—

Balance at December 31, 2006	84	(5,336)	(5,252)
Changes in fair value, net of income taxes	15,721	—	15,721
Reclassification to earnings, net of income taxes	(14,688)	1,012	(13,676)
Change in actuarial gains and losses , net of income taxes	—	4,557	4,557

Balance at December 31, 2007	$1,117	$233	$1,350

Note 11 – Income Taxes

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 1996 through 2007 are subject to examination by the Internal Revenue Service. The total amount of unrecognized tax benefits and related penalties and interest is not material as of December 31, 2007. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The components of the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Current provision:
Federal	$205	$—	$—
State	—	—	—

Total current provision	205	—	—
Deferred provision:
Federal	31,771	9,805	5,119
State	2,693	138	(484)

Total deferred provision	34,464	9,943	4,635

Provision for income taxes	$34,669	$9,943	$4,635

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision for income taxes is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Tax computed at federal statutory rate	$30,573	$8,629	$4,263
State income taxes, net of federal benefit	2,241	516	302
Other	1,855	798	70

Provision for income taxes	$34,669	$9,943	$4,635

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets related to:
Deferred gains from sale and leaseback of aircraft	$21,073	$22,142
Accrued liabilities	21,938	20,836
Federal net operating loss carry forwards	88,623	107,083
State operating loss carry forwards	4,593	5,336
AMT credit carry forwards	3,498	3,292
Other	5,627	7,138

Gross deferred tax assets	145,352	165,827
Deferred tax liabilities related to:
Depreciation	133,592	120,957
Aircraft rent	32,865	28,103
Other	553	141

Gross deferred tax liabilities	167,010	149,201

Total net deferred tax asset (liability)	$(21,658)	$16,626

At December 31, 2007 and 2006, federal net operating loss carry forwards for income tax purposes were approximately $271.1 million and $265.2 million, respectively, which expire between 2017 and 2027. State net operating loss carry forwards at December 31, 2007 and 2006, respectively, were $119.9 million and $116.5 million, and will expire between 2008 and 2027. Included in the net operating loss carry forwards for the year ending December 31, 2007 is $13.1 million related to deductions from equity based compensation. Our alternative minimum tax (AMT) credit carry forwards for income tax purposes were $3.5 million and $3.3 million at December 31, 2007 and 2006, respectively. Management has determined that it is more likely than not that the deferred tax assets will be realized through the reversal of existing deferred tax liabilities and future taxable income and, therefore, no valuation allowance has been recorded at December 31, 2007 and 2006.

Note 12 – Employee Benefit Plans

All employees, except pilots, are eligible to participate in the consolidated 401(k) plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the plan. Our contributions to the plan are discretionary. The amount of our contributions to the plan expensed in 2007, 2006, and 2005 was approximately $1.2 million, $1.0 million and $0.6 million, respectively.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to the IRS maximum allowed. We do not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Company contributions were 10.5 percent of compensation, as defined, during 2007, 2006, and 2005, respectively. We expensed $14.0 million, $11.1 million and $10.0 million in contributions to the DC Plan during the years ended 2007, 2006 and 2005, respectively.

Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate, which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2007, 2006, and 2005, the employees purchased approximately 154,000, 114,000 and 145,000 shares, respectively, at an average price of $8.81, $12.32 and $9.13 per share, respectively.

We provide postemployment defined benefits to certain eligible employees. At December 31, 2007, the liability for the accumulated postemployment benefit obligations under the plans was $6.1 million, and unrecognized prior service costs and net actuarial gains were $(0.4) million. Benefit expense under the plans was $3.9 million and $2.1 million in 2007 and 2006, respectively. Benefit payments in all periods presented are not material. On December 31, 2006, we adopted the recognition provisions of Statement of Accounting Standards No. 158, Employers Accounting for Defined Pensions and Other Postretirement Plans (an amendment of FASB Statements No. 87,88, 106, and 123R) (SFAS 158) . SFAS 158 required us to recognize the $11.6 million unfunded status of the plans as a liability in the December 31, 2006 statement of financial position, with a corresponding reduction of $5.3 million to accumulated other comprehensive income, net of income tax of $3.1 million. The adoption of SFAS 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006, or for any prior periods presented, and it will not impact our operating results in future periods. In December 2007, federal legislation was enacted increasing the mandatory retirement age for U.S. commercial airline pilots from age 60 to age 65. The impact of the legislation was to decrease the actuarially determined liability for the unfunded status of the plan by $6.0 million with a corresponding increase in accumulated other comprehensive income, net of income tax of $3.8 million.

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows, (in thousands):

	Year ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of amounts capitalized	$64,397	$34,307	$19,813
Cash paid (received) for income taxes, net of amounts refunded	—	—	(46)
Non-cash financing and investing activities:
Aircraft acquisition debt financing	293,650	380,600	86,500

Note 14 – Quarterly Financial Data (Unaudited)

Summarized quarterly financial data by quarter for 2007 and 2006 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Operating revenue	$504,066	$613,526	$608,555	$583,836
Operating income	$12,939	$71,628	$38,466	$14,893
Net income (loss)	$2,158	$42,059	$10,637	$(2,171)
Earnings (loss) per common share
Basic	$0.02	$0.46	$0.12	$(0.02)
Diluted	$0.02	$0.42	$0.11	$(0.02)
2006
Operating revenue	$415,836	$527,875	$486,857	$461,515
Operating income (loss)	$(11,462)	$54,213	$(3,991)	$2,101
Net income (loss)	$(8,940)	$31,777	$(4,568)	$(3,555)
Earnings (loss) per common share:
Basic	$(0.10)	$0.35	$(0.05)	$(0.04)
Diluted	$(0.10)	$0.32	$(0.05)	$(0.04)

On January 11, 2007, we commenced an exchange offer for all of the common stock of Midwest Air Group (Midwest). On August 17, 2007, we announced that we had terminated our efforts to acquire Midwest. The results of the third quarter of 2007 include non-operating expense of $10.7 million, ($6.4 million net of tax), related to costs associated with the proposed acquisition of Midwest, including the exchange offer, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

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

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2007. Ernst & Young LLP has issued their report which is included below.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the internal control over financial reporting of AirTran Holdings Inc. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity of the Company for each of the three years in the period ended December 31, 2007 and our report dated January 31, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orlando, Florida

January 31, 2008

ITEM 9B	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The information required by this Item is incorporated herein by reference to our 2008 Proxy Statement.

Audit Committee Financial Expert

The information required by this Item is incorporated herein by reference to our 2008 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated herein by reference to our 2008 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	4,198,746	6.42	2,183,245
Equity compensation plans not approved by security holders	—	—	—
Total	4,198,746	6.42	2,183,245

(1)	Includes our 1993, 1994 and 1996 Stock Option Plans and our 2002 Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our 2008 Proxy Statement.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Page
(a)(1) The following Consolidated Financial Statements of AirTran Holdings, Inc. are filed as part of this report under Item 8- Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm	39
Consolidated Statements of Operations	40
—Years ended December 31, 2007, 2006, and 2005
Consolidated Balance Sheets	41
—December 31, 2007 and 2006
Consolidated Statements of Cash Flows	43
—Years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders’ Equity	44
—Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements	45

(a)(2)	All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(a)(3)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)

4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2

10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)

10.2	1993 Incentive Stock Option Plan (2)(3)

10.3	1994 Stock Option Plan (2)(3)

10.4	1995 Employee Stock Purchase Plan (4)

10.5*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)

10.7	1996 Stock Option Plan (3)(6)

10.8	Airways Corporation 1995 Stock Option Plan (3)(8)

10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)

10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)

10.11	Orlando International Lease and Use Agreement (10)

10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)

10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)

10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.15	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)

10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)

10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)

10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)

10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)

10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)

10.22*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

10.23*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)

10.24*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)

10.25*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)

10.26*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)

10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.28*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (23) individual Aircraft Lease Agreements (18)

10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.30*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)

10.31*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)

10.32*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)

10.33*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)

10.34*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)

10.35*	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)

10.36*	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (20)

10.37*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)

10.38*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)

10.39*	Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.40*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.41*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (7)

10.42	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options (22)

10.43*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.44*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.45*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.46*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.47*	Loan Agreement [N320AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.48*	Loan Agreement [N330AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.49*	Loan Agreement [N336AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.50*	Loan Agreement [N337AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.51*	Loan Agreement [N344AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.52	Third Amended and Restated Long-Term Incentive Plan, Amended and Restated March 28, 2007 (25)

10.53*	Loan Agreement, dated as of February 12, 2007, by and among AirTran, as Borrowers, The Parties Identified in Schedule 1 thereto, as Lenders, and Wells Fargo Bank Northwest, National Association, as Security Agent (25)

10.54*	Purchase Agreement No. 2444, Supplement No. 12, dated as of June 4, 2007, by and between the Boeing and AirTran (26)

10.55*	Credit Agreement, dated as of June 28, 2007, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and Bayerische hypo-und Vereinsbank AG, London Branch, as Security Agent (26)

10.56*	Security Agreement, dated as of June 28, 2007, by and between AirTran and Bayerische Hypo-und Vereinsbank AG, London Branch, as Security Agent (26)

10.57*	Amendment to Employment Agreement for Robert L. Fornaro dated October 31, 2007 (27)

10.58*	Employment Agreement for Robert L. Fornaro dated November 1, 2007 (27)

10.59*	Employment Agreement for Joseph B. Leonard dated November 1, 2007 effective as of September 1, 2007 (27)

21.1	Subsidiaries of AirTran Holdings, Inc. (28)

21.2	Subsidiaries of AirTran Airways, Inc. (19)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, (Commission File No. 0-24164), filed with the Commission on August 11, 1995.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ending September 30, 2006, (Commission File No. 1-15991), filed with the Commission on November 1, 2006.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-15991), filed with the Commission on May 8, 2007.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-15997), filed with the Commission on August 9, 2007.
(27)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. (Commission File No. 1-15997), filed with the Commission on November 6, 2007.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 333-139917, filed with the Commission on January 11, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC. (Registrant)

By:	/s/ Robert L. Fornaro
Robert L. Fornaro
President and Chief Executive Officer
Date: January 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Joseph B. Leonard	January 31, 2008
Joseph B. Leonard
Chairman of the Board

/s/ Robert L. Fornaro	January 31, 2008
Robert L. Fornaro
President and Chief Executive Officer

/s/ Stanley J. Gadek	January 31, 2008
Stanley J. Gadek
Senior Vice President, Finance, and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ J. Veronica Biggins	January 31, 2008
J. Veronica Biggins
Director

/s/ Don L. Chapman	January 31, 2008
Don L. Chapman
Director

/s/ Jere A. Drummond	January 31, 2008
Jere A. Drummond
Director

/s/ John F. Fiedler	January 31, 2008
John F. Fiedler
Director

/s/ Lewis H. Jordan	January 31, 2008
Lewis H. Jordan
Director

/s/ William J. Usery	January 31, 2008
William J. Usery
Director

/s/ Peter D’Aloia	January 31, 2008
Peter D’Aloia
Director

/s/ Alexis P. Michas	January 31, 2008
Alexis P. Michas
Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)

4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2

10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)

10.2	1993 Incentive Stock Option Plan (2)(3)

10.3	1994 Stock Option Plan (2)(3)

10.4	1995 Employee Stock Purchase Plan (4)

10.5*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)

10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)

10.7	1996 Stock Option Plan (3)(6)

10.8	Airways Corporation 1995 Stock Option Plan (3)(8)

10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)

10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)

10.11	Orlando International Lease and Use Agreement (10)

10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)

10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)

10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.15	Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)

10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)

10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)

10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)

10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)

10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)

10.22*	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

10.23*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)

10.24*	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)

10.25*	General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)

10.26*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)

10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.28*	Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (23) individual Aircraft Lease Agreements (18)

10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)

10.30*	Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)

10.31*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)

10.32*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)

10.33*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)

10.34*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)

10.35*	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)

10.36*	Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (20)

10.37*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)

10.38*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)

10.39*	Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.40*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.41*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (7)

10.42	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options (22)

10.43*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.44*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (24)

10.45*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.46*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.47*	Loan Agreement [N320AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.48*	Loan Agreement [N330AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.49*	Loan Agreement [N336AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.50*	Loan Agreement [N337AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.51*	Loan Agreement [N344AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (24)

10.52	Third Amended and Restated Long-Term Incentive Plan, Amended and Restated March 28, 2007 (25)

10.53*	Loan Agreement, dated as of February 12, 2007, by and among AirTran, as Borrowers, The Parties Identified in Schedule 1 thereto, as Lenders, and Wells Fargo Bank Northwest, National Association, as Security Agent (25)

10.54*	Purchase Agreement No. 2444, Supplement No. 12, dated as of June 4, 2007, by and between the Boeing and AirTran (26)

10.55*	Credit Agreement, dated as of June 28, 2007, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and Bayerische hypo-und Vereinsbank AG, London Branch, as Security Agent (26)

10.56*	Security Agreement, dated as of June 28, 2007, by and between AirTran and Bayerische Hypo-und Vereinsbank AG, London Branch, as Security Agent (26)

10.57*	Amendment to Employment Agreement for Robert L. Fornaro dated October 31, 2007 (27)

10.58*	Employment Agreement for Robert L. Fornaro dated November 1, 2007 (27)

10.59*	Employment Agreement for Joseph B. Leonard dated November 1, 2007 effective as of September 1, 2007 (27)

21.1	Subsidiaries of AirTran Holdings, Inc. (28)

21.2	Subsidiaries of AirTran Airways, Inc. (19)

23	Consent of Independent Registered Public Accounting Firm

31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14

31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14

32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

*	Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(3)	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, (Commission File No. 0-24164), filed with the Commission on August 11, 1995.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995, (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ending September 30, 2006, (Commission File No. 1-15991), filed with the Commission on November 1, 2006.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-15991), filed with the Commission on May 8, 2007.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-15997), filed with the Commission on August 9, 2007.
(27)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. (Commission File No. 1-15997), filed with the Commission on November 6, 2007.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 333-139917, filed with the Commission on January 11, 2007.