Form 10-Q
period 2008-03-31
AIRTRAN HOLDINGS INC
filed 2008-04-23
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares of Common Stock outstanding as of the close of business on April 16, 2008: 92,302,319 par value $0.001

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended March 31, 2008

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Passenger	$566,429	$478,554
Other	29,962	25,512

Total operating revenues	596,391	504,066
Operating Expenses:
Aircraft fuel	268,442	166,080
Salaries, wages and benefits	118,907	107,717
Aircraft rent	60,799	60,893
Maintenance, materials and repairs	41,332	33,534
Distribution	22,539	18,929
Landing fees and other rents	35,113	28,912
Aircraft insurance and security services	5,293	5,736
Marketing and advertising	11,468	11,129
Depreciation and amortization	13,241	10,241
Other operating	54,484	47,956

Total operating expenses	631,618	491,127

Operating Income (Loss)	(35,227)	12,939
Other (Income) Expense:
Interest income	(1,782)	(4,977)
Interest expense	18,704	16,662
Capitalized interest	(2,584)	(2,484)
Unrealized (gains) losses on derivative financial instruments, net	5,190	—

Other (income) expense, net	19,528	9,201

Income (Loss) Before Income Taxes	(54,755)	3,738
Income tax expense (benefit)	(19,942)	1,580

Net Income (Loss)	$(34,813)	$2,158

Earnings (Loss) per Common Share
Basic	$(0.38)	$0.02
Diluted	$(0.38)	$0.02
Weighted-average Shares Outstanding
Basic	92,114	91,338
Diluted	92,114	92,881

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$306,041	$206,873
Restricted cash	28,388	29,618
Short-term investments	43,664	111,119
Accounts receivable, less allowance of $1,210 and $1,128 at March 31, 2008 and December 31, 2007, respectively	62,474	42,772
Spare parts, materials and supplies, less allowance for obsolescence of $2,326 and $2,281 at March 31, 2008 and December 31, 2007, respectively	16,075	14,488
Prepaid and stored fuel	11,918	32,660
Derivative financial instruments	17,298	13,035
Prepaid expenses and other current assets	25,457	19,596
Deferred income taxes	9,776	9,776

Total current assets	521,091	479,937
Property and Equipment:
Flight equipment	1,395,944	1,284,273
Less: Accumulated depreciation and amortization	(107,457)	(97,946)

	1,288,487	1,186,327
Purchase deposits for flight equipment	122,946	119,817
Other property and equipment	105,185	100,763
Less: Accumulated depreciation and amortization	(44,174)	(40,995)

	61,011	59,768

Total property and equipment	1,472,444	1,365,912
Other Assets:
Long-term investments	8,230	8,230
Goodwill	8,350	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	15,352	16,016
Prepaid aircraft rent	81,372	81,109
Other assets	69,603	67,345

Total Assets	$2,198,009	$2,048,466

See accompanying Notes to Condensed Consolidated Financial Statements.

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,888	$50,644
Accrued and other liabilities	155,971	137,896
Air traffic liability	295,316	219,923
Current portion of capital lease obligations	1,330	1,036
Current portion of long-term debt	94,591	98,635

Total current liabilities	619,096	508,134
Long-term capital lease obligations	11,365	11,915
Long-term debt	1,028,446	946,303
Other liabilities	99,536	99,575
Deferred income taxes	12,109	31,434
Derivative financial instruments	12,918	4,755
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	92	92
Additional paid-in-capital	398,793	396,824
Accumulated earnings	13,271	48,084
Accumulated other comprehensive income	2,383	1,350

Total stockholders’ equity	414,539	446,350

Total Liabilities and Stockholders’ Equity	$2,198,009	$2,048,466

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$(34,813)	$2,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,905	10,416
Amortization of deferred gains from sales/leaseback of aircraft	(1,143)	(1,117)
Provisions for uncollectible accounts	354	288
Deferred income taxes	(19,942)	1,580
Stock-based compensation	1,365	1,204
Other	976	1,260
Changes in certain operating assets and liabilities:
Restricted cash	1,230	(3,324)
Accounts receivable	(20,056)	(13,563)
Spare parts, materials and supplies	(1,754)	(239)
Prepaid and stored fuel	20,742	(12,252)
Prepaid aircraft rent	(1,529)	(1,710)
Other assets	(924)	(6,445)
Accounts payable, accrued and other liabilities	35,493	27,416
Air traffic liability	75,393	93,377

Net cash provided by operating activities	69,297	99,049
Investing activities:
Purchases of available-for-sale securities	—	(474,625)
Sales of available-for-sale securities	66,479	456,700
Purchases of property and equipment	(27,409)	(43,767)
Return (payment) of aircraft purchase deposits, net	(3,129)	7,319
Midwest exchange offer expenses	—	(5,479)
Deposit on aircraft sale	5,000	—

Net cash provided by (used for) investing activities	40,941	(59,852)
Financing activities:
Issuance of long-term debt	15,965	12,652
Payments on long-term debt and capital lease obligations	(27,622)	(30,725)
Debt issuance costs	(17)	(2,827)
Proceeds from exercise of stock options, employee stock purchase plans and warrants	604	631

Net cash used for financing activities	(11,070)	(20,269)
Net change in cash and cash equivalents	99,168	18,928
Cash and cash equivalents at beginning of period	206,873	159,100

Cash and cash equivalents at end of period	$306,041	$178,028

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment in exchange for debt	$89,500	$147,050

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2008	91,886	$92	$396,824	$1,350	$48,084	$446,350
Net loss	—	—	—	—	(34,813)	(34,813)
Unrealized gain (loss) on derivative instruments, net of income taxes of $581	—	—	—	981	—	981
Reclassification of postemployment expense to earnings, net of income taxes of $36	—	—	—	52	—	52

Total comprehensive loss						(33,780)
Issuance of common stock for exercise of options	73	—	273	—	—	273
Stock-based compensation	299	—	1,365	—	—	1,365
Issuance of common stock under employee stock purchase plan	44	—	331	—	—	331

Balance at March 31, 2008	92,302	$92	$398,793	$2,383	$13,271	$414,539

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings or the Company) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Business

We offer scheduled airline services, using Boeing B717-200 (B717) and Boeing B737-700 (B737) aircraft, to 58 locations, primarily in short-haul markets in the eastern United States, as well as to San Juan, Puerto Rico.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal. The second quarter tends to be our strongest revenue quarter.

We manage our operations on a system-wide basis due to the interdependence of our route structure in the various markets we serve. As we offer only one service (i.e., air transportation), management has concluded that we only have one segment of business.

Reclassification

Certain 2007 amounts have been reclassified to conform to 2008 presentation. These reclassifications have no material impact on the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flow or Condensed Consolidated Statements of Stockholders’ Equity.

Attempted Acquisition of Midwest Air Group

On January 11, 2007, we commenced an exchange offer for all of the common stock of Midwest Air Group (Midwest). On August 17, 2007, we announced that we had terminated our efforts to acquire Midwest. During the three months ended March 31, 2007, we deferred $5.8 million of costs related to the subsequently terminated effort to acquire Midwest. The results of the third quarter of 2007 included non-operating expense of $10.7 million ($6.4 million net of tax) to write-off the costs associated with the attempted acquisition of Midwest, including the exchange offer, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, FASB, issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 were to be effective for the fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position Financial Accounting Standard No. 157-2 (FSP FAS 157-2), Effective Date of FASB Statement No. 157, that amends SFAS 157 to delay the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. On February 14, 2008, the FASB issued Staff Position Financial Accounting Standard No. 157-1 (FSP FAS 157-1), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, that amends SFAS 157 to exclude its application to FASB Statement No. 13 (SFAS 13), Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. We adopted the required provisions of SFAS 157 as of January 1, 2008. The required provisions did not have a material impact on our Condensed Consolidated Financial Statements. See Note 8 for additional information.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits, but does not require, all entities to choose to measure eligible items at fair value, as measured in accordance with SFAS 157, at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Although we adopted SFAS 159 as of January 1, 2008, we have not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), Business Combinations. SFAS 141R will require among other things, the expensing of direct transaction costs, including deal costs and restructuring costs as incurred, acquired IPR&D, assets to be capitalized, certain contingent assets and liabilities to be recognized at fair value and earn-out arrangements, including contingent consideration, may be required to be measured at fair value recognized each period in earnings. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause some companies to revise previously reported results when reporting comparative financial information in subsequent filings. SFAS 141R is effective for us on a prospective basis for transactions occurring in 2009 and early adoption is not permitted. SFAS 141R may have a material impact on our consolidated results of operations, balance sheets and cash flows if we enter into material business combinations after the standard’s effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not currently expect the adoption of SFAS 160 to have a material impact on our consolidated financial position, results of operations, and cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 applies only to financial statement disclosures, it will not have a material impact on our consolidated financial position, results of operations, and cash flows.

Note 2—Stock-Based Employee Compensation

Restricted stock awards have been granted to certain of our officers, directors, and key employees pursuant to our 2002 Long-Term Incentive Plan. Restricted stock awards are grants of shares of our common stock which typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and charged to expense on a straight-line basis over the respective vesting period (generally three years). During the first three months of 2008 and 2007, we granted restricted stock awards for approximately 550,000 and 349,000 shares, respectively, and approximately 299,000 and 209,000 shares, respectively, of restricted stock vested.

Compensation expense for our restricted stock grants was $1.4 million and $1.2 million during the first three months of 2008 and 2007, respectively. As of March 31, 2008, we have $12.0 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.3 million restricted shares which were outstanding at such date but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts.

As of March 31, 2008, options to purchase 3.0 million shares of common stock, at exercise prices between $3.03 and $13.80 per share were outstanding. All outstanding options to purchase common shares were exercisable as of March 31, 2008.

Note 3—Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
(in thousands, except per share amounts)	2008	2007
NUMERATOR:
Net income (loss) available to common stockholders	$(34,813)	$2,158

DENOMINATOR:
Weighted-average shares outstanding, basic	92,114	91,338
Effect of dilutive securities:
Stock options	—	1,019
Restricted stock	—	524

Weighted-average shares outstanding, diluted	92,114	92,881

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.38)	$0.02

Diluted	$(0.38)	$0.02

Excluded from the diluted earnings per share calculation for the three months ended March 31, 2008 and March 31, 2007 are 11.2 million shares related to our 7% convertible notes that would be issued upon conversion because the effect of including these shares would have been anti-dilutive in each period. Additionally, we have excluded from the diluted earnings per share calculation for the three month period ended March 31, 2008, 3.0 million shares related to our outstanding stock options and 1.3 million shares related to our unvested restricted stock because the effect of including these shares would also have been anti-dilutive.

Note 4—Commitments and Contingencies

During the three months ended March 31, 2008, we took delivery of three purchased B737 aircraft. As of March 31, 2008, we had on order 60 B737 aircraft with delivery dates between 2008 and 2012. As further discussed below, the table includes certain aircraft which we have agreed to sell. As noted above, we may sell additional newly delivered aircraft to moderate the growth of our fleet size. The table below illustrates, as of March 31, 2008, all currently aircraft scheduled for delivery through 2012:

Firm Aircraft Deliveries B737
Remainder of 2008	7
2009	14
2010	14
2011	13
2012	12

Total	60

The above table includes two B737 aircraft scheduled for delivery in the second quarter of 2008, one of which we have sold and one of which we have agreed to sell. These two aircraft were or are being acquired pursuant to our 2003 agreement with the manufacturer to purchase B737 aircraft. The decision to sell the two aircraft was driven by our conclusion that we would moderate the growth in our fleet size. During the three months ended June 30, 2008, we will recognize a gain of approximately $7.0 million related to the sale of these two aircraft. The gain on sale of the aircraft will be classified as a component of operating expense. The net cash proceeds from the sale of the two aircraft aggregate approximately $10 million including $5 million of deposits received prior to March 31, 2008. We also avoid the use of approximately $10 million of cash to fund the portion of the purchase of the two aircraft that would not have been financed by debt.

Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer. We have arranged pre-delivery aircraft deposit financing for a portion of our pre-delivery deposit requirements for aircraft scheduled to be delivered during the remainder of 2008, 2009, and some aircraft in 2010. The pre-delivery deposit financing typically funds between 75 percent and 80 percent of our pre-delivery deposit obligation for any given aircraft.

Our aircraft purchase commitments for the remainder of 2008 and for the next four years, in aggregate, are (in thousands): 2008—$277,200; 2009—$508,700; 2010—$525,000; 2011—$462,800; and 2012—$397,700. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

We have also executed a memorandum of understanding to sell two additional B737 aircraft scheduled for delivery in December 2008. Excluding the two aircraft being sold in the second quarter and the two aircraft for which we have a memorandum of understanding to sell in December 2008, our aircraft purchase commitments for the remainder of 2008 aggregate $133.9 million. We may sell additional newly delivered or existing aircraft to moderate the growth of our fleet size.

Aircraft Financing Arrangements

As of March 31, 2008, we had seven B737 scheduled for delivery during the remainder of 2008. In April we took delivery of two aircraft, placing one in service and selling one to an airline which operates outside of the United States. We will be taking delivery of another aircraft in late April which we will be selling to the aforementioned airline. We have arranged financing for three of the four remaining 2008 scheduled B737 deliveries. In the past, when we have sold newly delivered aircraft for which we have committed purchase financing, we have been able to reassign the financing to the next available aircraft. We are in the process of negotiating to reassign unused committed financing to the last 2008 scheduled B737 delivery. Such debt financing funds a majority of the cost of the aircraft. While our intention is to finance the remainder of the aircraft on order through a combination of debt and lease financings, we have not yet arranged for such financing. If the two aircraft scheduled for delivery in December 2008 are sold pursuant to the executed memorandum of understanding, we will likely enter into negotiations to reassign committed financing to the first two aircraft to be delivered in 2009 and, if those negotiations were to be successful, we would have financing for all aircraft scheduled for delivery thru April 2009.

Additionally, we have sale/leaseback commitments from an aircraft leasing company with respect to four spare engines, three of which are to be delivered through 2010, and one at a date to be mutually agreed upon.

Credit Card Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of AirTran Airways. Our primary credit card processors are MasterCard/Visa and American Express. Our agreement with the MasterCard/Visa processor expires December 31, 2008. Our credit card processing agreement with American Express has no fixed term and is terminable without cause with 30 days notice. Both of our agreements with the organizations that process American Express and MasterCard/Visa transactions allow, under specified conditions, the credit card processors to retain cash that such processor otherwise would deliver to the Company (i.e., a “holdback”). A holdback consisting of cash escrowed by the processor is classified as restricted cash whereas a holdback consisting of a delay of cash remittance to us is classified as accounts receivable. As of March 31, 2008, we were in compliance with our credit card arrangements and we had no holdback with either of our primary processors. A majority of our revenues relate to credit card transactions processed by the MasterCard/Visa processor. Our agreement with the MasterCard/Visa credit card processor contains covenants which permit the processor to holdback cash remittances to us if the processor determines that there has been a material adverse occurrence or certain other events occur. The amount which the processor may be entitled to withhold varies over time and is up to the estimated liability for future air travel purchased with Visa and MasterCard cards ($217.8 million as of March 31, 2008). As of March 31, 2008, we were in compliance with the agreement and no remittances had been withheld. We have the right to reduce the amount withheld to the extent that we provide the processor with a letter of credit and/or a cash deposit.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not probable or reasonably estimable. Historically, we have not incurred significant costs related to such indemnifications. These indemnities consist of the following:

Certain of our debt agreements related to aircraft-secured notes payable through 2017 contain language whereby we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by or any reduction in receivables due to such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit, or similar requirements relating to any extensions of credit or other assets of or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate, with respect to the certificates, to be a rate per annum equal to 4.88 percent over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

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

In our aircraft financing agreements, we typically indemnify the financing parties, the trustee acting on their behalf, and other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation, and maintenance of the aircraft for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for their gross negligence or willful misconduct. We believe that we are covered by insurance (subject to deductibles) for most tort liabilities and related indemnities, as described above, with respect to the aircraft we operate. Additionally, if there is a change in the law which results in the imposition of any reserve, capital adequacy, special deposit, or similar requirement which will increase the cost to the lender, we will pay the lender the additional amount necessary to compensate the lender for the actual cost increase.

We have various leases with respect to real property and various agreements among airlines relating to fuel consortia or fuel farms at airports in which we have agreed to standard terms indemnifying the lessor against environmental liabilities associated with the real property covered under the agreement, even if we are not the party responsible for the environmental damage. In the case of fuel consortia at the airports, these indemnities are generally joint and several among the airlines. We cannot quantify the maximum potential exposure under these indemnities, and we do not currently have liability insurance that protects us against environmental damages.

Under certain contracts with third parties, we indemnify the third party against legal liability arising out of an action by a third party. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, we have liability insurance protecting us from obligations undertaken under these indemnities.

Taxes

We remit a variety of taxes and fees to various governmental authorities including: income taxes; transportation fees and taxes collected from our customers; property taxes; sales and use taxes; payroll taxes; and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes which are not based on income are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Uncertain income tax positions taken on income tax returns are accounted for in accordance with FASB Interpretation 48, FIN 48, effective January 1, 2007. Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as: the availability of new information; the lapsing of applicable statutes of limitations; the conclusion of tax audits; the measurement of additional estimated liability based on current calculations; the identification of new tax contingencies; or the rendering of relevant court decisions.

Note 5—Long-term Debt

The components of long-term debt were (in thousands):

	March 31, 2008	December 31, 2007
Floating rate aircraft notes payable through 2020, 4.70% weighted-average interest rate	$765,698	$688,427
Fixed rate aircraft notes payable through 2020, 7.02% weighted-average interest rate	66,207	68,724
7.00% convertible notes due 2023	125,000	125,000
Aircraft notes payable through 2017, 10.56% weighted-average interest rate	86,270	86,270
Floating rate aircraft pre-delivery deposit financings payable through 2010, 4.85% weighted-average interest rate	79,862	76,517

Total long-term debt	1,123,037	1,044,938
Less current maturities	94,591	98,635

Long-term debt maturities	$1,028,446	$946,303

Aircraft Purchase Financing Facilities

Through March 31, 2008, we have entered into seven separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft on order with the aircraft manufacturer.

Six of the facilities are floating rate facilities. As of March 31, 2008, 28 B737 aircraft had been financed pursuant to equipment notes issued under these facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The equipment notes bear interest at a floating rate per annum above the three or six-month U.S. Dollar London Interbank Offering rate (LIBOR) in effect at the commencement of each semi-annual or three month period, as applicable. Payments of principal and interest under the notes are payable semi-annually or every three months, as applicable. Commencing after the third anniversary date of each note, AirTran has the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 to 2020. As of March 31, 2008, $180.0 million of additional debt financing was available to finance six future B737 aircraft deliveries.

One of the facilities is a fixed rate facility. As of March 31, 2008, three B737 aircraft had been financed under the facility. Each note is secured by a first mortgage on the aircraft to which it relates. The equipment notes bear interest at an average fixed rate of 7.02 percent. Payments of principal and interest under the notes are payable semi-annually. Commencing after the third anniversary date of each note, AirTran has the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 to 2020.

7% Convertible Notes:

In May 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds were used to improve our overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7.0% payable semi-annually on January 1 and July 1. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways).

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

Aircraft Notes Payable

Principal and interest payments on the enhanced equipment trust certificates (EETCs) are due semiannually through April 2017. As of March 31, 2008, ten B717 aircraft were pledged as collateral.

Floating Rate Aircraft Pre-delivery Deposit Financing

As of March 31, 2008, we have outstanding three separate facilities (each a “PDP facility”) for purposes of financing our obligations to make pre-delivery payments with respect to B737 aircraft on order with the aircraft manufacturer.

The PDP facilities entitle us to draw amounts to fund a portion of our obligations to make pre-delivery payments for each aircraft. Drawings under a PDP facility bear interest at a floating interest rate above the one-month U.S. dollar LIBOR. Each loan is secured by certain rights under our B737 aircraft purchase agreement with the aircraft manufacturer. The amount outstanding under each PDP loan is paid off at the time the respective aircraft is delivered. As of March 31, 2008, $32.3 million was available to borrow, and $79.9 million has been borrowed to fund a portion of our pre-delivery payment obligations for 25 B737 aircraft on order.

Letters of Credit

As of March 31, 2008, $15.3 million of restricted cash on the accompanying consolidated balance sheet serves to collateralize outstanding letters of credit, primarily for airport facilities and insurance.

Note 6—Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments, long-term investments, and accounts receivable. We maintain cash and cash equivalents and short-term investments with various high credit-quality financial institutions or in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. As of March 31, 2008, we had short-term and long-term investments, all of which are available for sale securities, of $43.7 million and $8.2 million, respectively, in an enhanced cash investment fund. In December 2007, we were advised that the enhanced cash investment fund would be closed to new investments and immediate redemptions. In the first quarter of 2008, we recorded a $1.0 million charge to interest income for realized and unrealized losses on the fund. Based on distribution estimates from the fund manager, we have classified $8.2 million of the investment as non-current. During the three months ended March 31, 2008, we received distributions aggregating $29.4 million from the enhanced cash investment fund and we converted all of our investment in auction rate securities to cash.

During the three months ended March 31, 2008, we entered into various derivative financial instruments with financial institutions to reduce the impact of fluctuations in jet fuel prices on future fuel expense. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. We enter into both fuel related swap and option derivative financial arrangements.

As of March 31, 2008, we have entered into fuel related swaps and options agreements, which pertain to 124.8 million gallons of our remaining 2008 fuel purchases, 79.9 million gallons of our 2009 fuel purchases, and 9.1 million gallons of our 2010 fuel purchases, and represent 41.4 percent of our projected April to December 2008 jet fuel requirements, 19.1 percent of our projected 2009 jet fuel requirements, and 2.1 percent of our projected 2010 jet fuel requirements. Subsequent to March 31, 2008, we entered into additional fuel related derivatives, which increase the gallons under contract to 147.0 million gallons and 83.9 million gallons for 2008 and 2009, respectively. This represents 48.9 percent and 20.1 percent of our total 2008 and 2009 anticipated fuel consumption, respectively. Under the jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying price. These derivative financial arrangements are accounted for as cash flow hedges under SFAS 133 when the required accounting documentation is in place and when the derivative arrangement has been analytically demonstrated to be effective. The ineffective portion of changes in unrealized (gain) loss of each derivative is recognized in other (income) expense, and the effective portion of the change in unrealized (gain) loss is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings during the period in which the hedged transaction affects earnings. Sold calls that we have entered into do not qualify for hedge accounting.

During the fourth quarter of 2006 and the third quarter of 2007, we entered into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 12 years, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire in 2018 and 2019, we pay fixed rates between 4.56 percent and 5.085 percent and receive the London InterBank Offered Rate (LIBOR) for U.S. dollar deposits every three months. The notional amount of outstanding debt related to the interest rate swaps as of March 31, 2008 was $187.4 million. The primary objective for our use of interest rate hedges is to reduce the impact on our operating results of the volatility of interest rates. These interest rate swap arrangements are accounted for as cash flow hedges under SFAS 133 when the required accounting documentation is in place and when the derivative arrangement has been analytically demonstrated to be effective. The ineffective portion of the change in unrealized (gain) loss of each derivative is recognized in other (income) expense, and the effective portion of the change in unrealized (gain) loss is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings during the period in which the hedged transaction affects earnings.

The following table summarizes the financial statement impacts of derivative financial instruments (dollars and gallons in thousands):

Derivatives Designated as Cash Flow Hedges	Balance Sheet Classification	Notional Amount at March 31, 2008 (1)	Fair Value Assets (Liabilities) at March 31, 2008 (2)	Income Statement Classification of Realized (Gains) and Losses	Amount of Unrealized (Gains) and Losses in the Income Statement For the Three Months Ended March 31,		Amount of Unrealized (Gains) and Losses Reclassified to Realized For the Three Months Ended March 31,		Cumulative Pre- tax Amount of Unrealized (Gains) and Losses in OCI at March 31,		Pre-tax Amount of (Gains) and Losses Reclassified to Earnings from OCI For the Three Months Ended March 31,
					2008	2007	2008	2007	2008	2007	2008	2007
Interest rate swaps	Derivative liability	$187,408	$(12,918)	Interest expense	$32	$—	$—	$—	$9,633	$(134)	—	$—
Jet fuel swaps and options	Derivative asset	32,718 gallons	$20,892	Fuel expense	$138	$—	$(1,342)	$—	$(12,969)	$(13,293)	$(1,782)	$—

Derivatives not Designated as Hedges
Jet fuel options	Derivative asset		$(13,938)	Fuel expense	$6,578	$—	$1,482	$—
Crude swaps and options	Derivative asset	181,104 gallons	$10,344	Fuel expense	$(3,828)	$—	$(2,410)	$—

(1)	If a sold call and a collar relate to the same notional quantity, the notional amount is included only once in the above table to avoid double counting the quantities.
(2)	Fair value includes any premiums paid or received, unrealized gains and losses, and any amounts receivable or payable from or to counterparties. Liability and asset amounts are netted against each other for financial reporting purposes if the amounts are net settled with a counterparty.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We are required to provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. As of March 31, 2008, we were required to provide a counterparty with collateral, which is classified as restricted cash, aggregating $3.0 million.

In January 2008, one of our counterparties to our derivative financial agreements agreed to extend us credit up to $15 million in lieu of requiring us to fund our future collateral obligations arising from certain derivative financial instrument arrangements. As of March 31, 2008, $9.9 million of this credit has been used. The credit commitment expires July 2008; unless the credit commitment is extended we will be required to provide the requisite collateral deposit.

Note 7—Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of Accumulated other comprehensive income (loss), are as follows (in thousands):

	Unrealized gain (loss) on derivative instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2008	$1,117	$233	$1,350
Changes in fair value, net of income taxes	2,112	—	2,112
Reclassification to earnings, net of income taxes	(1,131)	52	(1,079)

Balance at March 31, 2008	$2,098	$285	$2,383

Note 8—Fair Value Measurements

As described in Note 1, we adopted the provisions of SFAS 157 as of January 1, 2008. SFAS 157 is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1- observable inputs such as quoted prices in active markets;

Level 2- inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3- unobservable inputs in which there are little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are to be measured at fair value are based on one or more of the three valuations techniques noted in SFAS 157. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities measured at fair value on a recurring basis during the period are as follows:

(in thousands)	Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Short-term investments	$43,664	$—	$43,664	$—	Market
Long-term investments	8,230	—	8,230	—	Market
Interest rate derivatives	(12,918)	—	(12,918)	—	Market
Fuel derivatives	17,298	—	—	17,298	Market

The reconciliation of our fuel hedging derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2008 through March 31, 2008 is as follows:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel related derivative asset:
Balance at January 1, 2008	$13,035
Total gains or (losses) (realized and unrealized):
Included in earnings	(1,106)
Included in other comprehensive income	9,281
Purchases, issuances, and settlements	(3,912)

Balance at March 31, 2008	$17,298

The amount of total (gains) or losses for the three months ended March 31, 2008, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$2,942

There were no assets and liabilities measured at fair value on a nonrecurring basis.

Note 9—Income Tax Expense

Our effective rate was 36.4 percent and 42.3 percent for the three months ended March 31, 2008 and 2007, respectively. Our effective tax rate can differ from the 37.5 percent composite statutory tax rate (35 percent federal statutory rate and 2.5 percent state statutory rate, net of federal tax benefit) due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. Consequently, our effective tax rate exceeded the composite statutory rate during the quarter ended March 31, 2007 and our effective tax rate was less than the composite statutory rate during the quarter ended March 31, 2008. Our reported effective tax rate for the three months ended March 31, 2008 may not be indicative of our effective tax rates for future quarters of 2008 or for 2008 as a whole.

Note 10—Subsequent Events

On April 3, 2008, we acquired a B737 aircraft and financed the acquisition with secured debt.

On April 16, 2008, we completed the sale of a newly acquired aircraft to a carrier outside the United States.

On April 22, 2008, we announced our intention to offer $65 million aggregate principal amount of convertible senior notes and to offer 14.3 million shares of common stock in registered public offerings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels and fare levels, actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the cost and availability of aviation fuel. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon, or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

OVERVIEW

All of the operations of AirTran Holdings, Inc. (the Company, AirTran, we or us) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating or terminating at our hub in Atlanta, Georgia. As of April 15, 2008, we operated 87 Boeing 717-200 (B717) and 54 Boeing 737-700 (B737) aircraft offering approximately 700 scheduled flights per day to 58 locations in the United States, including San Juan, Puerto Rico. We offer very competitive fares by concentrating on keeping our unit costs low. A key to our success is the enthusiasm and skill of the AirTran employees.

The first quarter of 2008 was a challenging quarter for us because the price of jet fuel, which is our largest expense, reached record-high levels and remained at historically high levels throughout the quarter. During the three months ended March 31, 2008, we reported an operating loss of $35.2 million, net loss of $34.8 million, and diluted loss per common share of $0.38. During the three months ended March 31, 2007, we reported operating income of $12.9 million, net income of $2.2 million, and diluted earnings per common share of $0.02. The first quarter 2008 operating loss was attributable to increased jet fuel costs per gallon. While total revenue per available seat mile (RASM) increased 6.7 percent, the unit revenue increase was not sufficient to offset the impact of the 45.8 percent increase in fuel costs per available seat mile (ASM).

During the three months ended March 31, 2008, we continued our growth by taking delivery of three B737 aircraft bringing our total fleet to 140 aircraft at period end. Since March 31, 2007, we have taken delivery of eight B737 aircraft. As a result, our capacity, as measured by ASM’s, increased by 10.8 percent compared to the first quarter of 2007. Revenue passenger seat miles (RPM’s) increased by 19.2 percent, resulting in a load factor of 75.3 percent, an increase of 5.2 percentage points from the prior year first quarter. We set new first quarter records for passengers, traffic, and capacity.

During the three months ended March 31, 2008 we:

•	Carried in excess of 5.7 million revenue passengers;

•	Took delivery of three new B737 aircraft;

•	Initiated new service to San Juan, Puerto Rico; and

•	Launched nine new non-stop routes.

In April 2008, AirTran Airways was rated first in the highly regarded annual Airline Quality Rating (AQR) study, developed in 1991 as an objective method for assessing airline quality. AirTran Airways, ranked third last year, was one of only four airlines to improve its AQR score between 2006 and 2007. The Airline Quality Rating reflects monthly scores for the calendar year 2007 and is based on four major areas: on-time performance, denied boardings, mishandled baggage, and customer complaints. Researchers at the University of Nebraska at Omaha Aviation Institute and the W. Frank Barton School of Business at Wichita State University conduct the study each year.

We expect our mix of low fares, excellent customer service, an affordable Business Class product, and one of the youngest all-Boeing aircraft fleets will provide product value that customers will continue to find attractive.

We will face challenges during the remainder of 2008. Managing costs and increasing revenues in the face of high fuel costs will continue to be a primary focus. Jet fuel market prices have increased dramatically. For example, the average market price (before taxes and fees) of Gulf Coast jet fuel increased to $2.81 per gallon for the quarter ended March 31, 2008 compared to an average 2007 price per gallon of $2.13. If our fuel prices remain at historic high levels or increase further, we cannot offer assurance that we will be able to generate additional revenues which will be sufficient to offset fuel costs. Additionally, our 2008 revenues may be adversely impacted by the current and emerging weak macroeconomic conditions in the United States. Air travel tends to be seasonal. The second and third quarters tend to be our strongest revenue quarters.

Based on our current outlook, we expect capacity, as measured by available seat miles, to increase by approximately ten to twelve percent for the second quarter of 2008, by approximately nine to ten percent for July and August of 2008, and to remain flat beginning in September of 2008 and through the remainder of 2008 compared to the analogous previous periods. We expect that capacity in 2009 compared to 2008 will also be flat. Non-fuel unit operating cost per ASM is expected to be down approximately one to one and one-half percent for the second quarter of 2008 and down two to three percent for the third quarter compared to the analogous previous periods. We expect that our April unit revenues will be flat to slightly down as a result in the shift in the Easter period. Advanced booked revenue for the remainder of the second quarter and the summer is slightly up year over year and we expect unit revenue to be up five to six percent in the second quarter.

We continue to work to hedge our fuel exposure with a portfolio of swaps and various types of options using both crude oil and jet fuel as the underlying. We have hedged approximately 50 percent of our fuel for the remainder of the year and approximately 20 percent of our 2009 consumption The table below shows our anticipated all-in price per gallon of fuel , including the benefit of our fuel risk management program, assuming $104 barrel crude oil and a $23 refining margin.

	Percentage of fuel hedged.	Price per gallon
Q2 2008	48%	$3.05-$3.10
Q3 2008	51%	$2.85-$2.90
Q4 2008	48%	$2.85-$2.90
FY2009	20%	$2.85-$2.90

Revised Business Strategy

Oil has risen from approximately $30 per barrel in 2003, when we ordered our B737 aircraft, to over $116 per barrel as of April 18, 2008. In association with such price increases, refining costs or crack spreads have increased as well, impacting the ultimate cost of aviation fuel. Like every other carrier in the industry, we must make adjustments in order to respond to the challenges of a high-cost fuel environment, especially when coupled with a period of slower economic growth in the U.S. economy. We have been planning, as well as implementing, adjustments to our basic business strategy in order to respond to the challenges of the current environment. Our strategy for responding to high-cost jet fuel has five principal elements:

•

Reduce Growth Rates and Focus on Strengthening Established Markets. We have successfully grown our business at double-digit rates annually over the past five years and continue to believe that there are abundant opportunities for a high quality, low cost airline. However, given the current environment, we intend to modify our business strategy to address high fuel costs while still maintaining our flexibility to adapt quickly to changes in the industry.

Providing exceptional customer service remains our top priority, but we are also recasting our growth plans. In this regard, we have completed a comprehensive review of our future fleet and capacity plans and we are taking a number of steps to better match our capacity to the current environment. We intend to reduce our planned growth in capacity commencing in the last four months of 2008 from a planned 10 percent increase to no more than flat. We also intend to reduce planned capacity growth in 2009 from just under 10 percent to no more than flat.

We have revised our fleet plan and based on scheduled and or planned fleet actions, we expect to end 2008 with 141 aircraft. Currently, we anticipate having 141 aircraft at the end of 2009 and 148 aircraft at the end of 2010. We intend to accomplish the reduction in our rate of growth, as measured by, among other things, available seat miles and number of aircraft, by taking one or more of the following actions:

•	deferring deliveries of new aircraft,

•	selling, leasing or subleasing new aircraft scheduled for delivery,

•	selling, leasing or subleasing existing aircraft,

•	making adjustments to our schedule to eliminate non-productive flights, and

•

periodically redeploying aircraft from existing routes to other existing routes when and where we believe there are opportunities to maximize utilization of our aircraft and/or strengthen established markets.

Although we will continue our rigorous review of our flight schedule, we may consider any strategic opportunities that present themselves through possible industry consolidation or downsizing in this high fuel cost environment.

•

Defer Capital Expenditures and Continue to Aggressively Cut Costs. We have reduced our average non-fuel costs per available seat mile for each of the past six years, primarily through productivity improvements. In addition to continuing to seek ways to cut costs as part of our business, we intend to reduce non-aircraft capital expenditures planned for 2008 from $25 to $30 million to $12 to $18 million by deferring a variety of discretionary capital expenditures. We also will manage increases in our employment levels to match our reduced growth rates.

•	Strengthen Our Balance Sheet and Liquidity. We believe we have a solid balance sheet with strong cash liquidity. Nevertheless, we are committed to increase our cash reserves in a variety of ways.

•

First, because we negotiated what we believe to be very favorable aircraft purchase prices in 2003 and because we believe demand for new fuel-efficient aircraft should continue—particularly outside of the U.S. where potential purchasers may also have favorable currency exchange rates —we should have the ability to monetize and intend to monetize selected aircraft assets. We have sold three new B737 aircraft since April 2007 and have signed or are negotiating memoranda of understanding to sell five additional B737 aircraft in the remainder of 2008. In addition to generating cash proceeds, each sale of new aircraft scheduled for future delivery frees up existing cash which would normally be paid as part of the purchase price and avoids the need for associated financing for the aircraft. We likewise are marketing the sale or lease of existing aircraft which we believe, in the case of a sale, would result in a gain to us or, in the case of a sublease, rental income to us in excess of our lease payments.

•

Second, we intend to explore a variety of financing mechanisms by which we may opportunistically monetize a portion of the value of our existing aircraft fleet should we deem it in the company's best interest to do so. Such actions could include credit facilities secured by junior liens, sale and lease back transactions or other financing mechanisms.

•

Third, we are seeking to access the capital markets in an offering for 14.3 million common shares in new equity financing and a related offer of $65 million in new convertible senior debt financing to provide us with even greater liquidity as a hedge against any future adverse developments in airline industry conditions.

•

Mitigate Our Fuel Exposure. We act to mitigate our fuel cost exposure by entering into a variety of hedging arrangements. Currently, we have hedged approximately 50% of our fuel needs for the remainder of 2008 at an average price of $2.90 to $2.95 per gallon and over 20% of our fuel needs for 2009 at an average price of $2.85 to $2.90 per gallon, in each case under our current fleet plan assumptions.

•

Increase Revenues. Although we have implemented a number of price increases since September 2007, such increases have not been sufficient to offset rising fuel expenses. Accordingly, we are actively working to increase surcharge and ancillary revenues and to offer customers the option to purchase additional services. We have implemented fuel surcharges and periodically evaluate our surcharge prices in light of fuel costs. Likewise, we have introduced fees in connection with new or existing services such as: priority seat selection, call center utilization, transportation of multiple pieces of checked baggage and the ability to purchase, extend or transfer A+ Miles Rewards. At the same time, we continue our emphasis on superior and friendly service to maintain repeat customers and attract new customers.

Historically, under our strategic plan, we aggressively used cash to buy aircraft, open new stations and rapidly expand operations, taking advantage of opportunities to acquire aircraft at favorable prices and grow our business while others were in bankruptcy and reducing their fleets and networks. This strategy allowed us to increase passengers and revenue for over ten straight years and generate profits for six straight years. Flexibility has been one of our historical strengths and it remains important to us now. By adjusting our existing strategy and implementing revised tactics, we believe we should be able to maintain the gains we have made over the past several years and position ourselves to both address the current environment and be ready to resume our historical growth strategy as and when the business environment best allows.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008 and 2007

The table below sets forth selected financial and operating data for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,				Percentage Increase (Decrease)
	2008		2007
Revenue passengers	5,718,319		5,080,108		12.6
Revenue passenger miles (RPM) (000s)(1)	4,347,399		3,648,119		19.2
Available seat miles (ASM) (000s) (2)	5,771,038		5,207,132		10.8
Passenger load factor(3)	75.3%		70.1%		5.2	pts.
Break-even load factor(4)	82.6%		69.5%		13.1	pts.
Average fare (excluding transportation taxes)(5)	$99.06		$94.20		5.2
Average yield per RPM(6)	13.03	¢	13.12	¢	(0.7)
Passenger revenue per ASM (RASM)(7)	9.82	¢	9.19	¢	6.9
Total revenue per ASM (RASM)(8)	10.33	¢	9.68	¢	6.7
Operating cost per ASM (CASM)(9)	10.94	¢	9.43	¢	16.0
Average stage length (miles)(10)	724		681		6.3
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$3.00		$2.01		49.3
Average daily utilization (hours:minutes)(11)	10:54		10:54		—
Number of operating aircraft in fleet at end of period	140		132		6.1

(1)	The number of revenue miles flown by revenue passengers
(2)	The number of seats available for passengers multiplied by the number of schedule miles each seat is flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis
(5)	Passenger revenue divided by total passengers
(6)	Passenger revenue divided by RPMs
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
(10)	Total aircraft miles flown divided by departures
(11)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended March 31, 2008 and 2007

Summary

We recorded an operating loss of $35.2 million, net loss of $34.8 million, and loss per diluted common share of $0.38 for the first quarter of 2008. For the comparative period in 2007, we recorded operating income of $12.9 million, net income of $2.2 million, and income per diluted common share of $0.02.

Operating Revenues

Our operating revenues for the three months ended March 31, 2008 increased $92.3 million (18.3 percent), primarily due to a 18.4 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 19.2 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), resulting in a record first quarter load factor of 75.3 percent, a 5.2 point increase over 2007. Average yield per RPM was 13.03 cents, 0.7 percent lower than last year due to an increase in average stage length of 6.3 percent, from 681 miles to 724 miles, and extreme industry pricing pressure that impacted February and early March yields.

During the three months ended March 31, 2008, we continued our growth by taking delivery of three B737 aircraft bringing our total fleet to 140 aircraft at period end. Since March 31, 2007, we have taken delivery of eight B737 aircraft. As a result, our capacity, as measured by available seat miles (ASMs), increased 10.8 percent. Our traffic, as measured by RPMs, increased 19.2 percent, resulting in a 5.2 percentage point increase in passenger load factor to 75.3 percent.

Other revenues for the three months ended March 31, 2008 increased $4.5 million (17.4 percent). Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, excess baggage fees, and other miscellaneous revenues. The increase in other revenues is attributable primarily to increases in change and cancellation fees, direct booking fees, and excess baggage fees. Also, in late 2007 we ceased offering cargo services. Other revenues for the three months ended March 31, 2007 included $0.9 million of cargo revenue.

Operating Expenses

Our operating expenses for the three months ended March 31, 2008 increased $140.5 million (28.6 percent) and increased 16.0 percent on an operating cost per ASM (CASM) basis. Our financial results were significantly affected by changes in the price of fuel.

In general, our operating expenses are significantly affected by changes in the cost of aviation fuel and our capacity, as measured by ASMs. The following table presents our unit costs, or CASM, for the indicated periods:

	Three Months Ended March 31,				Percentage Increase (Decrease)
	2008		2007
Aircraft fuel	4.65	¢	3.19	¢	45.8
Salaries, wages and benefits	2.06		2.07		(0.5)
Aircraft rent	1.05		1.17		(10.3)
Maintenance, materials and repairs	0.72		0.64		12.5
Distribution	0.39		0.36		8.3
Landing fees and other rents	0.61		0.56		8.9
Aircraft insurance and security services	0.09		0.11		(18.2)
Marketing and advertising	0.20		0.21		(4.8)
Other operating	0.94		0.92		2.2
Depreciation	0.23		0.20		15.0

Total CASM	10.94	¢	9.43	¢	16.0

Aircraft fuel increased 45.8 percent on a cost per ASM basis. Our fuel cost per gallon, including taxes and into-plane fees, increased 49.3 percent from $2.01 for the three months ended March, 31, 2007, to $3.00 for the three months ended March 31, 2008. We realized a $4.1 million benefit from fuel related financial derivatives which reduced fuel expense during the three months ended March 31, 2008.

Aircraft rent decreased 10.3 percent on a cost per ASM basis. Since March 31, 2007, we have taken delivery of eight B737 aircraft, none of which were lease financed.

Maintenance, materials and repairs increased 12.5 percent on a cost per ASM basis, primarily due to increases in engine power-by-the-hour maintenance costs, routine aircraft checks, tire, wheel, and brake costs, and rotable repairs. Maintenance costs are historically higher in the first quarter on a unit cost basis and will decline over the next two quarters.

Distribution increased 8.3 percent on a cost per ASM basis, primarily due to higher credit card fees paid to various credit card companies.

Landing fees and other rents increased 8.9 percent on a cost per ASM basis, primarily due to an out of period assessment proposed in the first quarter 2008 by one airport authority.

Depreciation increased 15.0 percent on a cost per ASM basis, primarily due to the delivery of eight owned B737 aircraft since March 31, 2007 and purchases of spare aircraft parts for our B737 aircraft fleet.

Non-operating Expenses

Other (income) expense, net increased by $10.3 million. Interest income decreased $3.2 million due to lower returns on our invested cash. Also during the quarter ended March 31 2008, we recorded a $1.0 million charge to interest income related to realized and unrealized losses on investments. Interest expense, including amortization of debt issuance costs, increased by $2.0 million primarily due to the effect of aircraft debt financings entered into during 2007 and 2008. Capitalized interest increased by $0.1 million. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

We reported net unrealized losses on derivative financial instruments for the three months ended March 31, 2008 of $5.2 million. Net unrealized (gains) losses are attributable to $5.2 million of unrealized losses on fuel related derivatives.

Income Tax Expense

Our effective rate was 36.4 percent and 42.3 percent for the three months ended March 31, 2008 and 2007, respectively. Our effective tax rate can differ from the 37.5 percent composite statutory tax rate (35 percent federal statutory rate and 2.5 percent state statutory rate) due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. Consequently, our effective tax rate exceeded the composite statutory rate during the quarter ended March 31, 2007 and our effective tax rate was less than the composite statutory rate during the quarter ended March 31, 2008. Our reported effective tax rate for the three months ended March 31, 2008 may not be indicative of our effective tax rates for future quarters of 2008 or for 2008 as a whole.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had total cash, cash equivalents, and short-term investments of $349.7 million, which is an increase of $31.7 million compared to December 31, 2007. As of March 31, 2008, we also had $28.4 million of restricted cash and $8.2 million of long-term investments. Our primary sources of cash are from operating activities.

Operating activities during the first quarter of 2008 provided $69.3 million of cash flow compared to $99.0 million during the analogous period in 2007. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the quarter ended March 31, 2008, we reported a net loss of $34.8 million compared to net income of $2.2 million for the quarter ended March 31, 2007. The loss negatively impacted cash provided by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, fluctuate seasonally and also provide cash as AirTran grows and consequently receives additional cash for future travel. During the quarter ended March 31, 2008, our air traffic liability balance increased $75.4 million, contributing to net cash flow from operating activities. During the quarter ended March 31, 2007, our air traffic liability balance increased $93.4 million, contributing to net cash flow from operating activities. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During the quarter ended March 31, 2008, the $35.5 million increase in accounts payable and accrued and other liabilities contributed to net cash provided by operating activities. Accounts payable and accrued and other liabilities increased during the quarter due to increases in accrued employee wages and benefits, accrued B737 aircraft rent, accrued interest, liabilities to governmental authorities for taxes and fees that we collected on their behalf, and various other liabilities. During the quarter ended March 31, 2007, the $27.4 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

We used cash to increase other assets by $0.9 million and $6.4 million during the quarters ended March 31, 2008 and 2007, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Additionally, a $20.7 million decrease in prepaid and stored fuel contributed to net cash provided by operating activities. During the quarter ended March 31, 2007, a $12.3 million increase in prepaid and stored fuel decreased net cash provided by operating activities.

Investing activities during the quarter ended March 31, 2008 provided $40.9 million in cash compared to the $59.9 million used during the similar period in 2007. Purchases and sales of available for sales securities are classified as investing activities. During the quarter ended March 31, 2008, we sold $66.5 million of available for sale securities. During the quarter ended March 31, 2007, purchases of available for sale securities exceeded sales of available for sale securities by $17.9 million. Investing activities also include expenditures for aircraft deposits, the purchase of aircraft and other property and equipment, and 2007 deferred costs related to the proposed acquisition of Midwest.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of refunded deposits in the aircraft. During the quarter ended March 31, 2008, we received $16.8 million in previously paid aircraft deposits while paying $20.0 million in new aircraft deposits. During the quarter ended March 31, 2008, we purchased three B737 aircraft. We expended $19.1 million in cash and incurred $89.5 million of debt related to the acquisition of these aircraft. During the quarter ended March 31, 2007, we purchased five B737 aircraft. We expended $27.9 million in cash and incurred $147.0 million of debt related to the acquisition of these aircraft.

During the quarter ended March 31, 2008, we expended $8.3 million in cash for the acquisition of other property and equipment. Acquisitions of other property and equipment included purchases of rotable spare parts, additions to leasehold improvements, and the purchases of ground and computer equipment. During the quarter ended March 31, 2007, we expended $15.9 million in cash for the acquisition of other property and equipment.

Financing activities used $11.1 million of cash during the quarter ended March 31, 2008 compared to using cash of $20.3 million in the similar period in 2007. During the quarter ended March 31, 2008, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $16.0 million and repaid $12.6 million of pre-delivery deposit debt financing. During the quarter ended March 31, 2008, we repaid $14.7 million of aircraft purchase debt financing. Also, during the first quarter of 2008, we borrowed $89.5 million in non-cash transactions to finance the purchase of three B737 aircraft. During the first quarter of 2007, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $12.7 million and repaid $19.7 million of pre-delivery deposit debt financing. During the quarter ended March 31, 2007, we repaid $10.8 million of aircraft purchase debt financing. Also, during the first quarter of 2007, we borrowed $147.0 million in non-cash transactions to finance the purchase of five B737 aircraft. See Note 5 to Condensed Consolidated Financial Statements for additional information regarding our outstanding debt.

For each of the quarters ended March 31, 2008 and 2007, we received $0.6 million from the issuance of common stock related to the exercise of options and the employee stock purchase plan.

Aircraft Acquisitions and Current Aircraft Purchase Commitments

Pursuant to our strategy for responding to the high-cost of jet fuel we are also recasting our growth plans. In this regard, we have completed a comprehensive review of our future fleet and capacity plans and we are taking a number of steps to better match our capacity to the current environment. We intend to reduce our planned growth in capacity commencing in the last four months of 2008 from a planned 10 percent increase to no more than flat. We also intend to reduce planned capacity growth in 2009 from just under 10 percent to no more than flat. We have revised our fleet plan and based on scheduled and or planned fleet actions, we expect to end 2008 with 141 aircraft. Currently, we anticipate having 141 aircraft at the end of 2009 and 148 aircraft at the end of 2010. We intend to accomplish the reduction in our rate of growth, as measured by, among other things, number of aircraft, by taking one or more of the following actions: deferring deliveries of new aircraft, selling, leasing or subleasing new aircraft scheduled for delivery, and selling, leasing or subleasing existing aircraft.

Because we negotiated what we believe to be very favorable aircraft purchase prices in 2003 and because we believe demand for new fuel-efficient aircraft should continue—particularly outside of the U.S. where potential purchasers may also have favorable currency exchange rates —we should have the ability to monetize and intend to monetize selected aircraft assets. We have sold three new B737 aircraft since April 2007 and have signed memoranda of understanding to sell two additional B737 aircraft during the remainder of 2008. We are also negotiating memoranda of understanding to sell additional aircraft during 2008. In addition to generating cash proceeds, each sale of new aircraft scheduled for future delivery frees up existing cash which would normally be paid as part of the purchase price and avoids the need for associated financing for the aircraft. We likewise are marketing the sale or lease of existing aircraft which we believe, in the case of a sale, would result in a gain to us or, in the case of a sublease, rental income to us in excess of our lease payments. Second, we intend to explore a variety of financing mechanisms by which we may opportunistically monetize a portion of the value of our existing aircraft fleet should we deem it in the company’s best interest to do so. Such actions could include credit facilities secured by junior liens, sale and lease back transactions or other financing mechanisms.

During the three months ended March 31, 2008, we took delivery of three purchased B737 aircraft. As of March 31, 2008, we had on order 60 B737 aircraft with delivery dates between 2008 and 2012. The table includes certain aircraft which we have agreed to sell. As noted above, we may sell additional newly delivered aircraft to moderate the growth of our fleet size. The table below illustrates, as of March 31, 2008, all aircraft scheduled for delivery through 2012:

Firm Aircraft Deliveries B737
Remainder of 2008	7
2009	14
2010	14
2011	13
2012	12

Total	60

The table includes two B737 aircraft scheduled for delivery in the second quarter of 2008, one of which we have sold and one of which we have agreed to sell. These two aircraft were or are being acquired pursuant to our 2003 agreement with the manufacturer to purchase B737 aircraft. The decision to sell the two aircraft was driven by our conclusion that we would moderate the growth in our fleet size. During the three months ended June 30, 2008 we will recognize a gain of approximately $7.0 million related to the sale of these two aircraft. The gain on sale of the aircraft will be classified as a component of operating expense. The net cash proceeds from the sale of the two aircraft aggregate approximately $10 million including $5 million of deposits received prior to March 31, 2008. We also avoid the use of approximately $10 million of cash to fund the portion of the purchase of the two aircraft that would not have been financed by debt.

Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer. We have arranged pre-delivery aircraft deposit financing for a portion of our pre-delivery deposit requirements for aircraft scheduled to be delivered during the remainder of 2008, 2009, and some aircraft in 2010. The pre-delivery deposit financing typically funds between 75 percent and 80 percent of our pre-delivery deposit obligation for any given aircraft.

Our aircraft purchase commitments for the remainder of 2008 and for the next four years, in aggregate, are (in thousands): 2008—$277,200; 2009—$508,700; 2010—$525,000; 2011—$462,800; and 2012—$397,700. Excluding the two aircraft being sold in the second quarter and the two aircraft for which we have a memorandum of understanding to sell in December 2008, our aircraft purchase commitments for the remainder of 2008 aggregate $133.9 million. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

Aircraft Financing Arrangements

As of March 31, 2008, we had seven B737 scheduled for delivery during the remainder of 2008. In April we took delivery and placed one B737 aircraft into service and we are selling two other B737 aircraft in April. We have arranged financing for three of the four remaining 2008 scheduled B737 deliveries. In the past, when we have sold newly delivered aircraft for which we have committed purchase financing, we have been able to reassign the financing to the next available aircraft. We are in the process of negotiating to reassign unused committed financing to the remaining last 2008 scheduled B737 delivery. Such debt financing funds a majority of the cost of the aircraft. While our intention is to finance the remainder of the aircraft on order through a combination of debt and lease financings, we have not yet arranged for such financing. If two aircraft scheduled for delivery in December 2008 are sold pursuant to the executed memorandum of understanding, we will likely enter into negotiations to reassign committed financing to the first two aircraft to be delivered in 2009 and, if those negotiations were to be successful, we would have financing for all aircraft scheduled for delivery thru April 2009.

Additionally, we have sale/leaseback commitments from an aircraft leasing company with respect to four spare engines, three of which are to be delivered through 2010, and one at a date to be mutually agreed upon.

Letters of Credit

As of March 31, 2008, $15.3 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

Other Year 2008 Cash Requirements and Sources of Liquidity

During 2008, we will need cash for capital expenditures and debt maturities. It is anticipated that capital expenditures and remaining 2008 debt and capital lease maturities will be funded with cash flows from operations, financings, and the use of existing cash resources. We anticipate that during the remainder of 2008: expenditures for acquisition of other property and equipment will aggregate $14.0 million; expenditures for rotable parts will aggregate approximately $8.0 million; and the maturities of existing debt and capital lease obligations will aggregate $75.4 million.

On April 22, 2008, we commenced two concurrent registered public offerings under our existing shelf registration statement pursuant to which we are offering, subject to market and other conditions, $65 million aggregate principal amount of Convertible Senior Notes due 2015 (the “Notes”). We intend to grant the underwriters of the Notes offering a 30-day option to purchase an additional $9,750,000 aggregate principal amount of the Notes, solely to cover over allotments, if any. The Notes will be convertible into our common stock, at the option of the holders of the Notes. The interest rate, conversion rate, conversion price and other terms of the Notes will be determined at the time of pricing of the offering. The Notes will be our general senior unsecured obligation. Concurrently with the offering of the Notes, we are offering, subject to market and other conditions, 14,250,000 shares of our common stock. The underwriters have the option to purchase up to an additional 2,137,500 shares of common stock from us solely to cover over allotments, if any. The sales price of the shares of common stock will be determined at the time of pricing of the offering. We intend to place a portion of the net proceeds of the Notes offering in an escrow account to acquire government securities in an amount equal to the first six scheduled semi-annual interest payments due on the Notes. We intend to use the remaining net proceeds from the Notes offering and the net proceeds of the common stock offering for general corporate purposes, which may include additions to working capital, capital expenditures, the retirement of debt, other investments in strategic alliances, code-share agreements, or other business arrangements and, although we are not presently in any negotiations, acquisitions of other airlines or their assets. Pending the application of the net proceeds, we intend to invest the net proceeds in investment grade, interest bearing securities. The closing of each offering is not dependent on the closing of the other offering.

We have agreed to sell two newly delivered B737 aircraft in April 2008. We estimate that the net cash benefit from those two sales will aggregate approximately $20.0 million including the cash gain on the sale and avoiding the cash cost of acquiring the aircraft, of which $5.0 million was received as a deposit in the first quarter. We have also executed a memorandum of understanding to sell two additional B737 aircraft scheduled for delivery in December 2008.

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

In January 2008, one of our counterparties to our derivative financial agreements agreed to extend us credit up to $15 million in lieu of requiring us to fund our future collateral obligations arising from certain derivative financial instrument arrangements. As of March 31, 2008, $9.9 million of this credit has been used. The credit commitment expires July 2008; unless the credit commitment is extended we will be required to provide the requisite collateral deposit.

Critical Accounting Policies and Estimates

For additional information regarding our Critical Accounting Policies and Estimates, see “Critical Accounting Polices and Estimates” in Management’s Discussion and Analysis of Financial Condition and Liquidity in our Form 10-K. The following information describes significant changes to our critical accounting policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than those discussed below.

Interest Rates

We had $845.6 million and $764.9 million of variable-rate debt as of March 31, 2008 and December 31, 2007, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. These swaps expire between 2018 and 2019. The notional amount of the outstanding debt related to interest rate swaps at March 31, 2008 was $187.4 million. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. As of March 31, 2008, the fair market value of our interest rate swaps was a liability of $12.9 million. If average interest rates increased by 100 basis points during the remainder of 2008 as compared to 2007, our projected 2008 interest expense related to floating rate debt would increase by approximately $5.1 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2008 and 2007 represented 42.5 percent and 33.8 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel pricing arrangements in purchase contracts with fuel suppliers covering a portion of our anticipated fuel requirements. The fuel pricing arrangements consist of both fixed price and collar arrangements. Because these contracts are accounted for under the normal purchase exception included in SFAS 133, these contracts are not considered derivative financial instruments for financial reporting purposes. As of March 31, 2008, we had no fixed pricing arrangements with fuel suppliers for any future period.

In addition to the fuel purchase contracts discussed above, we have entered into fuel related derivative financial instruments with financial institutions to reduce the impact of fluctuations in jet-fuel prices on future fuel expense. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of March 31, 2008, the net fair market value of our fuel related derivative assets was $17.3 million and was comprised of option and swap arrangements. As of March 31, 2008, these contracts pertain to 124.8 million gallons of our remaining 2008 fuel purchases, 79.9 million gallons of our 2009 fuel purchases, and 9.1 million gallons of our 2010 fuel purchases, and represent 41.4 percent of our projected April to December 2008 jet fuel requirements, 19.1 percent of our projected 2009 jet fuel requirements, and 2.1 percent of our projected 2010 jet fuel requirements. Subsequent to March 31, 2008, we entered into additional fuel related derivatives, which increase the gallons under contract to 147.0 million gallons and 83.9 million gallons for 2008 and 2009, respectively. This represents 48.9 percent and 20.1 percent of our total 2008 and 2009 anticipated fuel consumption, respectively.

As noted above we use a variety of financial instruments to hedge our fuel prices. The financial instruments include: swaps, purchased options and collars. We also sell “out of the money” call options to reduce the cost to us of certain of the collars. About 74 percent of our 2008 hedged fuel involves a combination of collars and sold calls. Based on fuel related derivative financial instruments outstanding as of April 18, 2008, the average price of hedged fuel (excluding taxes and into plane fees), including the effect of the sold calls, is estimated as follows at the stated assumed average market crude prices (in dollars):

	Average Price of Hedged Fuel
	April to December 2008	2009
Assumed average market crude price:
$80 per barrel	$2.67	$2.58
$100 per barrel	$2.89	$2.75
$120 per barrel	$3.15	$3.18
$130 per barrel	$3.31	$3.41

For every dollar increase per barrel in crude oil or refining costs, our fuel expense for the remainder of 2008 and 2009, before the impact of our derivative financial instruments, would increase $7.5 million and $10.5 million, respectively, based on current and projected operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2008, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our prospectus supplements to our registration statement on Form S-3 which supplement was filed with the SEC on April 22, 2008. While we believe there have been no material changes from the risk factors previously disclosed in such Annual Report, such prospectus supplements update certain of the previously disclosed risk factors. You should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report, as updated in such prospectus supplements, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer

	31.2 -	Rule 13(a)-14 Certification of Principal Financial Officer

	32.1 -	Chief Executive Officer and Principal Financial Officer certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: April 23, 2008	/s/ Arne G. Haak
Arne G. Haak Vice President of Finance, Treasurer, and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer

31.2	—	Rule 13(a)-14 Certification of Principal Financial Officer

32.1	—	Chief Executive Officer and Principal Financial Officer certifications pursuant to 18 U.S.C. Section 1350