Form 10-Q
period 2008-06-30
AIRTRAN HOLDINGS INC
filed 2008-08-11
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of Common Stock outstanding as of the close of business on July 31, 2008: 117,082,606 par value $0.001

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended June 30, 2008

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating Revenues:
Passenger	$658,634	$585,875	$1,225,063	$1,064,429
Other	34,746	27,651	64,708	53,163
Total operating revenues	693,380	613,526	1,289,771	1,117,592
Operating Expenses:
Aircraft fuel	368,127	201,588	636,569	367,668
Salaries, wages and benefits	123,392	110,972	242,299	218,689
Aircraft rent	60,789	60,667	121,588	121,560
Maintenance, materials and repairs	43,441	38,190	84,773	71,724
Distribution	27,685	23,874	50,224	42,803
Landing fees and other rents	33,681	30,268	68,794	59,180
Aircraft insurance and security services	5,547	5,895	10,840	11,631
Marketing and advertising	9,698	10,151	21,166	21,280
Depreciation	14,649	11,547	27,890	21,788
Gain on sale of aircraft	(7,292)	(6,234)	(7,292)	(6,234)
Impairment of goodwill	8,350	—	8,350	—
Other operating	50,837	48,746	105,321	96,702
Total operating expenses	738,904	535,664	1,370,522	1,026,791
Operating Income (Loss)	(45,524)	77,862	(80,751)	90,801
Other (Income) Expense:
Interest income	(2,682)	(5,521)	(4,464)	(10,498)
Interest expense	18,478	18,321	37,182	34,983
Capitalized interest	(1,528)	(2,361)	(4,112)	(4,845)
Net (gains) losses on derivative financial instruments	(43,560)	156	(38,370)	156
Other (income) expense, net	(29,292)	10,595	(9,764)	19,796
Income (Loss) Before Income Taxes	(16,232)	67,267	(70,987)	71,005
Income tax expense (benefit)	(2,694)	25,208	(22,636)	26,788
Net Income (Loss)	$(13,538)	$42,059	$(48,351)	$44,217
Earnings (Loss) per Common Share
Basic	$(0.12)	$0.46	$(0.48)	$0.48
Diluted	$(0.12)	$0.42	$(0.48)	$0.45
Weighted-average Shares Outstanding
Basic	109,097	91,524	100,605	91,431
Diluted	109,097	104,366	100,605	104,244

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$405,006	$206,873
Short-term investments	32,705	111,119
Restricted cash	66,589	29,618
Accounts receivable, less allowance of $1,208 and $1,128 at June 30, 2008 and December 31, 2007, respectively	68,655	42,772
Spare parts, materials and supplies, less allowance for obsolescence of $2,498 and $2,281 at June 30, 2008 and December 31, 2007, respectively	16,280	14,488
Prepaid and stored fuel	35,504	32,660
Derivative financial instruments	73,636	13,035
Prepaid expenses and other current assets	29,978	19,596
Deferred income taxes	9,776	9,776
Total current assets	738,129	479,937
Property and Equipment:
Flight equipment	1,500,130	1,284,273
Less: Accumulated depreciation and amortization	(117,916)	(97,946)
	1,382,214	1,186,327
Purchase deposits for flight equipment	75,624	119,817
Other property and equipment	107,183	100,763
Less: Accumulated depreciation and amortization	(47,744)	(40,995)
	59,439	59,768
Total property and equipment	1,517,277	1,365,912
Other Assets:
Long-term investments	8,230	8,230
Goodwill	—	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	17,461	16,016
Prepaid aircraft rent	84,265	81,109
Derivative financial instruments	6,039	—
Other assets	70,188	67,345
Total Assets	$2,463,156	$2,048,466

See accompanying Notes to Condensed Consolidated Financial Statements.

(Continued on next page)

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,897	$50,644
Accrued and other liabilities	161,750	137,896
Air traffic liability	377,684	219,923
Current portion of capital lease obligations	1,390	1,036
Current portion of long-term debt	79,920	98,635
Total current liabilities	681,641	508,134
Long-term capital lease obligations	10,993	11,915
Long-term debt	1,148,569	946,303
Other liabilities	99,449	99,575
Deferred income taxes	20,763	31,434
Derivative financial instruments	5,328	4,755
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	117	92
Additional paid-in capital	475,339	396,824
Accumulated earnings (deficit)	(267)	48,084
Accumulated other comprehensive income	21,224	1,350
Total stockholders’ equity	496,413	446,350
Total Liabilities and Stockholders’ Equity	$2,463,156	$2,048,466

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$(48,351)	$44,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,677	22,540
Amortization of deferred gains from sale/leaseback of aircraft	(2,286)	(2,237)
Impairment of goodwill	8,350	—
Provisions for uncollectible accounts	529	579
Gain on asset disposals	(7,292)	(4,267)
Deferred income taxes	(22,636)	26,788
Stock-based compensation	2,905	2,517
Other	949	—
Changes in certain operating assets and liabilities:
Restricted cash	(36,971)	(4,764)
Derivative financial instruments	(34,283)	—
Accounts receivable	(26,412)	(27,761)
Spare parts, materials and supplies	(2,131)	(1,126)
Prepaid and stored fuel	(2,844)	(24,414)
Prepaid aircraft rent	(5,589)	(7,274)
Other assets	(9,704)	(12,980)
Accounts payable, accrued and other liabilities	31,610	38,821
Air traffic liability	157,761	117,012
Net cash provided by operating activities	33,282	167,651
Investing activities:
Purchase of available-for-sale securities	—	(1,009,300)
Sale of available-for-sale securities	77,465	992,050
Purchases of property and equipment	(119,630)	(133,933)
Return (payment) of aircraft purchase deposits, net	44,193	6,264
Midwest exchange offer expenses	—	(7,335)
Proceeds from sales of aircraft	86,069	72,879
Net cash provided by (used for) investing activities	88,097	(79,375)
Financing activities:
Issuance of long-term debt	101,751	39,568
Payments on long-term debt and capital lease obligations	(100,632)	(57,382)
Net proceeds from issuance of common stock	74,671	—
Proceeds from exercise of stock options and employee stock purchase plans	964	1,242
Net cash provided by (used for) financing activities	76,754	(16,572)
Net change in cash and cash equivalents	198,133	71,704
Cash and cash equivalents at beginning of period	206,873	159,100
Cash and cash equivalents at end of period	$405,006	$230,804
Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment in exchange for debt	$178,550	$234,650

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
Balance at January 1, 2008	91,886	$92	$396,824	$1,350	$48,084	$446,350
Net loss		—	—	—	(48,351)	(48,351)
Unrealized gain on derivative instruments, net of income taxes of $11,891	—	—	—	19,818	—	19,818
Other	—	—	—	56	—	56
Total comprehensive loss						(28,477)
Issuance of common stock for exercise of options	73	—	272	—	—	272
Stock-based compensation	323	—	2,905	—	—	2,905
Issuance of common stock under employee stock purchase plan	182	—	692	—	—	692
Issuance of common stock	24,659	25	74,646			74,671
Balance at June 30, 2008	117,123	$117	$475,339	$21,224	$(267)	$496,413

See accompanying Notes to Condensed Consolidated Financial Statements.

AIRTRAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (Holdings or the Company) and our wholly owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (Airways). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Business

We offer scheduled airline services, using Boeing B717-200 (B717) and Boeing B737-700 (B737) aircraft, to 57 locations across the United States, concentrated primarily in short-haul markets east of the Mississippi, as well as to San Juan, Puerto Rico.

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal. The second quarter tends to be our strongest revenue quarter.

We manage our operations on a system-wide basis due to the interdependence of our route structure in the various markets we serve. As we offer only one service (i.e., air transportation), management has concluded that we only have one business segment.

After a successful 2007, during which we earned net income of $53 million, we planned to grow our 2008 capacity (as measured by available seat miles) between ten and twelve percent. Our original 2008 strategy was based on a strong U.S. economy and jet fuel prices consistent with 2007 levels. However, during 2008 the economic environment has deteriorated, jet fuel prices have increased dramatically and the credit markets have tightened. During the first and second quarters we have undertaken a variety of actions to respond to the challenges of the high jet fuel cost environment including: reducing planned capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; deferring other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of derivative financial arrangements to hedge the cost of fuel; proactively managing our costs; and obtaining additional capital via the placement of convertible debt and common equity securities. However, we have not been able to increase unit revenues sufficiently to offset the impact of the dramatic increase in fuel prices. As a result, we incurred a net loss before income taxes of $71.0 million for the six months ended June 30, 2008 and, unless jet fuel prices decrease substantially and/or we experience significant increases in revenues, we will likely incur additional losses during the remainder of 2008, which will likely require us to utilize a portion of our unrestricted cash to fund our operations. Continued high jet fuel prices without a corresponding increase in fares will likely have an adverse effect on our results of operations, cash flows and financial condition.

Absent the occurrence of adverse events, most of which are outside of our direct control, such as terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2008 cash flows will be sufficient to fund our operations and other financial obligations through  December 2008. Although we believe our financial projections are reasonable, one or more events or a combination of events, most of which are outside of our direct control, may cause our actual results, available liquidity, and cash flows to be materially different from our projections. Such events could include the inability to meet our revenue expectations either in the current unfavorable or a worsening economic environment or the holdback of additional amounts under the terms of our agreements with organizations that process credit card transactions arising from purchases of air travel by our customers. Our ability to fund our operations, increase unit revenues and meet our other financial commitments in 2009 will in large part be dependent on fuel prices, the competitive environment and macro economic conditions at the time.

Common Stock Issuance

In May 2008, we completed a public offering of 24.7 million shares of our common stock at a price of $3.20 per share. We received net proceeds from the offering of approximately $74.7 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

Reclassifications

Certain 2007 amounts related to gains on sales of aircraft in the Condensed Consolidated Statements of Operations have been reclassified from Other (Income) Expense to Operating Expenses to conform to current presentation. Certain other 2007 amounts have been reclassified to conform to 2008 presentation. These reclassifications have no material impact on the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Stockholders’ Equity.

Measurement of Impairment of Long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets and the fair value is less than the net book value. Because the current adverse industry conditions and the recent operating losses experienced by AirTran are indicators that an asset impairment of our long-lived assets (primarily flight equipment) may exist, we prepared an assessment in accordance with SFAS 144 which indicated that the expected undiscounted cash flows exceed the net book value of the associated long-lived assets. Consequently, we concluded that the long-lived assets had not been impaired as of June 30, 2008. However, if our assessment changes in the future, we may be required to record a charge for the impairment of long-lived assets in a subsequent period.

Intangible Assets

Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Because current adverse industry conditions and recent operating losses experienced by AirTran are indicators that our intangible assets may be impaired, we prepared an assessment in accordance with SFAS 142 and concluded that goodwill was impaired as of June 30, 2008, while trademarks and trade names were not. Consequently, we recorded a charge of $8.4 million to write-off all of the carrying value of our goodwill as of June 30, 2008.

Attempted Acquisition of Midwest Air Group

On January 11, 2007, we commenced an exchange offer for all of the common stock of Midwest Air Group, Inc. (Midwest). On August 17, 2007, we announced that we had terminated our efforts to acquire Midwest. During the six months ended June 30, 2007, we deferred $7.3 million of costs related to the subsequently terminated effort to acquire Midwest. The results of the third quarter of 2007 included non-operating expense of $10.7 million ($6.4 million net of tax) to write-off the costs associated with the attempted acquisition of Midwest, including the exchange offer, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related charges.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position Financial Accounting Standard No. 157-2 (FSP FAS 157-2),  Effective Date of FASB Statement No. 157, that amends SFAS 157 to delay the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. On February 14, 2008, the FASB issued Staff Position Financial Accounting Standard No. 157-1 (FSP FAS 157-1),  Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13, that amends SFAS 157 to exclude its application to FASB Statement No. 13 (SFAS 13),  Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. We adopted the required provisions of SFAS 157 as of January 1, 2008. The adoption of the required provisions did not have a material impact on our Condensed Consolidated Financial Statements. We have not determined whether the adoption of the deferred provisions will have a material impact on our Condensed Consolidated Financial Statements. See Note 8 for additional information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by SFAS 159 permits, but does not require, all entities to measure eligible items at fair value, as measured in accordance with SFAS 157, at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Although we adopted SFAS 159 as of January 1, 2008, we have not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. This will cause some companies to revise previously reported results when reporting comparative financial information in subsequent filings. SFAS 141R is effective for us on a prospective basis for transactions occurring in 2009 and early adoption is not permitted. SFAS 141R may have a material impact on our consolidated results of operations, balance sheets and cash flows if we enter into material business combinations after the standard’s effective date.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 applies only to financial statement disclosures, it will not have any impact on our consolidated financial position, results of operations, and cash flows.

In May 2008, the FASB issued Staff Position Accounting Principles Board No. 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008. Though early adoption is not permitted, the Staff Position must be applied retrospectively to all periods presented, except for those instruments within the scope of the Staff Position that were not outstanding during any of the periods that would be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. We are currently evaluating the impact the adoption of FSP 14-1 will have on our condensed consolidated financial statements.

Note 2—Stock-Based Employee Compensation

Restricted stock awards have been granted to certain of our officers, directors, and key employees pursuant to our 2002 Long-Term Incentive Plan. Restricted stock awards are grants of shares of our common stock that typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and charged to expense on a straight-line basis over the respective vesting period (generally three years). During the first six months of 2008 and 2007, we granted restricted stock awards for approximately 789,000 and 409,000 shares, respectively, and approximately 323,000 and 241,000 shares, respectively, of restricted stock vested.

Compensation expense for our restricted stock grants was $1.5 million and $2.9 million during the three and six months ended June 30, 2008, respectively, and $1.3 million and $2.5 million during the three and six months ended June 30, 2007, respectively. As of June 30, 2008, we have $11.3 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.5 million restricted shares which were outstanding at such date but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts. As shares vest, restricted shares are transferred to common shares.

As of June 30, 2008, options to purchase 3.0 million shares of common stock, at exercise prices between $3.03 and $13.80 per share were outstanding. All outstanding options to purchase common shares were exercisable as of June 30, 2008.

Note 3—Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
NUMERATOR:
Net income (loss) available to common stockholders	$(13,538)	$42,059	$(48,351)	$44,217
Plus income effect of assumed conversion-interest on convertible debt	—	1,369	—	2,739
Income after assumed conversion, diluted	$(13,538)	$43,428	$(48,351)	$46,956
DENOMINATOR:
Weighted-average shares outstanding, basic	109,097	91,524	100,605	91,431
Effect of dilutive securities:
Stock options	—	1,034	—	1,026
Convertible debt	—	11,241	—	11,241
Restricted stock	—	567	—	546
Weighted-average shares outstanding, diluted	109,097	104,366	100,605	104,244
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.12)	$0.46	$(0.48)	$0.48
Diluted	$(0.12)	$0.42	$(0.48)	$0.45

Excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2008 are 11.2 million shares related to our 7.0 % convertible notes, and 19.5 million shares related to our 5.5 % convertible senior notes that would be issued upon conversion because the effect of including these shares would have been anti-dilutive for the three and six months ended June 30, 2008. Additionally, we have excluded from the diluted earnings per share calculation for the three and six months ended June 30, 2008, 3.0 million shares related to our outstanding stock options and 1.5 million shares related to our unvested restricted stock because the effect of including these shares would also have been anti-dilutive.

                                             9

Note 4—Commitments and Contingencies

Aircraft Related Commitments and Transactions

During the six months ended June 30, 2008, we took delivery of eight purchased B737 aircraft, of which two were sold upon delivery. In May and July 2008, we announced that we would defer 22 B737 aircraft originally scheduled for delivery between 2009 and 2011 to delivery dates between 2013 and 2015. As of August 8, 2008, we had on order 55 B737 aircraft with delivery dates between 2008 and 2015. As further discussed below, the table includes two aircraft to be delivered in December 2008 that we have agreed to sell upon delivery under executed purchase agreements. During the three months ended December 31, 2008, we expect to recognize a gain of approximately $8 million related to the sale of these two aircraft. Excluding the two aircraft for which we have a purchase agreement to sell in December 2008, we do not have any aircraft purchase commitments for the remainder of 2008.

We intend to reduce or delay further growth in our fleet and are evaluating possible net reductions in our current fleet including through the sale of additional aircraft. The table below illustrates, as of August 8, 2008, all aircraft currently scheduled for delivery:

Firm Aircraft Deliveries B737
December 2008	2
2009	2
2010	7
2011	10
2012	12
2013	6
2014	12
2015	4
Total	55

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

Our aircraft purchase commitments for the remainder of 2008 and for the next five years and thereafter, in aggregate, are (in thousands): 2008—$25,400; 2009—$106,900; 2010—$266,800; 2011—$357,000; 2012—$439,600; 2013—$234,100; and thereafter—$560,000. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

During each of the three months ended June 30, 2008 and 2007, we took delivery of and subsequently sold two aircraft. We recognized gains of $7.3 million and $6.2 million during the three months ended June 30, 2008 and 2007, respectively, related to the sale of these aircraft. The gain on sale of the aircraft is classified as a component of operating expense.

We have also executed an agreement to sell two owned B737 aircraft during the three months ended September 30, 2008. We expect to recognize a gain of approximately $7.6 million related to the sale of these two aircraft.

Aircraft Financing Arrangements

While we have arranged financing for one of the two December 2008 scheduled B737 deliveries, we have definitive purchase agreements to sell the aircraft. We are currently in negotiations to finance our 2009 deliveries. While our intention is to finance the remainder of the aircraft on order through a combination of debt and lease financings, we have not yet arranged for such financing.

Credit Card Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of AirTran Airways. As of August 8, 2008, we were in compliance with the terms of all of our credit card processing agreements. Each of our agreements with our processors allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to the Company (i.e., a “holdback”). Holdbacks are classified as restricted cash on our consolidated balance sheet. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchased with credit cards.  Once the customer travels, any related holdback is remitted to us. Our exposure fluctuates seasonally with seasonal travel demands and may also fluctuate based on changes in advance ticket sales patterns.  As of June 30, 2008, we had advanced ticket sales of approximately $406 million related to credit card sales. As of June 30 and August 4, 2008, $23.9 million and $86.7 million, respectively, was held back by our two largest credit card processors.

In July 2008, we amended our agreement with our largest credit card processor (based on volume processed for us) to extend the expiration date of such agreement to December 31, 2009. The amended agreement provides that such processor may holdback amounts that would otherwise be remitted to us in the event that, among other things, our aggregate cash and unrestricted investments fall below agreed upon levels, or such processor reasonably determines that there has been a material adverse occurrence or certain other events occur. The amount that such processor is entitled to holdback is determined by a combination of such processor’s exposure to potential credit card chargebacks and our aggregate unrestricted cash and investments balance.

We have the right to reduce the amounts which are otherwise withheld by our largest credit card processor to the extent that we provide the processor with a letter or letters of credit.  In July 2008, we obtained a commitment for a facility which will provide for a financial institution to issue letters of credit of up to $150 million for the benefit or such processor, which will result in a reduction in the amounts that would otherwise be withheld by the processor. Our reimbursement obligations under the facility will be secured by the pledge of -- directly or indirectly -- our accounts receivable; ground equipment; aircraft parts; certain inventory; our residual interest in owned B717 aircraft; certain real property assets, and certain other assets, including various contract rights, and will be guaranteed by AirTran Holdings and each subsidiary of Airways. Our reimbursement obligations and the related holding company level guarantee will rank senior in right of payment to the subordinated indebtedness of the applicable company and rank equally with senior indebtedness of the applicable company. Letters of credit issued pursuant to the facility will secure our obligations to the processor arising during the period to be covered by the facility, which will end December 31, 2009; unless the period is earlier terminated. The letters of credit will expire no later than eighteen months after the end of the period. The maximum amount of the letters of credit to be issued will be based on the value of the collateral securing our reimbursement obligations.

Upon the issuance of one or more letters of credit for the benefit of the processor, we expect all cash currently being held back by the processor to be returned to us. Nevertheless, the processor may in the future be entitled to withhold amounts in excess of the outstanding amount of the letter or letters of credit if by the terms of our card processing agreement with the processor the processor is entitled to increase the amount of its holdback or if the period covered by the facility ends and is not replaced by a similar facility.

Our credit card processing agreement with our second largest processor (based on volume processed for us) currently has no fixed term and is terminable without cause with 30 days notice. During July 2008, we agreed that such processor could commence a holdback of a portion of the amounts that would otherwise be remitted to us while we negotiate the conditions and amounts of potential holdbacks. We believe that we may be able to satisfy any holdback requirements by providing the processor with cash deposits, a letter of credit, collateral, or other forms of security, in lieu of a cash holdback. The ultimate results of these negotiations and the impact on our liquidity is uncertain. If we cannot reach an agreement the processor currently may withhold up to approximately $50 million in addition to the amount that had been withheld as of August 4, 2008.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not probable or reasonably estimable. Historically, we have not incurred significant costs related to such indemnifications. These indemnities consist of the following:

•
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

•
Our aircraft lease transaction documents contain customary indemnities concerning withholding taxes in which we are responsible, in some circumstances should withholding taxes be imposed, for paying such amounts of additional rent, as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

•
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

•
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

•
Under certain contracts with third parties, we indemnify the third party against legal liability arising out of an action by a third party. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, we have liability insurance protecting us from obligations undertaken under these indemnities.

Taxes

We remit a variety of taxes and fees to various governmental authorities including: income taxes; transportation fees and taxes collected from our customers; property taxes; sales and use taxes; payroll taxes; and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes which are not based on income are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Uncertain income tax positions taken on income tax returns are accounted for in accordance with FASB Interpretation 48, Accounting for Uncertainty in Income Taxes. Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as the availability of new information; the lapsing of applicable statutes of limitations; the conclusion of tax audits; the measurement of additional estimated liability based on current calculations; the identification of new tax contingencies; or the rendering of relevant court decisions.

Note 5—Long-term Debt

The components of long-term debt were (in thousands):

	June 30, 2008	December 31, 2007
Floating rate aircraft notes payable through 2020, 4.27 percent weighted-average interest rate as of June 30, 2008	$844,853	$688,427
Fixed rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate	64,919	68,724
7.0 percent convertible notes due 2023	125,000	125,000
5.5 percent convertible senior notes due 2015	74,750	—
Aircraft notes payable through 2017, 10.42 percent weighted-average interest rate	84,110	86,270
Floating rate aircraft pre-delivery deposit financings payable through 2010, 4.45 percent weighted-average interest rate as of June 30, 2008	34,857	76,517
Total long-term debt	1,228,489	1,044,938
Less current maturities	79,920	98,635
Long-term debt maturities	$1,148,569	$946,303

Aircraft Purchase Financing Facilities

Through June 30, 2008, we have entered into seven separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft acquired from or on order with the aircraft manufacturer.

Six of the facilities are floating rate facilities. As of June 30, 2008, 31 B737 aircraft had been financed pursuant to equipment notes issued under these facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The equipment notes bear interest at a floating rate per annum above the three or six-month U.S. Dollar London Interbank Offering Rate (LIBOR) in effect at the commencement of each semi-annual or three month period, as applicable. Payments of principal and interest under the notes are payable semi-annually or every three months, as applicable. Commencing after the third anniversary date of each note, AirTran has the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 through 2020. As of June 30, 2008, $30.5 million of additional debt financing was available to finance one future B737 aircraft delivery.

One of the facilities is a fixed rate facility. As of June 30, 2008, three B737 aircraft had been financed under the facility. Each note is secured by a first mortgage on the aircraft to which it relates. The equipment notes bear interest at an average fixed rate of 7.02 percent. Payments of principal and interest under the notes are payable semi-annually. Commencing after the third anniversary date of each note, AirTran has the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 through 2018.

7.0% Convertible Notes:

In May 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds were used to improve our overall liquidity by providing working capital and for general corporate purposes. Such notes bear interest at 7.0 percent payable semi-annually on January 1 and July 1. The 7.0% notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The 7.0% notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways).

The 7.0% notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of such notes that equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. We may redeem the 7.0% notes, in whole or in part, for cash, beginning on July 5, 2010 at a redemption price equal to the principal amount of such notes plus any accrued and unpaid interest.

The holders of the 7.0% notes may require us to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent of principal amount of such notes plus any accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock or in any combination of the two. If we elect to pay the repurchase price, in whole or in part, in shares of our common stock, the number of shares to be delivered in exchange for the portion of the repurchase price to be paid in our common stock will be equal to that portion of the repurchase price divided by 97.5 percent of the closing sale price of our common stock for the five trading days ending on the third business day prior to the applicable repurchase date (appropriately adjusted to take into account the occurrence of certain events that would result in an adjustment of the conversion rate with respect to our common stock).

5.5% Convertible Senior Notes:

On April 30, 2008, we completed a public offering of $74.8 million in convertible senior notes due in 2015. The proceeds were used to improve our overall liquidity by providing working capital and for general corporate purposes. Such notes bear interest at 5.5 percent payable semi-annually, in arrears, on April 15 and October 15. The 5.5% notes are senior unsecured obligations of Holdings and rank equally with all existing and future senior unsecured obligations of Holdings. The 5.5% notes are effectively subordinated to all liabilities of our subsidiaries.

The 5.5% notes are convertible into shares of our common stock at a conversion rate of 260.4167 shares per $1,000 in principal amount of such notes that equals an initial conversion price of approximately $3.84 per share. This conversion rate is subject to adjustment in certain circumstances. Holders may convert their 5.5% notes into shares of our common stock at their option on any day until, and including, the business day immediately preceding the maturity date of such notes. The 5.5% notes are not redeemable at our option prior to maturity. The holders of the 5.5% notes may require us to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of principal amounts plus any accrued and unpaid interest.

We placed approximately $12.3 million of the proceeds of the offering in an escrow account with the trustee. Funds in the escrow account are invested in government securities and will be used to make the first six scheduled semi-annual interest payments on the 5.5% notes, and these payments are secured by a pledge of the assets in escrow. Holders who convert their notes prior to April 15, 2011 will receive, in addition to a number of shares of our common stock calculated based on the conversion rate, the cash proceeds from the sale by the escrow agent of that portion of government securities in the escrow account that relate to the applicable holder’s 5.5% notes being converted.

Floating Rate Aircraft Pre-delivery Deposit Financing

As of June 30, 2008, we have two separate facilities (each a “PDP facility”) outstanding for purposes of financing our obligations to make pre-delivery payments with respect to B737 aircraft on order with the aircraft manufacturer.

The PDP facilities entitle us to draw amounts to fund a portion of our obligations to make pre-delivery payments for each aircraft. Drawings under a PDP facility bear interest at a floating interest rate above the one-month U.S. dollar LIBOR. Each loan is secured by certain rights under our B737 aircraft purchase agreement with the aircraft manufacturer. The amount outstanding under each PDP loan is paid off at the time the respective aircraft is delivered. As of June 30, 2008, $7.2 million was available to borrow, and $34.9 million had been borrowed to fund a portion of our pre-delivery payment obligations for nine B737 aircraft on order.

Letters of Credit

As of June 30, 2008, $17.0 million of restricted cash on the accompanying consolidated balance sheet serves to collateralize outstanding letters of credit, primarily for airport facilities and insurance. In July 2008, Airways obtained a commitment pursuant to which a financial institution will provide a standby letter of credit facility to us pursuant to which one or more letters of credit of up to $150 million will be issued in favor of our largest credit card processor.

Note 6—Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments, long-term investments, in-the-money derivative financial instruments, and accounts receivable. We maintain cash and cash equivalents and short-term investments with various high credit-quality financial institutions or in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. As of June 30, 2008, we had short-term and long-term investments, all of which are available for sale securities, of $32.7 million and $8.2 million, respectively, in an enhanced cash investment fund. In December 2007, we were advised that the enhanced cash investment fund would be closed to new investments and immediate redemptions. In the first six months of 2008, we recorded a $0.9 million charge to interest income for realized and unrealized losses on the fund. During the three and six months ended June 30, 2008, we received distributions aggregating $11.0 million and $40.4 million, respectively from the enhanced cash investment fund and we converted all of our other investments, which were in auction rate securities, to cash.

We enter into various derivative financial instruments with financial institutions to seek to reduce the impact of fluctuations in jet fuel prices on future fuel expense. Our primary objective of entering into derivative instruments is to seek to reduce the impact on our operating results of the volatility of jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. We enter into both fuel related swap and option derivative financial arrangements.

As of June 30, 2008, we have entered into fuel related swaps and option agreements, which pertain to 120.8 million gallons of our remaining 2008 fuel purchases, 85.6 million gallons of our 2009 fuel purchases, and 9.1 million gallons of our 2010 fuel purchases. Such agreements pertain to 66.3 percent of our projected July to December 2008 jet fuel requirements, 21.9 percent of our projected 2009 jet fuel requirements, and 2.2 percent of our projected 2010 jet fuel requirements. Subsequent to June 30, 2008, we entered into additional fuel related derivatives, which increased the gallons under contract to 72.6 percent and 24.7 percent of our total projected remaining 2008 and total 2009 projected fuel consumption, respectively. Under the jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. These derivative financial arrangements are accounted for as cash flow hedges under SFAS 133 when the required accounting documentation is in place and when the derivative arrangement has been analytically demonstrated to be effective. The ineffective portion of changes in unrealized (gain) loss of each derivative is recognized in other (income) expense, and the effective portion of the change in unrealized (gain) loss is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings during the period in which the hedged transaction affects earnings. Realized and unrealized gains and losses on derivatives that do not qualify for hedge accounting are recognized in other (income) expense. The sold calls that we have entered into do not qualify for hedge accounting.  During the three months ended June 30, 2008, we recognized non-operating gains related to derivatives that do not qualify for hedge accounting and ineffectiveness on hedged transactions of $43.6 million, consisting of $9.4 million of realized gains and $34.2 million of unrealized gains on derivative instruments where the derivative settles or the contract expires in future periods.  During the six months ended June 30, 2008, we recognized non-operating gains related to derivatives that do not qualify for hedge accounting and ineffectiveness on hedged transactions of $38.4 million, consisting of $9.4 million of realized gains and $29.0 million of unrealized gains on derivative instruments where the derivative settles or the contract expires in future periods.

We have interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 12 years, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire in 2018 and 2019, we pay fixed rates between 4.560 percent and 5.085 percent and receive the London InterBank Offered Rate (LIBOR) for U.S. dollar deposits every three months. The notional amount of outstanding debt related to the interest rate swaps as of June 30, 2008 was $183.9 million. The primary objective for our use of interest rate hedges is to reduce the impact on our operating results of the volatility of interest rates. These interest rate swap arrangements are accounted for as cash flow hedges under SFAS 133 when the required accounting documentation is in place and when the derivative arrangement has been analytically demonstrated to be effective. The ineffective portion of the change in unrealized (gain) loss of each derivative is recognized in other (income) expense, and the effective portion of the change in unrealized (gain) loss is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings during the period in which the hedged transaction affects earnings.

The following table summarizes the financial statement impact of derivative financial instruments (dollars and gallons in thousands) for the three months ended June 30, 2008:

Derivatives Designated as Cash Flow Hedges	Balance Sheet Classification	Notional Amount at June 30, 2008 (1) (2)	Fair Value Assets (Liabilities) at June 30, 2008 (3)	Income Statement Classification of Realized (Gains) and Losses	Amount of Unrealized (Gains) and Losses in the Income Statement For the Three Months Ended June 30,		Cumulative Pre-tax Amount of Unrealized (Gains) and Losses in OCI at June 30,		Pre-tax Amount of (Gains) and Losses Reclassified to Earnings from OCI For the Three Months Ended June 30,
					2008	2007	2008	2007	2008	2007
Interest rate swaps	Derivative liability	$183,871	$(5,328)	Interest expense	$(78)	$—	$1,849	$(2,111)	$90	$—
Jet fuel swaps and options	Derivative asset	24,768	$43,884	Fuel expense	$(477)	$156	$(35,345)	$(13,943)	$(7,436)	$(2,235)

Derivatives not Designated as Hedges
Jet fuel options	Derivative asset	—	$(30,904)	Net (gains) losses on derivative financial instruments	$21,471	$—	$—	$—
Crude swaps and options	Derivative asset	190,659	$66,695	Net (gains) losses on derivative financial instruments	$(64,476)	$—	$—	$—

(1)	If a sold call and a collar relate to the same notional quantity, the notional amount is included only once in the above table to avoid double counting the quantities.
(2)	Notional amount of fuel related derivatives is stated in gallons.
(3)
Fair value includes any premiums paid or received, unrealized gains and losses, and any amounts receivable or payable from or to counterparties. Liability and asset amounts are netted against each other for financial reporting purposes if the amounts are net settled with a counterparty.

The following table summarizes the financial statement impact of derivative financial instruments (dollars and gallons in thousands) for the six months ended June 30, 2008:

Derivatives Designated as Cash Flow Hedges	Balance Sheet Classification	Notional Amount at June 30, 2008 (1) (2)	Fair Value Assets (Liabilities) at June 30, 2008 (3)	Income Statement Classification of Realized (Gains) And Losses	Amount of Unrealized (Gains) and Losses in the Income Statement For the Six Months Ended June 30,		Cumulative Pre-tax Amount of Unrealized (Gains) and Losses in OCI at June 30,		Pre-tax Amount of (Gains) and Losses Reclassified to Earnings from OCI For the Six Months Ended June 30,
					2008	2007	2008	2007	2008	2007
Interest rate swaps	Derivative liability	$183,871	$(5,328)	Interest expense	$(46)	$—	$1,849	$(2,111)	$—	$—
Jet fuel swaps and options	Derivative asset	24,768	$43,884	Fuel expense	$1,004	$156	$(35,345)	$(13,943)	$(9,218)	$(2,195)

Derivatives not Designated as Hedges
Jet fuel options	Derivative asset	—	$(30,904)	Net (gains) losses on derivative financial instruments	$26,567	$—	—
Crude swaps and options	Derivative asset	190,659	$66,695	Net (gains) losses on derivative financial instruments	$(65,895)	$—	—

(1)	If a sold call and a collar relate to the same notional quantity, the notional amount is included only once in the above table to avoid double counting the quantities.
(2)	Notional amount of fuel related derivatives is stated in gallons.
(3)
Fair value includes any premiums paid or received, unrealized gains and losses, and any amounts receivable or payable from or to counterparties. Liability and asset amounts are netted against each other for financial reporting purposes if the amounts are net settled with a counterparty.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We are required to provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. As of June 30, 2008, we were required to provide a counterparty with collateral, which is classified as restricted cash, aggregating $1.0 million.

Note 7—Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of Accumulated other comprehensive income (loss), are as follows (in thousands):

	Unrealized gain (loss) on derivative instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2008	$1,117	$233	$1,350
Changes in fair value, net of income taxes	25,553	—	25,553
Reclassification to earnings, net of income taxes	(5,735)	56	(5,679)
Balance at June 30, 2008	$20,935	$289	$21,224

Total comprehensive income (loss) was $5.3 million and $(28.5) million for the three and six months ended June 30, 2008, respectively, and $44.0 million and $55.4 million for the three and six months ended June 30, 2007, respectively.

Note 8—Fair Value Measurements

As described in Note 1, we adopted the required provisions of SFAS 157 as of January 1, 2008. SFAS 157 is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1- observable inputs such as quoted prices in active markets;

Level 2- inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3- unobservable inputs in which there are little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques noted in SFAS 157. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities measured at fair value on a recurring basis during the period were as follows:

(in thousands)	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Short-term investments	$32,705	$—	$32,705	$—	Market
Long-term investments	8,230	—	8,230	—	Market
Interest rate derivatives	(5,328)	—	(5,328)	—	Market
Fuel derivatives	79,675	—	—	79,675	Market

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2008 through June 30, 2008 is as follows:

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel related derivative asset:
Balance at January 1, 2008	$13,035
Total gains or (losses) (realized and unrealized):
Included in earnings	49,835
Included in other comprehensive income	31,656
Purchases, issuances, and settlements	(14,851)
Balance at June 30, 2008	$79,675
The amount of total (gains) or losses for the six months ended June 30, 2008, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$(40,564)

Note 9—Income Tax Expense

Our effective rate was 16.6 percent and 31.9 percent for the three and six months ended June 30, 2008 compared to 37.5 percent and 37.7 percent for the three and six months ended June 30, 2007. Our effective tax rate can differ from the 37.5 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.5 percent state statutory rate) due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. In addition, during the three months ended June 30, 2008, we recorded an $8.4 million charge to write-off all of the carrying value of our goodwill. Because this write-off is not deductible for income tax purposes, we did not record a tax benefit and consequently our effective tax rate was reduced.

We have recognized the tax benefit associated with pre-tax losses in the Condensed Consolidated Statements of Operations because we expect to realize our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. As of June 30, 2008, our deferred tax liabilities exceeded our deferred tax assets (including the deferred tax asset associated with previously recognized loss carry-forwards) by approximately $11 million. We will continue to recognize the financial accounting tax benefit of any future losses only to the extent that deferred tax liabilities exceed deferred tax assets. To the extent our deferred tax assets exceed our deferred tax liabilities, we will likely be unable to recognize the full financial accounting tax benefit of future pre-tax accounting losses. Our effective tax rates for the third and fourth quarters of 2008 may be substantially different from our effective tax rate for the six months ended June 30, 2008.

Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

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

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, we or us) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways). Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service primarily in short-haul markets principally in the eastern United States, with a majority of our flights originating or terminating at our hub in Atlanta, Georgia. As of June 30, 2008, we operated 87 Boeing 717-200 (B717) and 55 Boeing 737-700 (B737) aircraft offering approximately 700 scheduled flights per day to 57 locations, consisting of 56 locations in the United States and San Juan, Puerto Rico. We offer very competitive fares by concentrating on keeping our unit costs low. The enthusiasm and skill of the AirTran employees has been key to our success.

After a successful 2007, during which we earned net income of $53 million, we planned to grow our 2008 capacity (as measured by available seat miles) from between ten and twelve percent. Our original 2008 strategy was based on a strong U.S. economy and jet fuel prices consistent with 2007 levels. However, during 2008 the economic environment has deteriorated, jet fuel prices have increased dramatically and the credit markets have tightened. During the first and second quarters we undertook a variety of actions to respond to the challenges of the high cost fuel environment including: reducing planned capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; deferring other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of  derivative financial arrangements to hedge the cost of fuel; proactively managing our costs; and obtaining additional capital via the placement of convertible debt and common equity securities. However, we have not been able to increase unit revenues sufficiently to offset the impact of the dramatic increase in fuel prices. Our ability to increase unit revenues was hindered in part by rapid growth during the first six months. As we reduce capacity commencing in September 2008, our ability to increase unit revenues should improve; however, it is not certain whether near term increases in unit revenues will be sufficient to fully mitigate the impacts of record high jet fuel prices. Unless jet fuel prices decrease substantially, we will likely incur significant additional losses during the remainder of 2008 which will likely require us to utilize a portion of our unrestricted cash to fund our operations and negatively impact our liquidity.

Second Quarter Results.  The second quarter of 2008 was a challenging quarter for us because the price of jet fuel, which is our largest expense, reached record-high levels and remained at historically high levels throughout the quarter. The record high fuel prices coupled with weak economic conditions caused us to incur a loss for the second quarter of 2008. During the three months ended June 30, 2008, we reported an operating loss of $45.5 million, net loss of $13.5 million, and diluted loss per common share of $(0.12). Included in our results for the three months ended June 30, 2008 are gains on the sale of two aircraft of $7.3 million, an impairment charge to write-off goodwill of $8.4 million and non-operating gains on derivative financial instruments of $43.6 million. During the three months ended June 30, 2007, we reported operating income of $77.9 million, net income of $42.1 million, and diluted earnings per common share of $0.42.  Included in our results for the three months ended June 30, 2007 are gains on the sale of two aircraft of $6.2 million. The second quarter 2008 operating loss was attributable to increased jet fuel costs per gallon. While total revenue per available seat mile (total RASM) increased 0.7 percent, the unit revenue increase was not sufficient to offset the impact of the 62.4 percent increase in fuel costs per available seat mile (ASM) compared to the prior period a year ago.

Fuel.  Jet fuel market prices have increased dramatically. For example, the average market price (before taxes and fees) of Gulf Coast jet fuel increased to $3.24 per gallon for the six months ended June 30, 2008 compared to an average 2007 price per gallon of $2.13. Despite increasing fuel surcharges and fares and adding or increasing fees, we have been unable to increase our revenue sufficiently to keep pace with escalating fuel costs. As a result, current expected levels of jet fuel prices are significantly affecting our results of operations, financial condition and liquidity. We believe that our young, fuel-efficient fleet provides us with a competitive advantage relative to our peers. For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the last six months of 2008 and for 2009, before the impact of our derivative financial instruments, would increase $4.5 million and $8.9 million, respectively, based on current and projected operations. We continue to hedge our fuel exposure with a portfolio of swaps and various types of options using both crude oil and jet fuel as the underlying commodity and have experienced some success in mitigating what would have been the impact of unhedged prices on our operations. We have hedged approximately 73 percent of our expected fuel requirements for the remainder of 2008 and approximately 25 percent of our expected 2009 fuel requirements, which will provide partial protection against further price increases. However, our portfolio contains a variety of compound financial instruments including sold calls, which tend to limit the cash benefit of our hedges if jet fuel and crude oil prices increase beyond the call strike prices.

Economic Conditions.  Many economists have reported that the U.S. economy is slowing and may be nearing, or in a recession. The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies. We believe that weak economic conditions in the United States adversely impacted our revenues for the first six months of 2008 and likely will adversely impact revenues for the remainder of 2008. An economic recession could have a significant adverse effect on our results of operations and financial condition. Air travel tends to be seasonal and price sensitive. Demand tends to be highest in the second quarter due to higher family air travel combined with normal business demand. Accordingly, the second quarter tends to be our strongest revenue quarter. In light of economic conditions and rapidly changing network operations in our industry, we cannot predicate whether the demand in the remaining two quarters will be consistent with recent historical norms.

Capacity and Traffic.  During the six months ended June 30, 2008, we continued to moderate our growth by selling two of the eight B737 aircraft acquired during the period bringing our total fleet to 143 aircraft at period end. Since June 30, 2007, we have taken delivery of ten B737 aircraft and sold two aircraft. As a result, our capacity in the quarter, as measured by ASM’s, increased by 12.3 percent compared to the second quarter of 2007. Revenue passenger seat miles (RPM’s) increased by 13.3 percent, resulting in a load factor of 79.4 percent, an increase of 0.6 percentage points from the prior year second quarter. We set new second quarter records for passengers, traffic, and capacity, launched 19 new non-stop routes, and initiated new service to San Juan, Puerto Rico, Burlington, Vermont and San Antonio, Texas while ceasing service to one existing market. As discussed elsewhere, we intend to reduce overall capacity and continue to rationalize our flight operations in light of the current operating environment.

Liquidity.  In response to the increased fuel prices, we took a number of steps generally to strengthen our cash balance and liquidity both during and subsequent to the second quarter of 2008. In the second quarter, we raised $101.8 million through the issuance of new debt, including a public offering of $74.8 million in convertible senior notes due in 2015, $75.6 million through the issuance of common stock, primarily through a public offering of 24.7 million shares of our common stock at a price of $3.20 per share, and $7.8 million net cash benefit from sales of aircraft. We have also entered into agreements to defer deliveries of 22 new B737 aircraft, which resulted in the net return of $4.4 million of aircraft predelivery deposits and we have agreed to sell three existing B737 aircraft during the third quarter of 2008 and two new B737 aircraft scheduled for delivery in December 2008. The sale of the two new aircraft will result in a cash gain and we will avoid the requirement to incur additional indebtedness and invest cash resources in such aircraft.

In July 2008, we amended our agreement with our largest credit card processor (based on volume processed for us) to extend the expiration date of such agreement to December 31, 2009. The amended agreement provides that such processor may holdback amounts that would otherwise be remitted to us in the event that, among other things, our aggregate cash and unrestricted investments fall below agreed upon levels, or such processor reasonably determines that there has been a material adverse occurrence or certain other events occur. The amount that such processor is entitled to holdback is determined by a combination of such processor’s exposure to potential credit card chargebacks and our aggregate unrestricted cash and investments balance.

We have the right to reduce the amounts which are otherwise withheld by our largest credit card processor to the extent that we provide the processor with a letter or letters of credit. In July 2008, we obtained a commitment for a facility which will provide for a financial institution to issue letters of credit of up to $150 million for the benefit or such processor, which will result in a reduction in the amounts that would otherwise be withheld by the processor. Our reimbursement obligations under the facility will be secured by the pledge of -- directly or indirectly -- our accounts receivable; ground equipment; aircraft parts; certain inventory; our residual interest in owned B717 aircraft; certain real property assets, and certain other assets, including various contract rights, and will be guaranteed by AirTran Holdings and each subsidiary of Airways. Our reimbursement obligations and the related holding company level guarantee will rank senior in right of payment to the subordinated indebtedness of the applicable company and rank equally with  senior indebtedness of the applicable company. Letters of credit issued pursuant to the facility will secure our obligations to the processor arising during the period to be covered by the facility, which will end December 31, 2009; unless the period is earlier terminated The letters of credit will expire no later than eighteen months after the end of the period. The maximum amount of the letters of credit to be issued will be based on the value of the collateral securing our reimbursement obligations.

Upon the issuance of one or more letters of credit for the benefit of the processor, we expect all cash currently being held back by the processor to be returned to us. Nevertheless, the processor may in the future be entitled to withhold amounts in excess of the outstanding amount of the letter or letters of credit if by the terms of our card processing agreement with the processor the processor is entitled to increase the amount of its holdback or if the period covered by the facility ends and is not replaced by a similar facility.

Our credit card processing agreement with our second largest processor (based on volume processed for us) currently has no fixed term and is terminable without cause with 30 days notice. During July 2008, we agreed that such processor could commence a holdback of a portion of the amounts that would otherwise be remitted to us while we negotiate the conditions and amounts of potential holdbacks. We believe that we may be able to satisfy any holdback requirements by providing the processor with cash deposits, a letter of credit, collateral, or other forms of security, in lieu of a cash holdback. The ultimate results of these negotiations and the impact on our liquidity is uncertain.

Absent the occurrence of adverse events, many of which are outside of our direct control, such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2008 cash flows will be sufficient to fund our current operations and other financial obligations through  December 2008. Although we believe our financial projections are reasonable, one or more events or a combination of one or more events, many of which are outside of our direct control, may cause our actual results, available liquidity, and cash flows to be materially different from our projections.  Such events could include the inability to meet our revenue expectations either in the current unfavorable or a worsening economic environment or the holdback of additional amounts by our credit card processors. Our ability to fund our operations, increase unit revenues and meet our other financial commitments in 2009 will in large part be dependent on fuel prices, the competitive environment and macro economic conditions at the time.

Revised Business Strategy. Like every other carrier in the industry, we must make adjustments in order to respond to the challenges of a high-cost fuel environment, especially when coupled with a period of slower economic growth in the U.S. economy. Our strategy for responding to our challenges has five principal elements:

Reduce Growth Rates and Focus on Strengthening Established Markets. We have successfully grown our business at double-digit rates annually over the past five years and continue to believe that there are abundant opportunities for a high quality, low cost airline. Providing exceptional customer service remains a top priority, however, given the current environment, we have modified our business strategy to adapt to high fuel costs while still maintaining our flexibility to adapt quickly to changes in the industry.

•
We have recast our plans in order to defer previously planned growth and intend to effect strategic reductions in fleet size, capacity and operations as necessary to respond to the challenges of the current fuel and economic environment. In this regard, we have completed a comprehensive review of our future fleet and capacity plans and we are taking a number of steps to better match our capacity to the current environment. We intend to reduce our capacity (as measured by ASMs) commencing in the last four months of 2008 from a planned ten percent increase to a reduction of between six and eight percent compared to the comparable period in 2007. We also intend to reduce planned capacity growth in 2009 from just under 10 percent to a reduction of between four and eight percent compared to projected 2008 capacity.

•
We have revised our fleet plan and based on scheduled and or planned fleet actions, we expect to end 2008 with no more than 139 aircraft. We are managing our capacity, as measured by available seat miles and number of aircraft, by taking one or more of the following actions:

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

•
Although we will continue our rigorous review of our flight schedule, we may consider any strategic opportunities that present themselves, whether such opportunities arise as a result of actions by other carriers seeking to respond to the same challenges we face or from possible industry consolidation or the cessation of business operations by other carriers in this high fuel cost/weak economic environment.  We cannot assure you that we will have the ability to capitalize on strategic opportunities for expansion, either fully or at all, in light of the existing environment.

Defer Capital Expenditures and Continue to Aggressively Cut Costs. We have reduced our average non-fuel costs per available seat mile for each of the past six years, primarily through productivity improvements. In addition to continuing to seek ways to cut costs as part of our business, we have reduced non-aircraft capital expenditures planned for 2008 to between $12 and $18 million by deferring a variety of discretionary capital expenditures. We also will manage our employment levels to match our planned capacity. In July 2008, we announced projected workforce reductions through a combination of voluntary leaves and eliminating approximately 480 pilot and flight attendant positions commencing in September 2008. Additionally, we are seeking wage rate reductions of five to fifteen percent from our employee workgroups. As we adjust our capacity, we may implement further pilot and flight attendant reductions as well as other reductions in corporate staff, airport, reservations, and aircraft maintenance employment levels.

Strengthen Our Balance Sheet and Liquidity. We are committed to obtaining additional cash resources by one or more of the following means:

•
First, because we negotiated what we believe to be very favorable aircraft purchase prices in 2003 and because we believe demand for new fuel-efficient aircraft should continue—particularly outside of the U.S. where potential purchasers may also have favorable currency exchange rates —we  believe we have the ability to monetize and intend to monetize selected aircraft assets. In addition to generating cash proceeds, each sale of new aircraft scheduled for future delivery frees up existing cash which would normally be paid as part of the purchase price and avoids the need for associated financing for the aircraft. We likewise are marketing the sale or lease of existing aircraft which we believe, in the case of a sale, would result in a gain to us or, in the case of a sublease, rental income to us in excess of our lease payments.

•
Second, we continue to explore a variety of financing mechanisms by which we may opportunistically further monetize a portion of the value of our existing aircraft fleet should we deem it in our best interest to do so. Such actions could include credit facilities secured by junior liens, sale and lease back transactions or other financing mechanisms. Despite our recent letter of credit financing, given continued turmoil in the global capital markets and current conditions in our industry, we cannot assure that we will be able to further monetize available assets on terms which are acceptable to us or at all.

•
Third, during the second quarter, we accessed the capital markets through an offering of 24.7 million shares of our common stock and through a concurrent offering of $74.8 million of our convertible senior notes. The net proceeds of such offerings provided us with additional liquidity needed in light of historic all-time high fuel costs. The net proceeds from these two offerings aggregated $147 million.

•
Fourth, as noted above, in July 2008 we obtained a commitment for a letter of credit facility pursuant to which a financial institution will provide one or more letters of credit in an amount up to a maximum of $150 million in favor of our largest card processor. We expect the provision of such letter or letters of credit will result in a reduction in the cash remittances which such credit card processor would otherwise be entitled to withhold from us. Our repayment obligations with respect to such letter of credit facility will be collateralized by certain of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” for additional discussion of this letter of credit commitment.

Mitigate Our Fuel Exposure. We have continued to seek to mitigate our fuel cost exposure by entering into a variety of hedging arrangements that provide partial protection against price increases. We have hedged approximately 73 percent of our anticipated fuel needs for the remainder of 2008 and approximately 25 percent of our anticipated fuel needs for 2009, which will provide partial protection against price increases.

Increase Revenues. Although we have implemented a number of price increases since September 2007, such increases have not been sufficient to offset rising fuel expenses. Accordingly, we are actively working to increase surcharge and ancillary revenues and to offer customers the option to purchase additional services. We have implemented fuel surcharges and periodically evaluate our surcharge prices in light of fuel costs. Likewise, we have introduced fees in connection with new or existing services such as advance and priority seat selection, call center utilization, transportation of multiple pieces of checked baggage and the ability to purchase, extend or transfer A+ Miles Rewards. At the same time, we continue our emphasis on superior and friendly service to maintain repeat customers and attract new customers.

Historically, under our strategic plan, we used cash to buy aircraft, open new stations and rapidly expand operations, taking advantage of opportunities to acquire aircraft at favorable prices and grow our business while others were in bankruptcy and reducing their fleets and networks. This strategy allowed us to increase passengers and revenue for over ten straight years and generate profits for six straight years. Flexibility has been one of our historical strengths and it remains important to us now. By adjusting our existing strategy and implementing revised tactics, we believe we should be able to position ourselves to both address the current environment and be ready to resume our historical growth strategy as and when the business environment best allows.

Outlook.  Based on our current projections, we expect capacity, as measured by available seat miles to increase, by approximately nine percent year over year for July and August of 2008, and to decrease by approximately six to eight percent year over year beginning in September of 2008, with similar decreases to continue through the remainder of 2008 when measured against the analogous previous periods in 2007. We expect our capacity in 2009 when compared to 2008 will also decrease by between four and eight percent. Non-fuel unit operating cost per ASM is expected to be flat to down one percent for the third quarter of 2008 and compared to the analogous previous period. Advanced booked revenue for the remainder of the summer is up year over year and we expect unit revenue to be up two to three percent for July and August of 2008.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2008 and 2007

The table below sets forth selected financial and operating data for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Percentage Increase
	2008	2007	(Decrease)
Revenue passengers	6,533,427	6,323,023	3.3
Revenue passenger miles (RPM) (000s)(1)	5,128,676	4,527,372	13.3
Available seat miles (ASM) (000s) (2)	6,457,117	5,747,975	12.3
Passenger load factor(3)	79.4 percent	78.8 percent	0.6	pts
Break-even load factor(4)	81.4 percent	69.7 percent	11.7	pts
Average fare (excluding transportation taxes)(5)	$100.81	$92.66	8.8
Average yield per RPM(6)	12.84	12.94	(0.8)
Passenger revenue per ASM (passenger RASM)(7)	10.20	10.19	0.1
Total revenue per ASM (total RASM)(8)	10.74	10.67	0.7
Operating cost per ASM (CASM)(9)	11.44	9.32	22.7
Gallons of fuel consumed (000’s)	98,261	91,433	7.5
Average stage length (miles)(10)	742	689	7.7
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$3.75	$2.20	70.5
Average daily utilization (hours:minutes)(11)	11:36	11:12	3.6
Number of operating aircraft in fleet at end of period	142	135	5.2

	Six Months Ended June 30,		Percentage Increase
	2008	2007	(Decrease)
Revenue passengers	12,251,746	11,403,131	7.4
Revenue passenger miles (RPM) (000s)(1)	9,476,075	8,175,491	15.9
Available seat miles (ASM) (000s) (2)	12,228,154	10,955,107	11.6
Passenger load factor(3)	77.5 percent	74.6 percent	2.9	pts
Break-even load factor(4)	82.0 percent	69.6 percent	12.4	pts
Average fare (excluding transportation taxes)(5)	$99.99	$93.35	7.1
Average yield per RPM(6)	12.93	13.02	(0.7)
Passenger revenue per ASM (passenger RASM)(7)	10.02	9.72	3.1
Total revenue per ASM (total RASM)(8)	10.55	10.20	3.4
Operating cost per ASM (CASM)(9)	11.21	9.37	19.6
Gallons of fuel consumed (000’s)	187,866	174,114	7.9
Average stage length (miles)(10)	734	685	7.2
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$3.39	$2.11	60.7
Average daily utilization (hours:minutes)(11)	11:18	11:06	1.8
Number of operating aircraft in fleet at end of period	142	135	5.2

(1)	The number of revenue miles flown by revenue passengers
(2)	The number of seats available for passengers multiplied by the number of schedule miles each seat is flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis
(5)	Passenger revenue divided by total passengers
(6)	Passenger revenue divided by RPMs
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
(10)	Total aircraft miles flown divided by departures
(11)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended June 30, 2008 and 2007

Summary

We recorded an operating loss of $45.5 million, net loss of $13.5 million, and loss per diluted common share of $(0.12) for the second quarter of 2008. Included in our results for the three months ended June 30, 2008 are gains on the sale of aircraft of $7.3 million, an impairment charge to write-off goodwill of $8.4 million and non-operating gains on derivative financial instruments of $43.6 million.  For the comparative period in 2007, we recorded operating income of $77.9 million, net income of $42.1 million, and income per diluted common share of $0.42.  Included in our results for the three months ended June 30, 2007 are gains on the sale of aircraft of $6.2 million.

Operating Revenues

Our operating revenues for the three months ended June 30, 2008 increased $79.9 million (13.0 percent), primarily due to a 12.4 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 13.3 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), resulting in a record second quarter load factor of 79.4 percent, a 0.6 point increase over 2007. Average yield per RPM was 12.84 cents, 0.8 percent lower than the analogous period in 2007 due to an increase in average stage length of 7.7 percent, from 689 miles to 742 miles. The decrease in yield when combined with the increased load produced passenger revenue per ASM (passenger RASM) of 10.20 cents, a 0.1 percent increase versus the second quarter 2007.  Total unit revenue for the quarter increased 0.7 percent versus the prior year period to 10.74 cents.  While positive, our unit revenue performance has lagged expectations and had been negatively impacted by lower business demand for travel booked near to the departure date and weakness in some of our long haul routes.

During the three months ended June 30, 2008, we continued to moderate our growth by taking delivery of only five B737 aircraft and selling two aircraft, bringing our total fleet to 143 aircraft at period end. We placed two of these new aircraft into service during the three months ended June 30, 2008. Since June 30, 2007, we have placed seven B737 aircraft into service. As a result, our capacity, as measured by available seat miles (ASMs), increased 12.3 percent. Our traffic, as measured by RPMs, increased 13.3 percent, resulting in a 0.6 percentage point increase in passenger load factor to 79.4 percent.

Other revenues for the three months ended June 30, 2008 increased $7.1 million (25.7 percent). Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, excess baggage fees, and other miscellaneous revenues. The increase in other revenues is attributable primarily to increases in direct booking fees, unaccompanied minor fees, change and cancellation fees and additional and excess baggage fees. In addition, in late 2007 we ceased offering cargo services. Other revenues for the three months ended June 30, 2007 included $1.2 million of cargo revenue.

Operating Expenses

Our operating expenses for the three months ended June 30, 2008 increased $203.2 million (37.9 percent) and increased 22.7 percent on an operating cost per ASM (CASM) basis. Our financial results were significantly affected by changes in the price of fuel.

In general, our operating expenses are significantly affected by changes in the cost of aviation fuel and our capacity, as measured by ASMs. The following table presents our unit costs, or CASM, for the indicated periods:

	Three Months Ended June 30,				Percentage Increase
	2008		2007		(Decrease)
Aircraft fuel	5.70	¢	3.51	¢	62.4
Salaries, wages and benefits	1.91		1.93		(1.0)
Aircraft rent	0.94		1.06		(11.3)
Maintenance, materials and repairs	0.67		0.66		1.5
Distribution	0.43		0.42		2.4
Landing fees and other rents	0.52		0.53		(1.9)
Aircraft insurance and security services	0.09		0.10		(10.0)
Marketing and advertising	0.15		0.18		(16.7)
Depreciation	0.22		0.20		10.0
Gain on sale of aircraft	(0.11)		(0.11)		—
Impairment of goodwill	0.13		—		—
Other operating	0.79		0.84		(6.0)
Total CASM	11.44	¢	9.32	¢	22.7

Aircraft fuel increased 62.4 percent on a cost per ASM basis. Our fuel cost per gallon, including taxes and into-plane fees, increased 70.5 percent from $2.20 for the three months ended June 30, 2007, to $3.75 for the three months ended June 30, 2008. We realized a $7.4 million benefit from fuel related derivative financial instruments which reduced fuel expense during the three months ended June 30, 2008.

Aircraft rent decreased 11.3 percent on a cost per ASM basis. Since June 30, 2007, we have placed seven B737 aircraft into service, none of which were lease financed.

Marketing and advertising decreased 16.7 percent on a cost per ASM basis. During the three months ended June 30, 2007, we incurred incremental advertising and other marketing costs associated with commencing service to four new locations. During the three months ended June 30, 2008, we initiated service to two new locations.

Depreciation increased 10.0 percent on a cost per ASM basis, primarily due to placing seven owned B737 aircraft into service since June 30, 2007, and purchases of spare aircraft parts for our B737 aircraft fleet.

Gain on sale of aircraft for the three months ended June 30, 2008 was $7.3 million compared to $6.2 million for the three months ended June 30, 2007. During each period, we took delivery of and subsequently sold two B737 aircraft.

Impairment of goodwill for the three months ended June 30, 2008 was $8.4 million. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Because current adverse industry conditions and recent operating losses experienced by AirTran are indicators that our intangible assets may be impaired, we prepared an assessment in accordance with SFAS 142 and concluded that goodwill was impaired as of June 30, 2008, while trademarks and trade names were not. Consequently, we recorded a charge of $8.4 million to write-off all of the carrying value of goodwill as of June 30, 2008.

Non-operating (Income) Expense

Other (income) expense, net changed from an expense of $10.6 million for the three months ended June 30, 2007 to income of $29.3 million for the three months ended June 30, 2008. Interest income decreased $2.8 million due to lower returns on our invested cash. Interest expense, including amortization of debt issuance costs, increased by $0.2 million primarily due to the effect of aircraft debt financings entered into during 2007 and 2008 and the interest expense associated with the 5.5 percent convertible senior notes issued in May 2008 offset by the impact of pay downs on various pre-delivery deposit financing. Capitalized interest decreased by $0.8 million. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

We reported gains on derivative financial instruments of $43.6 million for the three months ended June 30, 2008, which consisted of $9.4 million of realized gains and $34.2 million of unrealized gains on derivative instruments where the derivative settles or contract expires in future periods.

Income Tax Expense

Our effective rate was 16.6 percent and 37.5 percent for the three months ended June 30, 2008 and 2007, respectively. Our effective tax rate can differ from the 37.5 percent composite statutory tax rate (35 percent federal statutory rate and 2.5 percent state statutory rate). See discussion of Income Tax Expense for the six months ended June 30, 2008 for additional information on our effective tax rates.

For the six months ended June 30, 2008 and 2007

Summary

We recorded an operating loss of $80.8 million, net loss of $48.4 million, and loss per diluted common share of $0.48 for the six months ended June 30, 2008. Included in our results for the six months ended June 30, 2008 are gains on the sale of aircraft of $7.3 million, an impairment charge to write-off goodwill of $8.4 million and non-operating gains on derivative financial instruments of $38.4 million.  For the comparative period in 2007, we recorded operating income of $90.8 million, net income of $44.2 million and diluted earnings per common share of $0.45.  Included in our results for the six months ended June 30, 2007 are gains on the sale of aircraft of $6.2 million.

Operating Revenues

Our operating revenues for the six months ended June 30, 2008 increased $172.2 million (15.4 percent), primarily due to a 15.1 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 15.9 percent increase in passenger traffic as measured by revenue passenger miles (RPMs). Average yield per RPM was 12.93 cents, 0.7 percent lower than the analogous period in 2007 due to an increase in average stage length of 7.2 percent, from 685 miles to 734 miles.  Load factor increased to 77.5 percent, 2.9 points higher than the prior year period, resulting in a 3.1 percent increase in passenger revenue per ASM versus the first six months of 2007.  Total unit revenue increased 3.4 percent as a result of stronger loads and increases in ancillary revenues.

During the six months ended June 30, 2008, we continued to moderate our growth by taking delivery of only eight B737 aircraft and selling two aircraft, bringing our total fleet to 143 aircraft at period end. Since June 30, 2007, we have taken delivery of ten B737 aircraft, placing seven into service. As a result, our capacity, as measured by available seat miles (ASMs), increased 11.6 percent. Our traffic, as measured by RPMs, increased 15.9 percent, resulting in a 2.9 percentage point increase in passenger load factor to 77.5 percent.

Other revenues for the six months ended June 30, 2008 increased $11.5 million (21.7 percent). Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, excess baggage fees, and other miscellaneous revenues. The increase in other revenues is attributable primarily to increases in direct booking fees, unaccompanied minors, change and cancellation fees, direct booking fees, and additional and excess baggage fees. In addition, in late 2007 we ceased offering cargo services. Other revenues for the six months ended June 30, 2007 included $2.1 million of cargo revenue.

Operating Expenses

Our operating expenses for the six months ended June 30, 2008 increased $343.7 million (33.5 percent) and increased 19.6 percent on an operating cost per ASM (CASM) basis. Our financial results were significantly affected by changes in the price of fuel.

In general, our operating expenses are significantly affected by changes in the cost of aviation fuel and our capacity, as measured by ASMs. The following table presents our unit costs, or CASM, for the indicated periods:

	Six Months Ended June 30,				Percentage Increase
	2008		2007		(Decrease)
Aircraft fuel	5.21	¢	3.36	¢	55.1
Salaries, wages and benefits	1.98		2.00		(1.0)
Aircraft rent	0.99		1.11		(10.8)
Maintenance, materials and repairs	0.69		0.65		6.2
Distribution	0.41		0.39		5.1
Landing fees and other rents	0.56		0.54		3.7
Aircraft insurance and security services	0.09		0.11		(18.2)
Marketing and advertising	0.17		0.19		(10.5)
Depreciation	0.23		0.20		15.0
Gain on sale of aircraft	(0.06)		(0.06)		—
Impairment of goodwill	0.07		—		—
Other operating	0.87		0.88		(1.1)
Total CASM	11.21	¢	9.37	¢	19.6

Aircraft fuel increased 55.1 percent on a cost per ASM basis. Our fuel cost per gallon, including taxes and into-plane fees, increased 60.7 percent from $2.11 for the six months ended June 30, 2007, to $3.39 for the six months ended June 30, 2008. We realized a $9.2 million benefit from fuel related derivative financial instruments which reduced fuel expense during the six months ended June 30, 2008.

Aircraft rent decreased 10.8 percent on a cost per ASM basis. Since June 30, 2007, we have taken delivery of ten B737 aircraft, none of which were lease financed.

Maintenance, materials and repairs increased 6.2 percent on a cost per ASM basis, due to the increase in maintenance costs per block hour. Maintenance costs per block hour were approximately $301 compared to $277 in 2007 representing an 8.7 percent increase. The increase was due primarily to increased contract rates and an increase in rotable repairs due to various aircraft being released from warranty.

Distribution increased 5.1 percent on a cost per ASM basis primarily due to higher credit card fees paid to various credit card companies.

Marketing and advertising decreased 10.5 percent on a cost per ASM basis. During the six months ended June 30, 2007, we incurred incremental advertising and other marketing costs associated with commencing service to seven new locations. During the six months ended June 30, 2008, we initiated service to three new locations.

Depreciation increased 15.0 percent on a cost per ASM basis, primarily due to placing seven owned B737 aircraft into service since June 30, 2007, and purchases of spare aircraft parts for our B737 aircraft fleet.

Gain on sale of aircraft for the three months ended June 30, 2008 was $7.3 million compared to $6.2 million for the three months ended June 30, 2007. During each period, we took delivery of and subsequently sold two B737 aircraft.

Impairment of goodwill for the three months ended June 30, 2008 was $8.4 million. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Because current adverse industry conditions and recent operating losses experienced by AirTran are indicators that our intangible assets may be impaired, we prepared an assessment in accordance with SFAS 142 and concluded that all of our goodwill was impaired as of June 30, 2008, while our trademarks and trade names were not. Consequently, we recorded a charge of $8.4 million to write-off the carrying value of all of our goodwill as of June 30, 2008.

Non-operating (Income) Expense

Other (income) expense, net changed from an expense of $19.8 million for the six months ended June 30, 2007 to income of $9.8 million for the six months ended June 30, 2008. Interest income decreased $6.0 million due to lower returns on our invested cash. Also, during the six months ended June 30 2008, we recorded a $0.9 million charge to interest income related to realized and unrealized losses on investments. Interest expense, including amortization of debt issuance costs, increased by $2.2 million primarily due to the effect of aircraft debt financings entered into during 2007 and 2008 and interest expense associated with the 5.5 percent convertible senior notes issued in May 2008. Capitalized interest decreased by $0.7 million. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

We reported gains on derivative financial instruments of $38.4 million for the six months ended June 30, 2008, which consisted of $9.4 million of realized gains and $29.0 million of unrealized gains on derivative instruments where the derivative settles or contract expires in future periods.

Income Tax Expense

Our effective rate was 31.9 percent and 37.7 percent for the six months ended June 30, 2008 and 2007, respectively. Our effective tax rate can differ from the 37.5 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.5 percent state statutory rate) due to certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. Also, during the three months ended June 30, 2008, we recorded an $8.4 million charge to write-off all of the carrying value of our goodwill. Because this write-off is not deductible for income tax purposes, we did not record a tax benefit and consequently our effective tax rate was reduced.

We have recognized the tax benefit associated with pre-tax losses in the Condensed Consolidated Statements of Operations because we expect to realize our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. As of June 30, 2008, our deferred tax liabilities exceeded our deferred tax assets (including the deferred tax asset associated with previously recognized loss carry-forwards) by approximately $11 million. We will continue to recognize the financial accounting tax benefit of any future losses only to the extent that deferred tax liabilities exceed deferred tax assets. Therefore, we may be unable to recognize the full financial accounting tax benefit of future pre-tax accounting losses. Our effective tax rates for the third and fourth quarters of 2008 may be substantially different from our effective tax rate for the six months ended June 30, 2008.

Regardless of the financial accounting for income taxes, our net operating loss carry-forwards are currently available for use on our income tax returns to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had unrestricted cash, cash equivalents, and short-term investments of $437.7 million, which is an increase of $119.7 million compared to December 31, 2007. As of June 30, 2008, we also had $66.6 million of restricted cash and $8.2 million of long-term investments. During the six months ended June 30, 2008, our primary sources of cash were from operating activities and the issuance of debt and equity securities.

Year 2008 Cash Requirements and Potential Sources of Liquidity

Due largely to a dramatic increase in jet fuel prices we incurred a net loss before income taxes of $71.0 million for the six months ended June 30, 2008. Unless jet fuel prices decrease substantially, we will likely incur additional losses during the remainder of 2008 which may require us to utilize a portion of our unrestricted cash to fund our operations. Continued high jet fuel prices will have an adverse effect on our results of operations, cash flow and financial condition.

During the remainder of 2008, we will also need cash for capital expenditures and debt maturities. It is anticipated that capital expenditures and debt and capital lease maturities, in each case, for the remainder of the year, will be funded by a mix of financings and the use of a portion of our unrestricted cash and investments. We anticipate that during the remainder of 2008: expenditures for acquisition of other property and equipment will aggregate $11.0 million; expenditures for rotable parts will aggregate approximately $7.0 million; and the maturities of existing debt and capital lease obligations will aggregate $42.8 million. Excluding the payments associated with the two B737 aircraft scheduled for delivery which are being sold and the payments associated with two existing B737 aircraft which are being sold in July 2008 and August 2008, payments of current maturities of existing debt and capital lease obligations will aggregate $32.4 million.

We believe we have various options available to meet our debt repayments, capital expenditures and operating commitments including internally generated funds and various financing or leasing options including the sale, lease or sublease of additional aircraft and incurrence of additional secured indebtedness.  However, except for our committed new letter of credit facility, we have no unused lines of credit available, our owned aircraft and our pre-delivery deposits are pledged as collateral for outstanding debt, and we have committed to pledge—directly or indirectly—a variety of our assets, to secure our reimbursement obligations under our new letter of credit facility as discussed below.

In response to the increased fuel prices, we took a number of steps to strengthen our cash balance and liquidity both during, and subsequent to, the second quarter of 2008. In the second quarter, we raised $101.8 million through the issuance of new debt, including a public offering of $74.8 million in convertible senior notes due in 2015, $75.6 million through the issuance of common stock, primarily through a public offering of 24.7 million shares of our common stock at a price of $3.20 per share, and $7.8 million net cash benefit from sales of aircraft. See “Liquidity and Capital Resources –Year to Date 2008 Cash Flows–Financing Activities”.

We also entered into agreements to defer deliveries of 22 new B737 aircraft, which resulted in the net return of $4.4 million of aircraft predelivery deposits and we have agreements to sell three existing B737 aircraft during the third quarter of 2008 and two new B737 aircraft scheduled for delivery in December 2008. The sale of the two new aircraft will result in a cash gain and we will avoid the requirement to incur additional indebtedness and invest cash resources in such aircraft. We also currently are in discussions regarding the sale and leaseback of three existing B737 aircraft and have an agreement in principal to return one of our leased B717 aircraft to the lessor in September 2008.

Because we negotiated what we believe to be very favorable aircraft purchase prices in 2003 and because we believe demand for new fuel-efficient aircraft should continue—particularly outside of the U.S. where potential purchasers may also have favorable currency exchange rates —we  believe we have the ability to monetize and intend to monetize selected aircraft assets.

In addition to generating cash proceeds, each sale of new aircraft scheduled for future delivery frees up existing cash which would normally be paid as part of the purchase price and avoids the need for associated financing for the aircraft. Nevertheless, we cannot assure you that we will be able to sell other aircraft on terms acceptable to us or at all. Nor can we predict with any certainty when any such sales may occur. We also cannot assure you that our ability to sell or otherwise monetize aircraft assets will not be adversely affected by similar attempts by other operators of commercial aircraft in general or by operators of B737 aircraft in particular. Similarly, the limited number of operators of B717 aircraft may adversely affect the market for such aircraft and our ability to sell any such aircraft. Furthermore, the liquidation of other air carriers could have an adverse impact on market values of our aircraft assets, including any aircraft we seek to sell or otherwise monetize. Finally, our ability to generate cash from the disposition of certain aircraft may require the consent of one or more secured parties, including in connection with our reimbursement obligations entered into in connection with our letter of credit facility discussed below, and we may be required to apply the proceeds from the sale of aircraft which are encumbered by liens to reduce or pay off indebtedness.

We continue to explore a variety of financing mechanisms by which we may opportunistically further monetize a portion of the value of our existing aircraft fleet should we deem it in our best interest to do so. Such actions could include credit facilities secured by junior liens, sale and lease back transactions or other financing mechanisms. Despite our committed letter of credit financing discussed below, in light of the continued turmoil and reduced liquidity in the global capital markets, as well as the current conditions in our industry, we cannot offer any assurances that we will be able to further monetize our available aircraft and non-aircraft assets on terms which are acceptable to us or at all. Nor can we predict with any certainty when any such financings may occur.

We have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of AirTran Airways. As of August 8, 2008, we were in compliance with the terms of all of our credit card processing agreements. Each of our agreements with our processors allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to the Company (i.e., a “holdback”). Holdbacks are classified as restricted cash on the consolidated balance sheet.  Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchased with credit cards.  Once the customers travel, any related holdback is remitted to us.  Our exposure fluctuates seasonally with seasonal travel demands and may also fluctuate based on changes in advance ticket sales patterns.  As of June 30, 2008, we had advanced ticket sales of approximately $406 million related to credit card sales. As of June 30 and August 4, 2008, $23.9 million and $86.7 million, respectively, had been held back by our two largest credit card processors.

In July 2008, we amended our agreement with our largest credit card processor (based on volume processed for us) to extend the expiration date to December 31, 2009. The amended agreement provides that such processor may holdback amounts that would otherwise be remitted to us in the event that, among other things, our aggregate cash and unrestricted investments fall below agreed upon levels, or such processor reasonably determines that there has been a material adverse occurrence or certain other events occur. The amount that such processor is entitled to holdback is determined by a combination of such processor’s exposure to potential credit card chargebacks and our aggregate unrestricted cash and investments balance.

We have the right to reduce the amounts which are otherwise withheld by our largest credit card processor to the extent that we provide the processor with a letter or letters of credit.  In July 2008, we obtained a commitment for a facility which will provide for a financial institution to issue letters of credit of up to $150 million for the benefit or such processor, which will result in a reduction in the amounts that would otherwise be withheld by the processor. Our reimbursement obligations under the facility will be secured by the pledge of -- directly or indirectly -- our accounts receivable; ground equipment; aircraft parts; certain inventory; our residual interest in owned B717 aircraft; certain real property assets, and certain other assets, including various contract rights, and will be  guaranteed by AirTran Holdings and each subsidiary of Airways. Our reimbursement obligations and the related holding company level guarantee will rank senior in right of payment to the subordinated indebtedness of the applicable company and rank equally with senior indebtedness of the applicable company. Letters of credit issued pursuant to the facility will secure our obligations to the processor arising during the period to be covered by the facility, which will end December 31, 2009; unless the period is earlier terminated. The letters of credit will expire no later than eighteen months after the end of the period. The maximum amount of the letters of credit to be issued will be based on the value of the collateral securing our reimbursement obligations.

Upon the issuance of one or more letters of credit for the benefit of the processor, we expect all cash currently being held back by the processor to be returned to us.  Nevertheless, the processor may in the future be entitled to withhold amounts in excess of the outstanding amount of the letter or letters of credit if by the terms of our card processing agreement with the processor the processor is entitled to increase the amount of its holdback or if the period covered by the facility ends and is not replaced by a similar facility.

Our credit card processing agreement with our second largest processor (based on volume processed for us) currently has no fixed term and is terminable without cause with 30 days notice. During July 2008, we agreed that such processor could commence a holdback of a portion of the amounts that would otherwise be remitted to us while we negotiate the conditions and amounts of potential holdbacks. We believe that we may be able to satisfy any holdback requirements by providing such processor with cash, a letter of credit, collateral, or other forms of security in lieu of a cash holdback. The ultimate results of these negotiations and the impact on our liquidity is uncertain. If we cannot reach an agreement the processor currently may withhold up to approximately $50 million in addition to the amount that had been withheld as of August 4, 2008.

Absent the occurrence of adverse events, many of which are outside of our direct control, such as additional terrorist attacks, hostilities involving the United States or further significant increases in fuel prices, we currently believe that our existing liquidity and projected 2008 cash flows will be sufficient to fund our current operations and other financial obligations through  December 2008. Although we believe our financial projections are reasonable, one or more events or a combination of one or more events, many of which are outside of our direct control, may cause our actual results and available liquidity and cash flows to be materially different from our projections. Such events could include not only the events noted above and discussed elsewhere in this quarterly report or in our discussion of Risk Factors but also the inability to meet our revenue expectations either in the current unfavorable or a worsening economic environment or the holdback of additional amounts under the terms of our agreements with organizations that process credit card transactions arising from purchases of air travel by our customers. Our ability to fund our operations, increase unit revenues and meet our other financial commitments in 2009 will in large part be dependent on fuel prices, the competitive environment and macro economic conditions at the time. For a further discussion of the risks of our business, see “Risk Factors” included herein or incorporated by reference herein.

Year to Date 2008 Cash Flows

Operating activities during the first six months of 2008 provided $33.3 million of net cash compared to $167.7 million during the analogous period in 2007. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the six months ended June 30, 2008, we reported a net loss of $48.4 million compared to net income of $44.2 million for the six months ended June 30, 2007. The loss negatively impacted net cash provided by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, fluctuate seasonally and also provide cash as we grow and consequently receive additional cash for future travel. This source of cash will decline to the extent we slow or curtail our growth or the amounts held back by our credit card processors increase.  During the six months ended June 30, 2008 and 2007, our air traffic liability balance increased $157.8 million and $117.0 million, respectively, contributing to net cash flow from operating activities. In June 2008, our largest credit card processor held back amounts that would have been otherwise remitted to us. As of June 30, 2008, $23.9 million had been withheld, reducing net cash flow from operating activities. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During the six months ended June 30, 2008, the $31.6 million increase in accounts payable and accrued and other liabilities contributed to net cash provided by operating activities. Accounts payable and accrued and other liabilities increased during the period primarily due to liabilities to governmental authorities for taxes and fees that we collected on their behalf and various other liabilities. During the six months ended June 30, 2007, the $38.8 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

We used cash to increase other assets by $9.7 million and $13.0 million during the six months ended June 30, 2008 and 2007, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Additionally, a $2.8 million increase in prepaid and stored fuel decreased net cash provided by operating activities during the six months ended June 30, 2008. During the six months ended June 30, 2007, a $24.4 million increase in prepaid and stored fuel decreased net cash provided by operating activities.

Investing activities during the six months ended June 30, 2008 provided $88.1 million in net cash compared to the $79.4 million used during the similar period in 2007. Investing activities includes sales and purchases of available for sale securities, expenditures for aircraft deposits, the purchase of aircraft and other property and equipment, and 2007 deferred costs related to the attempted acquisition of Midwest.

As of June 30, 2008, we had short-term and long-term investments of $32.7 million and $8.2 million, respectively, in an enhanced cash investment fund.  In December 2007, we were advised that the enhanced cash fund would be closed to new investments and immediate redemptions. During the six months ended June 30, 2008, we received distributions of $40.4 million from our enhanced cash fund. In addition, in December 2008, we elected to convert all of our auction rate security investments into cash as they came up for re-auction.  As of December 31, 2007, we had a balance of $37.1 million in auction rate securities. During the first week of January, we completed the conversion of all of our auction rate securities to cash. During the six months ended June 30, 2007, purchases of available for sale securities exceeded sales of available for sale securities by $17.3 million.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of refunded deposits in the aircraft. During the six months ended June 30, 2008, we paid $39.8 million in new aircraft deposits and received $84.0 million in previously paid deposits. Included in the amount we received in previously paid deposits was $38.7 million related to an agreement to defer delivery of B737 aircraft. During the six months ended June 30, 2008, we purchased eight B737 aircraft, of which two were sold to an airline outside of the United States. We expended $113.6 million in cash and incurred $178.6 million of debt related to the acquisition of six of the aircraft. During the six months ended June 30, 2007, we purchased ten B737 aircraft, of which two were sold to an airline outside of the United States. We expended $121.3 million in cash and incurred $234.7 million of debt related to the acquisition of these aircraft.

During the six months ended June 30, 2008, we expended $6.0 million in cash for the acquisition of other property and equipment. Acquisitions of other property and equipment included purchases of rotable spare parts, additions to leasehold improvements, and the purchases of ground and computer equipment. During the six months ended June 30, 2007, we expended $12.7 million in cash for the acquisition of other property and equipment.

Financing activities provided $76.8 million of net cash during the six months ended June 30, 2008 compared to using cash of $16.6 million in the similar period in 2007. During the six months ended June 30, 2008, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $30.3 million and repaid $72.0 million of pre-delivery deposit debt financing. During the six months ended June 30, 2008, we repaid $28.1 million of aircraft purchase debt financing. Also, during the first six months of 2008, we borrowed $178.6 million in non-cash transactions to finance the purchase of six B737 aircraft. During the first six months of 2007, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $43.2 million and repaid $57.4 million of pre-delivery deposit debt financing. Also, during the first six months of 2007, we borrowed $234.7 million in non-cash transactions to finance the purchase of eight B737 aircraft. See Note 5 to Condensed Consolidated Financial Statements for additional information regarding our outstanding debt.

During the second quarter 2008, we completed two other financings. The proceeds were used to improve our overall liquidity and for general corporate purposes.  On April 30, 2008, we completed a public offering of $74.8 million in convertible senior notes due in 2015. Such notes bear interest at 5.5 percent payable semi-annually, in arrears, on April 15 and October 15. The 5.5% notes are senior unsecured obligations of Holdings and rank equally with all existing and future senior unsecured obligations of Holdings. We placed approximately $12.3 million of the proceeds of the offering in an escrow account with the trustee. Funds in the escrow account are invested in government securities and will be used to make the first six scheduled semi-annual interest payments on the notes, and these payments are secured by a pledge of the assets in escrow. On May 1, 2008, we completed a public offering of 24.7 million shares of our common stock at a price of $3.20 per share, receiving net proceeds of approximately $74.7 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

During the six months ended June 30, 2008 and 2007, we received $1.0 million and $1.2 million, respectively, from the issuance of common stock related to the exercise of options and employee stock purchase plan.

Summary of Financial Statement Impacts of Fuel Related Derivative Financial Instruments

We enter into fuel related derivative financial instruments to reduce the impact of fluctuations in jet-fuel prices on future fuel costs. The accounting for fuel related derivatives is discussed in Note 6 “Financial Instruments” to Condensed Consolidated Financial Statements and our exposure to market risk is discussed in  ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Aviation Fuel”. In summary, our fuel related derivative financial instruments impacted our financial statements as follows:

•
Net realized gains related to derivative financial instruments that qualify for hedge accounting reduced fuel expense by $7.4 million and $9.2 million during the three and six month periods ended June 30, 2008.

•	We recorded net gains related to derivative financial instruments that do not qualify for hedge accounting of $43.6 million and $38.4 million during the three and six months ended June 30, 2008.
•	During the six months ended June 30, 2008 we realized $20.8 million of net cash benefit related to our fuel related hedging activities.
•	As of June 30, 2008, the estimated fair value of our fuel related derivative financial instruments was a net asset of $79.7 million.
•
As of June 30, 2008, other comprehensive income included $33.5 million (before income tax) of net unrealized gains which had not yet been recognized in the Condensed Consolidated Statements of Operations.

Aircraft Acquisitions, Sales and Current Aircraft Purchase Commitments

Pursuant to our strategy for responding to the high-cost of jet fuel, we have recast our growth plans. In this regard, we have completed a comprehensive review of our future fleet and capacity plans and we are taking a number of steps to better match our capacity to the current and expected future environment. We have revised our planned level of flying commencing in the last four months of 2008 from a planned 10 percent increase in ASMs compared to the comparable period in 2007 to a reduction of between six and eight percent compared to the comparable period in 2007. We also intend to reduce planned capacity in 2009 from a growth in ASMs of just under 10 percent to a reduction of between four and eight percent compared to projected 2008 capacity. We have revised our fleet plan and based on scheduled and or planned fleet actions and we expect to end 2008 with no more than 139 aircraft. We are taking the following steps to achieve our targeted levels of future operations:

•	We have entered into agreements to defer deliveries of 22 new B737 aircraft,
•
We have agreements in place to sell the two B737 aircraft scheduled for delivery in December 2008. The sale of these two aircraft will result in a cash gain and we will avoid the requirement to incur additional debt and invest cash resources in new aircraft.

•	We have agreements to sell two existing B737 aircraft during the third quarter of 2008. We also have a letter of intent to sell one additional B737 aircraft during the third quarter.
•	We are in discussions regarding the sale / leaseback of existing B737 aircraft.
•	We are in discussions to return one B737 aircraft.
•	We are offering additional aircraft for sale.
•	We are in discussions to arrange one or more secured debt financings.

During the six months ended June 30, 2008, we took delivery of eight purchased B737 aircraft, of which two were sold. In May and July 2008, we announced that we would defer 22 B737 aircraft originally scheduled for delivery between 2009 and 2011 to delivery dates between 2013 and 2015. As of August 8, 2008, we had on order 55 B737 aircraft with delivery dates between 2008 and 2015. As further discussed below, the table includes two aircraft to be delivered in December 2008 that we have agreed to sell upon delivery under executed purchase agreements.  Excluding these two aircraft, we do no have any aircraft purchase commitments for the remainder of 2008. We intend to reduce or delay further growth in our fleet and are evaluating possible net reductions in our current fleet including through the sale of additional aircraft. The table below illustrates, as of August 8, 2008, all aircraft currently scheduled for delivery:

Firm Aircraft Deliveries B737
December 2008	2
2009	2
2010	7
2011	10
2012	12
2013	6
2014	12
2015	4
Total	55

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

Our aircraft purchase commitments for the remainder of 2008 and for the next five years and thereafter, in aggregate, are (in thousands): 2008—$25,400; 2009—$106,900; 2010—$266,800; 2011—$357,000; 2012—$439,600; 2013—$234,100; and thereafter—$560,000. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings.

Aircraft Financing Arrangements

While we have arranged financing for one of the two December 2008 scheduled B737 deliveries, we have definitive purchase agreements to sell the aircraft. We are currently in negotiations to finance our 2009 deliveries. While our intention is to finance the remainder of the aircraft on order through a combination of debt and lease financings, we have not yet arranged for such financing.

Letters of Credit

As of June 30, 2008, $17.0 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance. In July, Airways obtained a commitment pursuant to which a financial institution will provide a standby letter of credit facility to us pursuant to which one or more letters of credit of up to $150 million will be issued in favor of our largest credit card processor

Critical Accounting Policies and Estimates

For additional information regarding our Critical Accounting Policies and Estimates, see “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Liquidity in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than those discussed below.

Interest Rates

We had $879.7 million and $764.9 million of variable-rate debt as of June 30, 2008 and December 31, 2007, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. These swaps expire between 2018 and 2019. The notional amount of the outstanding debt related to interest rate swaps at June 30, 2008 was $183.9 million. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. As of June 30, 2008, the fair market value of our interest rate swaps was a liability of $5.3 million. If average interest rates increased by 100 basis points during the remainder of 2008 as compared to 2007, our projected 2008 interest expense related to floating rate debt would increase by approximately $3.8 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended June 30, 2008 and 2007 represented 49.8 percent and 37.6 percent of our operating expenses, respectively. Aircraft fuel expense for the six months ended June 30, 2008 and 2007 represented 46.4 percent and 35.8 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel pricing arrangements in purchase contracts with fuel suppliers covering a portion of our anticipated fuel requirements. The fuel pricing arrangements consist of both fixed price and collar arrangements. Because these contracts are accounted for under the normal purchase exception included in SFAS 133, these contracts are not considered derivative financial instruments for financial reporting purposes. As of June 30, 2008, we had no fixed pricing arrangements with fuel suppliers for any future period.

In addition to the fuel purchase contracts discussed above, we have entered into fuel related derivative financial instruments with financial institutions to reduce the impact of fluctuations in jet-fuel prices on future fuel costs. Our primary objective of entering into derivative instruments is to reduce the impact on our operating results of the volatility of jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of June 30, 2008, the net fair market value of our fuel related derivative assets was $79.7 million and was comprised of option and swap arrangements. As of June 30, 2008, these contracts pertain to 120.8 million gallons of our remaining 2008 fuel purchases, 85.6 million gallons of our 2009 fuel purchases, and 9.1 million gallons of our 2010 fuel purchases, and represent 66.3 percent of our projected July to December 2008 jet fuel requirements, 21.9 percent of our projected 2009 jet fuel requirements, and 2.2 percent of our projected 2010 jet fuel requirements. Subsequent to June 30, 2008, we entered into additional fuel related derivatives, which increased the gallons under contract to 127.1 million gallons for the last six months of 2008. At August 7, 2008, our agreements pertain to 72.6 percent and 24.7 percent of our total projected remaining 2008 and total 2009 projected fuel consumption, respectively.

As noted above we use a variety of financial instruments to hedge our fuel prices. The financial instruments include swaps, purchased options and collars. Our fuel hedge and derivative portfolio contains compound derivatives with sold out of the money call options which act to limit the benefit of collars to the extent that the market price level exceeds the sold call option prices.

The estimated total cash benefits of our derivatives held at July 29, 2008 are estimated as follows (in millions) at the specified crude prices:

	Estimated Total Cash Benefit of Our Derivatives Held
	July to December 2008	2009
Assumed average market crude price:
$100 per barrel	$8.7	$25.3
$120 per barrel	$34.1	$29.5
$130 per barrel	$43.0	$29.6
$150 per barrel	$68.6	$29.6
$170 per barrel	$89.8	$29.6

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the last six months of 2008 and for 2009, before the impact of our derivative financial instruments, would increase $4.5 million and $8.9 million, respectively, based on current and projected operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our controls and procedures were effective to ensure that we are able to collect process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control Over Financial Reporting. There were no changes in our  internal control over financial reporting during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 1A	Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in our prospectus supplements to our registration statement on Form S-3 which supplement was filed with the SEC on April 22, 2008. We have included below the risk factors that we believe have significantly changed from the risk factors previously disclosed in such Annual Report and prospectus supplement. You should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report, as updated in such prospectus supplements, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Our business is being, and may continue to be, adversely affected by the price of aircraft fuel.

Both spot and average crude oil spot prices rose to all time record highs in the second quarter of 2008.  Aircraft fuel is now our single largest operating expenditure and, as a percentage of our operating expenses, accounted for 49.8 percent in the second quarter of 2008, 42.5 percent in the first quarter of 2008 and 37.0 percent, 36.5 percent, and 32.4 percent in 2007, 2006 and 2005, respectively. Based on projected operations, for every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the last six months of 2008 and for 2009, before the impact of our derivative financial instruments, would increase $4.5 million and $8.9 million, respectively.

In the first six months of 2008, we recorded consecutive quarterly losses primarily due to the increased cost of jet fuel. Unless jet fuel prices decrease substantially, we will likely incur significant additional losses during the remainder of 2008 which will likely require us to utilize a portion of our unrestricted cash to fund our operations and negatively impact our liquidity. Although we are adjusting our business strategy, including increasing certain fares and implementing ancillary fees, to address such costs, we cannot assure you that we will be able to operate profitably in light of current fuel costs.

It is impossible to reliably predict the future price of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in government policy concerning the production, transportation or marketing of aircraft fuel, changes in jet fuel production capacity, environmental concerns and other unpredictable events may result in additional fuel price increases in the future. Since January 1, 2008, fuel prices have reached new record highs on a nominal and inflation adjusted basis.

If our costs continue to exceed our revenues, we may not be able to maintain adequate liquidity.

While our cash flows from operations and our available capital have been sufficient to meet our current operating expenses, lease obligation and debt service requirements to date, unless fuel prices substantially moderate, we may not be able to maintain adequate liquidity in future years unless we are able to increase our revenues or otherwise improve operating results or obtain new sources of capital. We have announced a business strategy based on capacity reductions—both in available seat miles and number of aircraft, increases in fuel surcharges, fares and fees, the deferral of capital expenditures, continued cuts in non-fuel costs, including further productivity improvements, workforce reductions, and obtaining additional sources of capital all in order to improve our results of operations and liquidity. Although our aggregate unrestricted cash and investments at June 30, 2008, was the highest in company history, our strategy we may not be successful either in improving our results of operations or in further improving our liquidity. We may not achieve necessary increases in unit revenue as a consequence of either capacity reductions in the industry in general or our own individual capacity reductions in particular. Further, certain of our competitors may not reduce capacity and may increase capacity, thereby diminishing our expected benefit from individual and industry capacity reductions. Higher fares and fees may have an adverse impact on travel demand and we may not be able to optimize our fees and fares relative to demand. In addition to operating cash needs, such as for fuel expense, certain elements of our plan may require the use of cash in connection with work force reductions or early termination fees in connection with aircraft lease terminations. At certain fuel price levels, our current and potential cost structure—even with full implementation of our business plan may preclude our ability to operate profitability.

Our liquidity could be adversely impacted in the event we need to and are unable to monetize additional assets or obtain additional sources of financing.

Despite our recent public offerings, our recent and pending aircraft sales and our committed letter of credit facility, we cannot assure you that we will be able to sell additional aircraft or obtain other financing on terms acceptable to us or at all. Nor can we predict with any certainty when any such sales or other financings may occur. We also cannot assure you that our ability to sell or otherwise monetize aircraft assets will not be adversely affected by similar attempts by other operators of commercial aircraft in general or by operators of B737 aircraft in particular. Similarly, the limited number of operators of B717 aircraft may adversely affect the market for such aircraft and our ability to sell or otherwise monetize such aircraft. Our ability to generate cash from the disposition of certain aircraft may require the consent of one or more secured parties including in connection with our  obligations under the reimbursement agreement to be entered into in connection with our letter of credit facility discussed elsewhere in this report, and we may be required to apply the proceeds from the sale of aircraft which are encumbered by liens to reduce or pay off indebtedness. Certain other carriers have also announced plans to reduce capacity and various other air carriers are in the process of liquidation or may liquidate if they are unable to reorganize.  The availability of other aircraft for sale could have an adverse impact on our ability to sell or otherwise monetize aircraft and on the market values of our aircraft assets, including any aircraft we seek to sell or pledge as collateral.  Reductions in the value of assets pledged to secure our obligations under the reimbursement agreement to be entered into in connection with our committed letter of credit facility could result in reductions in the amount available under such facility.  Finally, continued turmoil in the global capital markets may reduce the market for aircraft assets or other financings. Accordingly, we may not be able to further monetize available assets or enter into additional financing transactions on terms which are acceptable to us or at all.

Credit rating downgrades could have an adverse effect on our liquidity.

The credit ratings for our existing public debt were reduced in July 2008. Such reduction or further reductions in our credit ratings may increase the cost and reduce the availability of financing to us in the future. We do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.

If our liquidity position deteriorates significantly it could be further adversely impacted in the event our primary credit card processors were to re-impose or increase existing holdbacks on payments due to us from credit card transactions.

We currently have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of AirTran Airways. As of the date of this report, we were in compliance with the terms of our credit card agreements. We have two primary credit card processors. Our agreement with the largest card processor was amended in July 2009 and currently expires December 31, 2009. Our credit card processing agreement with our second largest credit card processor has no fixed term and is terminable without cause on 30 days notice. We refer to both processors as "credit card processors". Each of our agreements with our credit card processors allows, under specified conditions, the credit card processor to retain cash that such processor otherwise would deliver to us, i.e., a “holdback”. A holdback is classified as restricted cash. The imposition of holdbacks or increases in the amount of existing holdbacks will adversely affect our liquidity and could result in a concomitant material adverse effect on our business, including our financial condition and operations.

Our agreement with our largest processor provides that such processor may withhold amounts that would otherwise be remitted to us in the event that our aggregate cash and unrestricted investments fall below agreed upon levels “trigger events”, if the processor reasonably determines that there has been a material adverse occurrence or certain other events occur. The amount that such processor is entitled to withhold is determined by a combination of such processor’s exposure to potential chargebacks for future travel purchased with the branded credit cards and our aggregate unrestricted cash and investments balance. The maximum amount that such processor is entitled to withhold varies over time and is up to the estimated liability for future air travel purchased with such branded credit cards. We have the right to reduce the amount withheld to the extent that we provide such processor with a letter of credit and/or a cash deposit.

In July, Airways obtained a commitment pursuant to which a financial institution will provide a standby letter of credit facility to us pursuant to which one or more letters of credit of up to $150 million will be issued in favor of our largest processor, which letters of credit are expected to entitle us to a reduction in the amount that would otherwise be withheld by our largest processor pursuant to the terms of our processing agreement with it. However, our largest processor may in the future be entitled to withhold amounts in excess of the letter of credit amount or if the letter of credit facility is terminated.

In July 2008, we agreed that our second largest processor could withhold a portion of the amount which would otherwise be remitted to us while we negotiate the conditions and amounts of potential holdback. Regardless of whether we formally amend our agreement with our second largest processor, such processor may seek to withhold other amounts up to the maximum exposure for chargebacks for tickets purchased with its credit card. We are currently in negotiations with such processor regarding the conditions and amounts of current and potential holdbacks.  In connection with continuing negotiations with such processor, we may agree to modifications to our existing agreement. We believe that we may be able to reach an agreement with such processor which would allow us to satisfy any current or potential holdbacks by providing such processor with a letter of credit or collateral in lieu of a cash holdback. The ultimate results of these negotiations and the impact on our liquidity is uncertain. Even if we negotiate arrangements with such processor which are acceptable to us, one or more events or a combination of events, most of which are outside of our direct control, could result in such processor holding back cash that would otherwise be remitted to us.

Although we have been able to negotiate arrangements and ultimately agreement amendments with our largest processor and although we are in current negotiations with our second largest processor to amend and continue our agreement with it, we cannot predict whether we will continue to be able to maintain agreements with both processors, with or without holdbacks, if our liquidity is further adversely affected for an extended period of continuing all time high fuel prices, by further increases in fuel costs or a worsening economic environment. The inability to maintain our existing credit card processing agreement with our largest credit card processor would have a material adverse effect on our business. The number of credit card processors providing services to the airline industry for such branded credit cards currently is limited and we believe that certain processors for such cards generally are not entering into arrangements with new customers.  If our agreement with our largest processor is terminated we may be unable to enter into new credit card processing agreements with any other processor of similarly branded credit cards on terms acceptable to us or at all. Because our second largest processors generally issues and processes its own cards, termination of our agreement with such processor likely would result in our inability to accept such card as a method of payment. Such inability could have a material adverse effect on our business.

We have a significant amount of aircraft related fixed obligations that could impair our ability to make principal and interest payments on our debt obligations and lease payments on our lease obligations.

We have significant obligations including debt and lease obligations related to aircraft purchase commitments, aircraft delivery obligations and aircraft leases, debt and lease obligations for operating facilities, including existing facilities and planned new facilities, and other cash obligations including future funding obligations for other potential acquisitions. Our total indebtedness as of June 30, 2008 and December 31, 2007, respectively, was approximately $1.24 billion and $1.06 billion, of which $1.03 billion and $919.9 million, respectively, was aircraft related. Our debt service obligations with respect to our indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our ability to make scheduled payments of principal and interest for our financing obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond our control.

The amount of our debt, and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations could have important consequences to investors and could:

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

•	result in a downgrade in the rating of our indebtedness, which could limit our ability to borrow additional funds or increase the interest rates applicable to the indebtedness.

 As a result of the substantial fixed costs associated with our obligations:

•	a decrease in revenues would result in a disproportionately greater percentage decrease in earnings;

•	we may not have sufficient liquidity to fund all of our fixed costs if revenues decline or costs increase; and

•	we may not have sufficient liquidity to respond to competitive developments and adverse economic conditions.

Of our indebtedness, as of June 30, 2008, $1.03 billion was secured by certain of our assets, principally aircraft, which may limit the utility of such assets in obtaining additional financing.

Our ability to make all of the principal and interest payments when such payments are due under our indebtedness, including the indentures governing our existing 7.0% Convertible Notes and 5.5% Convertible Senior Notes, will be dependent on our cash flows and future liquidity. Accordingly, there can be no assurance that we will be able to repay such borrowings. Likewise, our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance and cash flow, which will in turn depend on, among other things, the success of our current business strategy, whether fuel prices continue at current prices levels and/or further increase, further weakening or improvement in the U.S. economy, as well as general economic and political conditions. A failure to pay our fixed costs or a breach of our contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by one or more credit card processors, and the exercise of remedies of our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs, which would have a material adverse impact on us and on our ability to sustain operations over the long-term.

Our business is, and will continue to be, dependent on the general availability of aircraft fuel.

Due to the effect of political and economic events on the availability of oil, the future availability of aircraft fuel cannot be predicted with any degree of certainty. Although we are currently able to obtain adequate supplies of aircraft fuel, political disruptions or wars involving oil-producing countries, changes in government policy concerning the production, transportation or marketing of aircraft fuel, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages in the future. Adverse changes in the availability of, or increases in demand for, oil in general and jet fuel in particular likely would result in increased fuel prices.

Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our operations.

Labor costs constitute a significant percentage of our total operating costs. A substantial portion of our workforce is represented by labor unions and covered by collective bargaining agreements.

Our business plan includes assumptions about labor costs. We believe that our labor costs must be reduced in the current operating environment. Accordingly, we are seeking both voluntary leaves of absence and early exits to reduce the size of our work force and wage and benefit concessions to reduce costs. Our current plans call for a 300 position reduction in the number of our flight attendants and a 180 position reduction in the number of our pilots, as well as wage and benefit concessions of between 5 and 15 percent, depending on rate of pay from both our union and non-union employees. We cannot assure you that we will be able to obtain the desired voluntary reductions or the timing of any such reductions.  Likewise, we cannot assure you that each of our labor groups will agree to voluntary wage and benefit reductions and we cannot predict when such reductions may be implemented, if at all. As of August 8, 2008, we believe we will not have to furlough any flight attendants given the level of leave requests received from this work group, but we do anticipate the involuntarily furlough of pilots. We will review staffing levels for all other work groups to align staffing with the level of future operations. If fuel prices remain at current levels, we may need to effect additional reductions in our work force and/or seek additional wage and benefit concessions. While we believe that we have a competitive advantage in labor costs relative to many of our competitors, many air carriers are seeking or may seek similar reductions and concessions in light of the current operating environment.  Accordingly, we cannot assure you that our labor costs going forward will remain competitive on even a comparative basis because: labor agreements may be amended or become amendable, competitors may significantly reduce their labor costs, reducing or eliminating any comparative advantages as to one or more competitors, or labor costs may increase in connection with potential acquisitions.

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

Our pilots are represented by the National Pilots Association, or NPA. The agreement with our pilots became amendable in 2005 and is currently in mediation under the auspices of the National Mediation Board. AirTran’s flight attendants are represented by the Association of Flight Attendants, or AFA. The agreement with the flight attendants becomes amendable in December 2008. Our dispatchers are represented by the Transport Workers Union, or TWU and the agreement with our dispatchers becomes amendable in January 2009. We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters, or IBT. The agreement with our maintenance technicians and inspectors becomes amendable in October 2009. The agreement with our technical training instructors becomes amendable in March 2010. The agreement with our stores clerks becomes amendable in June 2010. Finally, the agreement with our ground service equipment employees becomes amendable in September 2011.

While we believe that our relations with labor are generally good, any strike or labor dispute with our unionized employees may adversely affect our ability to conduct business. The need for work force reductions and wage and benefit concessions may have an adverse effect on our labor relations and employee morale.

Finally, the outcome of our collective bargaining negotiations cannot presently be determined and are complicated by the current adverse operating environment. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.

We may not realize the full value of our intangible assets or our long-lived assets causing us to record impairments that may negatively affect our results of operations.

In accordance with Statement of Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangibles Assets, and Statement of Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we are required to test certain of our assets for impairment of value on an annual basis, or more frequently if conditions indicate that an impairment may have occurred.  Because current adverse industry conditions and recent operating losses are indicators that our intangible assets may be impaired, we performed an interim impairment test of our goodwill, other indefinite-lived intangible assets and certain of our long-lived assets (principally aircraft and related spare engines and spare parts) as of June 30, 2008. Factors deemed by management to be indicators of  potential impairment included significant losses incurred in the first and second quarters of 2008, and a softening U.S. economy during the six months ended June 30, 2008, as well as a decline in the market price of our common stock relative to the net book value per share of our common stock.

As a result of this impairment testing, we recorded goodwill impairment charges of approximately $8.4 million during the three months ended June 30, 2008. However, we still have approximately $1.44 billion of operating property and equipment and $21.6 million of intangible assets that could be subject to impairment. We may be required to recognize additional impairments in the future due to, among other factors, continuing operating losses, extreme fuel price volatility, tight credit markets, the decline in our market capitalization and in the fair value of our debt securities, the uncertain economic environment, as well as other uncertainties. We cannot assure you that a material impairment charge of our other intangible assets or tangible assets, including aircraft, will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in the market for these aircraft.  Such changes could result in a greater supply and lower demand for certain aircraft types as other carriers are selling and/or grounding aircraft. An impairment charge could have a material adverse effect on our financial position and results of operations in the period of recognition.  See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2007 Annual Report and in this quarterly report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 21, 2008. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms; with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
G. Peter D’Aloia	73,293,939	3,361,981
Jere A. Drummond	75,021,826	1,634,094
John F. Fiedler	73,063,689	3,592,231

As indicated in the table above, Peter D’Aloia, Jere A. Drummond and John F. Fiedler were elected as Class II Directors for terms expiring at the 2011 annual meeting of stockholders. The terms of the following incumbent Class I Directors continue until the annual meeting in 2009: Don L. Chapman and Lewis H. Jordan. The terms of the following incumbent Class III Directors continue until the annual meeting in 2010: J. Veronica Biggins, Robert L. Fornaro, and Alexis P. Michas. In addition, Robert L. Fornaro, President and CEO of AirTran Airways, was elected as Chairman of the Board, effective June 1, 2008. Mr. Fornaro succeeded Joseph B. Leonard, who retired from the Board effective May 31, 2008.

AirTran stockholders ratified the appointment of Ernst & Young LLP as the company's independent registered public accountants for 2008.  Voting results on the proposal were as follows:

Votes For	Votes Against	Votes Withheld
74,146,736	2,395,292	113,892

Item 5.	Other Information
None

Item 6.	Exhibits
The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer

	31.2 -	Rule 13(a)-14 Certification of Chief Financial Officer

	32.1 -	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: August 8, 2008	/s/ Arne G. Haak
Arne G. Haak Senior Vice President of Finance, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer

31.2	—	Rule 13(a)-14 Certification of Chief Financial Officer

32.1	—	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350