Form 10-Q
period 2008-09-30
AIRTRAN HOLDINGS INC
filed 2008-11-06
CIK 948846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock outstanding as of the close of business on October 31, 2008: 117,229,244 par value $0.001

AIRTRAN HOLDINGS, INC.

Form 10-Q

For the Quarter Ended September 30, 2008

Signatures

Exhibit Listing

Ex – 10.60 (Amended and Restated Revolving Line of Credit and Reimbursement Agreement)

Ex – 10.61 (Amended & Restated Security Agreement)

Ex – 10.62 (Warrant Agreement)

Ex – 3l.1 (Exhibit 31.1 CEO Certification)

Ex – 3l.2 (Exhibit 31.2 CFO Certification)

Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

AirTran Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Passenger	$635,316	$580,558	$1,860,379	$1,644,987
Other	37,976	27,997	102,684	81,160

Total operating revenues	673,292	608,555	1,963,063	1,726,147
Operating Expenses:
Aircraft fuel	363,882	214,867	1,000,451	582,535
Salaries, wages and benefits	120,170	118,733	362,469	337,422
Aircraft rent	60,489	60,582	182,077	182,142
Maintenance, materials and repairs	40,022	40,009	124,795	111,733
Distribution	26,857	23,020	77,081	65,823
Landing fees and other rents	36,196	31,382	104,990	90,562
Aircraft insurance and security services	5,470	6,228	16,310	17,859
Marketing and advertising	9,948	10,238	31,114	31,518
Depreciation	15,334	13,084	43,224	34,872
Gain on sale of aircraft	(10,390)	—	(17,682)	(6,234)
Impairment of goodwill	—	—	8,350	—
Other operating	51,427	51,946	156,748	148,648

Total operating expenses	719,405	570,089	2,089,927	1,596,880

Operating Income (Loss)	(46,113)	38,466	(126,864)	129,267
Other (Income) Expense:
Interest income	(908)	(5,517)	(5,372)	(16,015)
Interest expense	20,708	20,099	57,890	55,082
Capitalized interest	(751)	(2,247)	(4,863)	(7,092)
Net (gains) losses on derivative financial instruments	41,520	(1,596)	3,150	(1,440)
Midwest exchange offer expenses	—	10,650	—	10,650

Other (income) expense, net	60,569	21,389	50,805	41,185

Income (Loss) Before Income Taxes	(106,682)	17,077	(177,669)	88,082
Income tax expense (benefit)	405	6,440	(22,231)	33,228

Net Income (Loss)	$(107,087)	$10,637	$(155,438)	$54,854

Earnings (Loss) per Common Share
Basic	$(0.91)	$0.12	$(1.46)	$0.60
Diluted	$(0.91)	$0.11	$(1.46)	$0.57
Weighted-average Shares Outstanding
Basic	117,177	91,642	106,170	91,502
Diluted	117,177	93,114	106,170	104,282

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$260,176	$206,873
Short-term investments	48,135	111,119
Restricted cash	84,165	29,618
Accounts receivable, net	58,519	42,772
Spare parts, materials and supplies, net	15,396	14,488
Prepaid and stored fuel	52,184	32,660
Derivative financial instruments	15,082	13,035
Prepaid expenses and other current assets	28,254	19,596
Deferred income taxes	9,776	9,776

Total current assets	571,687	479,937
Property and Equipment:
Flight equipment	1,397,875	1,284,273
Less: Accumulated depreciation and amortization	(125,072)	(97,946)

	1,272,803	1,186,327
Purchase deposits for flight equipment	67,698	119,817
Other property and equipment	108,166	100,763
Less: Accumulated depreciation and amortization	(51,962)	(40,995)

	56,204	59,768

Total property and equipment	1,396,705	1,365,912
Other Assets:
Long-term investments	9,834	8,230
Goodwill	—	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	15,739	16,016
Prepaid aircraft rent	84,211	81,109
Other assets	71,665	67,345

Total Assets	$2,171,408	$2,048,466

See accompanying Notes to Condensed Consolidated Financial Statements.

(Continued on next page)

AirTran Holdings, Inc.

Condensed Consolidated Balance Sheets (Continued)

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,700	$50,644
Accrued and other liabilities	147,861	137,896
Air traffic liability	317,487	219,923
Derivative financial instruments	19,609	—
Current portion of capital lease obligations	1,435	1,036
Current portion of long-term debt	73,310	98,635

Total current liabilities	619,402	508,134
Long-term capital lease obligations	10,624	11,915
Long-term debt	1,041,372	946,303
Other liabilities	105,395	99,575
Deferred income taxes	9,776	31,434
Derivative financial instruments	5,674	4,755
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	117	92
Additional paid-in capital	479,812	396,824
Accumulated earnings (deficit)	(107,354)	48,084
Accumulated other comprehensive income	6,590	1,350

Total stockholders’ equity	379,165	446,350

Total Liabilities and Stockholders’ Equity	$2,171,408	$2,048,466

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$(155,438)	$54,854
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	48,662	36,359
Amortization of deferred gains from sale/leaseback of aircraft	(3,429)	(3,357)
Impairment of goodwill	8,350	—
Midwest exchange offer expenses	—	10,650
Provisions for uncollectible accounts	1,026	1,149
Gain on asset disposals	(17,559)	(3,506)
Deferred income taxes	(22,231)	33,228
Stock-based compensation	4,463	3,706
Other	2,187	—
Changes in certain operating assets and liabilities:
Restricted cash	(54,547)	(3,492)
Derivative financial instruments	26,564	(1,429)
Accounts receivable	(16,773)	(30,847)
Spare parts, materials and supplies	(1,420)	(2,221)
Prepaid and stored fuel	(19,524)	(12,634)
Prepaid aircraft rent	(5,829)	(9,053)
Other assets	(8,914)	(39,800)
Accounts payable, accrued and other liabilities	11,538	44,323
Air traffic liability	97,564	93,927

Net cash provided by (used for) operating activities	(105,310)	171,857
Investing activities:
Purchase of available-for-sale securities	(30,304)	(1,587,925)
Sale of available-for-sale securities	89,496	1,546,400
Purchases of property and equipment	(130,810)	(158,315)
Return (payment) of aircraft purchase deposits, net	52,119	12,418
Midwest exchange offer expenses	—	(10,348)
Proceeds from sales of aircraft	206,211	72,879
Other	1,000	—

Net cash provided by (used for) investing activities	187,712	(124,891)
Financing activities:
Issuance of long-term debt	112,124	40,827
Payments on long-term debt and capital lease obligations	(217,161)	(84,740)
Net proceeds from issuance of common stock	74,669	—
Proceeds from exercise of stock options and employee stock purchase plans	1,269	1,785

Net cash used for financing activities	(29,099)	(42,128)

Net change in cash and cash equivalents	53,303	4,838
Cash and cash equivalents at beginning of period	206,873	159,100

Cash and cash equivalents at end of period	$260,176	$163,938

Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities
Purchase of equipment with debt	$178,550	$293,650

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	Income	(Deficit)	Equity
Balance at January 1, 2008	91,886	$92	$396,824	$1,350	$48,084	$446,350
Net loss		—	—	—	(155,438)	(155,438)
Unrealized gain on derivative instruments, net of income taxes of $3,108	—	—	—	5,181	—	5,181
Other	—	—	—	59	—	59

Total comprehensive loss						(150,198)
Issuance of common stock for exercise of options	73	—	273	—	—	273
Stock-based compensation	347	—	4,463	—	—	4,463
Issuance of common stock under employee stock purchase plan	300	—	996	—	—	996
Issuance of common stock	24,659	25	74,644			74,669
Other	—	—	2,612	—	—	2,612

Balance at September 30, 2008	117,265	$117	$479,812	$6,590	$(107,354)	$379,165

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

Business

We offer scheduled airline services, using Boeing B717-200 (B717) and Boeing B737-700 (B737) aircraft, to 56 locations across the United States, concentrated primarily in short-haul markets east of the Mississippi, as well as to San Juan, Puerto Rico. And subject to government approval, we will commence scheduled services to Cancun, Mexico in 2009.

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

After a successful 2007, during which we earned net income of $53 million, we planned to grow our 2008 capacity (as measured by available seat miles) between ten and twelve percent. Our original 2008 strategy was based on a strong U.S. economy and jet fuel prices consistent with 2007 levels. However, during 2008, the economic environment deteriorated significantly, average jet fuel prices increased dramatically and the credit markets tightened. During the first ten months of 2008 we undertook a variety of actions to respond to the challenges of the high jet fuel cost environment and the deteriorating U.S. economic environment we encountered including: reducing capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; completing a sale-leaseback transaction for three aircraft engines; deferring other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of derivative financial arrangements to hedge the cost of fuel; and managing our costs and headcount.

We completed capital market transactions aggregating $375 million, including: obtaining a letter of credit facility to reduce our exposure to holdbacks by a credit card processor; arranging a $90 million revolving line of credit; and obtaining additional capital via the placement of convertible debt and common equity securities. However, the dramatic increase in fuel prices outweighed the increases in unit revenue and the management initiatives outlined above. As a result, we incurred a net loss of $155.4 million for the nine months ended September 30, 2008. Our year-to-date loss is largely attributed to the dramatic increase in jet fuel prices. Although our average jet fuel cost remained at historically high levels, jet fuel prices have recently decreased substantially to levels which are somewhat less than a year ago levels and which, if sustained, would reduce the amount we pay for jet fuel. One effect of the recent decreases in the price of crude oil and jet fuel has been the need for us to post significant cash collateral related to certain of our fuel related derivative agreements. In light of the decline in fuel prices we have elected to use a portion of our unrestricted cash to unwind certain of our other derivative agreements. We believe our operating results will be significantly improved, as compared to what they would have otherwise been, as a result of actions taken earlier this year. Ultimately our operating results and cash flows for the remainder of 2008 and beyond will be determined in large part by jet fuel prices, our ability to increase unit revenues during the balance of the year, and the economic environment.

Absent the occurrence of adverse events, most of which are outside of our direct control, such as terrorist attacks, hostilities involving the United States, continued worsening of the U.S. or world economy, or significant changes in fuel prices or fuel price volatility, we currently believe that our existing liquidity and projected 2008 cash flows will be sufficient to fund our operations and other financial obligations through December 2008. Although we believe our financial projections are reasonable, one or more events or a combination of events, most of which are outside of our direct control, may cause our actual results, available liquidity, and cash flows to be materially different from our projections. Such events could include: the inability to meet our revenue expectations either in the current unfavorable or a worsening economic environment; increases in the collateral required to be posted by us pursuant to derivative financial instrument agreements; significant increases in jet fuel prices; or the holdback of additional amounts under the terms of our agreements with banks and others that process credit card transactions for us. Our ability to fund our operations, increase unit revenues and meet our other financial commitments for the remainder of 2008 and in 2009 will be impacted by fuel prices, the competitive environment and macroeconomic conditions at the time.

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

Measurement of Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets and the fair value is less than the net book value. Because the adverse industry conditions and the recent operating losses experienced by AirTran were indicators that an impairment of our long-lived assets (primarily flight equipment) may have existed, we prepared an assessment during the second quarter of 2008 in accordance with SFAS 144 which indicated that the expected undiscounted cash flows exceeded the net book value of the associated long-lived assets. Consequently, we concluded that the long-lived assets had not been impaired. However, if our assessment changes in the future, we may be required to record a charge for the impairment of long-lived assets in a future period.

Intangible Assets

Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. During the second quarter of 2008, because adverse industry conditions and recent operating losses experienced by AirTran were indicators that our intangible assets may have been impaired; we prepared an assessment in accordance with SFAS 142 and concluded that goodwill was impaired as of June 30, 2008, while trademarks and trade names were not impaired. Consequently, we recorded a charge of $8.4 million to write-off all of the carrying value of our goodwill during the second quarter of 2008.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007; however, the requirement to implement certain provisions of SFAS 157 has been deferred. We adopted the required provisions of SFAS 157 as of January 1, 2008. The adoption of the required provisions did not have a material impact on our Condensed Consolidated Financial Statements. We have not determined whether the adoption of the deferred provisions will have a material impact on our Condensed Consolidated Financial Statements. See Note 7 for additional information and related disclosures regarding our fair value measurements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Because SFAS 161 applies only to financial statement disclosures, it will not have any impact on our consolidated financial position, results of operations, and cash flows.

In May 2008, the FASB issued Staff Position Accounting Principles Board No. 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008. Though early adoption is not permitted, the Staff Position must be applied retrospectively to all periods presented. The adoption of this Staff Position in 2009 will affect the accounting for our 7.0% Convertible Notes due 2023 and will result in increased annual interest expense of approximately $8.6 million in 2009 and $3.1 million in 2010, assuming the 7.0% Convertible Notes will be settled in 2010. The retroactive application of this Staff Position to 2003 will result in increased annual interest expense of approximately $2.3 million in 2003, gradually increasing to $7.4 million in 2008.

Note 2—Stock-Based Employee Compensation

Restricted stock awards have been granted to certain of our officers, directors, and key employees pursuant to our 2002 Long-Term Incentive Plan. Restricted stock awards are grants of shares of our common stock that typically vest over time and are valued at the fair market value of our publicly traded stock on the date of issuance and charged to expense on a straight-line basis over the respective vesting period (generally three years). During the first nine months of 2008 and 2007, we granted restricted stock awards for approximately 914,000 and 412,000 shares, respectively, and approximately 347,000 and 274,000 shares, respectively, of restricted stock vested.

Compensation expense for our restricted stock grants was $1.6 million and $4.5 million during the three and nine months ended September 30, 2008, respectively, and $1.2 million and $3.7 million during the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, we have $10.0 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.6 million restricted shares which were outstanding at such date but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts. As shares vest, restricted shares are transferred to common shares.

As of September 30, 2008, options to purchase 2.9 million shares of common stock, at exercise prices between $3.03 and $13.80 per share were outstanding. All outstanding options to purchase common shares were exercisable as of September 30, 2008.

Note 3—Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
NUMERATOR:
Net income (loss) available to common stockholders	$(107,087)	$10,637	$(155,438)	$54,854
Plus income effect of assumed conversion-interest on convertible debt	—	—	—	4,108

Income (loss) after assumed conversion, diluted	$(107,087)	$10,637	$(155,438)	$58,962

DENOMINATOR:
Weighted-average shares outstanding, basic	117,177	91,642	106,170	91,502
Effect of dilutive securities:
Stock options	—	903	—	985
Convertible debt	—	—	—	11,241
Restricted stock	—	569	—	554

Weighted-average shares outstanding, diluted	117,177	93,114	106,170	104,282

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.91)	$0.12	$(1.46)	$0.60

Diluted	$(0.91)	$0.11	$(1.46)	$0.57

Excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008 are 11.2 million shares related to our 7.0% convertible notes, and 19.5 million shares related to our 5.5% convertible senior notes that are issuable upon conversion because the effect of including these shares is anti-dilutive for those periods. Additionally, we have excluded from the diluted earnings per share calculation for the three and nine months ended September 30, 2008, 2.9 million shares related to our outstanding stock options and 1.6 million shares related to our unvested restricted stock because the effect of including these shares is also anti-dilutive.

Note 4—Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

During the nine months ended September 30, 2008, we took delivery of eight purchased B737 aircraft from The Boeing Company (“Boeing”), of which two were sold upon delivery and two were sold after delivery. In May, July and October 2008, we entered into agreements to defer delivery dates for 36 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. As of October 31, 2008, we had on order 55 B737 aircraft with delivery dates between 2009 and 2016. The table below includes two aircraft originally scheduled to be delivered in December 2008 that we have agreed to sell to a foreign air carrier; however, due to the labor stoppage at Boeing, the actual timing of the aircraft deliveries is expected to occur in 2009. Excluding these two B737s, we do not have any aircraft purchase commitments for the remainder of 2008.

We may reduce or delay further growth in our fleet and are evaluating possible net reductions in our current fleet including through the sale of additional aircraft. The table below illustrates, as of October 31, 2008, all aircraft currently scheduled for delivery:

Firm Aircraft Deliveries B737
December 2008	2
2009	2
2010	—
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10

Total	55

Our aircraft purchase commitments (excluding the two aircraft we have agreed to sell to a foreign carrier) for the next five years and thereafter, in aggregate, are (in thousands): 2009—$80,000; 2010—$50,000; 2011—$275,000; 2012—$340,000; 2013—$260,000; and thereafter—$1,225,000. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations and directly related costs. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings, or planned disposition of aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. No additional deposits are due for the 2008 and 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks, we currently have no such financing in place for our deliveries in 2011 and beyond and we have no assurance that, given the current status of the financial markets, satisfactory financing will be available to us when we are obligated to resume payments in 2009.

We have agreed to sell to a foreign carrier the two B737 aircraft scheduled for delivery in 2008. However, these pending transactions are subject to customary closing conditions, some of which are outside of our control, and therefore we cannot give any assurances that the closing of these transactions will occur. We have not arranged financing for such aircraft as we intend for those aircraft to be sold to the buyer substantially contemporaneously with our purchase from Boeing. We have arranged backstop secured debt financing to fund a portion of the purchase price of each of the 2009 aircraft deliveries.

During the nine months ended September 30, 2008, we sold five B737 aircraft and recognized an aggregate gain of $17.7 million related to the sales of these aircraft. In August 2008, we also returned one leased B717 aircraft to the lessor. During the nine months ended September 30, 2007, we took delivery of and subsequently sold two B737 aircraft. We recognized a gain of $6.2 million during the nine months ended September 30, 2007 related to the sales of these aircraft. The gain on sales of the aircraft is classified as a component of operating expense.

We sold three used B737 aircraft in October 2008. During the three months ended December 31, 2008, we expect to recognize a gain of approximately $1.3 million related to the sale of these three aircraft. Additionally during October we completed a sale-leaseback financing transaction of three spare aircraft engines. We expect to recognize aggregate cash benefit of $12.7 million related to the sale-leaseback transaction.

In October 2008, as part of our agreement to defer certain aircraft deliveries and obtain backstop financing for other aircraft deliveries, we granted Boeing Capital Corporation the right to require us to lease, for a period not to exceed 10 years, up to five B717 aircraft. We have no obligation to accept delivery of more than four aircraft in total (i.e. B737 deliveries and B717 leases) in 2009 (excluding the B737s delayed from 2008 that we have agreed to sell). If Boeing exercises its right to require us to lease any B717 aircraft, we have the option to cancel firm B737 aircraft on order for each such B717 aircraft.

Credit Card Arrangements

We have agreements with organizations that process credit card transactions arising from purchasing air travel by customers of AirTran Airways. Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to the Company (i.e., a “holdback”). Holdbacks are classified as restricted cash on our consolidated balance sheet. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us.

In July and September 2008, we amended our agreements with our two largest credit card processors (based on volumes processed for us). The agreement with our largest credit card processor expires December 31, 2009. Each of the amended agreements provides that a processor may hold back amounts that would otherwise be remitted to us in the event that, among other things, our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels, or a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. The amount that each processor is entitled to hold back is determined by a combination of the level of our aggregate unrestricted cash and investments and our profitability. If our aggregate unrestricted cash and investments (as defined) is less than the specified amounts at specified monthly testing dates, each processor is entitled to increase amounts held back to specified percentages (ranging from 25% to 100%) of its exposure to credit card chargebacks. To the extent such increases are funded with unrestricted cash, the resultant reduced levels of unrestricted cash and investments may trigger incremental holdback requirements under each of the two processing agreements.

We have the contractual right to reduce the amounts which are otherwise withheld by our largest credit card processor to the extent that we provide the processor with a letter or letters of credit. As discussed in Note 5 – Debt “Letter of Credit and Revolving Credit Facility”, in August 2008, we obtained a $150 million letter of credit for the benefit of our largest credit card processor. As a result all cash then held by our largest processor was remitted to us. On October 31, 2008, the letter of credit amount was reduced at the request of the Company to $125 million in conjunction with the amendment and restatement of the original facility.

As of September 30, 2008, we had advanced ticket sales of approximately $334 million related to all credit card sales. As of September 30, 2008, we were in compliance with our processing agreements and based on our level of profitability and unrestricted cash and investments, as defined, our two largest processors were entitled to holdback 50% of their exposure to credit card chargebacks. Had we not been in compliance with the agreements, or if our level of unrestricted cash and investments, as defined, was lower, our potential cash exposure to additional holdbacks by our largest two credit card processors based on advanced ticket sales as of September 30, 2008, after considering the $150 million letter of credit issued in favor of our largest credit card processor, was up to a maximum of $117 million. Our levels of unrestricted cash and air traffic liability are highly seasonal reaching their highest levels in the early summer and late fall and reaching their lowest levels in the winter; accordingly the amounts potentially withheld by our credit card processors are also higher, and in some cases substantially higher, during certain times of the year. Our future aggregate cash and investments will be dependent on, among other factors, our future profitability, including the price of fuel, the extent of cash collateral related to derivative financial instruments we may be required to fund, the level of advance ticket sales, our borrowing availability under our new Revolving Line of Credit, and the continued availability of our Letter of Credit Facility. While a decrease in our unrestricted cash and investments could result in additional amounts being withheld by our credit card processors, to the extent that we achieve specified aggregate unrestricted cash and investment amounts and profitability levels, each agreement also provides for a reduction or elimination of the percent that each processor is currently entitled to holdback.

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

•

Our aircraft lease transaction documents contain customary indemnities concerning withholding taxes in which we are responsible; in some circumstances should withholding taxes be imposed, for paying such amounts of additional rent, as is necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

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

Taxes

We remit a variety of taxes and fees to various governmental authorities including: income taxes; transportation fees and taxes collected from our customers; property taxes; sales and use taxes; payroll taxes; and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes which are not based on income are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Uncertain income tax positions taken on income tax returns are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as the availability of new information; the lapsing of applicable statutes of limitations; the conclusion of tax audits; the measurement of additional estimated liability based on current calculations; the identification of new tax contingencies; or the rendering of relevant court decisions.

Restricted Cash and Letters of Credit

Restricted cash consists of amounts escrowed related to aircraft leases, letters of credit, collateral for credit card holdbacks for advanced ticket sales, cash escrowed for future interest payments and collateral to support derivative financial arrangements. As of September 30, 2008, $16.2 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance. In August 2008 and as amended and restated in October 2008, we obtained a Letter of Credit Facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The letter of credit facility is supported by a variety of assets. As of September 30, 2008, no amounts had been drawn against the $125 million letter of credit.

Note 5—Debt

The components of long-term debt were (in thousands):

	September 30, 2008	December 31, 2007
Floating rate aircraft notes payable through 2020, 4.38 percent weighted-average interest rate as of September 30, 2008	$746,685	$688,427
Fixed rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate	62,336	68,724
Fixed rate aircraft notes payable through 2017, 10.42 percent weighted-average interest rate	84,110	86,270
Floating rate aircraft pre-delivery deposit financings payable through 2010, 4.22 percent weighted-average interest rate as of September 30, 2008	21,801	76,517
7.0% convertible notes due 2023	125,000	125,000
5.5% convertible senior notes due 2015	74,750	—

Total long-term debt	1,114,682	1,044,938
Less current maturities	73,310	98,635

Long-term debt maturities	$1,041,372	$946,303

Aircraft Purchase Financing Facilities

Through September 30, 2008, we entered into seven separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft acquired from the aircraft manufacturer.

Six of the facilities are floating rate facilities. As of September 30, 2008, 28 B737 aircraft had been financed pursuant to equipment notes issued under these facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes mature in years 2016 through 2020.

In conjunction with the sale of three aircraft, we repaid $83.8 million of aircraft notes during the three months ended September 30, 2008. Additionally we recorded expenses of $1.5 million related to debt issuance costs write-off and prepayment penalties associated with the debt repayment. In October 2008, we repaid $80.9 million of aircraft notes and wrote-off debt issuances costs of $0.9 million related to the sale of three additional aircraft.

One of the facilities is a fixed rate facility. As of September 30, 2008, three B737 aircraft had been financed under the facility. Each note is secured by a first mortgage on the aircraft to which it relates. The notes mature in years 2016 through 2018.

In addition to the aircraft purchase financing facilities discussed above, we have backstop secured debt financing for the 2009 B737 aircraft deliveries. We have no financing commitments for the aircraft scheduled to be delivered in 2011 and beyond.

Floating Rate Aircraft Pre-delivery Deposit Financing

As of September 30, 2008, we have two separate facilities (each a “PDP facility”) outstanding for purposes of financing our obligations to make pre-delivery payments with respect to B737 aircraft on order with the aircraft manufacturer. The PDP facilities entitle us to draw amounts to fund a portion of our obligations to make pre-delivery payments for each aircraft. The amount outstanding under each PDP loan is paid off at the time the respective aircraft is delivered. As of September 30, 2008, $1.2 million was available to borrow, and $21.8 million had been borrowed to fund a portion of our pre-delivery payment obligations for five B737 aircraft on order. On October 31, 2008, in connection with the re-schedule of certain B737 aircraft, $3.7 million of pre-delivery payments were returned to us which we in turn repaid to a PDP lender in November 2008.

7.0% Convertible Notes

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

5.5% Convertible Senior Notes

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

Letter of Credit and Revolving Line of Credit Facility

In July 2008, we obtained a letter of credit facility which provides for a financial institution to issue letters of credit aggregating up to $150 million for the benefit of our largest credit card processor. In October 2008, such agreement was amended and restated to provide for a combined letter of credit and revolving line of credit facility (the Letter of Credit and Revolving Line of Credit Facility) in an aggregate amount outstanding at any one time not to exceed $215 million. Under the Letter of Credit and Revolving Loan Facility we are permitted to borrow, until April 30, 2010 (the Expiration Date), up to $90 million for general corporate purposes, and we are entitled to the issuance by a financial institution, until 30 days prior to the Expiration Date, of letters of credit for the benefit of one or more of our credit card processors, including the letter of credit outstanding pursuant to the letter of credit facility in effect prior to the amendment (the Initial Letter of Credit), in an aggregate amount outstanding that does not exceed the amount by which $215 million exceeds the aggregate amount borrowed and outstanding under the Letter of Credit and Revolving Loan Facility, provided that the estimated value of the collateral securing the Letter of Credit and Revolving Line of Credit Facility exceeds the sum of outstanding letters of credit and amounts borrowed under the Revolving Line of Credit. Amounts borrowed under the Revolving Line of Credit bear interest at a rate of 12 percent per annum and must be repaid to the extent that our aggregate unrestricted cash and investment amount exceeds $305 million at any time. We may borrow up to twice a month and are permitted to repay amounts borrowed at any time without penalty. As of November 4, 2008, we had no outstanding borrowings under the Revolving Line of Credit. Our obligations under the Letter of Credit and Revolving Line of Credit Facility are secured by the pledge of — directly or indirectly — our accounts receivable; ground equipment; aircraft parts; certain inventory; our residual interest in owned B717 aircraft; certain real property assets, and certain other assets, including various contract rights which include but are not limited to rights under certain purchase and sales agreements for aircraft and derivative financial instruments.

Our obligations rank senior in right of payment to the subordinated indebtedness of the company and rank equally with senior indebtedness of the company. The Letter of Credit and Revolving Line of Credit Facility includes various covenants, including limitations on dividends and distributions, limitations on the incurrence of indebtedness, and limitations on mergers and acquisitions. In the event of a change in control, as defined, the lender may require us to post cash collateral to secure the letter of credit obligations and require us to repay outstanding loans under the Revolving Line of Credit. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising during the period of exposure to be covered by the letter of credit, which, in the case of the Initial Letter of Credit, will end December 31, 2008, but is subject to periodic extensions, at the discretion of the lender, ending not later than December 31, 2009, and is subject to earlier termination upon the occurrence of a material adverse change in our respective financial conditions or other like event. We expect that the period of exposure to be covered by the initial letter of credit will be periodically extended through December 31, 2009, in the absence of a material adverse change in our respective financial conditions or other like event. The Initial Letter of Credit will expire no later than eighteen months after the end of the period of exposure covered. The periods of exposure to be covered by, and expiration dates of, subsequently issued letters of credit will be determined by mutual agreement between the lender and us.

In connection with the Letter of Credit and Revolving Line of Credit Facility, on October 31, 2008, we issued warrants to purchase approximately 4.7 million shares of our common stock for $4.49 per share. The number of shares issuable pursuant to the warrants is subject to adjustments for certain dilutive events as defined. The warrants expire on October 31, 2011.

Note 6—Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments, long-term investments, in-the-money derivative financial instruments, and accounts receivable. We maintain cash and cash equivalents and investments in what we believe are high credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available for sale securities. As of September 30, 2008, our investments included $28.4 million in an enhanced cash investment fund and $29.5 million in a money market fund. The managers of each of these funds have limited immediate redemptions and we have classified $9.8 million of our investments in the enhanced cash investment fund and money market fund as long-term as of September 30, 2008. During the first nine months of 2008, we recorded a $2.2 million charge to interest income for realized and unrealized losses on these funds.

We enter into various derivative financial instruments with financial institutions to seek to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We enter into both fuel related swap and option derivative financial arrangements. We do not hold or issue derivative financial instruments for trading purposes. As of September 30, 2008, we have entered into fuel related swaps and option agreements, which pertain to 70.2 million gallons of our remaining projected 2008 fuel purchases, 120.1 million gallons of our projected 2009 fuel purchases, and 9.1 million gallons of our projected 2010 fuel purchases. Such agreements pertained to 83.6 percent of our projected October to December 2008 jet fuel requirements, 34.5 percent of our projected 2009 jet fuel requirements, and 2.6 percent of our projected 2010 jet fuel requirements.

Subsequent to September 30, 2008, we paid counterparties $27 million to unwind certain derivative contracts, which decreased the gallons under contract to 50.9 percent and 30.1 percent of our total remaining projected 2008 and total projected 2009 fuel consumption, respectively. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Certain of the existing derivative financial arrangements provide the counterparty with the contractual option to extend the arrangement by obligating us to enter into an additional derivative financial arrangement with the same terms upon the expiration of the initial arrangement. At the current market price of crude oil, we anticipate that these contracts will be extended. If extended, these contracts will increase the gallons under contract to 40.8 percent of our 2009 projected fuel consumption.

Fuel related derivative financial arrangements are accounted for as cash flow hedges under SFAS 133 when the required accounting documentation is in place and when the derivative arrangement has been analytically demonstrated to be effective. The ineffective portion of changes in unrealized (gain) loss of each such derivative is recognized in other (income) expense, and the effective portion of the change in unrealized (gain) loss is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings during the period in which the hedged transaction affects earnings. Realized and unrealized gains and losses on derivatives that do not qualify for hedge accounting are recognized in other (income) expense. Sold calls and derivatives using crude oil as the underlying commodity do not qualify for hedge accounting. During the three months ended September 30, 2008, we recognized non-operating losses related to derivatives that do not qualify for hedge accounting and ineffectiveness on derivatives that qualify for hedge accounting of $41.5 million, consisting of $14.0 million of net realized gains and $55.5 million of net unrealized losses on derivative instruments where the derivative contract will settle or expire in future periods. During the nine months ended September 30, 2008, we recognized non-operating losses related to derivatives that do not qualify for hedge accounting and ineffectiveness on derivatives that qualify for hedge accounting of $3.2 million, consisting of $23.4 million of net realized gains and $26.6 million of net unrealized losses on derivative instruments where the derivative contract will settle or expire in future periods.

We have interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the next 12 years, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire in 2018 and 2019, we pay fixed rates between 4.560 percent and 5.085 percent and receive the London InterBank Offered Rate (LIBOR) for U.S. dollar deposits every three months. The notional amount of outstanding debt related to the interest rate swaps as of September 30, 2008 was $180.7 million. The primary objective for our use of interest rate swaps is to reduce the impact on our operating results of the volatility of interest rates. These interest rate swap arrangements are accounted for as cash flow hedges under SFAS 133 when the required accounting documentation is in place and when the derivative arrangement has been analytically demonstrated to be effective. The ineffective portion of the change in unrealized (gain) loss of each derivative is recognized in other (income) expense, and the effective portion of the change in unrealized (gain) loss is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings during the period in which the hedged transaction affects earnings.

The following table summarizes the fair value of our derivative financial instruments (dollars in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30, 2008 Fair Value (1)	December 31, 2007 Fair Value (1)	Balance Sheet Location	September 30, 2008 Fair Value (1)	December 31, 2007 Fair Value (1)
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Derivative asset - current	$—	$—	Derivative liability - current	$(2,990)	$—
Interest rate contracts	Derivative asset - noncurrent	—	—	Derivative liability - noncurrent	(4,229)	(4,755)
Jet-fuel swaps and options	Derivative asset - current	11,418	14,970	Derivative liability - current	—	—
Jet-fuel swaps and options	Other Assets	1,507	—	Derivative liability - noncurrent	—	—

Total derivatives designated as hedging instruments under SFAS 133		12,925	14,970		(7,219)	(4,755)

Derivatives not designated as hedging instruments under SFAS 133
Jet-fuel options	Derivative asset - current	(7,129)	(7,133)	Derivative liability - current	—	—
Jet-fuel options	Other Assets	(1,237)	—	Derivative liability - noncurrent	—	—
Crude swaps and options	Derivative asset - current	7,459	5,198	Derivative liability - current	(16,607)	—
Crude swaps and options	Other Assets	11	—	Derivative liability - noncurrent	(1,446)	—
Other	Derivative asset - current	3,334	—	Derivative liability - current	(11)	—

Total derivatives not designated as hedging instruments under SFAS 133		2,438	(1,935)		(18,064)	—

Total derivatives		$15,363	$13,035		$(25,283)	$(4,755)

(1)	Fair value includes any premiums paid or received, unrealized gains and losses, and any amounts receivable or payable from or to counterparties.

Liability and asset amounts are netted against each other for financial reporting purposes for all options entered into as one trade.

The following tables summarize the effects of derivative financial instruments (dollars in thousands) on the Statements of Operations for the three and nine-month periods ended September 30, 2008 and 2007:

	Three-months ended September 30, 2008 and 2007
	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Location of (Gain) Loss reclassified from accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from OCI into income (effective portion)		Location of (Gain) Loss recognized in income on derivatives (ineffective portion)	Amount of (gain) loss recognized in income on derivatives (ineffective portion)
	2008	2007		2008	2007		2008	2007
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$1,900	$1,966	Interest expense	$36	$—	Interest expense	$—	$—
Jet-fuel swaps and options	19,641	(1,772)	Aircraft fuel	(1,915)	(7,319)	Net (gains) losses on derivative financial instruments	229	(3,800)

Total derivatives designated as hedging instruments under SFAS 133	$21,541	$194		$(1,879)	$(7,319)		$229	$(3,800)

	Amount of (gain) loss recognized in income on derivative		Location of (Gain) Loss recognized in income on derivative
	2008	2007
Derivatives not designated as hedging instruments under SFAS133
Jet-fuel options	$(14,796)	$2,204	Net (gains) losses on derivative financial instruments
Crude swaps and options	59,025	—	Net (gains) losses on derivative financial instruments
Other	(2,938)	—	Net (gains) losses on derivative financial instruments

Total derivatives not designated as hedging instruments under SFAS 133	$41,291	$2,204

	Nine-months ended September 30, 2008 and 2007
	Amount of (gain) loss recognized in OCI on derivatives (effective portion)		Location of (Gain) Loss reclassified from accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from OCI into income (effective portion)		Location of (Gain) Loss recognized in income on derivatives (ineffective portion)	Amount of (gain) loss recognized in income on derivatives (ineffective portion)
	2008	2007		2008	2007		2008	2007
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$1,936	$(145)	Interest expense	$126	$—	Interest expense	$(46)	$—
Jet-fuel swaps and options	(21,232)	(12,327)	Aircraft fuel	(11,133)	(9,513)	Net (gains) losses on derivative financial instruments	1,233	(4,341)

Total derivatives designated as hedging instruments under SFAS 133	$(19,296)	$(12,472)		$(11,007)	$(9,513)		$1,187	$(4,341)

	Amount of (gain) loss recognized in income on derivative		Location of (Gain) Loss recognized in income on derivative
	2008	2007
Derivatives not designated as hedging instruments under SFAS 133
Jet-fuel options	$11,771	$2,901	Net (gains) losses on derivative financial instruments
Crude swaps and options	(6,870)	—	Net (gains) losses on derivative financial instruments
Other	(2,938)	—	Net (gains) losses on derivative financial instruments

Total derivatives not designated as hedging instruments under SFAS 133	$1,963	$2,901

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. As of September 30, 2008, we provided counterparties with collateral aggregating $16.5 million. As of October 31, 2008, the collateral that we had provided to the counterparties increased to $79.6 million largely as a consequence of the increase in the aggregate net fair value of our fuel related derivative financial instrument obligations. The collateral is classified as restricted cash if the funds are held in our name and is classified as accounts receivable if the funds are held by the counterparty; for financial reporting purposes we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability.

Note 7—Fair Value Measurements

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

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques noted in SFAS 157. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets and (liabilities) measured at fair value on a recurring basis during the period were as follows (in thousands):

(in thousands)	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Short-term investments	$48,135	$—	$48,135	$—	Market
Long-term investments	9,834	—	9,834	—	Market
Interest rate derivatives	(7,219)	—	(7,219)	—	Market
Fuel derivatives	(2,702)	—	—	(2,702)	Market

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2008 through September 30, 2008 is as follows (in thousands):

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel related derivative asset (liability):
Balance at January 1, 2008	$13,035
Total gains or (losses) (realized and unrealized):
Included in earnings	10,207
Included in other comprehensive income	10,099
Purchases, issuances, and settlements	(36,043)

Balance at September 30, 2008	$(2,702)

The amount of total (gains) or losses for the nine months ended September 30, 2008, included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$4,362

Note 8—Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of Accumulated other comprehensive income (loss), are as follows (in thousands):

	Unrealized gain (loss) on derivative instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2008	$1,117	$233	$1,350
Changes in fair value, net of income taxes	12,091	—	12,091
Reclassification to earnings, net of income taxes	(6,910)	59	(6,851)

Balance at September 30, 2008	$6,298	$292	$6,590

Total comprehensive income (loss) was $(121.7) million and $(150.2) million for the three and nine months ended September 30, 2008, respectively, and $5.9 million and $61.3 million for the three and nine months ended September 30, 2007, respectively.

Note 9—Income Tax Expense

Our effective rate was 12.5 percent for the nine months ended September 30, 2008 compared to 37.7 percent for the nine months ended September 30, 2007. Our effective tax rate can differ from the 37.5 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.5 percent state statutory rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. In addition, during the nine months ended September 30, 2008, we recorded an $8.4 million charge to write-off all of the carrying value of our goodwill. Because this write-off is not deductible for income tax purposes, we did not record a tax benefit and consequently our effective tax rate was reduced.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses over the past three years, and that we are therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. Consequently, our effective tax rate for the nine months ended September 30, 2008 was substantially lower than the statutory rate and our effective tax rate for the third quarter was near zero. As of September 30, 2008, we had recorded $42.4 million of valuation allowance related to our net deferred tax assets.

Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section: (i) has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document, in addition to our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the U.S. Securities & Exchange Commission; and (ii) is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in or subsequent to such Annual Report. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels and fare levels, actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the cost and availability of aviation fuel. Our forward-looking statements can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon, or comparable terminology. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as may be required by law.

OVERVIEW

After a successful 2007, during which we earned net income of $53 million, we planned to grow our 2008 capacity (as measured by available seat miles) between ten and twelve percent. Our original 2008 strategy was based on a strong U.S. economy and jet fuel prices consistent with 2007 levels. However, during 2008, the economic environment has deteriorated significantly, average jet fuel prices increased dramatically and the credit markets have tightened. During the first ten months of 2008 we undertook a variety of actions to respond to the challenges of the high cost of jet fuel we encountered and deteriorating U.S. economic environment including: reducing capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; completing a sale-leaseback transaction for three aircraft engines; deferring other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of derivative financial arrangements to hedge the cost of fuel; and managing our costs and headcount. We executed capital market transactions aggregating $375 million, comprised of: obtaining a letter of credit facility to reduce our exposure to holdbacks by a credit card processor; arranging a $90 million revolving line of credit; and obtaining additional capital via the placement of convertible debt and common equity securities.

We have not been able to increase unit revenues sufficiently to offset the impact of the dramatic increase in fuel prices. Although we took substantial actions to moderate our growth in the last three and nine months, our ability to increase unit revenues was hindered in part by the level of pre-planned growth for the first nine months. As we reduce capacity commencing in September 2008, we believe our ability to increase unit revenues should improve; however, it is not certain whether near term increases in unit revenues will be sufficient to fully mitigate the impacts of high jet fuel prices. Worsening macroeconomic conditions may adversely impact our near term revenues.

Although our average cost of jet fuel remains at historically high levels, jet fuel prices have recently decreased substantially to levels which are somewhat less than a year ago levels and which, if sustained, would reduce the amount we pay for jet fuel. One effect of the recent decreases in the price of crude oil and jet fuel has been the need for us to post significant cash collateral related to certain of our fuel related derivative agreements.

In light of the decline in fuel prices we have elected to use a portion of our unrestricted cash to unwind certain of our other derivative agreements. We believe our operating results will be significantly improved, as compared to what they would have otherwise been, as a result of actions taken earlier this year. Ultimately, our operating results and cash flows for the remainder of 2008 and beyond will be determined in large part by jet fuel prices, our ability to increase unit revenues during the balance of the year and the economic environment.

Pursuant to our initiatives for responding to the high-cost and price volatility of jet fuel, we have recast our growth plans. In this regard, we have completed a comprehensive review of our future fleet and capacity plans and we are taking a number of steps to better match our capacity to the current and expected future environment. We have revised our planned level of flying commencing in the last quarter of 2008 to a reduction of between six and seven percent compared to the same period in 2007. We also intend to reduce planned capacity in 2009 to a reduction of between three and seven percent. We have revised our fleet plan and based on scheduled and or planned fleet actions we expect to end 2008 with no more than 136 aircraft. As of October 31, 2008, among the steps we have taken or are taking to achieve our targeted levels of future operations are the following:

•	We have entered into agreements to defer deliveries of 36 new B737 aircraft.

•

We have agreements in place to sell the two B737 aircraft originally scheduled for delivery in December 2008; however, due to the labor work stoppage at Boeing, the actual timing of the aircraft deliveries is expected to occur in 2009. The expected sale of these two aircraft should result in a cash gain and we will avoid the need to incur additional debt and invest cash resources in such aircraft.

•

We have sold three used B737 aircraft in October 2008. During the three months ended December 31, 2008, we expect to recognize a gain of approximately $1.3 million related to the sale of these three aircraft.

Jet fuel prices during the first nine months of 2008 were at record high levels. For example, the average market price (before taxes and fees) of Gulf Coast jet fuel increased to $3.32 per gallon for the nine months ended September 30, 2008 compared to an average 2007 price per gallon of $2.13. Despite increasing fuel surcharges and fares and adding or increasing fees, we were unable to increase our revenue sufficiently to keep pace with escalated fuel costs. While jet fuel prices have recently declined substantially to $2.09 per gallon as of October 31, 2008 (before taxes and fees), any significant increase in fuel prices will adversely impact our results of operations. For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the last three months of 2008 and for 2009, before the impact of our derivative financial instruments, would increase $2.1 million and $8.6 million, respectively, based on projected levels of operations. We continue to hedge our fuel exposure with a portfolio of swaps and various types of options using both crude oil and jet fuel as the underlying commodity and have experienced some success in mitigating what would have been the impact of unhedged prices on our operations. One effect of the recent decreases in the price of crude oil and jet fuel has been the need for us to post significant cash collateral related to certain of our fuel related derivative agreements. In light of the decline in fuel prices we have elected to use a portion of our unrestricted cash to unwind certain of our other derivative agreements. During October 2008, we paid counterparties $27 million to unwind certain derivative financial arrangements which decreased the gallons under hedges to approximately 50.9 percent of our expected fuel requirements for the remainder of 2008 and approximately 30.1 percent of our expected 2009 fuel requirements, which will provide partial protection against price increases. However, our portfolio contains a variety of compound financial instruments including sold calls, which tend to limit the cash benefit of our hedges if jet fuel and crude oil prices increase beyond the call strike prices.

Based on our current projections, we expect capacity, as measured by available seat miles to decrease by approximately six to seven percent for the remainder of 2008 when measured against the analogous previous period in 2007. We expect that our capacity in 2009 when compared to 2008 will also decrease by between three and seven percent. Non-fuel unit operating cost per ASM is expected to increase five to six percent for the fourth quarter of 2008 and compared to the analogous previous period.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

The table below sets forth selected financial and operating data for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Percentage Increase (Decrease)
	2008		2007
Revenue passengers	6,612,928		6,442,786		2.6
Revenue passenger miles (RPM) (000s)(1)	5,260,949		4,808,682		9.4
Available seat miles (ASM) (000s) (2)	6,221,858		6,005,231		3.6
Passenger load factor(3)	84.6 percent		80.1 percent		4.5	pts
Break-even load factor(4)	98.7 percent		77.7 percent		21.0	pts
Average fare (excluding transportation taxes)(5)	$96.07		$90.11		6.6
Average yield per RPM(6)	12.08	¢	12.07	¢	0.1
Passenger revenue per ASM (passenger RASM)(7)	10.21	¢	9.67	¢	5.6
Total revenue per ASM (total RASM)(8)	10.82	¢	10.13	¢	6.8
Operating cost per ASM (CASM)(9)	11.56	¢	9.49	¢	21.8
Gallons of fuel consumed (000’s)	95,303		95,339		0.0
Average stage length (miles)(10)	745		710		4.9
Average passenger length of haul(11)	796		746		6.7
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$3.82		$2.25		69.8
Average daily utilization (hours: minutes)(12)	11:12		11:12		—
Number of operating aircraft in fleet at end of period	139		137		1.5

	Nine Months Ended September 30,				Percentage Increase (Decrease)
	2008		2007
Revenue passengers	18,864,674		17,845,917		5.7
Revenue passenger miles (RPM) (000s)(1)	14,737,024		12,984,173		13.5
Available seat miles (ASM) (000s) (2)	18,450,013		16,960,337		8.8
Passenger load factor(3)	79.9 percent		76.6 percent		3.3	pts
Break-even load factor(4)	87.5 percent		72.5 percent		15.0	pts
Average fare (excluding transportation taxes)(5)	$98.62		$92.18		7.0
Average yield per RPM(6)	12.62	¢	12.67	¢	(0.4)
Passenger revenue per ASM (passenger RASM)(7)	10.08	¢	9.70	¢	3.9
Total revenue per ASM (total RASM)(8)	10.64	¢	10.18	¢	4.5
Operating cost per ASM (CASM)(9)	11.33	¢	9.42	¢	20.3
Gallons of fuel consumed (000’s)	283,169		269,451		5.1
Average stage length (miles)(10)	737		694		6.2
Average passenger length of haul(11)	781		728		7.3
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$3.53		$2.16		63.4
Average daily utilization (hours:minutes)(12)	11:12		11:06		0.9
Number of operating aircraft in fleet at end of period	139		137		1.5

(1)	The number of revenue miles flown by revenue passengers
(2)	The number of seats available for passengers multiplied by the number of schedule miles each seat is flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis
(5)	Passenger revenue divided by total passengers
(6)	Passenger revenue divided by RPMs
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
(10)	Total aircraft miles flown divided by departures
(11)	RPMs divided by revenue passengers
(12)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended September 30, 2008 and 2007

Summary

The third quarter of 2008 was a challenging quarter for us because the price of jet fuel, which is our largest expense, reached record-high levels early in the quarter and remained high throughout the quarter. The record high fuel prices coupled with weak economic conditions caused us to incur a loss for the third quarter of 2008.

During the three months ended September 30, 2008, we reported an operating loss of $46.1 million, net loss of $107.1 million, and diluted loss per common share of $0.91. Included in our results for the three months ended September 30, 2008 are gains on the sale of three aircraft of $10.4 million and non-operating expense on derivative financial instruments of $41.5 million. The third quarter 2008 operating loss was attributable to increased jet fuel costs per gallon. While total revenue per available seat mile (total RASM) increased 6.8 percent, the unit revenue increase was not sufficient to offset the impact of the 63.4 percent increase in fuel costs per available seat mile (ASM) compared to the prior period a year ago. During the three months ended September 30, 2007, we reported operating income of $38.5 million, net income of $10.6 million, and diluted earnings per common share of $0.11. Included in our results for the three months ended September 30, 2007 is a non-operating charge of $10.7 million to expense the costs we incurred in connection with our exchange offer for the outstanding shares of Midwest Air Group (Midwest) which we withdrew in August 2007.

Operating Revenues

Our operating revenues for the three months ended September 30, 2008 increased $64.7 million (10.6 percent), primarily due to a 9.4 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 9.4 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), resulting in a third quarter load factor of 84.6 percent, a 4.5 point increase over 2007. Average yield per RPM was 12.08 cents, 0.1 percent higher than the analogous period in 2007. The relatively flat yield combined with the increased load produced passenger revenue per ASM (passenger RASM) of 10.21 cents, a 5.6 percent increase versus the third quarter 2007. Our revenue performance did improve throughout the quarter, especially in September 2008; our September 2008 passenger RASM increased 13.3 percent compared to September 2007. Our September unit revenue performance was aided by a nearly 10 percent reduction in capacity. Total unit revenue for the quarter increased 6.8 percent versus the prior year period to 10.82 cents.

During the three months ended September 30, 2008, we continued to moderate our growth by selling three B737 aircraft and returning one leased B717 aircraft to the lessor, bringing our total fleet to 139 aircraft at period end. Since September 30, 2007, we have placed four B737 aircraft into service. As a result, our capacity, as measured by available seat miles (ASMs), increased 3.6 percent. Our traffic, as measured by RPMs, increased 9.4 percent, resulting in a 4.5 percentage point increase in passenger load factor to 84.6 percent.

Other revenues for the three months ended September 30, 2008 increased $10.0 million (35.6 percent). Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, excess baggage fees, and other miscellaneous revenues. The increase in other revenues is attributable primarily to increases in direct booking fees, unaccompanied minor fees, change and cancellation fees and excess baggage fees. In addition, in late 2007 we ceased offering cargo services. Other revenues for the three months ended September 30, 2007 included $1.1 million of cargo revenue.

Operating Expenses

Our operating expenses for the three months ended September 30, 2008 increased $149.3 million (26.2 percent) and increased 21.8 percent on an operating cost per ASM (CASM) basis. Our financial results were significantly affected by changes in the price of fuel.

In general, our operating expenses are significantly affected by changes in the cost of aviation fuel and our capacity, as measured by ASMs. The following table presents our unit costs, or CASM, for the indicated periods:

	Three Months Ended September 30,				Percentage Increase (Decrease)
	2008		2007
Aircraft fuel	5.85	¢	3.58	¢	63.4
Salaries, wages and benefits	1.93		1.98		(2.5)
Aircraft rent	0.97		1.01		(4.0)
Maintenance, materials and repairs	0.64		0.67		(4.5)
Distribution	0.43		0.38		13.2
Landing fees and other rents	0.58		0.52		11.5
Aircraft insurance and security services	0.09		0.10		(10.0)
Marketing and advertising	0.16		0.17		(5.9)
Depreciation	0.25		0.22		13.6
Gain on sale of aircraft	(0.17)		—		—
Other operating	0.83		0.86		(3.5)

Total CASM	11.56	¢	9.49	¢	21.8

Aircraft fuel increased 63.4 percent on a cost per ASM basis. Our fuel cost per gallon, including taxes and into-plane fees, increased 69.8 percent from $2.25 for the three months ended September 30, 2007, to $3.82 for the three months ended September 30, 2008. We realized a $1.9 million gain from fuel related derivative financial instruments which reduced fuel expense during the three months ended September 30, 2008.

Aircraft rent decreased 4.0 percent on a cost per ASM basis. Since September 30, 2007, we have placed four B737 aircraft into service, none of which were leased.

Distribution increased 13.2 percent primarily due to higher credit card fees paid to various credit card companies.

Landing fees and other rents increased 11.5 percent primarily due to facility rental rate increases by various airports.

Aircraft insurance and security services decreased 10.0 percent primarily due to renegotiated lower rates for hull and liability insurance.

Marketing and advertising decreased 5.9 percent on a cost per ASM basis due to planned reductions in advertising and other marketing costs.

Depreciation increased 13.6 percent on a cost per ASM basis, primarily due to placing four owned B737 aircraft into service since September 30, 2007, and purchases of spare aircraft parts for our B737 aircraft fleet.

Gain on sale of aircraft for the three months ended September 30, 2008 was $10.4 million. During the quarter, we sold three B737 aircraft. There were no sales of aircraft during the three months ended September 30, 2007.

Other (Income) Expense

Other (income) expense, net increased by $39.2 million to $60.6 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. We reported losses on derivative financial instruments of $41.5 million for the three months ended September 30, 2008, which consisted of $14.0 million of realized gains and $55.5 million of unrealized losses on derivative instruments where the derivative settles or contract expires in future periods, compared to gains of $1.6 million for the three months ended September 30, 2007. Interest income decreased $4.6 million due to decreased interest rates and a charge of $1.3 million related to unrealized and realized losses on investments. Interest expense, including amortization of debt issuance costs, increased by $0.6 million primarily due to the effect of aircraft debt financings entered into during 2007 and 2008 and the interest expense associated with the 5.5% convertible senior notes issued in May 2008 offset by the impact of pay downs on various pre-delivery deposit financing. Included in interest expense is $1.5 million related to debt issuance cost written off and prepayment penalties related to debt repayments from three B737 aircraft sold during the three months ended September 30, 2008. Capitalized interest decreased by $1.5 million. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

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

Income Tax Expense

Because we recorded a valuation allowance related to our net deferred tax assets, our results for the three months ended September 30, 2008 did not include a tax benefit related to the loss incurred during the quarter. Consequently, our effective tax rate for the quarter was near zero.

For the nine months ended September 30, 2008 and 2007

Summary

We recorded an operating loss of $126.9 million, net loss of $155.4 million, and loss per diluted common share of $1.46 for the nine months ended September 30, 2008. Included in our results for the nine months ended September 30, 2008 are gains on the sale of aircraft of $17.7 million, an impairment charge to write-off goodwill of $8.4 million and a non-operating loss on derivative financial instruments of $3.2 million. For the comparative period in 2007, we recorded operating income of $129.3 million, net income of $54.9 million and diluted earnings per common share of $0.57. Included in our results for the nine months ended September 30, 2007 are gains on the sale of aircraft of $6.2 million and the write-off of $10.7 million of expenses related to the attempted acquisition of Midwest airlines.

Operating Revenues

Our operating revenues for the nine months ended September 30, 2008 increased $236.9 million (13.7 percent), primarily due to a 13.1 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 13.5 percent increase in passenger traffic as measured by revenue passenger miles (RPMs). Average yield per RPM was 12.62 cents, 0.4 percent lower than the analogous period in 2007. During the nine months ended September 30, 2008, our average passenger length of haul increased 7.3 percent; an increase in average passenger length of haul tends to increase average fare and tends to reduce average yield. Load factor increased to 79.9 percent, 3.3 points higher than the prior year period, resulting in a 3.9 percent increase in passenger revenue per ASM versus the first nine months of 2007. Total unit revenue increased 4.5 percent as a result of stronger loads and increases in ancillary revenues.

During the nine months ended September 30, 2008, we continued to moderate our growth by taking delivery of only eight B737 aircraft, selling five B737 aircraft, and returning one leased B717 aircraft to the lessor, bringing our total fleet to 139 aircraft at period end. Since September 30, 2007, we have placed four B737 aircraft into service. As a result, our capacity, as measured by available seat miles (ASMs), increased 8.8 percent. Our traffic, as measured by RPMs, increased 13.5 percent, resulting in a 3.3 percentage point increase in passenger load factor to 79.9 percent.

Other revenues for the nine months ended September 30, 2008 increased $21.5 million (26.5 percent). Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, additional and excess baggage fees, and other miscellaneous revenues. The increase in other revenues is attributable primarily to increases in direct booking fees, unaccompanied minors, change and cancellation fees, and excess baggage fees. In addition, in late 2007 we ceased offering cargo services. Other revenues for the nine months ended September 30, 2007 included $3.1 million of cargo revenue.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2008 increased $493.0 million (30.9 percent) and increased 20.3 percent on an operating cost per ASM (CASM) basis. Our financial results were significantly affected by changes in the price of fuel.

In general, our operating expenses are significantly affected by changes in the cost of aviation fuel and our capacity, as measured by ASMs. The following table presents our unit costs, or CASM, for the indicated periods:

	Nine Months Ended September 30,				Percentage Increase (Decrease)
	2008		2007
Aircraft fuel	5.42	¢	3.43	¢	58.0
Salaries, wages and benefits	1.96		1.99		(1.5)
Aircraft rent	0.99		1.07		(7.5)
Maintenance, materials and repairs	0.68		0.66		3.0
Distribution	0.42		0.39		7.7
Landing fees and other rents	0.57		0.53		7.5
Aircraft insurance and security services	0.09		0.11		(18.2)
Marketing and advertising	0.17		0.19		(10.5)
Depreciation	0.23		0.21		9.5
Gain on sale of aircraft	(0.10)		(0.04)		(150.0)
Impairment of goodwill	0.05		—		—
Other operating	0.85		0.88		(3.4)

Total CASM	11.33	¢	9.42	¢	20.3

Aircraft fuel increased 58.0 percent on a cost per ASM basis. Our fuel cost per gallon, including taxes and into-plane fees, increased 63.4 percent from $2.16 for the nine months ended September 30, 2007, to $3.53 for the nine months ended September 30, 2008. We realized a $13.4 million gain from fuel related derivative financial instruments which reduced fuel expense during the nine months ended September 30, 2008.

Aircraft rent decreased 7.5 percent on a cost per ASM basis. Since September 30, 2007, we have placed in service four B737 aircraft, none of which were lease financed.

Distribution increased 7.7 percent on a cost per ASM basis primarily due to higher credit card fees paid to various credit card companies.

Landing fees and other rents increased 7.5 percent due to facility rental rate increases imposed by various airports as well as an out of period assessment proposed in the first quarter 2008 by one airport authority.

Aircraft insurance and security services decreased 18.2 percent primarily due to renegotiated lower rates for hull and liability insurance.

Marketing and advertising decreased 10.5 percent on a cost per ASM basis. During the nine months ended September 30, 2007, we incurred incremental advertising and other marketing costs associated with commencing service to seven new locations. During the nine months ended September 30, 2008, we initiated service to three new locations.

Depreciation increased 9.5 percent on a cost per ASM basis, primarily due to placing four owned B737 aircraft into service since September 30, 2007, and purchases of spare aircraft parts for our B737 aircraft fleet.

Gain on sale of aircraft for the nine months ended September 30, 2008 was $17.7 million compared to $6.2 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, we sold five and two B737 aircraft, respectively.

Impairment of goodwill for the nine months ended September 30, 2008 was $8.4 million. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Because current adverse industry conditions and recent operating losses experienced by AirTran were indicators that our intangible assets may have been impaired, we prepared an assessment in accordance with SFAS 142 and concluded that all of our goodwill was impaired as of June 30, 2008, while our trademarks and trade names were not. Consequently, we recorded a charge of $8.4 million to write-off the carrying value of all of our goodwill during the nine months ended September 30, 2008.

Other (Income) Expense

Other (income) expense, net increased by $9.6 million to $50.8 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We reported losses on derivative financial instruments of $3.2 million for the nine months ended September 30, 2008, which consisted of $23.4 million of realized gains and $26.6 million of unrealized losses on derivative instruments where the derivative settles or contract expires in future periods, compared to gains of $1.4 million for the nine months ended September 30, 2007. Interest income decreased $10.6 million due to decreased interest rates. Also, during the nine months ended September 30 2008, we recorded a $2.2 million charge to interest income related to realized and unrealized losses on investments. Interest expense, including amortization of debt issuance costs, increased by $2.8 million primarily due to the effect of aircraft debt financings entered into during 2007 and 2008 and interest expense associated with the 5.5% convertible senior notes issued in May 2008. Included in interest expense is a $1.5 million charge related to debt issuance costs written off and prepayment penalties related to debt repayments from three B737 aircraft sold during the three months ended September 30, 2008. Capitalized interest decreased by $2.2 million. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery. Other (Income) Expense for the nine months ended September 30, 2007 includes $10.7 million to write-off the costs associated with the attempted acquisition of Midwest which was terminated in August 2007.

Income Tax Expense

Our effective rate was 12.5 percent and 37.7 percent for the nine months ended September 30, 2008 and 2007, respectively. Our effective tax rate can differ from the 37.5 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.5 percent effective state tax rate) due to changes in the valuations allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. Also, during the nine months ended September 30, 2008, we recorded an $8.4 million charge to write-off all of the carrying value of our goodwill. Because this write-off is not deductible for income tax purposes, we did not record a tax benefit and consequently our effective tax rate was reduced.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses over the past three years, and that we are therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. Consequently, our effective tax rate for the nine months ended September 30, 2008 was substantially lower than the statutory rate and our effective tax rate for the third quarter was near zero. As of September 30, 2008, we had recorded $42.4 million of valuation allowance related to our net deferred tax assets.

Regardless of the financial accounting for income taxes, our net operating loss carry-forwards are currently available for use on our income tax returns to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had aggregate unrestricted cash, cash equivalents, and short-term investments of $308.3 million ($318.1 million including long-term investments). As of September 30, 2008, we also had $84.2 million of restricted cash. During the nine months ended September 30, 2008, our primary sources of cash were from sales of aircraft and the issuance of debt and equity securities. Our primary uses were for cash used by operating activities, purchase of aircraft and repayment of debt.

As discussed below, in October 2008, we obtained a Revolving Line of Credit pursuant to which we are permitted to borrow up to $90 million for corporate purposes.

Year 2008 Cash Requirements and Potential Sources of Liquidity

Due largely to a dramatic increase in jet fuel prices we incurred a net loss before income taxes of $177.7 million for the nine months ended September 30, 2008. Although jet fuel remains at relatively high historical prices, prices for jet fuel have recently decreased substantially to levels which are somewhat less than prices of a year ago. Assuming prices remain at current levels and in light of our fuel needs, the price reductions should reduce our overall fuel costs. One effect of the recent decreases in the price of crude oil and jet fuel has been the need for us to post significant cash collateral related to certain of our fuel related derivative agreements. In light of the decline in fuel prices we have elected to use a portion of our unrestricted cash to unwind certain of our other derivative agreements. Our operating results and cash flows for the remainder of 2008 will be determined in large part by jet fuel prices and our ability to increase unit revenues during the balance of the year.

During the remainder of 2008, we will need cash for capital expenditures and debt maturities. We anticipate that during the remainder of 2008: expenditures for acquisition of other property and equipment will aggregate $8.1 million; expenditures for rotable parts will aggregate approximately $2.1 million. Excluding the payments associated with the two B737 aircraft originally scheduled for delivery in December 2008 which are being sold, payments of current maturities of existing debt and capital lease obligations will aggregate $15.1 million. As previously noted, the timing of the originally scheduled December 2008 aircraft deliveries is expected in 2009 due to the labor work stoppage at Boeing.

We believe we have various options available to meet our debt repayments, capital expenditures and operating commitments including internally generated funds and various financing or leasing options including the sale, lease or sublease of additional aircraft and borrowing ability under our new $90 million Revolving Line of Credit discussed below. However, our owned aircraft and our pre-delivery deposits are pledged as collateral for outstanding debt, and we have pledged—directly or indirectly—a variety of our assets, to collateralize our obligations under our new Letter of Credit and Revolving Line of Credit Facility. Additionally, current adverse capital market conditions make it difficult to arrange both secured and unsecured financing for both aircraft acquisitions and general corporate purposes. Therefore, financing may not be available or if available may not be available on terms we find acceptable. However we have taken a variety of actions, including the rescheduling of aircraft deliveries, which have significantly reduced our financing needs for the remainder of 2008 and 2009.

In response to the increased fuel prices, we have taken a number of steps to obtain and preserve cash resources during 2008. In the second quarter, we raised $101.8 million through the issuance of new debt, including a public offering of $74.8 million in convertible senior notes due in 2015. We also raised $75.6 million through the issuance of common stock, primarily through a public offering of 24.7 million shares of our common stock at a price of $3.20 per share.

Letter of Credit and Revolving Line of Credit Facility

In July 2008, we obtained a letter of credit facility which provides for a financial institution to issue letters of credit aggregating up to $150 million for the benefit of our largest credit card processor. In October 2008, such agreement was amended and restated to provide for a combined letter of credit and revolving line of credit facility (the Letter of Credit and Revolving Line of Credit Facility) in an aggregate amount outstanding at any one time not to exceed $215 million. Under the Letter of Credit and Revolving Loan Facility we are permitted to borrow, upon three days notice, until April 30, 2010 (the Expiration Date), up to $90 million for general corporate purposes, and we are entitled to the issuance by a financial institution, until 30 days prior to the Expiration Date, of letters of credit for the benefit of one or more of our credit card processors, including the letter of credit outstanding pursuant to the letter of credit facility in effect prior to the amendment (the Initial Letter of Credit), in an aggregate amount outstanding that does not exceed the amount by which $215 million exceeds the aggregate amount borrowed and outstanding under the Letter of Credit and Revolving Loan Facility, provided that the estimated value of the collateral securing the Letter of Credit and Revolving Line of Credit Facility exceeds the sum of outstanding letters of credit and amounts borrowed under the Revolving Line of Credit. Amounts borrowed under the Revolving Line of Credit bear interest at a rate of 12 percent per annum and must be repaid to the extent that our aggregate unrestricted cash and investment amount exceeds $305 million at any time. We may borrow up to twice a month and are permitted to repay amounts borrowed at any time without penalty. As of November 4, 2008, we had no outstanding borrowings under the Revolving Line of Credit. Our obligations under the Letter of Credit and Revolving Line of Credit Facility are secured by the pledge of — directly or indirectly — our accounts receivable; ground equipment; aircraft parts; certain inventory; our residual interest in owned B717 aircraft; certain real property assets, and certain other assets, including various contract rights which include but are not limited to rights under certain purchase and sales agreements for aircraft and derivative financial instruments. Our obligations rank senior in right of payment to the subordinated indebtedness of the company and rank equally with senior indebtedness of the company. The Letter of Credit and Revolving Line of Credit Facility includes various covenants, including limitations on dividends and distributions, limitations on the incurrence of indebtedness, and limitations on mergers and acquisitions. In the event of a change in control, as defined, the lender may require us to post cash collateral to secure the letter of credit obligations and require us to repay outstanding loans under the Revolving Line of Credit. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising during the period of exposure to be covered by the letter of credit, which, in the case of the Initial Letter of Credit, will end December 31, 2008, but is subject to periodic extensions, at the discretion of the lender, ending not later than December 31, 2009, and is subject to earlier termination upon the occurrence of a material adverse change in our respective financial conditions or other like event. We expect that the period of exposure to be covered by the initial letter of credit will be periodically extended through December 31, 2009, in the absence of a material adverse change in our respective financial conditions or other like event. The Initial Letter of Credit will expire no later than eighteen months after the end of the period of exposure covered. The periods of exposure to be covered by, and expiration dates of, subsequently issued letters of credit will be determined by mutual agreement between the lender and us.

In connection with the Letter of Credit and Revolving Line of Credit Facility, on October 31, 2008, we issued warrants to purchase approximately 4.7 million shares of our common stock for $4.49 per share. The number of shares issuable pursuant to the warrants is subject to adjustments for certain dilutive events as defined. The warrants expire on October 31, 2011.

We have agreements with organizations that process credit card transactions arising from purchasing air travel by customers of Airways. Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to the Company (i.e., a “holdback”). Holdbacks are classified as restricted cash on our consolidated balance sheet. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us.

In July and September 2008, we amended our agreements with our two largest credit card processors (based on volumes processed for us). The agreement with our largest credit card processor expires December 31, 2009. Each of the amended agreements provides that a processor may hold back amounts that would otherwise be remitted to us in the event that, among other things, our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels, or a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. The amount that each processor is entitled to hold back is determined by a combination of the level of our aggregate unrestricted cash and investments and our profitability. If our aggregate unrestricted cash and investments (as defined) is less than the specified amounts at specified monthly testing dates, each processor is entitled to increase amounts held back to specified percentages (ranging from 25% to 100%) of its exposure to credit card chargebacks. To the extent such increases are funded with unrestricted cash, the resultant reduced levels of unrestricted cash and investments may trigger incremental holdback requirements under each of the two processing agreements.

We have the contractual right to reduce the amounts which are otherwise withheld by our largest credit card processor to the extent that we provide the processor with a letter or letters of credit. As discussed above, in August 2008, we obtained a $150 million letter of credit for the benefit of our largest credit card processor. As a result all cash then held by our largest processor was remitted to us. On October 31, 2008, the letter of credit amount was reduced at the request of the Company to $125 million in conjunction with the amendment and restatement of the original facility.

As of September 30, 2008, we had advanced ticket sales of approximately $334 million related to all credit card sales. As of September 30, 2008, we were in compliance with our processing agreements and based on our level of profitability and unrestricted cash and investments, as defined, our two largest processors were entitled to holdback 50% of their exposure to credit card chargebacks. Had we not been in compliance with the agreements, or if our level of unrestricted cash and investments, as defined was lower, our potential cash exposure to additional holdbacks by our largest two credit card processors based on advanced ticket sales as of September 30, 2008, after considering the $150 million letter of credit issued in favor of our largest credit card processor, was up to a maximum of $117 million. Our levels of unrestricted cash and air traffic liability are highly seasonal reaching their highest levels in the early summer and late fall and reaching their lowest levels in the winter; accordingly the amounts potentially withheld by our credit card processors are also higher, and in some cases substantially higher, during certain times of the year. Our future aggregate cash and investments will be dependent on, among other factors, our future profitability, including the price of fuel and the extent of cash collateral related to derivative financial instruments we may be required to fund, the level of advance ticket sales, our borrowing availability under our new Line of Credit, and the continued availability of our Letter of Credit Facility. While a decrease in our unrestricted cash and investments could result in additional amounts being withheld by our credit card processors, to the extent that we achieve specified aggregate unrestricted cash and investment amounts and profitability levels, each agreement also provides for a reduction or elimination of the percent that each processor is currently entitled to holdback.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of September 30, 2008, we provided counterparties with collateral aggregating $16.5 million. As of October 31, 2008 the collateral that we provided counterparties increased to $79.6 million largely as a consequence of the increase in the aggregate net fair value of our fuel related derivative financial instrument obligations. The collateral is classified as restricted cash if the funds are held in our name and is classified as accounts receivable if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide additional collateral to counterparties which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100% of our fuel requirements, over time a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices tends to cause a net use of cash in the period when prices decrease. See ITEM 3 “QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK” for additional information about our fuel related derivative financial instruments.

Absent the occurrence of adverse events, many of which are outside of our direct control, such as additional terrorist attacks, hostilities involving the United States or significant increases in fuel prices or fuel price volatility, we currently believe that our existing liquidity and projected 2008 cash flows will be sufficient to fund our current operations and other financial obligations through December 2008. Although we believe our financial projections are reasonable, one or more events or a combination of one or more events, many of which are outside of our direct control, may cause our actual results and available liquidity and cash flows to be materially different from our projections. Such events could include not only the events noted above and discussed elsewhere in this quarterly report or in our discussion of Risk Factors but also the inability to meet our revenue expectations either in the current unfavorable or a worsening economic environment, increases in collateral required to be posted pursuant to derivative financial instrument agreements, significant increases in jet fuel prices, or the holdback of additional amounts under the terms of our agreements with organizations that process credit card transactions arising from purchases of air travel by our customers. Our ability to fund our operations, increase unit revenues and meet our other financial commitments in 2009 will in large part be dependent on fuel prices, the competitive environment and macroeconomic conditions at the time. For a further discussion of the risks of our business, see “Risk Factors” incorporated by reference herein.

Year to Date 2008 Cash Flows

Operating activities during the first nine months of 2008 used $105.3 million of net cash compared to providing $171.9 million during the analogous period in 2007. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the nine months ended September 30, 2008, we reported a net loss of $155.4 million compared to net income of $54.9 million for the nine months ended September 30, 2007. The loss negatively impacted net cash used for operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, fluctuate seasonally and also provide cash as we grow and consequently receive additional cash for future travel. This source of cash will decline or change to a use to the extent we slow or reverse our growth or the amounts held back by our credit card processors increase. During the nine months ended September 30, 2008 and 2007, our air traffic liability balance increased $97.6 million and $93.9 million, respectively, contributing to net cash flow from operating activities. During the nine months ended September 30, 2008 restricted cash increased by $54.5 million primarily due to cash remittances held back by credit card processors and cash collateral deposits remitted by us to counterparties to certain derivative financial instrument arrangements. Changes in accounts payable, accrued and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During the nine months ended September 30, 2008, the $11.5 million increase in accounts payable and accrued and other liabilities contributed to net cash flow from operating activities. Accounts payable and accrued and other liabilities increased during the period primarily due to liabilities to governmental authorities for taxes and fees that we collected on their behalf and various other liabilities. During the nine months ended September 30, 2007, the $44.3 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

We used cash to increase other assets by $8.9 million and $39.8 million during the nine months ended September 30, 2008 and 2007, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Additionally, a $19.5 million increase in prepaid and stored fuel required the use of cash during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, a $12.6 million increase in prepaid and stored fuel decreased net cash provided by operating activities.

Investing activities during the nine months ended September 30, 2008 provided $187.7 million in net cash compared to the $124.9 million used during the similar period in 2007. Investing activities include sales and purchases of available for sale securities, expenditures for aircraft deposits, the purchase of aircraft and other property and equipment, and 2007 deferred costs related to the attempted acquisition of Midwest.

All of our investments are classified as available for sale securities. During the nine months ended September 30, 2008, sales of available for sale securities exceeded purchases of available for sale securities. As of September 30, 2008, our investments included $28.4 million in an enhanced cash investment fund and $29.5 million in a money market fund. The managers of each of these funds have limited immediate redemptions and we have classified $9.8 million of our investments in the funds as long-term as of September 30, 2008.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of refunded deposits in the aircraft. During the nine months ended September 30, 2008, we paid $51.0 million in new aircraft deposits and received $103.1 million in previously paid deposits. Included in the amount we received in previously paid deposits was $57.8 million related to an agreement to defer delivery of B737 aircraft. During the nine months ended September 30, 2008, we purchased eight B737 aircraft, of which two were sold immediately upon delivery and two were sold subsequent to delivery. We expended $113.6 million in cash and incurred $178.6 million of debt related to the acquisition of the eight purchased aircraft. During the nine months ended September 30, 2007, we purchased twelve B737 aircraft, of which two were sold immediately upon delivery. We expended $139.6 million in cash and incurred $293.7 million of debt related to the acquisition of these aircraft.

During the nine months ended September 30, 2008, we received $199.5 million related to the sale of five B737 aircraft. The cash benefit realized, net of related debt payments and return of aircraft pre-delivery deposits, was $25.6 million. Additionally we received $6.7 million in deposits related to the sale of five B737 aircraft with sales dates in the fourth quarter of 2008.

During the nine months ended September 30, 2008, we expended $17.2 million in cash for the acquisition of other property and equipment. Acquisitions of other property and equipment included purchases of rotable spare parts, additions to leasehold improvements, and the purchases of ground and computer equipment. During the nine months ended September 30, 2007, we expended $18.7 million in cash for the acquisition of other property and equipment.

Financing activities used $29.1 million of net cash during the nine months ended September 30, 2008 compared to using cash of $42.1 million in the similar period in 2007. During the nine months ended September 30, 2008, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $32.7 million and repaid $87.4 million of pre-delivery deposit debt financing. During the nine months ended September 30, 2008, we repaid $128.8 million of aircraft purchase debt financing, of which prepayments of $83.8 million were a result of three aircraft sales during the nine months ended September 30, 2008. Also, during the first nine months of 2008, we borrowed $178.6 million in non-cash transactions to finance the purchase of six B737 aircraft. During the first nine months of 2007, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $46.7 million and repaid $84.7 million of pre-delivery deposit debt financing. Also, during the first nine months of 2007, we borrowed $293.7 million in non-cash transactions to finance the purchase of eight B737 aircraft. See Note 5 to Condensed Consolidated Financial Statements for additional information regarding our outstanding debt.

During the second quarter 2008, we completed two other financings. The proceeds were used to improve our overall liquidity and for general corporate purposes. On April 30, 2008, we completed a public offering of $74.8 million in convertible senior notes due in 2015. Such notes bear interest at 5.5% payable semi-annually, in arrears, on April 15 and October 15. The 5.5% notes are senior unsecured obligations of Holdings and rank equally with all existing and future senior unsecured obligations of Holdings. We placed approximately $12.3 million of the proceeds of the offering in an escrow account with the trustee. Funds in the escrow account are invested in government securities and will be used to make the first six scheduled semi-annual interest payments on the notes, and these payments are secured by a pledge of the assets in escrow. On May 1, 2008, we completed a public offering of 24.7 million shares of our common stock at a price of $3.20 per share, receiving net proceeds of approximately $74.7 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

In August 2008, we entered into an amendment to our agreement with a co-branded credit card issuer to sell a specified number of pre-award frequent flyer credits. In September 2008, we received $10.0 million related to an initial early purchase of credits and, during the three months ended December 31, 2008, we will receive up to an additional $10.0 million related to a second early purchase of frequent flyer credits, subject to meeting various covenants.

During the nine months ended September 30, 2008 and 2007, we received $1.3 million and $1.8 million, respectively, from the issuance of common stock related to the exercise of options and employee stock purchase plan.

Summary of Financial Statement Impacts of Fuel Related Derivative Financial Instruments

We enter into fuel related derivative financial instruments to reduce the ultimate variability of cash flows associated with fluctuations in jet-fuel prices. The financial accounting for fuel related derivatives is discussed in Note 6 “Financial Instruments” to Condensed Consolidated Financial Statements and our exposure to market risk is discussed in ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Aviation Fuel”. In summary, our fuel related derivative financial instruments impacted our financial statements as follows:

•

Net realized gains related to derivative financial instruments that qualify for hedge accounting reduced fuel expense by $1.9 million and $13.4 million during the three and nine-month periods ended September 30, 2008.

•

We recorded non-operating net losses related to derivative financial instruments that do not qualify for hedge accounting of $41.5 million and $3.1 million during the three and nine months ended September 30, 2008.

•

During the nine months ended September 30, 2008, we realized $36.9 million of net cash benefit related to our fuel related hedging activities, of which $23.4 million was included in nonoperating losses (excluding the adverse impact of collateral held by counterparties).

•

As of September 30, 2008, the estimated fair value of our fuel related derivative financial instruments was a net liability of $2.7 million. The fair value of our fuel related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel related derivatives.

•

As of September 30, 2008, other accumulated comprehensive income included $10.1 million (before income tax) of net unrealized gains which had not yet been recognized in the Condensed Consolidated Statements of Operations.

Aircraft Purchase Commitments

During the nine months ended September 30, 2008, we took delivery of eight purchased B737 aircraft from The Boeing Company (“Boeing”), of which two were sold upon delivery and two were sold after delivery. In May, July and October 2008, we entered into agreements to defer delivery dates for 36 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. As of October 31, 2008, we had on order 55 B737 aircraft with delivery dates between 2009 and 2016.

The table below includes two aircraft originally scheduled to be delivered in December 2008 that we have agreed to sell to a foreign carrier; however, due to the labor stoppage at Boeing, the actual timing of the aircraft deliveries is expected to occur in 2009. Excluding these two B737s, we do not have any aircraft purchase commitments for the remainder of 2008.

We may reduce or delay further growth in our fleet and are evaluating possible net reductions in our current fleet including through the sale of additional aircraft. The table below illustrates, as of October 31, 2008, all aircraft currently scheduled for delivery:

Firm Aircraft Deliveries B737
December 2008	2
2009	2
2010	—
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10

Total	55

Our aircraft purchase commitments (excluding the two aircraft we have agreed to sell to a foreign carrier) for the next five years and thereafter, in aggregate, are (in thousands): 2009—$80,000; 2010—$50,000; 2011—$275,000; 2012—$340,000; 2013—$260,000; and thereafter—$1,225,000. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations and directly related costs. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings, or planned disposition of aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to the manufacturer. No additional deposits are due for the 2008 and 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks, we currently have no such financing in place for our deliveries in 2011 and beyond and we have no assurance that, given the current status of the financial markets, satisfactory financing will be available to us when we are obligated to resume payments in 2009.

During the nine months ended September 30, 2008, we sold five B737 aircraft and recognized an aggregate gain of $17.7 million related to the sales of these aircraft. In August 2008, we also returned one leased B717 aircraft to the lessor. During the nine months ended September 30, 2007, we took delivery of and subsequently sold two B737 aircraft. We recognized a gain of $6.2 million during the nine months ended September 30, 2007 related to the sales of these aircraft. The gain on sales of the aircraft is classified as a component of operating expense.

We sold three used B737 aircraft in October 2008. During the three months ended December 31, 2008, we expect to recognize a gain of approximately $1.3 million related to the sale of these three aircraft. Additionally during October we completed a sale-leaseback financing transaction of three spare aircraft engines. We expect to recognize aggregate cash benefit of $12.7 million related to the sale-leaseback transaction.

In October 2008, as part of our agreement to defer certain aircraft deliveries and obtain backstop financing for other aircraft deliveries, we granted Boeing Capital Corporation the right to require us to lease, for a period not to exceed 10 years, up to five B717 aircraft. We have no obligation to accept delivery of more than four aircraft in total (i.e. B737 deliveries and B717 leases) in 2009 (excluding the B737s delayed from 2008 that we have agreed to sell). If Boeing exercises its right to require us to lease any B717 aircraft, we have the option to cancel firm B737 aircraft on order for each such B717 aircraft.

Aircraft Financing Arrangements

We have agreed to sell to a foreign carrier the two B737 aircraft scheduled for delivery in 2008. However, these pending transactions are subject to customary closing conditions, some of which are outside of our control, and therefore we cannot give any assurances that the closing of these transactions will occur. We have not arranged financing for such aircraft as we intend for those aircraft to be sold to the buyer substantially contemporaneously with our purchase from Boeing. We have arranged backstop secured debt financing to fund a portion of the purchase price of each of the 2009 aircraft deliveries.

Letters of Credit

As of September 30, 2008, $16.2 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance. In August 2008 and as amended and restated in October 2008, we obtained a Letter of Credit Facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The letter of credit facility is supported by a variety of assets. As of September 30, 2008, no amounts had been drawn against the $125 million letter of credit.

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

Interest Rates

We had $768.5 million and $764.9 million of variable-rate debt as of September 30, 2008 and December 31, 2007, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. These swaps expire between 2018 and 2019. The notional amount of the outstanding debt related to interest rate swaps at September 30, 2008 was $180.7 million. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. As of September 30, 2008, the fair market value of our interest rate swaps was a liability of $7.2 million. If average interest rates increased by 100 basis points during the remainder of 2008 as compared to 2007, our projected 2008 interest expense related to floating rate debt would increase by approximately $1.7 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended September 30, 2008 and 2007 represented 50.6 percent and 37.7 percent of our operating expenses, respectively. Aircraft fuel expense for the nine months ended September 30, 2008 and 2007 represented 47.9 percent and 36.5 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel pricing arrangements in purchase contracts with fuel suppliers covering a portion of our anticipated fuel requirements. The fuel pricing arrangements consist of both fixed price and collar arrangements. Because these contracts are accounted for under the normal purchase exception included in SFAS 133, these contracts are not considered derivative financial instruments for financial reporting purposes. As of September 30, 2008, we had no fixed pricing arrangements with fuel suppliers for any future period.

In addition to the fuel purchase contracts discussed above, we have entered into fuel related derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of September 30, 2008, we have entered into fuel related swaps and option agreements, which pertain to 70.2 million gallons of our remaining projected 2008 fuel purchases, 120.1 million gallons of our projected 2009 fuel purchases, and 9.1 million gallons of our projected 2010 fuel purchases. Such agreements pertained to 83.6 percent of our projected October to December 2008 jet fuel requirements, 34.5 percent of our projected 2009 jet fuel requirements, and 2.6 percent of our projected 2010 jet fuel requirements. Subsequent to September 30, 2008, we paid counterparties $27 million to unwind certain derivative contracts, which decreased the gallons under contract to 50.9 percent and 30.1 percent of our total remaining projected 2008 and total projected 2009 fuel consumption, respectively. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Certain of the existing derivative financial arrangements provide the counterparty with the contractual option to extend the arrangement by obligating us to enter into an additional derivative financial arrangement with the same terms upon the expiration of the initial arrangement. At the current market price of crude oil, we anticipate that these contracts will be extended. If extended, these contracts will increase the gallons under contract to 40.8 percent of our 2009 projected fuel consumption.

As noted above we use a variety of financial instruments to hedge our fuel prices. The financial instruments include swaps, purchased options and collars. Our fuel hedge and derivative portfolio contains compound derivatives with sold out of the money call options which act to limit the benefit of collars to the extent that the market price level exceeds the sold call option prices.

The (a) estimated total cash benefit (use) of our fuel related derivatives and (b) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $90 per barrel are estimated as follows (in millions) at the specified crude prices:

	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel Related Derivative Financial Instruments Held as of October 16, 2008		Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivatives) Compared to Jet Fuel Cost Based on Crude Oil at $90 per Barrel
	October to December 2008	2009	October to December 2008	2009
Assumed average market crude price:
$ 50 per barrel	$(39)	$(114)	$80	$332
$ 70 per barrel	$(17)	$(46)	$40	$166
$ 90 per barrel	$2	$3	$—	$—
$110 per barrel	$13	$34	$(40)	$(166)
$130 per barrel	$23	$55	$(80)	$(332)

Notes:

1.	The total ultimate derivative related cash amounts include all estimated payments and receipts during the period that the derivatives are outstanding. The timing of cash flows related to derivative financial instruments includes both the settlement of such instruments and any obligation for us to provide counterparties with collateral prior to settlement of a derivative financial instrument. Any collateral held by counterparties at the time a derivative settles reduces any cash required at time of settlement.
2.	As of October 31, 2008, we had provided counterparties with collateral aggregating $79.6 million.
3.	The above derivative related ultimate cash amounts exclude the impact of hedge positions that AirTran unwound in October 2008. The cash paid to unwind the derivative financial instruments was $27 million (which is not included in the above table).
4.	Changes in the refining margin will also impact the cost of jet fuel. The impact of changes in refining margin is not included in the table above.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the last three months of 2008 and for 2009, before the impact of our derivative financial instruments, would increase $2.1 million and $8.6 million, respectively, based on current and projected operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our controls and procedures were effective to ensure that we are able to collect process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 1A	Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q, in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in our prospectus supplements to our registration statement on Form S-3 which supplement was filed with the SEC on April 22, 2008, and in “Risk Factors” in Part II — Item 1A of our Form 10-Q for the quarterly period ended June 30, 2008. We included in our Form 10-Q for the quarterly period ended June 30, 2008, the risk factors that we believed had significantly changed from the risk factors previously disclosed in such Annual Report and prospectus supplement. While we believe there have been no material changes from the risk factors previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2008, you should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report, as updated in such prospectus supplements and periodic reports, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None for the Quarter ended September 30, 2008. As further described under Item 5 below, in connection with our entry into our Letter of Credit and Revolving Line of Credit Facility, see also Management’s Discussion and Analysis – Liquidity and Capital Resources, on October 31, 2008, we issued warrants to purchase approximately 4.7 million shares of our common stock for $4.49 per share. The number of shares issuable pursuant to the warrants is subject to adjustment for certain dilutive events as defined. Any warrants which are not exercised expire October 31, 2011

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On October 31, 2008, we issued warrants to purchase approximately 4.7 million shares of our common stock. Each warrant entitles the holder to purchase one share of our common stock. The warrants were issued to Bank of Utah, not in its individual capacity but as trustee (the “Trustee”) under a trust agreement. Such warrants were issued as part of the consideration in connection with the amendment and restatement on October 31, 2008 of our July 2008 letter of credit facility (the Letter of Credit and Revolving Line of Credit Facility, sometimes referred to as the Credit Agreement).

The warrants were issued in a private transaction with the Trustee for the benefit of the loan participant under the Credit Agreement, which participant is an institutional accredited investor. The warrants are exercisable at any time and from time to time prior to the close of business on October 31, 2011 at an exercise price of $4.49 per share, which may be paid in cash or pursuant to a cashless exercise feature by delivery of warrants in payment of the exercise price. The numbers of shares issuable pursuant to the warrants are subject to adjustment for certain dilutive events as defined. Any warrants which are not exercised expire October 31, 2011. The holders of shares of common stock issuable upon exercise of the warrants have certain rights pursuant to the terms of a registration rights agreement entered into by the company in connection with the issuance of the warrants including certain registration rights as long as such shares are registrable shares as defined in such agreement.

Item 6.	Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	10.60 -	Amended and Restated Revolving Line of Credit and Reimbursement Agreement

	10.61 -	Amended & Restated Security Agreement

	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer

	31.2 -	Rule 13(a)-14 Certification of Chief Financial Officer

	32.1 -	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)

Date: November 6, 2008	/s/ Arne G. Haak
Arne G. Haak Senior Vice President of Finance, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
10.60	—	Amended and Restated Revolving Line of Credit and Reimbursement Agreement

10.61	—	Amended & Restated Security Agreement

31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer

31.2	—	Rule 13(a)-14 Certification of Chief Financial Officer

32.1	—	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350