Form 10-K
period 2008-12-31
AIRTRAN HOLDINGS INC
filed 2009-02-13
CIK 948846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $240 million (based on the last reported sale price on the New York Stock Exchange on that date). The number of shares outstanding of the registrant’s common stock as of February 2, 2009, was 119,517,942 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting of stockholders to be held on May 20, 2009 and to be filed with the Commission, are incorporated by reference into this Report on Form 10-K.

TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to Vote of Security Holders	32
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial and Operating Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	99
Item 9A.	Controls and Procedures	99
Item 9B.	Other Information	101
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	101
Item 11.	Executive Compensation	101
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	101
Item 13.	Certain Relationships and Related Transactions, and Director Independence	101
Item 14.	Principal Accountant Fees and Services	101
PART IV
Item 15.	Exhibits and Financial Statement Schedule	102

FORWARD-LOOKING INFORMATION

Statements in this Form 10-K report (or otherwise made by AirTran or on AirTran’s behalf) contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which represent our management’s beliefs and assumptions concerning future events. When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, our expectations, beliefs, intentions or future strategies and may be signified by the words “expects”, “anticipates”, “intends”, “believes” or similar language. These forward-looking statements are subject to risks, uncertainties, and assumptions that could cause our actual results and the timing of certain events to differ materially from those expressed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date specified or if no date is specified, then as of the date of this report. It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change. Although these expectations may change, we may not inform you if they do, except as required by law. Our policy is generally to provide our expectations only once per quarter, and not to update that information until the next quarter.

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

The Company

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States with a concentration in the eastern United States. A majority of our flights originate or terminate at our largest hub in Atlanta, Georgia. As of February 2, 2009, we operated 86 Boeing B717-200 aircraft (B717) and 50 Boeing B737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 56 locations in the United States (including San Juan, Puerto Rico). Additionally, we have announced that we will commence service to Cancun, Mexico and Branson, Missouri in the first half of 2009 and may add additional markets later in the year.

Our service is designed not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. We flew 24.6 million revenue passengers during 2008, a 3.5 percent increase from the 23.8 million revenue passengers we served in 2007. Our operating cost structure ranks among the lowest among major airlines. We believe that we have the lowest non-fuel unit operating costs among United States major airlines on an aircraft stage length adjusted basis. We use our low cost advantage to provide value to both business and leisure customers.

Our principal executive offices are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and our telephone number is (407) 318-5600. Our official Web site address is http://www.airtran.com. We make available, free of charge, at http://www.airtran.com, the charters for the committees of our board of directors, our code of conduct and ethics, and, as soon as practicable after we file them with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. We also post filings under Section 16 of the Exchange Act on our Web site. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer, and all other executive officers will be disclosed on our Web site.

The reference to our Web site does not constitute incorporation by reference of any information contained at that site.

Business Strategy

Our business strategy is centered on providing quality low fare service by operating a strong Atlanta hub and network system utilizing a modern aircraft fleet of all Boeing aircraft.

Prior to 2008, we positioned ourselves as a growth airline. We successfully grew our business at double-digit rates annually from 2000 through 2007, and at a rate of 4.9 percent in 2008. Nevertheless, in 2008, to respond to the challenges of a volatile fuel cost environment, a weaker macroeconomic environment, and very adverse capital market conditions, we recast our plans which resulted in our deferral of previously planned growth. We implemented reductions in fleet size, capacity, and capital expenditures. We reduced capacity principally by deferring scheduled aircraft deliveries, reducing utilization, and by selling B737 aircraft. We reduced our capacity (as measured by available seat miles) in the last four months of 2008 from a planned ten percent increase to a reduction of approximately seven percent compared to the comparable period of 2007. We are also reducing 2009 capacity. By adjusting our business strategy and implementing revised tactics, we believe we have positioned AirTran Airways to deal with the volatile fuel cost environment, the current economic recession, and the reduction in consumer demand. We expect to be ready to resume our historical growth strategy when the business environment allows.

Provide Quality Low Fare Service. We established our competitive position by providing affordable fares that appeal to price conscious travelers. We have grown our business through innovative product offerings designed to enhance the entire airline travel experience of our customers while maintaining affordable fares. The AirTran Airways experience features:

•	competitive fares offered in an easy to understand fare structure

•	user-friendly automated services for reservations, ticketing, and check-in through our

•	award winning Web site, http://www.airtran.com

•	Bye-Pass® airport self-service kiosks

•	Mobile Web program, allowing customers to view flight status, check in for flights and select seats using their personal mobile devices and cell phones

•	customer friendly services, including

•	trained and friendly customer contact personnel

•	a highly affordable Business Class

•	advance seat assignments

•	special amenities, such as XM Satellite Radio, which we introduced to the air travel industry

•	attractive customer loyalty programs, including our

•	A+ Rewards® program

•	A2B® corporate travel program

•	AirTran U® student travel program

•	AirTran Airways co-branded credit card

Through the AirTran Airways experience, we have created an air travel product with broad appeal which generates a growing number of repeat customers. We believe our comparatively low-cost structure will enable us to continue our existing successful strategies and provide us with opportunities to enhance further the AirTran Airways experience in innovative ways.

Operate a Strong Atlanta Hub and Network System. As the second largest carrier at Hartsfield–Jackson Atlanta International Airport, the world’s busiest airport, our brand and presence are strong in Atlanta. The metropolitan Atlanta population base represents one of the largest travel markets in the United States and its geographic position provides a strong hub as the foundation of our route network. As measured by absolute population increase, the Atlanta area was the fastest growing metropolitan area between 2000 and 2006 according to U.S. census data.

In 2008, we increased service to a number of existing locations and added five new cities: Burlington, Vermont; Columbus, Ohio; Harrisburg, Pennsylvania; San Antonio, Texas; and San Juan, Puerto Rico. In the fourth quarter of 2008, we announced service to Cancun, Mexico, which is expected to commence February 25, 2009. We also announced service to Branson, Missouri, which is expected to commence May 11, 2009.

Since 2000, we have expanded the scope of our route structure to include coast-to-coast flying and have increased the number of flights both from our Atlanta hub as well as from other airports. Also, we have expanded our route structure by increasing the amount of non-Atlanta related operations from approximately ten percent of our daily operations as of December 31, 2001, to approximately 38 percent of daily operations in January 2009 (see table below). Much of this diversification was done through the addition of nonstop service to the state of Florida. In the future, we may selectively add new “point-to-point” routes between cities that we currently serve, as well as create additional hubs or additional “focus” cities similar to our operations at Orlando and Baltimore/Washington. We have announced that our presence in Milwaukee will increase significantly in 2009.

Airport	Daily Operations*	Nonstop Markets Served	% of System Daily Flights*
Atlanta (ATL)	433	54	62%
Orlando (MCO)	126	31	18%
Baltimore-Washington (BWI)	90	17	13%
Fort Myers (RSW)	50	12	7%
Tampa (TPA)	40	10	6%
Fort Lauderdale (FLL)	40	7	6%
Milwaukee (MKE)	38	8	5%
Boston (BOS)	36	6	5%
New York (LGA)	35	6	5%
Chicago (MDW)	30	4	4%
Indianapolis (IND)	28	6	4%
Philadelphia (PHL)	20	2	3%

*	Operations is defined as the number of take-offs and landings at each city; percentage of system flights will be greater than 100%

Increase Sales through Our Web site. We utilize the Internet as an integral part of our distribution network and emphasize our Web site, http://www.airtran.com, prominently in all of our marketing. Sales booked directly on http://www.airtran.com represent our most cost-effective form of distribution. In addition to being user-friendly and simple, our Web site is designed to sell tickets efficiently. We continue to add functionality to http://www.airtran.com that allows customers to easily book and manage their travel including the ability to retrieve and change future flight reservations, make seat selection and check-in online. We also launched new alternate forms of payment, including Bill Me Later and PayPal, in order to ensure we are meeting our customers’ needs. Sales through http://www.airtran.com produced 58 percent of our revenues during 2008.

Utilize New and Modern Fleet. Our entire fleet is comprised of B717 and B737 aircraft. We had a combined total of 136 aircraft on February 2, 2009, with an average fleet age among the lowest in the industry at 5.6 years.

We were the launch customer for the B717 in 1999, which was designed specifically for efficient short-haul service. As of February 2, 2009, our fleet included 86 B717 aircraft. Although Boeing discontinued the production of the aircraft in 2006, we believe the B717 remains well suited for the short-haul, high-frequency service that we operate and provides operating efficiencies which support our low cost structure.

We took delivery of our first B737 aircraft in June 2004 and, as of February 2, 2009, our B737 fleet was comprised of 50 aircraft. In addition to the 50 B737 aircraft, we hold firm orders for 55 B737 aircraft to be delivered between 2009 and 2016. We believe the B737 is an ideal complement to our B717 aircraft, offering us a larger aircraft, increased range, and even lower operating cost per available seat mile flown. The B737 aircraft has allowed us to extend our network to selected cities in the western United States and gives us the ability to expand our international operations to additional locations in Mexico as well as locations in Canada, Central America, and the Caribbean should we choose to do so. We believe the B737 aircraft enhances the AirTran Airways brand while offering improvements in our operating performance.

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

Competitive Strengths

Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry in terms of cost per available seat mile, providing a competitive advantage compared to higher cost carriers. Our low operating costs are made possible through a company-wide focus on cost controls with emphasis on high labor productivity, lower distribution costs, and higher asset utilization. In addition, we realize efficiencies from the operation of only two aircraft types from a single manufacturer as well as enhanced efficiencies from the increased number of new modern B737 aircraft in our fleet.

We reduced our average non-fuel operating costs per available seat mile for each of the six years in the 2002 to 2007 period. During 2008, we managed our employment levels to match our planned capacity. As we reduce our capacity, our total non-fuel operating costs are reduced and our unit operating costs, as measured by operating costs per available seat mile, tend to increase. As a result, our non-fuel operating cost per ASM increased 4.6 percent during the fourth quarter of 2008 compared to the analogous period in 2007. We believe that we continue to have the lowest non-fuel operating costs among U.S. major airlines on an aircraft stage length adjusted basis.

Attractive Atlanta Hub and Route Network. We operate 22 gates from a single concourse under long-term leases at Hartsfield-Jackson Atlanta International Airport, the world’s busiest airport, and have use agreements for additional gates on an adjacent concourse and potential for expansion. With our 2008 expansion to Burlington, Vermont; Columbus, Ohio; Harrisburg, Pennsylvania; San Antonio, Texas; and San Juan, Puerto Rico, we now offer quality low fare service to 52 destinations from Atlanta, including service to most of the largest travel markets within the continental United States and Puerto Rico. Additionally, we have announced that we will commence service to Cancun, Mexico and Branson, Missouri in the first half of 2009 and we may add additional markets later in the year.

Diversified Traffic Base. We serve both the leisure and business traveler. Our revenue base grew by more than 22 percent in 2007, and more than ten percent in 2008. Over the past six years, we have also diversified our network, increasing operations in key business markets like Baltimore/Washington (BWI), New York (LGA), Milwaukee (MKE), Chicago-Midway (MDW), and Indianapolis (IND), as well as adding a number of new direct routes from Florida. As a percentage of total operations, Atlanta represents approximately 62 percent of our network, down from approximately 90 percent at the end of 2001. This market diversification provides a number of marketing and cost synergies and adds stability to our revenues by protecting against risks that may impact individual markets.

Flexibility. We have demonstrated consistently our resiliency and our ability to adjust to changes in the economy, market conditions, and a competitive industry environment. We responded rapidly to the effects on our business from the September 11, 2001, terrorist attacks by reducing capacity approximately 20 percent. Working with our labor groups, we quickly reached agreement on a variety of temporary cost reduction measures, including both pay and work rule changes, which reduced our costs consistent with capacity. By retaining our workforce, we were able to quickly respond to market opportunities and expand service to a number of new markets. In 2008, we made adjustments to our business strategy to respond to the deteriorating economic conditions and volatile fuel cost environment; the adjustments included deferring aircraft deliveries and reducing the size of our operations commencing in September 2008.

Innovative Marketing. Our marketing efforts target both business and leisure travelers. We have developed a number of unique and innovative programs designed to stimulate demand for travel, create customer loyalty, highlight our unique product attributes, like affordable Business Class, and target both business and leisure travelers. Our popular leisure programs include Net Escapes Internet specials and the AirTran U student travel program. Our A2B Corporate Program and EventSavers Meetings & Conventions Program effectively attract and retain business customers.

A+ Rewards. Our A+ Rewards frequent flyer program offers a number of ways to earn free travel including the use of the AirTran VISA card, Hertz car rentals, and bonus earnings for Business Class travel. We believe this program creates strong brand loyalty and provides opportunities for incremental revenue through credit sales and partnerships.

In March 2008, we announced new features to our A+ Rewards program. A+ Rewards members can now purchase A+ Rewards credits, extend the expiration of A+ credits, or give A+ credits to another member to help earn a free flight faster. During the fourth quarter 2007, we announced that A+ Rewards credits earned after November 13, 2007, by holders of our AirTran VISA card and our elite A+ Rewards members, would have a two-year expiration date instead of the one-year expiration date for the general member.

Competition

The airline industry is highly competitive. Airlines compete on the basis of markets served, price, schedule (frequency and flight times), quality of service, amenities, frequent flyer programs and other services. We compete with other airlines primarily on the basis of price, which is made possible by our low cost structure relative to other airlines and by focusing on selected markets across the United States. We may face greater competition from existing or new carriers in the future that could negatively impact our financial and operating results, particularly if those carriers are able to lower their unit operating costs to levels closer to ours.

Competitors with greater liquidity and access to capital may price their fares at or below our fares or increase the frequency of their service. This competition could prevent us from attaining a share of the passenger traffic necessary to sustain profitable operations. Our ability to meet price competition is dependent on operating with costs equal to, or lower than our competitors or potential competitors.

We believe that our competitive strengths are our low cost structure, friendly service, competitive fares, and strong route network anchored by our hub at Hartsfield-Jackson Atlanta International Airport. We believe that our brand and our presence in Baltimore/Washington, Milwaukee, Orlando, and a number of other Florida markets augment operations from our Atlanta hub and provide us with a strong and defensible route system.

Fares, Fees, Route System and Scheduling

The majority of markets we currently serve are located in the eastern United States. These markets are attractive due to the concentration of major population centers within relatively short distances from our hub and focus cities, the historically high airfares charged by our competitors in these markets, and the significant number of both current and potential business and leisure customers.

Our schedules are designed to provide convenient nonstop service and connections for our business and leisure travelers to our hubs and focus cities and to facilitate connections for our passengers traveling through our hubs and focus cities. Our network strength in Atlanta provides a strong base of local and connecting traffic.

We offer an easy to understand fare structure with a variety of fares at differing advance purchase intervals as well as “walk-up” fares. We manage the availability of seats at each fare level by day of week and by flight to maximize revenue. We implemented a number of fare increases, beginning in September 2007, which partially mitigated the impact of record high fuel prices during the first nine months of 2008. In addition to increasing fares, we also increased surcharge and ancillary revenues. We implemented fuel surcharges and introduced fees for advance and priority seat selection, call center utilization, checked baggage and the purchase, extension, or transfer of A+ Miles Rewards.

All of our fares are one-way and most tickets are nonrefundable but can be changed prior to departure with a service charge. Our fares never require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fare offerings are in direct contrast to prevalent pricing policies in the industry which typically feature many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with various airlines which can increase our revenue opportunities and assist us with accommodating passengers during irregular operations.

In the future, we may add new markets to our existing routes and/or additional service between cities that are already served by us. If necessary, we may exit unprofitable routes. Our selection of markets depends on a number of factors existing at the time we consider service. In our city selection process, we evaluate the market demographics, the potential for service diversification, the ability to stimulate air travel, and various competitive factors. Consequently, there can be no assurance that we will continue to provide service to all of the markets we currently serve.

Ancillary Revenue

During 2008, we continued to unbundle pricing and services, a program that began in 2007 with the introduction of optional fees for advance seat assignments and a fee for call center services. These revenues, along with traditional fees for the carriage of pets, liquor sales, excess baggage charges, service fees such as fees related to the transportation of unaccompanied minors, and income from the sale of frequent traveler credits, are referred to as “ancillary revenues”. We significantly increased ancillary revenues in 2008 with the implementation of fees for the second checked bag and, at the end of the year, a moderate fee for the first checked bag. We will continue to evaluate potential new fees, service, and other ancillary revenue programs in 2009.

Distribution, Marketing, and e-Commerce

Our marketing efforts are focused on price-sensitive business and leisure travelers who are vital to our success as we seek to position our product and stimulate new customer demand. These are the market segments in which consumers seek value and which we believe offer the greatest opportunity for growing our revenue base.

The primary objective of our marketing activities is to further an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate regularly and frequently with existing and potential customers through the use of advertisements in newspapers, digital radio, television, out-of-home media, direct mail, e-mail, movie theatres and the Internet, as well as public relations efforts. These communications typically feature our destinations, quality of product, such as Business Class, XM radio, our young all Boeing aircraft fleet and assigned seating, everyday affordable fares and special sales promotions. We also promote the use of our http://www.airtran.com Web site.

Customers may book flights with us through our Web site, other Internet Web sites, travel agencies booking via global distribution systems (GDS), our mobile web program, and our own reservation call centers. Our Web site, http://www.airtran.com, continues to be our primary distribution channel, accounting for more than 58 percent of our total bookings in 2008. Travel agency Web sites such as http://www.Travelocity.com and http://www.Expedia.com, corporate booking agencies, and traditional travel agencies represented approximately 33 percent of our total bookings while our reservation call centers generated the remainder.

On our customer friendly Web site, passengers can select their seats, check-in, and print their own boarding passes, purchase trip insurance, and book hotel accommodations and car rentals with Hertz.com. Our Bye-Pass self-service kiosks facilitate check-ins at the airport and provide our customers with an additional opportunity to purchase Business Class upgrades. Over half of our customers now check-in using http://www.airtran.com or Bye-Pass self-service kiosks.

During 2008, we adapted our reservations system to accommodate industry standard electronic tickets, or E-ticket, capability. This new feature enables travel agencies, travel management companies, and online travel distributors using certain GDS systems to issue conventional, industry standard electronic tickets that greatly improve the efficiency of the ticketing, accounting, and post-departure reporting aspects of air travel. We believe this feature will improve revenue from these travel companies.

We charge a convenience fee for bookings made using our internal call centers. We believe this fee is consistent with other booking channels that provide interactive travel assistance, namely travel agents. During 2007, we introduced the Bill Me Later and PayPal payment options for call center and online bookings at http://www.airtran.com. These options provide expanded payment options for our customers and may help reduce our distribution costs going forward.

We offer our customers an affordable Business Class product. An AirTran Airways Business Class cabin is configured with two by two-oversized seats with more leg and seat room than the typical coach cabin. For a fee, our Business Class is available on certain fares on a standby basis. Select members of our A2B Corporate program and Elite members in our A+ Rewards program may also receive complimentary Business Class upgrades when purchasing certain fares.

In contrast to other low cost airlines, we offer our customers the ability to select seats in advance. Full fare passengers, A+ Reward Elite members, and members of our A2B Corporate travel program, many of whom tend to purchase tickets at the last minute, are allowed to reserve seats at the time of purchase. All other customers may reserve seats at the time they check-in, either at the airport or online at http://www.airtran.com. In May 2007, we initiated a program whereby a passenger purchasing a coach ticket could also reserve a coach cabin seat for a fee per seat reservation.

We also offer our automated frequent flier program known as “A+ Rewards.” Our customers may earn either free roundtrip travel or Business Class upgrades, or under certain circumstances, free travel on other airlines. A+ Rewards credits can also be earned for purchases made with an AirTran Airways A+ Visa card, when renting from Hertz, purchases from other A+ Rewards partners, and in conjunction with marketing promotions that we may run from time to time. Additionally, American Express Membership Rewards is a partner and enrollees may convert Membership Rewards into A+ Rewards credits.

We perform substantially all of our marketing, promotional and media relations in-house and utilize an outside firm for advertising and public relations.

Computer Reservations

We are a participant in the major travel agency Global Distribution Systems (GDSs), including Amadeus, SABRE, and Travelport. These systems provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without contacting our reservations facility. We pay booking fees for the completed transactions made in the GDS systems. We also participate with a number of emerging distribution tools and other internet based booking tools. These companies generally have a lower cost for participation.

Employees

As of February 2, 2009, we employed approximately 8,000 employees representing approximately 7,600 full-time equivalents.

Both initial and recurrent training are provided for all employee groups. The average training period for new employees ranges from approximately one to eight weeks depending on job classification. Both pilot and mechanic training are provided by in-house training instructors.

Federal Aviation Administration (FAA) regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. In December 2007, federal legislation was enacted increasing the mandatory retirement age for U.S. commercial airline pilots from age 60 to age 65. Mechanics, quality-control inspectors, and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance, and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random, and post-accident drug testing.

We have seven craft or classes of employees that are represented by labor unions and are covered by collective bargaining agreements. The Railway Labor Act governs our relations with these labor organizations. The agreement with our dispatchers, who are represented by the Transport Workers Union (TWU), was ratified in October 2004 and became amendable in January 2009. Our agreement with our pilots, who are represented by the National Pilots Association (NPA), was ratified in August 2001 and became amendable in 2005. During 2007, we reached a tentative agreement with the NPA; however, our pilots declined to ratify the tentative agreement. Our negotiations with the NPA are currently in mediation under the auspices of the National Mediation Board.

We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters (IBT). Our agreement with our maintenance technicians and inspectors was ratified in October 2005 and becomes amendable in October 2009. The agreement with our technical training instructors was ratified in March 2006 and becomes amendable in March 2011. The agreement with our stock clerks was ratified in June 2006 and becomes amendable in June 2011. Our agreement with our ground service mechanic employees was effective September 2006 and becomes amendable in September 2011. We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants (AFA). Our agreement with the flight attendants was ratified in June 2005 and became amendable December 1, 2008. Negotiations on proposed amendments began in early 2008 and direct negotiations are continuing.

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

Fuel

Aircraft fuel is our largest expenditure and accounted for 45.5 percent, 37.1 percent and 36.5 percent of our 2008, 2007, and 2006 operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. Efforts to reduce our exposure to increases in the price of aviation fuel have included the utilization of both fuel pricing arrangements in purchase contracts with fuel suppliers and derivative financial instruments. As of December 31, 2008, we had no fixed pricing arrangements with fuel suppliers for any future period. During the year ended December 31, 2008, we entered into various derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We have entered into both fuel swap and option arrangements. For a discussion of jet fuel related derivative financial instruments, see ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 4 – Financial Instruments.” Also, see ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Aviation Fuel” for a discussion of the effects of future fuel prices.

The impacts of recent high fuel prices were mitigated somewhat by the addition of new, fuel-efficient B737 aircraft, which consume less fuel on an average seat mile basis than our already fuel efficient B717 aircraft. In September 2005, we began installing winglets on a number of our B737s which further improve their fuel efficiency. While we believe the fuel efficiency of our fleet offers us an advantage over many of our competitors who operate less fuel-efficient aircraft, increases in fuel costs which are not offset by our fuel purchase arrangements, fuel related derivative financial instruments, or fare increases will have an adverse effect on our future operating margins.

Maintenance, Repairs and Training

As of February 2, 2009, our operating fleet consisted of 86 B717 aircraft and 50 B737 aircraft having a weighted-average age of 5.6 years. Our B737 airframes are under warranty for four years from the date of delivery and our B737 engines are under warranty for a minimum of two years from the date of delivery. We believe the long-term cost of maintaining our aircraft will be within industry norms. However, we will be required to comply with new FAA regulations or Airworthiness Directives that may be promulgated in the future and there can be no assurance that we will not encounter unexpected maintenance expenses or that our maintenance expense will remain within industry norms.

Aircraft airframe maintenance and repair consists of routine and non-routine daily maintenance, A Check and phase level maintenance, and heavy maintenance checks. Routine and non-routine maintenance is performed in Atlanta, Orlando, Baltimore, Fort Lauderdale, and Dallas by our employees and by qualified third party contractors at the other cities we serve. Heavy maintenance is performed currently by AAR Aircraft Services under multiyear agreements for both B717 and B737 aircraft. Maintenance repair costs for major components on our aircraft, including engines and auxiliary power units (APUs), are covered under maintenance agreements with FAA approved repair stations and are expensed as incurred.

Our recent maintenance expenses have been lower than what we expect to incur in the future because of the relatively young age of our B717 and B737 aircraft fleet. Our maintenance costs are expected to increase as these aircraft age and come off of manufacturer’s warranty. Maintenance costs also increase as the maintenance, repair, and overhaul providers escalate their pricing. During 2009, we expect aircraft maintenance costs to increase due the aging of both aircraft types, a contractual cost increase for B717 engine repairs and an increased number of heavy checks for our B717 aircraft.

Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. The FAA recently awarded us with the Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA’s highest maintenance award. This marks the thirteenth consecutive year we have received this award for exceeding the required levels of safety training for our maintenance technicians. In addition to core model specific training on each type of aircraft, AirTran Airways has initiated wiring and fuel tank safety specific training in response to FAA initiatives in these areas.

Insurance

We carry what we believe are customary levels of passenger liability insurance, aircraft insurance for aircraft loss or damage, war-risk insurance and other business insurance. We also believe our insurance coverage in these areas is adequate. We are exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and its consequent temporary or permanent loss from service but also significant potential claims by passengers and others. We currently maintain liability insurance in amounts and of the type which we believe are consistent with industry practice. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by our insurance could have a material adverse effect on us.

Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003. Coverage under this Act has been extended and currently we have received certification of coverage through March 31, 2009.

Airport Operations

Ground handling services, provided by third parties, typically are of three types: above-wing only, under-wing only and complete ground handling. Above-wing services include, but are not limited to, aircraft cleaning and catering. Under-wing ground handling services include, but are not limited to, directing the aircraft into and out of the gate, baggage loading and unloading, lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact (at the ticket counter, gate and baggage service office) and under-wing services combined.

Using our employees, we conduct complete ground handling services at 32 airports, including Atlanta. At other airports, the operations not conducted by our employees are contracted to other air carriers, ground handling companies or fixed base operators. We have employees at each of these cities to oversee our operations.

Government Regulations and Airline Industry Taxation

The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, which substantially eliminated government authority to regulate domestic routes and fares. Deregulation has increased the ability of airlines to compete with respect to destination, flight frequencies, and fares. Nevertheless, the airline industry remains highly regulated in other aspects, as more fully described below. U.S. airlines are subject to regulation by the United States Department of Transportation (DOT) and by the Federal Aviation Administration (FAA), an agency of DOT.

DOT Oversight. Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the DOT retains the authority to alter or amend any airline’s certificate or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

Congestion. There have been a number of efforts to regulate congestion at high density airports recently that may have an impact on entry or expansion potential and cost of operation at a number of airports. In January 2008, the FAA issued an order limiting the number of scheduled flight operations at New York’s John F. Kennedy International Airport (JFK); in the same month the DOT issued a notice of proposed amendment to its Airport Rates and Charges policy that would allow airports to establish non-weight based fees during peak hours in a effort to limit congestion. We cannot predict the outcome of this potential rule change on our costs or ability to operate in congested airports nor if these efforts will migrate to other airports in or contemplated to be in our network.

Aircraft Maintenance and Operations. We are subject to the jurisdiction of the FAA with respect to aircraft maintenance and operations, including equipment, dispatch, communications, training, flight personnel, and other matters affecting air safety. In 2006, the FAA converted the oversight of AirTran Airways to the ATOS (Aviation Transportation Oversight System) programs. The ATOS process assesses the safety of air carrier operating systems using system safety principles, safety attributes, risk management, and structured system engineering practices. ATOS utilizes structured, automated tools to develop a dynamic, flexible, air carrier-specific comprehensive surveillance plan (CSP). The air carrier assessment tool (ACAT) looks for indicators of risk in the air carrier’s systems. The results of ACAT determine the frequency of the inspections in our CSP.

The FAA has the authority to issue new or additional regulations. To ensure compliance with its regulations, the FAA conducts regular safety audits and requires all airlines to obtain operating, airworthiness, and other certificates, which are subject to suspension or revocation for cause.

We cannot predict the cost of compliance with all present and future rules and regulations and the effect of such compliance on our business or aircraft acquisition program.

Federal Aviation Taxes and Passenger Facility Charges. In 1997, a law was enacted imposing new aviation ticket (excise) taxes as part of larger tax legislation designed to balance the nation’s budget and provide targeted tax relief as well as fund air traffic control, other FAA programs and airport development. Such taxes have periodically been extended by various legislation and currently are authorized through March 31, 2009. Currently, the federal excise tax on tickets is 7.5 percent of the base fare with a segment fee of $3.60 per passenger enplanement, a $0.10 increase from 2008. These taxes are collected by each airline from its passengers and remitted to the U.S. Government.

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges as a means of funding local airport projects. These charges are collected by the airlines from their passengers and remitted to the appropriate airport authority and range from $2.00 to $4.50 per enplanement up to $18 per round trip.

Fuel Taxes. We pay federal, state, and other taxes on fuel. We paid approximately $49.4 million, $50.2 million, and $46.2 million in fuel taxes during 2008, 2007, and 2006, respectively.

Security and Safety Measures. The Aviation and Transportation Security Act was enacted in December 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration (TSA) to oversee all aviation security and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is partially provided by a security ticket tax, that is currently $2.50 per enplaned passenger, up to $5.00 each way or $10.00 per round trip, and has been imposed since February 2002, the date the TSA began taking responsibility for airport security. The TSA was granted authority to impose additional fees on air carriers if necessary to cover additional federal aviation security costs. Pursuant to its authority, the TSA may revise the way it assesses this fee, which could result in increased costs for passengers and/or us. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

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

The Environmental Protection Agency (EPA) regulates operations, including air carrier operations, which affect the quality of air in the United States. We believe the aircraft in our fleet meet all emission standards issued by the EPA. We may become subject to additional taxes or requirements to obtain permits for green house gas emissions. See ITEM 1A - “RISK FACTORS.”

ITEM 1A.    RISK FACTORS

In addition to the risk factors set forth elsewhere in this annual report, including, without limitation, in Items 1, 7, 7a, and 9a, investors should carefully consider the following risk factors before making investment decisions regarding our securities.

Risks Related To Our Business and Industry

Our business has been, and may continue to be, adversely affected by the price of aircraft fuel, the volatility of the price of aircraft fuel, or both.

During 2008, our business was adversely affected by both increases in the price of aircraft fuel and the volatility in aircraft fuel prices. Fuel prices reached record highs on an actual and inflation adjusted basis before moderating beginning in the fourth quarter. Aircraft fuel was our single largest expenditure in 2008, and accounted for 45.5 percent, 37.1 percent, and 36.5 percent of our operating expenses in 2008, 2007, and 2006, respectively. Based on current and projected operations, our fuel expense, before the impact of hedging arrangements, will increase approximately $9.0 million in 2009 for each $1 per barrel increase in the cost of crude oil and refining costs. In 2008, we incurred a loss primarily due to the increased cost of jet fuel.

In 2008, the market for aircraft fuel was marked by extreme volatility. Prices per gallon in 2008 ranged from a high of $4.21 to a low of $1.24. Volatility in fuel prices, whether due to global demand, global economic conditions, speculation, or market manipulation subjects us to a variety of risks. Even though our operations benefit in the long term from a low fuel cost environment, because we entered into hedging arrangements while fuel costs were relatively high to mitigate the impact of potentially higher fuel costs, the material downward spikes in fuel costs in late 2008 had an adverse impact on our cash, especially in the fourth quarter, either because we were required to post cash as collateral related to our hedging activities or we elected to unwind a substantial percentage of our hedged fuel needs based on our assessment of expected 2009 prices and volatility. The extent of cash collateral that we are required to post is dependent on the composition of the derivative portfolio; purchased calls do not expose us to collateral requirements, whereas collars and swaps do expose us to collateral requirements.

Although we have made adjustments to our business strategy to address high fuel costs and we believe such adjustments should continue to help us if fuel prices again rise, we may not have the ability to operate profitably if we are faced with extended periods of high fuel costs or shorter periods of extremely high fuel costs.

Volatility risks include the impact of rapid changes on our ability to set, implement, and adjust our strategic plans, which generally have multi-year time horizons, especially with respect to aircraft acquisitions, and to manage our liquidity, including our cash assets and working capital. Rapid upward spikes in fuel costs have an immediate adverse impact on our fuel costs and adversely affect our ability to adjust prices or hedge fuel cost risks. Volatility makes it more difficult for us to manage our fuel costs and subjects us to a greater risk of loss if the market price of jet fuel or crude oil is less than the relevant underlying commodity price in the applicable derivative financial arrangements utilized to hedge against price changes. Accordingly, volatility in fuel prices may have an adverse effect on our financial condition, results of operations, or liquidity.

It is impossible to predict reliably the future price of or the volatility of aircraft fuel. Political disruptions or wars involving oil-producing countries, changes in governmental policy concerning the production, transportation, or marketing of aircraft fuel, changes in jet fuel production capacity, environmental concerns, macroeconomic conditions both within the United States and globally, market manipulation and price speculation and other unpredictable events may result in higher fuel prices, increased volatility, or both.

If our costs and unfunded capital expenditure needs exceed our revenues, we may not be able to maintain adequate liquidity.

Although our available capital has been sufficient to meet our current operating expenses, lease obligation and debt service requirements to date, we may not be able to maintain adequate liquidity in future years unless we are able to increase our revenues, manage expenses effectively, or otherwise improve operating results or obtain new sources of capital. We have made adjustments to our business strategy based on: capacity reductions—both in available seat miles and in number of aircraft; fares and fees; the deferral of capital expenditures; continued cuts in non-fuel costs, including workforce reductions; and obtaining additional sources of capital, all with the aim of improving our results of operations and liquidity. Although our aggregate unrestricted cash and short-term investments at December 31, 2008, was $335.0 million ($340.5 million including long-term investments), our strategy may not be successful either in improving our results of operations or in further improving our liquidity. We may not achieve necessary increases in unit revenue as a consequence of either capacity reductions in the industry in general or our own individual capacity reductions in particular. Further, certain of our competitors may not reduce capacity but may increase capacity in markets we serve, thereby diminishing our expected benefit from individual and industry capacity reductions. Higher fares and fees may have an adverse impact on travel demand and we may not be able to optimize our fees and fares relative to demand. In addition to operating cash needs, certain elements of our plan may require the use of cash in connection with work force reductions or early termination fees in connection with aircraft lease terminations. At certain fuel price levels, our current and potential cost structure—even with full implementation of our business plan—may preclude our ability to operate profitably.

We may be adversely affected by a further deterioration of economic conditions.

The recent unprecedented deterioration in the U.S. and global credit markets and the deterioration in consumer demand could negatively impact our business in several ways. For instance, rising unemployment, market turmoil and tightening of credit, as well as the recent and dramatic decline in the housing market in the United States, has led to a lack of consumer confidence and widespread reduction of business activity and consumer spending generally, which could significantly negatively impact our revenues. The recent decline in stock prices has also reduced the availability of funds for persons that invested directly or indirectly in the stock market. We do not expect that the difficult economic conditions are likely to improve significantly in the near future, and any continuation or worsening of the credit crisis, or even the fear of such a development, could intensify the adverse effects of these difficult market conditions.

We may be adversely affected by the limited availability and increased cost of credit.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms or at all. As a result of this disruption, we have experienced an increase in the costs associated with, and a decrease in the availability of, borrowings necessary to operate our business. If these conditions continue or worsen, our cost of borrowing may further increase and it may be more difficult to obtain financing for our operations or to refinance long-term obligations as they come due in the ordinary course. In addition, our borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on our performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings would likely also increase our cost of borrowing and make it more difficult for us to obtain financing. A significant increase in the costs we incur in order to finance our operations likely would have a material adverse impact on our business results and financial condition. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities.

Further downgrades in our credit ratings and macroeconomic conditions may adversely affect our borrowing costs, limit our financing options, reduce our flexibility under future financings, and adversely affect our liquidity.

Our long-term debt is rated by Standard & Poor’s and Moody’s Investors Service. The credit ratings for our existing public debt were lowered in July 2008. Our public debt is currently rated below-investment grade by Standard & Poor’s and Moody’s Investors Service, and any future long-term borrowings or the extension or replacement of our short-term borrowing facilities will reflect the negative impact of this rating, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants than our existing debt arrangements. Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms, and reduce our borrowing flexibility in the future. Such limitations on our financing options may affect our ability to fund major new acquisitions or capital-intensive internal initiatives.

In addition, deteriorating economic conditions, including market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to obtain replacement financing, including in connection with the renewal of an existing revolving credit facility that expires in April 2010 and the refinancing of debt maturing in 2009 and 2010. Currently, we do not have any debt obligations that would be accelerated as a result of a credit rating downgrade.

Our liquidity could be adversely impacted in the event we need to and are unable to monetize additional aircraft assets or obtain additional sources of financing.

Despite our 2008 public offerings, our recent and pending aircraft sales and our Letter of Credit and Revolving Line of Credit Facility (which is discussed elsewhere in this report and these Risk Factors), we cannot assure you that, in the event we need to obtain additional liquidity, we will be able to sell additional aircraft, renew or extend existing financing arrangements, or obtain new financing on terms acceptable to us or at all. Nor can we predict with any certainty when any such sales or other financings might occur. We also cannot assure you that our ability to sell or otherwise monetize aircraft assets will not be adversely affected by similar attempts by other operators of commercial aircraft in general or by operators of B737 aircraft in particular. Similarly, the limited number of operators of B717 aircraft would likely adversely affect the market for such aircraft and our ability to sell or otherwise monetize such aircraft if we decide to do so. Our ability to generate cash from the disposition of certain aircraft may require the consent of one or more secured parties including in connection with our obligations under our Letter of Credit and Revolving Line of Credit Facility, and we would likely be required to apply the proceeds from the sale of aircraft which are encumbered by liens to reduce or pay off indebtedness. Certain other carriers also have or are reducing capacity and various other air carriers are in the process of liquidation or may liquidate if they are unable to reorganize. The availability of other aircraft for sale could have an adverse impact on our ability to sell or otherwise monetize aircraft and on the market values of our aircraft assets, including any aircraft we seek to sell or pledge as collateral. Reductions in the value of assets pledged to secure our obligations under our Letter of Credit and Revolving Line of Credit Facility could result in reductions in the amount available under such facility. Finally, continued turmoil in the global capital markets and a continued economic recession in the United States and other countries may reduce the market for aircraft assets or other financings. Accordingly, we may not be able to further monetize available assets or enter into additional financing transactions on terms which are acceptable to us or at all.

If our liquidity position deteriorates significantly, it could be further adversely impacted in the event our primary credit card processors were to re-impose or increase existing holdbacks on payments due to us from credit card transactions.

We have agreements with organizations that process credit card transactions arising from purchasing air travel by our customers. Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (i.e., a “holdback”). Holdbacks are classified as restricted cash on our consolidated balance sheet. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us. The imposition of holdbacks or increases in the amount of existing holdbacks will adversely affect our liquidity and could result in a material adverse effect on our business, including our financial condition and operations.

As of December 31, 2008, we had advanced ticket sales of approximately $223.5 million related to all credit card sales. As of December 31, 2008, we were in compliance with our processing agreements and based on our level of profitability and unrestricted cash and investments, as defined, our two largest processors were entitled to holdback 50% of their exposure to credit card chargebacks. Had we not been in compliance with the agreements, or if our level of unrestricted cash and investments, as defined, was lower, our potential cash exposure to additional holdbacks by our largest two credit card processors based on advanced ticket sales as of December 31, 2008, after considering the $125 million letter of credit issued in favor of our largest credit card processor, was up to a maximum of $84.0 million. Our levels of unrestricted cash and air traffic liability are highly seasonal reaching their highest levels in the early summer and late fall and reaching their lowest levels in the winter; accordingly the amounts potentially withheld by our credit card processors are also higher, and in some cases substantially higher, during certain times of the year. Our future aggregate cash and investments will be dependent on, among other factors, our future profitability, including the cost of fuel, the extent of cash collateral related to derivative financial instruments we may be required to fund, the level of advance ticket sales, our borrowing availability under our new Revolving Line of Credit Facility, and the continued availability of our Letter of Credit Facility. While a decrease in our unrestricted cash and investments could result in additional amounts being withheld by our credit card processors, to the extent that we achieve specified aggregate unrestricted cash and investment amounts and profitability levels, each agreement also provides for a reduction or elimination of the percent of its exposure that each processor is currently entitled to hold back.

Although we have been able to negotiate agreements with our two largest credit card processors, we cannot predict whether we will continue to be able to maintain agreements with either or both credit card processors, or the level of holdbacks we will be required to maintain, if our liquidity is further adversely affected for an extended period of time whether due to changes in fuel costs, high fuel prices or a worsening economic environment. The inability to maintain our existing credit card processing agreement with our largest credit card processor would have a material adverse effect on our business. The number of credit card processors providing services to the airline industry for branded credit cards currently is limited and we believe that certain processors for such cards generally are not entering into arrangements with new customers. If our agreement with our largest processor is terminated we may be unable to enter into new credit card processing agreements with any other processor of similarly branded credit cards on terms acceptable to us or at all. Because our second largest processor generally issues and processes its own cards, termination of our agreement with such processor likely would result in our inability to accept such card as a method of payment. Such inability could also have a material adverse effect on our business.

For additional discussion of our credit card processing agreements see ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES – Credit Card Processing Arrangements.” For discussion of the Letter of Credit and Revolving Line of Credit Facility, see ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES – Letter of Credit and Revolving Line of Credit Facility.”

Our results of operations, cash flows, and financial position are, and will continue to be, influenced by economic conditions as demand for discretionary travel diminishes during economic downturns.

The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies. The profitability of our operations is especially influenced by the condition of the United States economy, which may impact the demand for discretionary travel and our competitive pricing position. Most air travel is price sensitive and discretionary travel, which is a substantial portion of our business, declines during economic downturns. Our 2008 results of operations, cash flows, and financial condition were, and our 2009 results of operation, cash flows, and financial condition likely will be, adversely affected by recent, current, and emerging weak macroeconomic conditions in the United States, including the current recession. A prolonged economic recession could have a significant adverse effect on our results of operations, cash flows, and financial condition. Air travel tends to be seasonal. Demand tends to be highest in the second quarter due to higher family air travel. Accordingly, the second quarter tends to be our strongest revenue quarter. In light of economic conditions and rapidly changing network operations and travel pricing in our industry, we cannot predicate whether demand for air travel either for the industry in general, or AirTran Airways in particular, for 2009 will be in accord with recent historical seasonally adjusted demand.

Airline bankruptcies, strategic combinations, or industry consolidations could have an impact on our competitive environment in ways yet to be determined.

The environment in the airline industry changes from time to time as carriers enter and, more rarely, exit the U.S. market, implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength and enter into national or global alliance arrangements. The bankruptcy, merger or acquisition of one or more of our competitors may result in rapid changes to the identity of our competitors in particular markets, a substantial reduction in the operating costs of our competitors or the entry of new competitors into some or all of the markets we serve or currently are seeking to serve. We are unable to predict exactly what effect, if any, changes in the strategic landscape might have on our business, financial condition, and results of operations.

We have a significant amount of aircraft related fixed obligations that could impair our ability to make principal and interest payments on our debt obligations and lease payments on our lease obligations.

We have significant obligations including debt and lease obligations related to aircraft purchase commitments, aircraft delivery obligations and aircraft leases, debt and lease obligations for operating facilities, including existing facilities and planned new facilities, and other cash obligations, which may include future funding obligations for potential acquisitions. Our total indebtedness as of February 2, 2009 and December 31, 2008, respectively, was approximately $1.0 billion and $1.1 billion, of which $824.8 million and $832.8 million, respectively, was aircraft related. Our debt service obligations with respect to our indebtedness could have an adverse impact on our earnings, cash flows, and financial position for as long as the indebtedness is outstanding.

Our ability to make scheduled payments of principal and interest for our financing obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond our control.

The amount of our debt and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations, an inability to refinance our debt and fixed obligations, and any acceleration of our debt or other obligations could have important consequences to investors and could:

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

•	result in one or more downgrades in the rating of our indebtedness, which could limit our ability to borrow additional funds or increase the interest rates applicable to the indebtedness.

As a result of the substantial fixed costs associated with our obligations:

•	a decrease in revenues would result in a disproportionately greater percentage decrease in earnings;

•	we may not have sufficient liquidity to fund all of our fixed costs if revenues decline or costs increase; and

•	we may not have sufficient liquidity to respond to competitive developments and adverse economic conditions.

Of our indebtedness, as of February 2, 2009, $824.8 million was secured by certain of our assets, principally aircraft, which may limit the utility of such assets in obtaining additional financing.

Our ability to make all of the principal and interest payments when such payments are due under our indebtedness, including under our Letter of Credit and Revolving Line of Credit Facility and our 7.0% Convertible Notes and 5.5% Convertible Senior Notes, will be dependent on our cash flows and future liquidity. Accordingly, there can be no assurance that we will be able to repay such borrowings. Likewise, our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance and cash flow, which will in turn depend on, among other things, the success of our current business strategy, whether fuel prices continue at current prices levels and/or further increase or decrease, further weakening or improvement in the U.S. economy, as well as general economic and political conditions. A failure to pay our fixed costs or a breach of our contractual obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by one or more credit card processors, and the exercise of remedies of our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs, which would likely have a material adverse impact on us and on our ability to sustain operations.

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

Certain of our existing debt instruments and financing agreements contain covenants that, among other things, limit our ability to:

•	pay dividends and/or other distributions;

•	incur additional indebtedness;

•	dispose of certain assets without application of the proceeds in one or more specified ways; and

•	enter into mergers, consolidations or other business combinations.

As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits.

Our failure to comply with the covenants and restrictions contained in our Letter of Credit and Revolving Line of Credit Facility, our indentures, leases, other financing agreements, and our aircraft purchase agreements could lead to a default under the terms of those agreements. If such a default occurs, the other parties to these agreements could declare all amounts borrowed and all amounts due under other instruments, which contain provisions for cross-acceleration or cross-default, due and payable. If that occurs, we may not be able to make payments on our debt, meet our working capital and capital expenditure requirements, or be able to find additional alternative financing on favorable or acceptable terms or sustain operations.

Our business is, and will continue to be, dependent on the general availability of aircraft fuel.

Due to the effect of political and economic events on the availability of oil, the future availability of aircraft fuel cannot be predicted with any degree of certainty. Although we are currently able to obtain adequate supplies of aircraft fuel, political disruptions, or wars involving oil-producing countries, changes in government policy concerning the production, transportation, or marketing of aircraft fuel, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages in the future. Adverse changes in the availability of, or increases in demand for, oil in general and jet fuel in particular likely would result in increased fuel prices.

Our operations are, and will continue to be, largely dependent upon the availability of fuel in the Gulf Coast area.

Our operations are largely concentrated in the Southeast United States with Atlanta being the highest volume fueling point in our system. In addition, over 80 percent of our fuel contracts are based on prices of jet fuel produced in the Gulf Coast area. Any disruption to the oil production or refinery capacity in the Gulf Coast, as a result of weather or any other disaster could, among other potential effects, have a material adverse effect on our financial condition and results of operations, not only in East Coast routes but across our network due to disruptions in supply of jet fuel, dramatic escalations in the costs of jet fuel, and/or the failure of fuel providers to perform under our fuel arrangements.

We endeavor to manage and mitigate the risks of changes in aviation fuel prices, where we believe appropriate, by entering into hedging arrangements. We do not enter into fuel hedge contracts for speculative purposes.

To the extent we do not hedge our aviation fuel risk or correspondingly adjust our fare levels, fluctuations in the market prices of jet fuel will have the effect of reducing or increasing the amount of profit we earn or loss we incur. Conversely, by entering into hedging contracts, we may, in exchange for minimizing the risk of potential cost increases associated with aviation jet fuel costs, also minimize the potential for cost savings associated with decreases in the price of such fuel and, depending on volatility, may subject ourselves to hedging related losses.

We typically hedge a portion of our fuel exposure with a portfolio of swaps and various types of options using both crude oil and jet fuel as the underlying commodity. Generally our hedging portfolio contains a variety of compound financial instruments, including sold calls which tend to limit the cash benefit of our hedges if jet fuel and crude oil prices increase beyond the call strike prices. For a further discussion of our hedging activities and our potential exposure and benefits at specified price points, see the discussion and chart with respect to our hedging activities under the heading ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Aviation Fuel.”

While we have generally been able to enter into hedging transactions when we have sought such arrangements, no assurances can be given that our ability to enter into such transactions will not adversely be affected in the future by (i) limited interest in the provision of hedging arrangements by financial or other institutions, and (ii) the inability to procure hedging agreements as the result of some crisis (financial or other) associated with the supply of aviation fuel, political instability in oil producing countries or other developments which have otherwise affected the interest of financial or other institutions in entering into fuel hedging transactions in general. Likewise, we cannot assure you that counterparties to hedging agreements will always perform or that our hedging activities will be successful in materially mitigating the impact of rising fuel costs.

Initiatives to address global climate change may increase our costs and adversely affect our business.

Efforts to address greenhouse gases, or GHG emissions, and the resulting impacts of such gases on climate change may increase our cost, adversely affect our environmental progress, and result in diminished air travel due to higher costs. Both the aviation industry, in general, and our company in particular, generate green house gas emissions from our utilization of petroleum-based fuel. Although the industry is estimated to be responsible for approximately 2-3% of the world's daily GHG emissions, until recently aviation was one of the fastest growing sources of GHG, primarily due to the growth in flights outside of the United States. Our GHG generation is directly related to our fuel consumption and fuel efficiency.

Beginning in 2012, any airline flying into or out of the European Union will be required to join the EU's emissions trading system and buy a permit for their GHG emissions; limited relief is expected to be available for new and certain fast growing carriers. Similar "cap and trade" restrictions have been proposed in the United States. A number of states and environmental organizations have asked the U.S. Environmental Protection Agency to regulate greenhouse gas emissions from aircraft and in late 2007, various pieces of legislation, including the Lieberman-Warner Climate Security Act, were introduced in Congress to effectively regulate and tax GHG emissions, including through a cap and trade system. Under certain of such proposed legislation fuel producers would have been required to acquire allowances sufficient to cover the GHG content of the fuel they sell, the cost of which would be expected to be passed along to fuel consumers, including airlines.

In the event such U.S. legislation or regulation is promulgated or in the event similar legislation or regulation is promulgated in other existing non-U.S. jurisdictions where we currently operate or where we may operate in the future, our fuel costs likely will increase as a result thereof. We are unable to predict whether any such legislation or regulation would apportion costs between one or more jurisdictions in which we operate and we may be subject to the risks of multiple taxation or permitting requirements from one or more jurisdictions or our costs may be based on our total flight activities regardless of the relationship of our flight operations to operations in the airspace of the applicable regulatory authority. For example, EU regulations may apply to the entire length of trans-Atlantic flights in determining permit costs rather than just that portion of the flight occurring in EU airspace. Under various proposed legislation, emitters may be eligible for credits based on efforts to reduce GHG emissions preceding the effective date of regulating legislation and may also be eligible for statutory credits to reduce the costs of permits in order to mitigate the impact of such regulations on ultimate consumers. Furthermore, funds from permits may be utilized to fund technology research and development activities for certain industries with the goal of reducing GHG emissions by such industries. We can not predict whether the aviation industry in general or our company in particular will have access to offsets, credit for early action,  special funding, or directed utilization of permit proceeds to provide funding for aviation research and development or alternative jet fuel research. Similarly, we cannot predict whether particular benefits or exemptions would be available to us or at all based on our status as a low cost carrier, as a new market entrant in a particular market or based on our rate of growth.

We rely heavily on technology and automated systems to operate our business, and a failure of these technologies or systems or failures by their operators could harm our business.

We depend on technology and automated systems to operate our business, including our computerized airline reservations system, our telecommunication systems, our Web site, our maintenance and engineering systems, our flight scheduling and yield management systems, and other technologies and systems. In order to reduce costs and maintain and enhance customer service, we have automated numerous activities and functions and our integration and interaction requirements for our systems continue to increase as we strive to achieve maximum rational utilization of all of our resources.

Virtually all of our customer flight reservations are issued to passengers as electronic confirmations, ticketless or as electronic tickets. We depend on our computerized reservation system to be able to issue, track, and accept this data. In order for our operations to work efficiently, our Web site and reservation system must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. While our systems have certain redundancies, substantial or repeated Web site, reservations system, or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase tickets from another airline.

We rely on other automated systems for coordinating maintenance and engineering activities with flight operations and for crew scheduling, flight dispatch, and other operational needs. Disruption in, changes to, or a breach of, these systems could result in the loss of important data, increase our expenses, and possibly delay or impede our flight and related operations.

Our technologies and systems are subject primarily to three types of risk, internal errors or failures, errors or failures by our vendors, and externally caused failures. Many of these risks are beyond our control.

We seek to minimize internal risks through various processes and internal controls, by employing redundant systems, security initiatives and procedures, and disaster recovery plans.

We rely on outside vendors and licensors for a variety of technological services, products, and functions critical to our business, including computer reservation system hosting, software design, and software maintenance. Our use of outside vendors increases our exposure to several risks. If one of our major technology or automated systems vendors fails to perform adequately, we may experience increased costs, delays, or negative public perception of our airline. We believe there currently are other available vendors and alternative systems for all of our licensed technologies and outsourced system operations; however, in the event that one or more of our primary technology or systems' vendors goes into bankruptcy, ceases operation or fails to perform as  promised, replacement services may not be readily available at competitive rates, or at all. Vendor bankruptcies, unionization, regulatory compliance issues, or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure. We seek to minimize our vendor risk through a vendor oversight and quality control process that we believe is among the best in the industry. We regularly review the risk profiles of all of our major vendors and assess the criticality of their products and services to our business. We have implemented redundant systems, disaster recovery programs, or contingency plans for all of principal outsourced systems and have redundant, disaster recovery systems for our major outsourced systems. We also require computer code escrow arrangements for all of our major systems which would allow us to operate key systems in the event of a vendor failure. Despite our initiatives, plans and procedures, such measures may not be adequate or implemented properly or sufficiently to prevent business disruption.

Despite our plans, programs and procedures, we may be vulnerable to external interruption in technology infrastructure on which we are dependent, such as power, telecommunications or the internet, whether due to large scale events, such as natural disasters, or directed actions, including terrorist attacks and system security attacks seeking to compromise or obtain financial data, infect systems with computer viruses or impair or disrupt functionality through denial of services.

Any individual, sustained, or repeated failure or compromise of our technologies and automated systems could result in the loss of or a failure to capture data, negatively affect our customer service, result in increased costs and expenses, or generally cause harm to our business.

Increased labor costs, union disputes, employee strikes, and other labor-related disruption may adversely affect our operations.

Labor costs constitute a significant percentage of our total operating costs. A substantial portion of our workforce is represented by labor unions and covered by collective bargaining agreements. Our labor agreements generally provide for annual pay rate step increases.

We reduced our labor costs in 2008 through both voluntary leaves of absence and early exits; however, we cannot predict whether we will need to reduce our labor costs further in 2009 or whether we will be able to effect any necessary or desirable reductions. If additional reductions are necessary or desirable, we cannot predict whether we will be able to obtain voluntary workforce reductions. We also cannot predict the timing of any voluntary workforce reductions nor can we assure you that we will not need to implement involuntary reductions. Likewise, we cannot predict whether any of our labor groups would agree to voluntary wage and benefit reductions and we cannot predict when any such reductions might be implemented, if at all. We intend to continue to review staffing levels for all other work groups to align staffing with the level of future operations. If fuel prices increase materially from current levels, we may need to effect additional reductions in our work force and/or seek additional wage and benefit concessions. While we believe that we have a competitive advantage in labor costs relative to many of our competitors, many air carriers are seeking or may seek similar reductions and concessions in light of the recent and current operating environment. Accordingly, we cannot assure you that our labor costs going forward will remain competitive on even a comparative basis because: our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs, one or more of our competitors may significantly reduce their labor costs thereby reducing or eliminating comparative advantages as to one or more of such competitors, or our labor costs may increase in connection with potential acquisitions.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, or the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board, or NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as strikes and lockouts.

Our pilots are represented by the National Pilots Association, or NPA. The agreement with our pilots became amendable in 2005 and is currently in mediation under the auspices of the NMB. Our flight attendants are represented by the Association of Flight Attendants, or AFA. The agreement with our flight attendants became amendable in December 2008. Negotiations on proposed amendments began in early 2008 and meetings are scheduled to continue into 2009. Our dispatchers are represented by the Transport Workers Union, or TWU, and the agreement with our dispatchers became amendable in January 2009. We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters, or IBT. The agreement with our maintenance technicians and inspectors becomes amendable in October 2009. The agreement with our technical training instructors becomes amendable in March 2010. The agreement with our stores clerks becomes amendable in June 2010. Finally, the agreement with our ground service equipment employees becomes amendable in September 2011.

While we believe that our relations with labor are generally favorable, any strike or labor dispute with our unionized employees may adversely affect our ability to conduct business. The need for work force reductions and wage and benefit concessions in the current adverse operating environment may have an adverse effect on our labor relations and employee morale.

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

We conduct complete ground handling services at 32 of the 57 airports we serve, including at our Atlanta hub. Ground handling services are provided by third parties at the remaining 25 airports and typically are of three types: above-wing only, under-wing only and complete ground handling. Above-wing services include, but are not limited, to aircraft cleaning and food and beverage services. Under-wing ground handling services include, but are not limited to, directing the aircraft into and out of the gate, baggage loading and unloading, lavatory and water servicing, de-icing and certain other services. Complete ground handling consists of public contact (at the ticket counter, gate and baggage service office) and under-wing services combined. Operations not conducted by our employees are contracted to other air carriers, ground handling companies, or fixed-base operators with such operations overseen by our employees.

Our reliance on third party service providers will continue in the foreseeable future and may result in the relative inability to control the efficiency and timeliness of all of our outsourced ground handling operations. Although we do not anticipate any material problems with the efficiency and timeliness of our existing contract services, problems in connection with such third party services could have a material adverse effect on our business, financial condition, and results of operations.

Our business is and will continue to be subject to weather factors and seasonal variations in airline travel, which cause results to fluctuate.

Our operations will continue to be vulnerable to weather conditions in different parts of our network that could disrupt service, create air traffic control problems, decrease revenue and increase costs, such as during hurricane season in the Southeast United States, and, as our operations in the Midwest and Northeast United States expand, snow and severe winter weather in such regions. Air travel tends to be seasonal. The second quarter tends to be our strongest revenue quarter. Our results of operations reflect weather factors and seasonality, and therefore quarterly results are not necessarily indicative of those for an entire year and the prior results are not necessarily indicative of our future results. In addition, our dependence on a primary hub and on a route network operating largely on the East Coast makes us more susceptible to adverse weather conditions and other traffic delays along the East Coast than some of our competitors that may be better able to spread these traffic risks over larger route networks.

We are subject to various risks as a result of our fleet concentration in two fleet types.

As of February 2, 2009, we have 86 B717 aircraft and 50 B737 aircraft in our fleet. Because fewer carriers operate B717 aircraft, FAA actions to ground that aircraft generally (if actual or suspected defects were discovered in the future unique to that aircraft) would have a more pronounced effect on us. Also, because Boeing discontinued the production of B717 aircraft in 2006, we expect to experience increased costs in later years in connection with parts acquisition and/or maintenance for such aircraft than we would likely incur if such aircraft were still in production.

Our maintenance costs are expected to increase.

Our recent maintenance expenses have been lower than what we expect to incur in the future because of the relatively young age of our B717 and B737 aircraft fleet. Our maintenance costs are expected to increase as these aircraft age and come off the manufacturer’s warranty. Several of our maintenance contracts with third party vendors also provide for annual contractual increases, either based on an inflation-index or a fixed amount.

Our reputation and financial results could be negatively affected in the event of a major aircraft accident.

An accident involving one of our aircraft could involve not only repair or replacement of the damaged aircraft and our consequent temporary or permanent loss from service, but also significant potential claims by passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that our aircraft are less safe or reliable than other airlines, and that could have a negative effect on our business. The occurrence of one or more incidents or accidents involving our aircraft could have a material adverse effect on the public’s perception of us and our future operations.

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

We and airlines in general, are subject to a wide range of governmental regulation, including regulation by the FAA. A modification, suspension, or revocation of any of our FAA authorizations or certificates could adversely impact our business.

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

The terrorist attacks of September 11, 2001, led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial airlines. Accordingly, our insurance costs increased significantly. Likewise, the ability to continue to obtain insurance even at current prices will remain uncertain. Pursuant to the Airline Transportation and System Stabilization Act, the federal government stepped in to provide supplemental third party war-risk insurance coverage to commercial carriers for renewable 60-day periods, at substantially lower premiums than prevailing commercial rates and for levels of coverage not available in the commercial market. In November 2002, Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003. Pursuant to legislation under a variety of Federal acts, Congress has further extended the government’s mandate to provide war-risk insurance. During 2008, the coverage was extended in six-month increments. For 2009, coverage has initially been extended in a three-month increment. Currently, we have received certification of coverage through March 31, 2009. If the federal insurance program terminates, we would likely face a material increase in the cost of war-risk insurance or such insurance might not be available at all. Because of the competitive pressures in the industry, the ability to pass along additional insurance costs to passengers may be limited. As a result, further increases in insurance costs or reductions in available insurance coverage could harm earnings. Any coverage that might be available to us through commercial aviation insurers also could have substantially less desirable terms, and might not be adequate to protect our risk, which could harm our business.

Future acts of terrorism or escalation of U.S. military involvement overseas could adversely affect the airline industry.

Even if not directed at the airline industry, a future act of terrorism, the threat of such acts or escalation of United States military involvement overseas could have an adverse effect on the airline industry. In the event of a terrorist attack, the airline industry would likely experience significantly reduced demand. We cannot assure you that such actions, or consequences resulting from such actions, will not materially harm our business or the airline industry generally.

Certain major airlines have reduced their cost structures reducing our competitive cost advantage.

Since 2001, as a result of slower general economic conditions, the high price of fuel, and intense competition, the airline industry experienced record financial losses. In response to the adverse financial results the airline industry has experienced, airlines have taken actions in an effort to reduce losses by, reducing employee headcount, limiting service offerings, renegotiating labor contracts, restructuring through the bankruptcy process, and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. While our cost advantage remains significant, these changes have reduced our cost advantage over certain airlines, and additional cost reductions by such airlines could further reduce our cost advantage.

The airline industry is intensely competitive and some of our competitors have greater financial resources.

The airline industry in general and the low-fare sector in particular, is highly competitive. Our competitors include other major domestic airlines as well as foreign, regional, and new entrant airlines, some of which will have more financial resources and/or could have lower cost structures than us, and other forms of transportation, including rail and private automobiles. In most of the markets which we currently serve, and in most of the markets which we expect to serve within the coming year, we compete or expect to compete with at least one other low-cost air carrier and one or more major legacy carriers. Our revenues are, and will continue to be, sensitive to numerous competitive factors, and the actions of other carriers in the areas of pricing, scheduling, and promotions, all of which can have a substantial adverse impact on individual airline and overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines, under financial stress or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. In 2008, according to published reports, approximately twenty-nine, predominantly smaller, air carriers, including five, predominantly smaller, U.S. domestic air carriers, filed proceedings under applicable U.S. or non-U.S. bankruptcy or insolvency laws or otherwise ceased operations, with the majority of such U.S. and non-U.S. carriers liquidating rather than seeking to reorganize.

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

In accordance with Statement of Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangibles Assets, and Statement of Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we are required to test certain of our assets for impairment of value on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. Because current adverse industry conditions and recent operating losses are indicators that our intangible assets may be impaired, we performed an interim impairment test of our goodwill, and certain of our long-lived assets (principally aircraft and related spare engines and spare parts) in mid-2008. Factors deemed by management to be indicators of potential impairment triggering events included record high fuel prices, significant losses incurred in the first and second quarters of 2008, a softening U.S. economy, and a significant decrease in the fair value of our outstanding equity and debt securities during 2008, including a decline in the market price of our common stock relative to the net book value per share of our common stock.

As a result of this impairment testing, we recorded goodwill impairment charges of approximately $8.4 million in 2008. We performed the annual impairment test of the financial statement carrying value of our trade name and trademarks which test indicated that there was not an impairment. However, we still have approximately $1.2 billion of operating property and equipment and $21.6 million of intangible assets that could be subject to impairment. We may be required to recognize additional impairments in the future due to, among other factors, continuing operating losses, extreme fuel price volatility, tight credit markets, the decline in our market capitalization and in the fair value of our debt securities, the uncertain economic environment, and other uncertainties. We cannot assure you that a material impairment charge related to our intangible assets or tangible assets, including aircraft, will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in the market for these aircraft. Such changes could result in a greater supply and lower demand for certain aircraft types as other carriers are selling and/or grounding aircraft. An impairment charge could have a material adverse effect on our financial position and results of operations in the period of recognition. See ITEM 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Critical Accounting Policies and Estimates.”

Our ability to utilize net operating loss carryforwards may be limited.

At December 31, 2008, we had estimated net operating loss carryforwards (“NOLs”) of $428.0 million for federal income tax purposes that expire beginning in 2017 and continuing through 2028. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the aggregate value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 5.4% for as of December 31, 2008). Any unused NOLs in excess of the annual limitation may be carried over to later years. Based on analysis that we performed, we believe we have not experienced a change in ownership as defined by Section 382, and, therefore, our NOLs are not currently under any Section 382 limitation.

As a result of our common stock trading at depressed market prices in the last year (relative to the prices at which our stock has generally traded during the previous three-year period), the costs associated with acquiring a sufficient number of shares of our common stock to become a holder of 5% or more of the outstanding shares has decreased significantly. This decline in the cost of reaching the 5% ownership threshold may increase the likelihood that we will experience an “ownership change” for purposes of Section 382, as increases in share holdings by, or that result in a person becoming, a holder of 5% or more of the outstanding shares of our common stock are aggregated for purposes of determining whether such a change has occurred. Although we cannot currently predict whether or when such an “ownership change” may occur, if we were to experience an ownership change under current conditions, our annual NOL utilization could be significantly limited. The imposition of this limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. In addition, depending on the market value of our common stock at the time of any such ownership change, we may be required to recognize a significant non-cash tax charge, the amount of which we cannot estimate at this time.

Certain Risk Factors Relating to Our Securities

Our securities have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

Since mid-2007, and particularly during the second half of 2008, the air carrier industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by rapid and all time high fuel prices and general macroeconomic conditions, especially with regard to the housing and financial industries.

We may incur substantially more debt or take other actions that may affect our ability to satisfy our existing debt obligations including under our 7% Convertible Notes and under our 5.5% Convertible Senior Notes (collectively, the “Notes”).

We are not restricted under the terms of the Notes or the respective indentures for the Notes from incurring substantial additional indebtedness in the future, including secured indebtedness or indebtedness at the subsidiary level, to which the Notes would be structurally subordinated. In addition, the limited covenants applicable to the Notes do not require us to achieve or maintain any minimum financial results relating to our financial position or results of operations. The governing indentures do not contain any restrictive covenants limiting our ability to pay dividends, make any payments on junior or other indebtedness, or otherwise limit our financial condition. Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes could have the effect of diminishing our ability to make payments on the Notes when due, and require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of cash flow to fund our operations, working capital and capital expenditures.

We may not have the ability to repurchase our 5.5% Convertible Senior Notes in cash upon the occurrence of a fundamental change as required by the indenture governing the notes.

Holders of our 5.5% Convertible Senior Notes have the right to require us to repurchase the notes upon the occurrence of a fundamental change. We may not have sufficient funds to repurchase such notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. A fundamental change may also constitute an event of default under, or result in the acceleration of the maturity of, our then-existing indebtedness. Our ability to repurchase our 5.5% Convertible Senior Notes in cash may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time. Our failure to repurchase our 5.5% Convertible Senior Notes when required would result in an event of default with respect to such notes and could result in a cross default with respect to certain of our indebtedness.

Our stock price has been volatile historically and may continue to be volatile. The price of our common stock, and therefore the price of the Notes, may fluctuate significantly, which may make it difficult for holders to resell the Notes or the shares of our common stock issuable upon conversion of the Notes when desired or at attractive prices.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. From January 1, 2007 through February 2, 2009, the sale price of our common stock on the New York Stock Exchange ranged from $1.28 to $13.09 per share, and the last reported sale price of our common stock on February 2, 2009 was $4.11 per share.

The price of our common stock may fluctuate significantly as a result of many factors in addition to the factors discussed in these risk factors. These factors, some or all of which are beyond our control, include:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

•	success of our operating, growth and high priced fuel strategies;

•	investor anticipation of competitive and industry threats, whether or not warranted by actual events;

•	operating and stock price performance of other comparable companies or companies investors may deem comparable to us;

•	news reports relating to trends in our industry or general economic conditions; and

•	realization of any of the risks described in these risk factors.

In addition, the stock market can experience extreme volatility that often may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. Because the Notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our Notes. Holders who receive common stock upon conversion also will be subject to the risk of volatility and depressed prices of our common stock. Also, the existence of the Notes may encourage short selling in our common stock by market participants because the conversion of the Notes could depress the price of our common stock. In addition, the issuance of the Notes could have a dilutive effect on our earnings per share in the future.

If our stock price fluctuates, purchasers of our common stock could incur substantial losses.

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme price and volume fluctuations. The market prices of securities of airline companies have been extremely volatile, and may reflect fluctuations that are unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in extreme fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses.

Investors in our common stock may experience future dilution.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for, our common stock in transactions that may be dilutive to existing holders of our common stock. The holders of our 7% Notes have certain redemption rights which become exercisable in 2010. We may elect to exercise rights to pay the redemption price of our 7% Notes in shares of our common stock which could result in the issuance of a significant number of additional shares. The conversion ratio of our 5.5% Notes is subject to increase in connection with a Make Whole Fundamental Change as defined in the indenture governing such notes. In connection with our Letter of Credit and Revolving Line of Credit Facility, we issued warrants to purchase approximately 4.7 million shares of our common stock for $4.49 per share. The number of shares issuable pursuant to such warrants as well as the shares of common stock issuable upon a conversion of our Notes are subject to adjustments for certain dilutive events as defined in the warrant agreement and the respective Notes indentures. The issuance and sale of shares pursuant to our warrants and Notes may result in substantial dilution to the proportionate equity interest and voting power of holders of our common stock. The sale of such shares also has potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares being placed into the market exceed the market's ability to absorb the increased outstanding stock. Such an event could place further downward pressure on the price of our common stock. This could present an opportunity for short sellers to contribute to a further decline of our stock price. If there are significant short sales of our stock, the price decline that would result from such activity likely would cause the share price to decline, which, in turn, may cause persons who actually hold our stock to sell their shares thereby contributing to a further share price decline of our common stock in the market.

Sales of a significant number of shares of our common stock in the public markets, or the perception of such sales, could depress the market price of our Notes and our common stock.

Sales of a substantial number of shares of our common stock or other equity-related securities in the public markets, including in an offering of our common stock, could depress the market price of the Notes, our common stock, or both, and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock or the value of the Notes. The price of our common stock could be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that may occur involving our common stock. This hedging or arbitrage could, in turn, affect the market price of the Notes.

Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of our common stock or our securities convertible into common stock.

The existence of some provisions in our corporate documents and Nevada law may discourage, delay, or prevent a change in control, which could adversely affect the price of our common stock or the price of the Notes or our other securities convertible into common stock. Our certificate of incorporation and bylaws contain some provisions that may make the acquisition of control more difficult, including provisions relating to the nomination, election, and removal of directors, the structure of the board of directors, and limitations on actions by our shareholders. In addition, Nevada law also imposes some restrictions on mergers and other business combinations between us and any holder of ten percent or more of our outstanding common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2008:

Aircraft Type	Number of Passenger Seats	Owned	Leased	Total	Weighted- Average Age (Years)
B717	117	8	78	86	7.3
B737	137	28	22	50	2.7
Total		36	100	136	5.6

As of December 31, 2008, we had 55 B737 aircraft on order scheduled to be delivered in the year indicated:

Firm Aircraft Deliveries B737
2009	4
2010	-
2011	5
2012	9
2013	5
2014	14
2015	8
2016	10
Total	55

We have agreed to sell two B737 aircraft to a foreign air carrier in 2009 contemporaneous with the delivery thereof to us. The same foreign air carrier purchased two B737s from us in 2008.

As of December 31, 2008, all of our owned aircraft were encumbered under debt agreements. For information concerning the estimated useful lives, residual values, lease terms, operating rent expense, aircraft debt, and firm orders for additional aircraft, see Notes 2, 3, 5 and 6 to the Consolidated Financial Statements.

Ground Facilities

We have signatory status on the lease of facilities at Hartsfield-Jackson Atlanta International Airport. This lease covers use of 22 gates and expires in September 2010. We also have signatory status at several other airports. The current lease at Orlando International Airport, which expires in September 2013, covers use of seven gates. The lease at Baltimore/Washington International (BWI) covers six gates and expires in June 2009. The check-in-counters, gates, and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority or subleased from other airlines.

Our principal corporate offices are located at the Orlando International Airport in a leased facility. The facility houses our executive offices as well as our operations staff, general administrative staff, and some of our computer systems. We have a 15-year lease with the Orlando Airport Authority that expires in 2023. We have an agreement to expand our corporate headquarters which is on hold while we evaluate our options on future development. We are in discussions with our funding partners on how we will proceed.

We rent an aircraft hangar at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The ground lease agreement for this facility expires in 2011 and may be extended an additional ten years through the exercise of options in five-year increments. The hangar houses a portion of our maintenance staff, and parts inventory.

In May 2004, we opened a two bay hangar facility at Hartsfield-Jackson Atlanta International Airport. The hangar can hold three B717 aircraft simultaneously and has an office building attached to the hangar to house maintenance and engineering staff. We have a 20-year lease on the facility which expires in 2024.

We also lease office space in Atlanta for use as a reservations center under a lease which expires in May 2010, a reservation center in Savannah, Georgia, under a lease which expires in February 2009, a warehouse and engine repair facility in Atlanta under a lease that expires in February, 2014, and a reservation center in Carrollton, Georgia, under a lease that expires in March 2009.

During 2008, we entered into a lease for an office building in Atlanta which will be used primarily as a training facility and administrative offices for customer service, recruiting, in flight services, marketing, and internal audit. We have a 26-year lease on the facility that expires in 2034 and has two five-year renewal options.

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

Market Information

Our common stock, $.001 par value per share, is traded on the New York Stock Exchange under the symbol “AAI.” The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2008 and 2007:

	2008		2007
Quarter	High	Low	High	Low
1st	$9.13	$5.61	$13.09	$9.69
2nd	$6.95	$1.97	$12.65	$10.18
3rd	$3.69	$1.28	$11.50	$9.00
4th	$4.66	$1.50	$10.85	$7.13

Holders

As of February 2, 2009, there were approximately 4,257 stockholders of record of common stock.

Dividends

Historically, we have not declared cash dividends on our common stock. In addition, our debt indentures and our Letter of Credit and Revolving Line of Credit Facility restrict our ability to pay cash dividends. In particular, under our Letter of Credit and Revolving Line of Credit Facility, our ability to pay dividends is restricted to a defined amount available for restricted payments including dividends, which amount is determined based on a variety of factors including 50% of our consolidated net income for the applicable reference period and our proceeds from the sale of capital stock, including pursuant to the conversion of indebtedness to our capital stock, all as defined. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any cash dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report on Form 10-K below.

Issuance of Unregistered Securities and Repurchase of AirTran Equity Securities

During the fourth quarter of the year ended December 31, 2008, we did not issue any unregistered equity securities nor did we purchase any of our equity securities, exclusive of any net option exercises to pay withholding taxes and/or the exercise price of the applicable option.

ITEM 6.                      SELECTED FINANCIAL AND OPERATING DATA

The following financial information for the five years ended December 31, 2008 has been derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere herein. No cash dividends per common share were declared during the five years ended December 31, 2008.

Financial Data:
(in thousands, except per share data)	2008		2007		2006		2005		2004
Operating revenues	$2,552,478		$2,309,983		$1,892,083		$1,449,700		$1,040,994
Operating income (loss)	(72,010)	(13)	144,160	(15)	40,861		22,646		29,073
Net income (loss)	$(273,829)	(14)	$52,683	(16)	$14,714		$7,545		$9,834	(17)
Earnings (loss) per common share:
Basic	$(2.51)		$0.58		$0.16		$0.09		$0.12
Diluted	(2.51)		0.56		0.16		0.08		0.11
Total assets at year-end	$2,062,860		$2,048,466		$1,603,582		$1,161,543		$904,792
Long-term debt and capital lease obligations including current maturities at year-end	$1,117,300		$1,057,889		$811,110		$472,599		$313,970

Operating Data:
Revenue passengers	24,619,120		23,780,058		20,051,219		16,638,214		13,170,230
Revenue passenger miles (RPM) (000s)(1)	18,955,843		17,297,724		13,836,378		11,301,534		8,479,262
Available seat miles (ASM) (000s)(2)	23,809,190		22,692,355		19,007,416		15,369,505		11,977,443
Passenger load factor(3)	79.6%		76.2%		72.8%		73.5%		70.8%
Break-even load factor(4)	89.3%		73.2%		71.8%		72.9%		69.7%
Average fare, excluding transportation taxes(5)	$98.04		$92.47		$90.51		$83.93		$76.30
Average yield per RPM(6)	12.73	¢	12.71	¢	13.12	¢	12.36	¢	11.85	¢
Passenger revenue per ASM (RASM)(7)	10.14	¢	9.69	¢	9.55	¢	9.09	¢	8.39	¢
Total revenue per ASM(8)	10.72	¢	10.18	¢	9.95	¢	9.43	¢	8.69	¢
Operating cost per ASM (CASM)(9)	11.02	¢	9.54	¢	9.74	¢	9.28	¢	8.45	¢
Gallons of fuel consumed (000’s)	367,169		359,759		310,926		255,643		205,927
Average stage length (miles) (10)	728		695		652		651		628
Average passenger length of haul(11)	770		727		690		679		644
Average cost of aircraft fuel per gallon, including fuel taxes and into-plane fees	$3.25		$2.23		$2.17		$1.81		$1.22
Average daily utilization (hours: minutes) (12)	11:00		11:00		11:06		11:00		10:54
Number of operating aircraft in fleet at end of year	136		137		127		105		87

Note: All monetary amounts listed below are pre-tax.
(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	The percentage of seats that must be occupied by revenue passengers in order for us to break even on a pre-tax income basis
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
(10)	Total aircraft miles flown divided by departures
(11)	RPMs divided by revenue passengers
(12)	The average amount of time per day that an aircraft flown is operated in revenue service
(13)
Includes an operating expense reduction of $23.2 million related to the gain on sale of assets, principally gains on the sale of aircraft, and an operating expense of $8.4 million related to an impairment of goodwill.

(14)	Includes an operating expense reduction of $23.2 million related to the gain on sale of assets, principally gains on the sale of aircraft, an operating expense of $8.4 million related to an impairment of goodwill, and a non-operating expense of $150.8 million related to losses on fuel derivative instruments.
(15)	Includes an operating expense reduction of $6.2 million related to the gain on the sale of two B737 aircraft.
(16)
Includes an operating expense reduction of $6.2 million related to the gain on the sale of two B737 aircraft and non-operating expense of $10.7 million related to costs associated with the proposed acquisition of Midwest Air Group, Inc. (Midwest), including exchange offer expenses.

(17)
Includes a $1.3 million benefit related to our unsuccessful bid for certain leased gates and other assets of another airline at Chicago-Midway airport and $1.5 million of additional fuel expense related to prior periods

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the results of litigation or investigation. Our forward-looking statements often can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States with a concentration in the eastern United States. A majority of our flights originate and terminate at our largest hub in Atlanta, Georgia. As of December 31, 2008, we operated 86 Boeing 717-200 aircraft (B717) and 50 Boeing 737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 56 locations in the United States. Additionally, we have announced we will commence service to Cancun, Mexico and Branson, Missouri in the first half of 2009 and may add additional markets later in the year. We offer very competitive fares by concentrating on keeping our unit costs low. The enthusiasm and skill of our employees has also been a key to our success.

After a successful 2007, during which we earned net income of $52.7 million, we planned to grow our 2008 capacity (as measured by available seat miles) between ten and twelve percent. Our original 2008 strategy was based on a strong U.S. economy and jet fuel prices consistent with 2007 levels. However, during 2008, the economic environment deteriorated, jet fuel prices increased to record high levels, and the credit markets tightened. During 2008, we undertook a variety of actions to respond to the challenges of the high and volatile cost of jet fuel and the deteriorating U.S. economic environment, including: reducing capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; reducing other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of derivative financial arrangements to hedge the cost of fuel; and managing our costs and employment levels. We also completed capital market transactions exceeding $375 million, including: placing convertible debt and common equity securities; entering into a letter of credit facility to reduce our exposure to holdbacks of cash remittances by a credit card processor; and obtaining a $90 million revolving line of credit.

Despite our efforts to increase unit revenues, control costs, and reduce capacity, after six consecutive years of profitability, we reported an operating loss of $72.0 million and a net loss of $273.8 million for 2008. Included in our results are gains on the sale of assets of $23.2 million, an impairment charge to write-off goodwill of $8.4 million and a non-operating loss on derivative financial instruments of $150.8 million. The 2008 loss was primarily attributable to record high fuel prices during the first nine months of 2008. However, during the fourth quarter of 2008 jet fuel prices decreased dramatically and consequently we reported operating income for the fourth quarter. The fourth quarter also includes non-operating losses on derivative financial instruments which resulted in a pre-tax loss and a net loss for the quarter.

Recent Operating Results

As summarized below, our fourth quarter of 2008 operating income improved compared to both the first nine months of 2008 and the fourth quarter of 2007. This improvement reflects reduced fuel prices as well as the adjustments we made to our business strategy, including the capacity reductions we implemented beginning in September 2008.

	Selected Unaudited Financial and Operating Data
	(In thousands, unless otherwise noted)
	Three months ended December 31, 2008		Nine months ended September 30, 2008		Three months ended December 31, 2007
Operating revenue	$589,415		$1,963,063		$583,836
Operating income (loss)	54,854		(126,864)		14,893
Net (gain) loss on derivative financial instruments	147,686		3,150		1,695
Net loss	(118,391)		(155,438)		(2,171)

Available seat miles (ASM)	5,359,177		18,450,013		5,732,017
Total revenue per ASM - in cents	11.00	¢	10.64	¢	10.19	¢
Operating cost per ASM - in cents	9.97	¢	11.33	¢	9.93	¢
Average cost of aircraft fuel per gallon - in dollars	$2.32		$3.53		$2.45

Our losses for the year ended December 31, 2008, were driven primarily by record high jet fuel prices during the first nine months. During the first nine months of 2008, jet fuel prices (including taxes and into-plane fees) averaged $3.53 per gallon; however, during the fourth quarter jet fuel prices decreased to an average of $2.32 per gallon. The reduction in the average price of jet fuel resulted in a $101.6 million decrease in our aircraft fuel cost during the fourth quarter compared to what fuel cost would have been had fuel prices remained at the average level experienced during the first nine months. Due largely to the decrease in average fuel prices, we reported fourth quarter operating income of $54.9 million compared to an operating loss of $126.9 million for the first three quarters of 2008. Our fourth quarter operating income was also favorably impacted by a 3.4 percent improvement in unit revenue as measured by total revenue per available seat mile compared to the first nine months of 2008. Our fourth quarter 2008 unit revenue also improved by 7.9 percent compared to the fourth quarter of 2007. The unit revenue improvement was attributable to both increased average fare and ancillary revenue levels. Additionally, our aggregate non-fuel operating costs decreased $7.8 million compared to the fourth quarter of 2007 as we reduced capacity as measured by available seat miles by 6.5 percent.

Due to the decrease in crude oil prices during the fourth quarter, we reported a $147.7 million non-operating loss on derivative financial instruments compared to a non-operating loss on derivative financial instruments of $3.1 million for the first nine months. The fourth quarter non-operating loss on derivative financial instruments combined with interest expense caused us to report a loss before income taxes of $114.2 million for the fourth quarter.

Implementation of our Business Strategy in 2008

Prior to 2008, we positioned ourselves as a growth airline. We successfully grew our business at double-digit rates annually from 2000 through 2007 and at a rate of 4.9 percent in 2008. Nevertheless, in 2008, to respond to the challenges of a volatile fuel cost environment in much of 2008, a weaker macroeconomic environment, and very adverse capital market conditions, we recast our plans in order to defer previously planned growth. We implemented reductions in fleet size, capacity, and capital expenditures. We reduced capacity principally by deferring scheduled aircraft deliveries, reducing utilization, and by selling B737 aircraft. We reduced our capacity (as measured by available seat miles) in the last four months of 2008 from a planned ten percent increase to a reduction of approximately seven percent compared to the comparable period of 2007. We are also reducing 2009 capacity. By adjusting our business strategy and implementing revised tactics, we believe we have positioned AirTran Airways to deal with the volatile fuel cost environment, current economic recession, and reduction in consumer demand. We expect to be ready to resume our historical growth strategy when the business environment allows. We made the following adjustments to our strategy to respond to the challenges of a volatile fuel cost environment and weaker macroeconomic conditions.

Reduce the Size of Our Operation and Focus on Strengthening Established Markets. We recast our plans in order to defer previously planned growth and effected strategic reductions in fleet size, capacity, and operations.

More specifically, we reduced capacity by deferring scheduled aircraft deliveries and by selling B737 aircraft. In 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. As of December 31, 2008, we had on order 55 B737 aircraft with delivery dates between 2009 and 2016. We have four B737 aircraft scheduled for delivery in 2009 and no aircraft scheduled for delivery in 2010. Two of the 2009 scheduled aircraft deliveries are being sold upon delivery. During 2008, we sold eight B737 aircraft and recognized an aggregate gain of $20.1 million related to the sales of these aircraft. We may reduce or delay further growth in our fleet and are evaluating possible net reductions in our current fleet including via the sale of additional aircraft.

We anticipate several benefits from postponing our growth and reducing the size of our operation by deferring deliveries and selling aircraft. First, we avoid the revenue ramp-up period associated with entering new markets or expanding service in existing markets. Second, the sale of an aircraft generally results in a cash benefit because the sales proceeds tend to exceed the indebtedness associated with each sold aircraft. Third, the deferral of aircraft deliveries postpones our obligation to make pre-delivery deposits and to arrange and incur permanent aircraft financing.

Continue to Aggressively Cut Costs and Reduce Non-aircraft Capital Expenditures. We reduced our average non-fuel operating costs per available seat mile for each of the six years in the 2002 to 2007 period. During 2008, we managed our employment levels to match our planned capacity. For the year as a whole, our non-fuel unit cost was relatively flat. In addition to continuing to seek ways to cut operating costs, we reduced non-aircraft capital expenditures for 2008 by deferring or eliminating a variety of discretionary capital expenditures.

Increase Cash Resources. During 2008, we completed capital market transactions exceeding $375 million, including: placing convertible debt and common equity securities; executing a letter of credit facility to reduce our exposure to holdbacks by a credit card processor; and arranging a $90 million revolving line of credit. During the second quarter, we accessed the capital markets through an offering of 24.7 million shares of our common stock and through a concurrent offering of $74.8 million of our convertible senior notes. The net proceeds from these two offerings aggregated $147 million. In July, we obtained a commitment for a letter of credit facility pursuant to which a financial institution will provide one or more letters of credit in favor of our largest card processor. The provision of the initial letter of credit resulted in a reduction in the cash remittances which such credit card processor would have otherwise been entitled to withhold from us. In October 2008, the letter of credit facility was amended to also provide for a revolving line of credit of up to $90 million. Our repayment obligations with respect to the letter of credit and revolving line of credit facility are collateralized by certain of our assets. As of December 31, 2008, $90 million of the line of credit had been drawn by us and our unrestricted cash and short-term investments aggregated $335.0 million ($340.5 million including long-term investments).

Mitigate Our Fuel Exposure. We continued to seek to mitigate our fuel cost exposure by entering into a variety of hedging arrangements that provide partial protection against price increases. For every dollar increase per barrel in crude oil or refining costs, our fuel expense for 2009, before the impact of our derivative financial instruments, would increase approximately $9.0 million, based on our projected level of operations. We hedge our fuel cost exposure with a portfolio of swaps and various types of options using both crude oil and jet fuel as the underlying commodity. However, our portfolio contains a variety of compound financial instruments including sold calls, which tend to limit the cash benefit of our hedges if jet fuel and crude oil prices increase beyond the call strike prices. One effect of the recent decreases in the prices of crude oil and jet fuel has been the need for us to post significant cash collateral related to certain of our fuel related derivative agreements. As of December 31, 2008, we had provided counterparties with collateral aggregating $69.2 million, which represented approximately 80 percent of the aggregate fair value of our fuel related derivative financial instrument obligations and our interest rate swap arrangements. Also, in response to the decline in fuel prices, we have elected to unwind certain of our other derivative agreements. During the fourth quarter of 2008, we realized losses of $109 million (of which $41.2 million was paid in early January 2009) to unwind certain derivative financial arrangements pertaining to 2009 fuel requirements which decreased the gallons under hedges to approximately 9.1 percent of our expected 2009 fuel requirements, which will continue to provide partial protection against price increases. Since September 30, 2008, we have revised the composition of our portfolio of fuel related derivative financial instruments in part to reduce our obligation to provide collateral to counterparties in the event of a decrease in the price of the underlying commodity. More specifically, as of February 2, 2009, our portfolio contained relatively fewer collars and relatively more purchased calls.

Increase Revenues. We implemented a number of fare increases beginning in September 2007, which partially mitigated the impact of record high fuel prices during the first nine months of 2008. In addition to increasing fares, we also increased surcharge and ancillary revenues. We implemented fuel surcharges and introduced fees for advance and priority seat selection, call center utilization, checked baggage and the purchase, extension or transfer A+ Rewards. As a result, our total revenue per available seat mile metrics for the fourth quarter of 2008, and for 2008 as a whole, were record highs.

Provide Quality Low Fare Service. Despite the need to make adjustments to our business strategy in 2008, our strategy continues to place strong emphasis on providing superior and friendly service. While third party assessments for 2008 are not yet available, in April 2008, AirTran Airways was rated first in the highly regarded annual Airline Quality Rating (AQR) study, developed in 1991 as an objective method for assessing airline quality. AirTran Airways, ranked second the prior year, was one of only four airlines to improve its AQR score between 2006 and 2007. Our most recent Airline Quality Rating reflects monthly scores for the calendar year 2007 and is based on four major areas: on-time performance, denied boardings, mishandled baggage, and customer complaints. Researchers at the University of Nebraska at Omaha Aviation Institute and the W. Frank Barton School of Business at Wichita State University conduct the study each year.

Other 2008 Accomplishments

During 2008, we:

•	Carried in excess of 24.6 million revenue passengers;

•	Joined the major trade association for the industry, Air Transport Association (ATA), while also retaining membership in the Air Carrier Association of America (ACAA);

•	Initiated service to Burlington, Vermont; Columbus, Ohio; Harrisburg, Pennsylvania; San Antonio, Texas; and San Juan, Puerto Rico;

•	Launched 22 new non-stop routes such as Milwaukee-New York LaGuardia; and Baltimore/Washington International – Los Angeles, California;

•	Developed new functionality for A+ Rewards members at http://www.airtran.com including the ability to purchase additional credits, extend expiring credits, or give credits to other members;

•	Increased the value of the A+ Rewards Elite program by adding upgrade opportunities for Elite fliers at the gate and improving conveniences at the airport; and

•	Announced that we will begin service to Branson, Missouri and Cancun, Mexico in 2009.

We expect our mix of low fares, excellent customer service, an affordable Business Class product, and one of the youngest all-Boeing aircraft fleets will provide product value that customers will continue to find attractive.

2009 Outlook

We will face challenges during 2009. Managing costs and increasing unit revenues in the face of volatile fuel costs and a weak economy will continue to be a primary focus. While fuel market prices have recently decreased dramatically, fuel prices remain volatile and may again increase in 2009. Additionally, our 2009 revenues may be adversely impacted by recessionary macroeconomic conditions in the United States. The pilots’ collective bargaining agreement became amendable in 2005 and is currently in mediation and the flight attendants’ collective bargaining agreement became amendable on December 1, 2008; the impact on our operating results of any new collective bargaining agreement is uncertain.

Based on our current outlook, we expect to reduce capacity as measured by available seat miles by approximately four percent for 2009 compared to 2008. Additionally, we expect our 2009 non-fuel unit operating costs per available seat mile to increase six to seven percent compared to 2008. We expect our non-fuel unit operating costs to increase primarily due to: increases in aircraft maintenance costs due to the aging of both aircraft types, a contract cost increase for B717 engine repairs, and an increased number of heavy airframe checks for our B717 aircraft; higher employee compensation costs due to higher wage rates attributable to higher average employee seniority; increased pilot training expenses; higher airport rents and landing fees; and a higher percentage of leased aircraft. Our fuel costs in the first quarter 2009 are estimated to be between $1.80 and $1.85 per gallon, including taxes, transportation, and into-plane fees and excluding the impact of our fuel risk management program. This assumes $47 a barrel crude oil and an $18 jet fuel refining margin.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

RESULTS OF OPERATIONS

2008 Compared to 2007

Summary

We reported an operating loss of $72.0 million, net loss of $273.8 million, and loss per diluted common share of $2.51 for 2008. Included in our results are gains on the sale of assets of $23.2 million, an impairment charge to write-off goodwill of $8.4 million and a non-operating loss on derivative financial instruments of $150.8 million. The 2008 losses were attributable primarily to record high fuel prices during the first nine months of 2008. However, during the fourth quarter jet fuel prices decreased dramatically and consequently we reported a fourth quarter operating profit of $54.9 million. For 2007, we recorded operating income of $144.2 million, net income of $52.7 million and diluted earnings per common share of $0.56. Included in our results for 2007 are gains on the sale of aircraft of $6.2 million, $0.3 million loss on derivative financial instruments, and the write-off of $10.7 million of expenses related to the attempted acquisition of Midwest Air Group (Midwest Airlines).

Operating Revenues

Our operating revenues for the year ended December 31, 2008 increased $242.5 million (10.5 percent), primarily due to a 9.8 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 9.6 percent increase in passenger traffic as measured by revenue passenger miles (RPMs). Average yield per RPM was 12.73 cents, 0.2 percent higher than the year ended December 31, 2007. During the year ended December 31, 2008, our average passenger length of haul increased 5.9 percent; an increase in average passenger length of haul tends to increase average fare and tends to reduce average yield. Load factor increased to 79.6 percent, 3.4 points higher than the prior year, resulting in a 4.6 percent increase in passenger revenue per ASM versus the year ended December 31, 2007. Total unit revenue increased 5.3 percent as a result of stronger loads and increases in ancillary revenues.

During 2008, we moderated our growth by taking delivery of only eight B737 aircraft, selling eight B737 aircraft, and terminating early the lease of one B717 aircraft, bringing our total fleet to 136 aircraft at year-end. While the aircraft fleet size was reduced by one unit, the average fleet size was 3.7 percent higher in 2008 compared to 2007. As a result, our capacity, as measured by available seat miles (ASMs), increased 4.9 percent. Our traffic, as measured by RPMs, increased 9.6 percent, resulting in a 3.4 percentage point increase in passenger load factor to 79.6 percent.

Other revenues for 2008 increased $27.8 million (25.0 percent). Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, additional and excess baggage fees and other miscellaneous revenues. The increase in other revenues is attributable primarily to increases in direct booking fees, unaccompanied minor fees, change and cancellation fees, and baggage fees. In late 2007, we ceased offering cargo services. Other revenues for the year ended December 31, 2007 included $3.4 million of cargo revenue.

Operating Expenses

Our operating expenses for the year ended December 31, 2008 increased $458.7 million (21.2 percent) and increased 15.5 percent on an operating cost per ASM basis (CASM). Our financial results were significantly affected by the price of fuel and volatility of the price of fuel.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expense per ASM (CASM), for the indicated periods:

	Year ended December 31,				Percent Increase (Decrease)
	2008		2007
Aircraft fuel	5.02	¢	3.54	¢	41.8%
Salaries, wages and benefits	1.99		1.99		—
Aircraft rent	1.02		1.07		(4.7)
Maintenance, materials and repairs	0.68		0.67		1.5
Distribution	0.42		0.39		7.7
Landing fees and other rents	0.58		0.54		7.4
Aircraft insurance and security services	0.09		0.10		(10.0)
Marketing and advertising	0.17		0.18		(5.6)
Depreciation and amortization	0.25		0.21		19.0
Gain on sale of assets	(0.10)		(0.03)		233.3
Impairment of goodwill	0.04		—		—
Other operating	0.86		0.88		(2.3)
Total CASM	11.02	¢	9.54	¢	15.5%

Aircraft fuel increased 41.8 percent on a cost per ASM basis. During 2008, our fuel price per gallon, including taxes and into-plane fees, increased 45.7 percent from $2.23 during 2007 to $3.25 during 2008. During 2008, we realized $15.7 million in gains from fuel related derivative financial instruments which reduced fuel expenses.

Distribution expense increased 7.7 percent on a cost per ASM basis primarily due to higher credit card fees paid to various credit card companies.

Landing fees and other rents increased 7.4 percent on a cost per ASM basis primarily due to facility rental rate increases by various airports.

Aircraft insurance and security services expense decreased 10.0 percent on a cost per ASM basis primarily due to negotiated lower rates for hull and liability insurance.

Marketing and advertising costs decreased 5.6 percent on a cost per ASM basis because our ASMs increased more than marketing and advertising costs.

Depreciation and amortization increased 19.0 percent on a cost per ASM basis primarily because a higher proportion of our fleet was owned during 2008 compared to 2007. Also, additions to computer equipment and software increased depreciation and amortization expense.

Gain on sale of assets for the year ended December 31, 2008 was $23.2 million compared to $6.2 million for the year ended December 31, 2007. Gain on sale of assets in each year consists primarily of gains on aircraft sales. During the years ended December 31, 2008 and 2007, we sold eight and two B737 aircraft, respectively.

Impairment of goodwill expense for the year ended December 31, 2008 was $8.4 million. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Because current adverse industry conditions and our recent operating losses were indicators that our intangible assets may have been impaired, we prepared an assessment in accordance with SFAS 142 and concluded that all of our goodwill was impaired as of June 30, 2008, while our trademarks and trade names were not impaired. Consequently, we recorded a charge of $8.4 million to write-off the financial statement carrying value of all of our goodwill during 2008.

Other (Income) Expense

Other (income) expense, net increased by $163.1 million to $219.9 million for 2008 compared to 2007. We reported losses on derivative financial instruments of $150.8 million for 2008, compared to losses of $0.3 million for 2007. Interest income decreased $16.7 million due to lower interest rates. Also, during 2008, we recorded a $5.2 million charge to interest income related to realized and unrealized losses on investments. Interest expense, including amortization of debt issuance costs, increased by $2.6 million primarily due to the net effects of the following: the favorable impact of lower interest rates applicable to variable interest rate debt due to declines in market interest rates; the unfavorable impact of debt service for our 5.5% convertible senior notes issued in May 2008; the unfavorable impact of debt service for our letter of credit and revolving line of credit facility obtained in 2008; and a $2.4 million charge related to debt issuance costs written off and prepayment penalties related to debt repayments from B737 aircraft sold during 2008. Capitalized interest decreased by $3.9 million. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery. Other (Income) Expense for 2007 includes $10.7 million to write-off the costs associated with the attempted acquisition of Midwest Airlines which was terminated in August 2007.

Income Tax Expense (Benefit)

Our effective rate was 6.2 percent and 39.7 percent for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent effective state tax rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. Also, during 2008, we recorded an $8.4 million charge to write-off all of the carrying value of our goodwill. Because this write-off is not deductible for income tax purposes, we did not record a tax benefit and consequently our effective tax rate was reduced.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including a portion of the deferred tax asset associated with loss carryforwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses over the past three years, and that we are therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. Consequently, our effective tax rate for 2008 was substantially lower than the statutory rate. As of December 31, 2008, we had recorded $97.2 million of valuation allowance related to our net deferred tax assets.

Regardless of the financial accounting for income taxes, our net operating loss carryforwards are currently available for use on our income tax returns to offset future taxable income.

2007 Compared to 2006

Summary

We reported operating income of $144.2 million, net income of $52.7 million and diluted earnings per common share of $0.56 for the year ended December 31, 2007. For 2006, we reported operating income of $40.9 million, net income of $14.7 million, and diluted earnings per common share of $0.16.

Operating Revenues

Our operating revenues for the year ended December 31, 2007, increased $417.9 million (22.1 percent), primarily due to a 21.2 percent increase in passenger revenues. The increase in passenger revenues was largely due to a 25.0 percent increase in passenger traffic as measured by revenue passenger miles (RPMs), net of the impact of a decrease in our average yield per RPM of 3.1 percent to 12.71 cents. The decrease in yield resulted primarily from an increase in the average stage length of 6.6 percent to 695 miles. Our average fare increased 2.2 percent to $92.47. The 3.4 percentage point increase in load factor combined with the 3.1 percent decrease in yield resulted in a 1.5 percent increase in passenger unit revenues as measured by passenger revenue per available seat mile (RASM) to 9.69 cents.

During the year ended December 31, 2007, we took delivery and placed in service ten B737 aircraft. As a result, our capacity, as measured by available seat miles (ASMs), increased 19.4 percent. The combination of our 19.4 percent increase in capacity and 25.0 percent increase in traffic resulted in a 3.4 percentage point increase in passenger load factor to 76.2 percent.

Other revenues for 2007 increased $34.3 million (46.8 percent). Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, excess baggage fees and other miscellaneous revenues. The increase in other revenues was attributable primarily to increases in change and cancellation fees, direct booking fees, and sales of frequent flyer credits.

Operating Expenses

Our operating expenses for the year ended December 31, 2007, increased $314.6 million (17.0 percent), but decreased 2.1 percent on an operating cost per ASM basis (CASM). Our financial results were significantly affected by the price of fuel and volatility in the price of fuel.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table presents our unit costs, defined as operating expense per ASM, for the indicated periods:

	Year ended December 31,				Percent Increase (Decrease)
	2007		2006
Aircraft fuel	3.54	¢	3.55	¢	(0.3)%
Salaries, wages and benefits	1.99		2.05		(2.9)
Aircraft rent	1.07		1.21		(11.6)
Maintenance, materials and repairs	0.67		0.66		1.5
Distribution	0.39		0.37		5.4
Landing fees and other rents	0.54		0.53		1.9
Aircraft insurance and security services	0.10		0.14		(28.6)
Marketing and advertising	0.18		0.24		(25.0)
Depreciation and amortization	0.21		0.16		31.3
Gain on sale of assets	(0.03)		—		—
Other operating	0.88		0.83		6.0
Total CASM	9.54	¢	9.74	¢	(2.1)%

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

Aircraft rent decreased 11.6 percent on a cost per ASM basis. From December 31, 2006 to December 31, 2007, we took delivery of ten B737 aircraft. As a result, our capacity, as measured by ASMs, increased 19.4 percent. However, of the ten aircraft we took delivery of, none were leased. As a result, aircraft rent expense increased only 5.2 percent from 2006 to 2007.

Aircraft insurance and security services decreased 28.6 percent on a cost per ASM basis. While the addition of ten new Boeing aircraft to our fleet during the year ended December 31, 2007 increased our total insured hull value and related insurance premiums, the decrease on a cost per ASM basis was primarily due to a reduction in hull and liability negotiated insurance rates for our 2007 fleet coverage.

Marketing and advertising costs decreased 25.0 percent on a cost per ASM basis, primarily due to a reduction in promotional costs.

Depreciation and amortization increased 31.3 percent on a cost per ASM basis, primarily due to the addition of ten owned B737 aircraft for the year ended December 31, 2007, as well as the purchase of spare aircraft parts for the B737 fleet.

Gain on sale of assets for the year ended December 31, 2007, was $6.2 million. In April 2007, we took delivery of and in May 2007, we subsequently sold two aircraft and recognized a gain of $6.2 million related to the sale of these two aircraft. During the year ended December 31, 2006, we did not sell any aircraft.

Other operating expense increased 6.0 percent on a cost per ASM basis. The increase is attributable in large part to increased ground handling services, contracted services, and de-icing operations.

Other (Income) Expense

Other (income) expense, net increased by $40.6 million. Interest income decreased by $1.3 million. Interest expense, including amortization of debt issuance costs, increased by $24.7 million primarily due to the effect of aircraft debt financings entered into during 2006 and 2007. Capitalized interest decreased by $3.7 million due to fewer future aircraft deliveries resulting in lower pre delivery deposits (PDPs). Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

Net unrealized (gains) losses on derivative financial instruments in 2007 were $0.3 million. The net unrealized (gains) losses are attributable to the net of $2.9 million of unrealized losses on interest rate swap arrangements and $2.6 million of unrealized gains on fuel related derivatives.

On January 11, 2007, we commenced an exchange offer for all of the outstanding shares of Midwest Airlines. On August 12, 2007, we announced that our exchange offer for all of the outstanding shares of Midwest Airlines had terminated and on August 17, 2007, we announced that we had terminated all our efforts to acquire Midwest Airlines in a negotiated transaction. As of September 30, 2007, costs associated with the proposed acquisition, including the exchange offer, were $10.7 million, and consisted primarily of fees for attorneys, accountants, investment bankers, travel and other related costs. All costs related to the proposed acquisition were charged to Other (income) expense during the three months ended September 30, 2007.

Income Tax Expense

Our effective income tax rate was 39.7 percent and 40.3 percent for the years ended December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had aggregate unrestricted cash, cash equivalents, and short-term investments of $335.0 million ($340.5 million including long-term investments). As of December 31, 2008, we also had $86.1 million of restricted cash. In October 2008, we obtained a Revolving Line of Credit Facility pursuant to which we are permitted to borrow up to $90 million for general corporate purposes, of which $90 million had been borrowed as of December 31, 2008. As of February 2, 2009, we had no borrowings outstanding under the Revolving Line of Credit Facility. During 2008, our primary sources of cash were from sales of aircraft, the issuance of debt and equity securities, and borrowings under the new Revolving Line of Credit Facility. Our primary uses were for cash used by operating activities, purchase of aircraft and repayment of debt.

2008 Operating, Financing, and Investing Activities

Operating activities in 2008 used $179.9 million of cash flow compared to providing $182.1 million in 2007. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the year ended December 31, 2008, we reported a net loss of $273.8 million compared to net income of $52.7 million for the year ended December 31, 2007. The 2008 loss negatively impacted cash used by operating activities.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded in air traffic liability, fluctuate seasonally and also provide cash as we grow and consequently receive additional cash for future travel. This source of cash will decline or change to a use to the extent we slow or reverse our growth or the amounts held back by our credit card processors increase. During 2008, our air traffic liability balance increased $32.1 million contributing favorably to net cash used by operating activities. During 2007, our air traffic liability balance increased $64.3 million, contributing to net cash flow from operating activities. During 2008, restricted cash increased by $44.3 million, primarily due to cash remittances held back by credit card processors and cash collateral deposits remitted by us to counterparties to certain derivative financial instrument arrangements. Changes in accounts payable, accrued, and other current and non-current liabilities also have had a significant impact on our cash flow from operating activities. During 2008, the $37.3 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash used by operating activities. Accounts payable and accrued and other liabilities increased in 2008 primarily due to increased accounts payable. During 2007, the $46.5 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

Derivative financial instruments significantly impacted cash flow used by operating activities in 2008. Changes in the fair value of derivative financial instruments, which adversely impacted our loss before taxes but did not require the use of cash, aggregated $66 million. Also, counterparties to derivative financial instruments held deposits made by us aggregating $48.8 million which required the use of cash.

We used cash to increase other assets by $4.5 million and $16.4 million during the years ended December 31, 2008 and 2007, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Cash was provided as we reduced prepaid fuel and stored fuel by $16.7 million during the year ended December 31, 2008, and was used to increase prepaid fuel and stored fuel by $27.2 million during the year ended December 31, 2007.

Investing activities in 2008 provided $328.7 million in cash compared to the $82.8 million used in 2007. Purchases and sales of available for sales securities are classified as investing activities. During 2008, sales of available for sale securities exceeded purchases of available for sale securities by $88.7 million. As of December 31, 2008, our investments included $17.5 million in an enhanced cash investment fund and $7.9 million in a money market fund. The managers of each of these funds have limited immediate redemptions and we have classified $5.5 million of our investment in the enhanced cash investment fund as long-term as of December 31, 2008. During 2007, sales of available for sale securities exceeded purchases of available for sale securities by $30.6 million. Investing activities also include expenditures for aircraft deposits, the purchase of aircraft and other property and equipment, and, in 2007, deferred costs related to the attempted acquisition of Midwest Airlines.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of refunded deposits in the aircraft. During 2008, we received $114.9 million in previously paid aircraft deposits while paying $59.1 million in new aircraft deposits. During 2007, we received $90.7 million in previously paid aircraft deposits while paying $90.6 million in new aircraft deposits. During 2008, we purchased eight B737 aircraft, of which four were sold. We incurred $178.6 million of debt related to the acquisition of aircraft. During 2008, we expended $136.4 million in cash, primarily for the acquisition of aircraft, and for the acquisition of rotable parts and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchases of ground and computer equipment. During 2007, we purchased 12 B737 aircraft, of which two were sold. We incurred $293.7 million of debt related to the acquisition of these aircraft. During 2007, we expended $176.0 million in cash, primarily for the acquisition of aircraft, and for the acquisition of other property and equipment.

Financing activities used $40.6 million of cash during 2008 compared to using cash of $51.5 million in 2007. During 2008, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $32.7 million and repaid $91.1 million of pre-delivery deposit debt financing. During 2008, we repaid $229.4 million of aircraft purchase debt financing. Also, during 2008, we borrowed $178.6 million in non-cash transactions to finance the purchase of six B737 aircraft. During 2007, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $67.7 million and repaid $61.4 million of pre-delivery deposit debt financing. During 2007, we repaid $53.7 million of aircraft purchase debt financing. Also, during 2007, we borrowed $293.7 million in non-cash transactions to finance the purchase of ten B737 aircraft. See ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 5 – “Debt” for additional information regarding our outstanding debt.

During the second quarter 2008, we completed two additional financings. The proceeds were used to improve our overall liquidity and for general corporate purposes. On April 30, 2008, we completed a public offering of $74.8 million in convertible senior notes due in 2015. Such notes bear interest at 5.5% payable semi-annually, in arrears, on April 15 and October 15. The 5.5% notes are senior unsecured obligations of Holdings and rank equally with all existing and future senior unsecured obligations of Holdings. We placed approximately $12.2 million of the proceeds of the offering in an escrow account with the trustee. Funds in the escrow account are invested in government securities and are being used to make the first six scheduled semi-annual interest payments on the notes, and these payments are secured by a pledge of the assets in escrow. On May 1, 2008, we completed a public offering of 24.7 million shares of our common stock at a price of $3.20 per share, receiving net proceeds of approximately $74.7 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

In August 2008, we entered into an amendment to our agreement with a co-branded credit card issuer to sell a specified number of pre-award frequent flyer credits. In 2008, we received $20 million related to an early purchase of frequent flyer credits.

During 2008 and 2007, we received $3.9 million and $2.4 million, respectively, from the issuance of common stock related to the exercise of options and the employee stock purchase plan.

Year 2009 Cash Requirements and Potential Sources of Liquidity

Our 2009 cash flows will be impacted by a variety of factors including our operating results, scheduled debt maturities, and capital expenditure requirements. In addition, we may need cash resources to fund increases in collateral provided to counterparties to our derivative financial instrument arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us.

During 2009, we will need cash for capital expenditures and debt maturities. We anticipate that during 2009: expenditures for acquisition of property and equipment other than aircraft and aircraft parts will be approximately $10 million to $15 million. Payments of current maturities of existing debt and capital lease obligations will aggregate $160.7 million in 2009, including $90 million previously borrowed under the Revolving Line of Credit Facility.

Our 2009 aircraft purchase commitments aggregate $135.0 million, including our obligation to make pre-delivery deposit payments to Boeing. No additional pre-delivery deposits are due for the 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from financial institutions, we currently have no such financing in place for our deliveries in 2011 and beyond and we have no assurance that, given the current status of the financial markets, satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments of $16.2 million in 2009. We have four B737 aircraft scheduled for delivery in 2009, two of which we have agreed to sell to a foreign air carrier to whom we previously sold two B737 aircraft in 2008. We have received deposits of $5.0 million from the foreign carrier. However, these pending sales are subject to customary closing conditions, some of which are outside of our control, and therefore we cannot give assurances that the closing of these transactions will occur. We have not arranged permanent financing for such aircraft because we intend for those aircraft to be sold to the buyer substantially contemporaneously with our purchase from Boeing. However, we have arranged backstop secured debt financing to fund a portion of the purchase price of each of the other two B737 aircraft deliveries scheduled for 2009.

We may need cash resources to fund increases in collateral provided to counterparties to our derivative financial arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us. We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. Our obligation to provide collateral pursuant to fuel related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices tends to cause a net use of cash in the period when prices decrease. As of December 31, 2008 and February 2, 2009, we provided counterparties with collateral aggregating $69.2 million and $32.2 million, respectively.

Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (i.e., a “holdback”). As of December 31, 2008, we were in compliance with our processing agreements and each of our two largest processors was entitled to withhold amounts that would otherwise be remitted to us. The largest processor was holding back no remittances because we had obtained a letter of credit for the benefit of the processor. In the event that, among other things, our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels, or a processor reasonably determines that there has been a material adverse occurrence or certain other events occur, the processor would be entitled to withhold additional cash remittances from us; our potential cash exposure to additional holdbacks by our largest two credit card processors based on advanced ticket sales as of December 31, 2008, after considering the $125 million letter of credit issued in favor of our largest credit card processor, was up to a maximum of $84.0 million.

We believe we have options available to meet our debt repayments, capital expenditures and operating commitments which may include internally generated funds and various financing or leasing options, including the sale, lease, or sublease of our aircraft. Additionally, we have arranged for a $90 million Revolving Line of Credit Facility, under which $90 million and $0 was outstanding as of December 31, 2008 and February 2, 2009, respectively. However, our owned aircraft and our pre-delivery deposits are pledged as collateral for outstanding debt, and we have pledged—directly or indirectly—a variety of our assets to collateralize our obligations under our Letter of Credit and Revolving Line of Credit Facility. The counterparty to the Revolving Line of Credit Facility has agreed to release its lien on certain of the collateral securing that Facility for certain purposes, which may include securing a new financing.

We believe that our existing liquidity and projected 2009 cash flows will be sufficient to fund our operations and other financial obligations through December 2009. While we believe our 2009 plan is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on severity and duration, have an unfavorable impact on our ability to generate sufficient cash from operations to maintain adequate liquidity through December 31, 2009. Such adverse events could include: significant increases in fuel prices for an extended period of time; significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions; or, the increase in the percentage of advance ticket sales that are being held back by our credit card processors. If one or more of such events were to occur, we would likely undertake a variety of actions to mitigate the impact of such events including seeking to obtain additional secured debt, unsecured debt or equity financing. However, our current credit rating, the fact that we have limited operating assets to serve as collateral for additional borrowings, and the disruption in the U.S. and global capital markets combined to make it difficult for us to obtain financing in the latter part of 2008. Accordingly, to the extent unanticipated adverse events were to result in a need for substantial additional financing, such additional debt or equity financing might not be available to us on terms acceptable to us or at all. For further discussions of 2009 liquidity requirements and the risks of our business, see ITEM 1A. “RISK FACTORS.”

Letter of Credit and Revolving Line of Credit Facility

In 2008, we, with Airways as the borrower and Holdings as the guarantor, entered into an agreement, as amended, to provide for a combined letter of credit and revolving line of credit facility (the Letter of Credit and Revolving Line of Credit Facility). Under the Letter of Credit and Revolving Line of Credit Facility we are permitted to borrow, upon two days notice, until April 30, 2010 (the Expiration Date), up to $90 million for general corporate purposes (the Revolving Line of Credit Facility). Also, we are entitled to the issuance by a financial institution, until 30 days prior to the Expiration Date, of letters of credit for the benefit of one or more of our credit card processors (the Letter of Credit Facility). The aggregate amount of outstanding letters of credit plus the outstanding amount borrowed under the Revolving Line of Credit Facility is not permitted to exceed $215 million. Amounts borrowed under the Revolving Line of Credit Facility bear interest at a rate of 12 percent per annum and must be repaid to the extent that our aggregate unrestricted cash and investment amount exceeds $305 million at any time. We may borrow up to twice a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2008 and February 2, 2009, we had $90 million and $0 of outstanding borrowings under the Revolving Line of Credit Facility, respectively. As of both December 31, 2008 and February 2, 2009, a letter of credit for $125 million had been issued for the benefit of our largest credit card processor.

Our obligations under the Letter of Credit and Revolving Line of Credit Facility are secured by the pledge of — directly or indirectly — our accounts receivable; ground equipment; aircraft parts; certain inventory; our residual interest in owned B717 aircraft; certain real property assets, and certain other assets, including various contract rights which include but are not limited to rights under certain purchase and sales agreements for aircraft and derivative financial instruments. The aggregate of amounts borrowed and outstanding letters of credit under the Letter of Credit and Revolving Line of Credit Facility is not permitted to exceed the estimated value of the collateral. The Letter of Credit and Revolving Line of Credit Facility includes various covenants, including limitations on dividends and distributions, limitations on the incurrence of indebtedness, and limitations on mergers and acquisitions. In the event of a change in control, as defined, the lender may require us to post cash collateral to secure the letter of credit obligations and require us to repay outstanding loans under the Revolving Line of Credit Facility. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising from tickets sold during the period of exposure to be covered by the letter of credit, which, in the case of the initial letter of credit, will end August 14, 2009, but is subject to periodic extensions, at the discretion of the lender, ending not later than June 30, 2011, and is subject to earlier termination upon the occurrence of a material adverse change in our financial condition or other like event. We expect that the period of exposure to be covered by the initial letter of credit will be periodically extended through December 31, 2009, in the absence of a material adverse change in our financial condition or other like event. The initial letter of credit will expire no later than eighteen months after the end of the period of exposure covered. The periods of exposure to be covered by, and expiration dates of, subsequently issued letters of credit will be determined by mutual agreement between the lender and us.

In connection with the Letter of Credit and Revolving Line of Credit Facility, on October 31, 2008, we issued warrants to purchase approximately 4.7 million shares of our common stock for $4.49 per share. The number of shares issuable pursuant to the warrants is subject to adjustments depending on whether the holder elects to pay the exercise price in cash or through delivery of warrants with a value at least equal to the exercise price and is also subject to adjustments for certain dilutive events as defined. The warrants expire on October 31, 2011.

Credit Card Processing Arrangements

We have agreements with organizations that process credit card transactions arising from purchasing air travel by our customers. Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (i.e., a “holdback”). Holdbacks are classified as restricted cash on our consolidated balance sheet. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us.

In 2008, we amended our agreements with our two largest credit card processors (based on volumes processed for us). The agreement with our largest credit card processor expires December 31, 2009. Each of the amended agreements provides that a processor may hold back amounts that would otherwise be remitted to us in the event that, among other things, our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels, or a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. The amount that each processor is entitled to hold back is determined by a combination of the level of our aggregate unrestricted cash and investments (as defined) and our profitability. If our aggregate unrestricted cash and investments (as defined) is less than the specified amounts at specified testing dates, each processor is entitled to increase amounts held back to specified percentages (ranging from 25% to 100%) of its exposure to credit card chargebacks. To the extent such increases are funded with unrestricted cash, the resultant reduced levels of unrestricted cash and investments may trigger incremental holdback requirements under each of the two processing agreements. We have the contractual right to reduce the amounts which are otherwise withheld by our two largest credit card processors to the extent that we provide the applicable processor with a letter or letters of credit. As of December 31, 2008, a $125 million letter of credit had been issued for the benefit of our largest credit card processor under our Letter of Credit Facility and the processor was holding back no cash remittances from us.

As of December 31, 2008, we had advanced ticket sales of approximately $223.5 million related to all credit card sales. As of December 31, 2008, we were in compliance with our processing agreements and based on our level of profitability and unrestricted cash and investments, as defined, our two largest processors were entitled to holdback 50% of their exposure to credit card chargebacks. Had we not been in compliance with the agreements, or if our level of unrestricted cash and investments, as defined, was lower, our potential cash exposure to additional holdbacks by our largest two credit card processors based on advanced ticket sales as of December 31, 2008, after considering the $125 million letter of credit issued in favor of our largest credit card processor, was up to a maximum of $84.0 million. Our levels of unrestricted cash and air traffic liability are highly seasonal reaching their highest levels in the early summer and late fall and reaching their lowest levels in the winter; accordingly, the amounts potentially withheld by our credit card processors are also higher, and in some cases substantially higher, during certain times of the year. Our future aggregate cash and investments will be dependent on, among other factors, our future profitability, including the cost of fuel, the extent of cash collateral related to derivative financial instruments we may be required to fund, the level of advance ticket sales, our borrowing availability under our Revolving Line of Credit Facility, and the continued availability of our Letter of Credit Facility. While a decrease in our unrestricted cash and investments could result in additional amounts being withheld by our credit card processors, to the extent that we achieve specified aggregate unrestricted cash and investment amounts and profitability levels, each agreement also provides for a reduction or elimination of the percent of its exposure that each processor is currently entitled to holdback.

Fuel Related Derivative Financial Instrument Arrangements

We enter into fuel related derivative financial instruments to reduce the ultimate variability of cash flows associated with fluctuations in jet-fuel prices. The financial accounting for fuel related derivatives is discussed in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 4 – Financial Instruments” and our exposure to market risk is discussed in ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Aviation Fuel.” In summary, our fuel related derivative financial instruments impacted our 2008 financial statements as follows:

•	Net realized gains related to derivative financial instruments that qualify for hedge accounting reduced fuel expense by $15.7 million during 2008.

•
We recorded non-operating net losses related to derivative financial instruments that do not qualify for hedge accounting of $150.8 million during 2008. During 2008, we realized losses related to derivative financial instruments that do not qualify for hedge accounting of $126.3 million (including $109 million to unwind certain derivative financial instruments pertaining to 2009 fuel requirements). Realized losses include $41.2 million that settled in cash in early January 2009.

•
As of December 31, 2008, the estimated fair value of our fuel related derivative financial instruments was a net liability of $65.5 million. The fair value of our fuel related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel related derivatives.

•
As of December 31, 2008, other accumulated comprehensive income included $7.7 million (before income tax) of net unrealized losses which had not yet been recognized in the Consolidated Statements of Operations.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of December 31, 2008, we provided counterparties to fuel and interest rate related derivative financial instruments with collateral aggregating $69.2 million. As of February 2, 2009, the collateral that we provided counterparties decreased to $32.2 million largely as a result of the unwinding of certain derivative financial instruments pertaining to 2009 fuel requirements. The collateral is classified as restricted cash if the funds are held in our name and is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide additional collateral to counterparties which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease. Since September 30, 2008, we have revised the composition of our portfolio of fuel related derivative financial instruments in part to reduce our obligation to provide collateral to counterparties in the event of a decrease in the price of the underlying commodity. More specifically, as of February 2, 2009, our portfolio contained relatively fewer collars and relatively more purchased calls.

Aircraft Acquisitions, Purchase Commitments and Financings

During 2008, we took delivery of eight purchased B737 aircraft from The Boeing Company (“Boeing”), of which two were sold upon delivery and two were sold after delivery. In May, July and October 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. As of December 31, 2008, we had on order 55 B737 aircraft with delivery dates between 2009 and 2016.

We may reduce or delay further growth in our fleet and are evaluating possible net reductions in our current fleet including through the sale of additional aircraft. The table below illustrates, as of December 31, 2008, all aircraft currently scheduled for delivery:

Firm Aircraft Deliveries B737
2009	4
2010	-
2011	5
2012	9
2013	5
2014	14
2015	8
2016	10
Total	55

Our aircraft purchase commitments for the next five years and thereafter, in aggregate, are (in millions): 2009—$135; 2010—$45; 2011—$210; 2012—$365; and 2013—$230; and thereafter $1,290. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations and directly related costs. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings, or planned disposition of aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. No additional pre-delivery deposits are due for the 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks, we currently have no such financing in place for our deliveries in 2011 and beyond and we have no assurance that, given the current status of the financial markets, satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments of $16.2 million in 2009.

We have agreed to sell two B737 aircraft to a foreign air carrier in 2009 contemporaneous with the delivery thereof to us. The same foreign air carrier purchased two B737s from us in 2008. However, these pending transactions are subject to customary closing conditions, some of which are outside of our control, and therefore we cannot give any assurances that the closing of these transactions will occur. We have not arranged financing for such aircraft as we intend for those aircraft to be sold to the buyer substantially contemporaneously with our purchase from Boeing. We have arranged backstop secured debt financing to fund a portion of the purchase price of each of the remaining two 2009 aircraft deliveries.

While our intention is to finance the remainder of the aircraft on order through either debt financing, lease financing, or both, we have not yet arranged for any such financing. However, we have sale/leaseback commitments from an aircraft leasing company with respect to four spare engines to be delivered through 2010.

There can be no assurance that sufficient financing will be available for all B737 aircraft deliveries or for other capital expenditures not covered by firm financing commitments. If we are unable to generate revenues to cover our costs, we may slow our growth, including by the sale, lease, or sublease of certain of our existing or on-order aircraft.

During the year ended December 31, 2008, we sold eight B737 aircraft and recognized an aggregate gain of $20.1 million related to the sales of these aircraft. In August 2008, we also returned one leased B717 aircraft to the lessor. During the year ended December 31, 2007, we took delivery of and subsequently sold two B737 aircraft. We recognized a gain of $6.2 million during the year ended December 31, 2007 related to the sales of these aircraft. The gain on sales of the aircraft is classified as a component of operating expense.

During October 2008, we completed a sale-leaseback financing transaction of three spare aircraft engines. We realized an aggregate cash benefit of $12.7 million related to the sale-leaseback transaction.

In October 2008, as part of our agreement to defer certain aircraft deliveries and obtain backstop financing for other aircraft deliveries, we granted an affiliate of Boeing the right to require us to lease, for a period not to exceed ten years, up to five B717 aircraft. We have no obligation to accept delivery of more than four aircraft in total (i.e., B737 deliveries and B717 leased aircraft) in 2009. If such affiliate exercises its right to require us to lease any B717 aircraft, we have the option to cancel firm B737 aircraft on order for each such B717 aircraft to be leased to us.

Contractual Obligations

Our contractual obligations as of December 31, 2008 are estimated to be due as follows (in millions):

Nature of commitment
	Total	2009	2010-2011	2012-2013	Thereafter
Debt (1)	$1,501.7	212.0	213.0	208.3	868.4
Operating lease obligations (2)	3,125.5	288.0	539.7	518.9	1,778.9
Capital lease obligations	27.5	2.3	4.7	4.6	15.9
Aircraft purchase commitments (3)	2,275.0	135.0	255.0	595.0	1,290.0
Other (4)	1.5	1.5	—	—	—
Total contractual obligations	$6,931.2	$638.8	$1,012.4	$1,326.8	$3,953.2

(1)
Includes principal and interest payments, including interest payments on $674.1 million of floating rate debt that have been forecasted at the current interest rates. Also includes in 2009, repayment of $90 million outstanding under the Revolving Line of Credit Facility. The holders of the $125 million 7% convertible notes due in 2023 may require us to repurchase such notes in 2010, 2013 or 2018. The maturities of debt amounts do not include the effects of the holders exercising their options to require us to repurchase the notes prior to 2023. Our debt agreements for aircraft acquisitions generally carry terms of twelve years and are repaid either quarterly or semiannually.

(2)
Amounts include minimum operating lease obligations for aircraft, airport facilities, and other leased property. Amounts exclude contingent payments and aircraft maintenance deposit payments based on flight hours or landings. Aircraft lease agreements are generally for fifteen years for B737 aircraft and for eighteen to nineteen years for B717 aircraft.

(3)
Amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Payment commitments include the forecasted impact of contractual price escalations and directly related costs. The aircraft purchase commitment amounts do not reflect the effects of pre-arranged financing or planned disposition of aircraft.

(4)
Amounts include other contractual commitments. The table does not include payments to be made to third party aircraft maintenance contractors pursuant to agreements whereby we pay such contractors based on aircraft flight hours or landings. The table does not include liabilities to vendors, employees and others classified as current liabilities on our December 31, 2008 consolidated balance sheet. Additionally, the above table does not include any obligations associated with derivative financial instruments. As of December 31, 2008, we had recorded the following related to derivative financial instruments: a $3.4 million asset; a $69.6 million current liability; and a $20.6 million non-current liability. Also, as of December 31, 2008, we had provided counterparties to derivative financial instruments with collateral aggregating $69.2 million.

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

Our December 31, 2008 consolidated balance sheet includes gross deferred tax assets of $276.7 million and gross deferred tax liabilities of $179.5 million. The deferred tax assets include $146.5 million pertaining to the tax effect of $418.5 million of federal net operating losses (NOLs). Such NOLs, which expire in the years 2017 to 2028, are available to be carried forward to offset future taxable income and thereby reduce future income tax payments. Our deferred income tax liability is in large part due to the excess of the financial statement carrying values of owned flight equipment and other assets over the tax bases of such assets. Consequently, future tax basis depreciation will tend to be lower than financial accounting depreciation for these assets.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including a portion of the deferred tax asset associated with loss carryforwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses over the past three years, and that we are therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As of December 31, 2008, we had recorded $97.2 million of valuation allowance related to our net deferred tax assets.

Regardless of the financial accounting for income taxes, our net operating loss carryforwards currently are available for use on our income tax returns to offset future taxable income.

Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change as defined in the Internal Revenue Code, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused NOLs in excess of the annual limitation may be carried over to later years. As of December 31, 2008, we believe that we were not subject to the limitations under Section 382.

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

We have no arrangements of the types described in the first three categories that we believe may have a material current or future affect on our financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or resulted operations are disclosed in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 3 – Commitments and Contingencies.”

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

Frequent Flyer Program. We accrue a liability for the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program based on credits we expect to be redeemed on us or the contractual rate of expected redemption on other carriers. Incremental cost includes the cost of fuel, catering, and miscellaneous direct costs, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. We adjust this liability based on credits earned and redeemed, changes in the estimated incremental costs, and changes in the A+ Rewards Program.

We also sell credits in our A+ Rewards Program to third parties, such as credit card companies, financial institutions, car rental agencies, and florists. Revenue from the sale of credits is deferred and recognized as passenger revenue when transportation is expected to be provided, based on estimates of its fair value. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale. A change to the time period over which the credits are used (currently one to two years), the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Accounting for Derivative Financial Instruments. We enter into various commodity derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We enter into both fuel swap and option arrangements. We also enter into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis thus reducing the impact of interest-rate changes on future interest expense and cash flows. See ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 4 – Financial Instruments” for additional information about the derivative instruments that we have executed.

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, requires a company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedges for accounting purposes, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). For derivative instruments that are not designated as hedges for accounting purposes or do not qualify as hedges for accounting purposes, changes in the unrealized fair value of the derivatives are reflected in other (income) expense each period.

SFAS 133 is a very complex accounting standard with stringent requirements which generally requires: documenting the hedging strategy; using statistical analysis to qualify certain derivative arrangements as a hedge for accounting purposes both on a historical and a prospective basis; and preparing strict contemporaneous documentation that is required at the time each accounting hedge is designated by us. As required by SFAS 133, we assess the effectiveness of each of our individual hedges on a quarterly basis. This analysis involves utilizing regression and other statistical analyses intended to assess the effectiveness of each derivative designated as a hedge for accounting purposes. Certain derivatives may not qualify for treatment as accounting hedges if there is an insufficient correlation between the hedged item and the derivative underlying price. For example, derivatives based on crude oil as the underlying price did not qualify for hedge accounting treatment as of December 31, 2008.

Historically, a majority of our fuel related derivative financial instruments did not qualify to be accounted for as hedges. Consequently, a majority of the gains and losses on our fuel related derivative financial instruments have been classified as other (income) expense based on estimated changes in fair value and the gains and losses on other fuel related derivative financial instruments have been classified as a component of fuel expense when realized. In order to simplify the financial reporting for fuel related derivatives, effective January 1, 2009, we ceased designating all fuel related derivative financial instruments as accounting hedges. Fuel related derivative financial instruments outstanding as of December 31, 2008, previously designated as accounting hedges will continue to be accounted for as hedges. We will continue to account for interest rate swaps as accounting hedges.

We enter into commodity related derivative instruments with third party institutions in “over-the-counter” markets. As the majority of our commodity related derivative instruments are not traded on a market exchange, we estimate their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or mathematical option value models with assumptions about commodity prices based on those observed in the respective markets. Also, since there is not a well defined forward market for jet fuel, we must estimate the future prices of jet fuel in order to measure the effectiveness of the hedging instruments in offsetting changes in jet fuel prices, as required by SFAS 133. Forward jet fuel prices are estimated using other energy commodity futures prices (such as heating oil) and adjusted based on historical variations to those similar energy commodities.

In summary, SFAS 133 requires that changes in fair value (i.e., unrealized gains and losses) on some derivative financial instruments be recognized in earnings in advance of realization. The accounting for derivative financial instruments may result in increased and unanticipated earnings volatility.

Accounting for Long-Lived Assets. When appropriate, we evaluate our long-lived assets in accordance with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (SFAS 142), and Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review goodwill and indefinite-lived assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets of the reporting unit exceeds it fair value, then we must perform the second step of the impairment test in order to determine the implied fair value reporting unit’s goodwill. If the carrying value of the goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. SFAS 142 also requires that the fair value of the intangible assets with indefinite lives be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. We record impairment losses on depreciating and amortizing long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (i) estimated fair market value of the assets; and (ii) estimated future cash flows expected to be generated by such assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in our operations, and estimated salvage values.

In accounting for long-lived assets, we must estimate the useful lives and salvage values of the assets. The actual useful lives and salvage values could be different from the estimates. Generally, changes in estimated lives and salvage values are accounted for by adjusting depreciation and amortization expense prospectively.

New Accounting Pronouncement

In May 2008, the FASB issued Staff Position APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008. Though early adoption is not permitted, the Staff Position must be applied retrospectively to all periods presented. The adoption of this Staff Position in 2009 will affect the accounting for our 7.0% Convertible Notes due 2023 and is expected to result in additional annual interest expense of approximately $8.6 million in 2009 and $4.7 million in 2010, assuming the 7.0% Convertible Notes will be settled in 2010. The retroactive application of this Staff Position to 2003 is expected to result in additional annual interest expense of approximately $2.3 million in 2003, gradually increasing to $7.4 million in 2008.

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

Interest Rates

We had approximately $674.1 million and $764.9 million of variable-rate debt as of December 31, 2008 and December 31, 2007, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. These swaps expire between May 8, 2018 and February 22, 2019. The notional amount of the outstanding debt related to interest rate swaps at December 31, 2008 and 2007 was $177.7 and $190.8 million, respectively. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. As of December 31, 2008, the fair market value of our interest rate swaps was a liability of $21.3 million. If average interest rates increased by 100 basis points during 2009, as compared to 2008, our projected 2009 interest expense would increase by approximately $4.8 million.

As of December 31, 2008 and 2007, the fair value of our debt was estimated to be $1.0 billion and $1.1 billion, respectively, based upon discounted future cash flows using estimated incremental borrowing rates for similar types of instruments or market prices. Our 7% and 5.5% convertible notes trade from time to time. We used market prices to value the unsecured convertible notes. A majority of our other debt consists of floating rate notes secured by B737 aircraft. Given the relatively high quality of the underlying collateral, we valued the floating rate B737 aircraft purchase facility debt at par. We valued the fixed rate notes secured by aircraft at a discount to par consistent with observed discounts on comparable traded debt. Given the current turmoil in the credit markets, there is an unusual amount of uncertainty associated with valuing all securities, including our debt securities. Market risk on our fixed rate debt, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $20.9 million as of December 31, 2008.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2008 and 2007 represented 45.5 percent and 37.1 percent of our operating expenses, respectively. Efforts to reduce our exposure to increases in the price and decreases in the availability of aviation fuel include the utilization of fuel pricing arrangements in purchase contracts with fuel suppliers covering a portion of our anticipated fuel requirements. The fuel pricing arrangements consist of both fixed price and collar arrangements. Because these contracts are accounted for under the normal purchase exception included in SFAS 133, these contracts are not considered derivative financial instruments for financial reporting purposes. As of December 31, 2008, we had no fixed pricing arrangements with fuel suppliers for any future period.

In addition to the fuel purchase contracts discussed above, we have entered into fuel related derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of December 31, 2008, we have entered into fuel related swap and option agreements, which pertain to 32.2 million gallons of our projected 2009 fuel purchases, and 9.1 million gallons of our projected 2010 fuel purchases. Such agreements pertain to 9.1 percent of our projected 2009 jet fuel requirements, and 2.5 percent of our projected 2010 jet fuel requirements. Based on actions subsequent to year end, as of February 2, 2009, we have entered into fuel related swap and option agreements, which has increased our gallons under contract to 116.0 million gallons of our projected 2009 fuel purchases, and 17.3 million gallons of our projected 2010 fuel purchases. Such agreements pertain to 32.5 percent of our projected 2009 jet fuel requirements, and 4.9 percent of our projected 2010 jet fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Since September 30, 2008, we have revised the composition of our portfolio of fuel related derivative financial instruments in part to reduce our obligation to provide collateral to counterparties in the event of a decrease in the price of the underlying commodity. More specifically, as of February 2, 2009, our portfolio contained relatively fewer collars and relatively more purchased calls.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for 2009, before the impact of our derivative financial instruments, would increase approximately $9.0 million based on projected operations.

The (a) estimated total ultimate cash benefit (use) of our fuel related derivatives and (b) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $62 per barrel are estimated as follows (in millions) at the specified crude prices:

	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel Related Derivative Financial Instruments Held as of February 2,	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivatives) Compared to Jet Fuel Cost Based on Crude Oil at $62 per Barrel
	2009	2009
Assumed average market crude price:
$ 30 per barrel	$(47)	$275
$ 50 per barrel	$(30)	$101
$ 70 per barrel	$8	$(72)
$ 90 per barrel	$60	$(246)
$110 per barrel	$106	$(420)

Notes:

1.
The total ultimate derivative financial instrument related cash amounts include all estimated payments and receipts during the period that the derivatives are outstanding. The cash flows related to derivative financial instruments include both the settlement of such instruments and any obligation for us to provide counterparties with collateral prior to settlement of a derivative financial instrument. Any collateral held by counterparties at the time a derivative financial instrument settles reduces any cash required at time of settlement.

2.
As of February 2, 2009, we had provided counterparties with collateral aggregating $32.2 million for fuel related derivatives pertaining to future fuel purchases and for our interest rate swap arrangements.

3.	Changes in the refining margin will also impact the cost of jet fuel. The impact of changes in refining margin is not included in the table above.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orlando, Florida
February 11, 2009

AirTran Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Operating Revenues:
Passenger	$2,413,609	$2,198,910	$1,814,907
Other	138,869	111,073	77,176
Total operating revenues	2,552,478	2,309,983	1,892,083
Operating Expenses:
Aircraft fuel	1,194,938	803,640	675,336
Salaries, wages and benefits	474,889	451,818	390,348
Aircraft rent	242,464	242,764	230,699
Maintenance, materials and repairs	163,350	151,265	126,062
Distribution	100,400	88,461	69,888
Landing fees and other rents	137,738	122,800	100,761
Aircraft insurance and security services	21,556	23,761	25,678
Marketing and advertising	40,475	40,415	44,792
Depreciation and amortization	58,618	48,485	30,078
Gain on sale of assets	(23,185)	(6,234)	—
Impairment of goodwill	8,350	—	—
Other operating	204,895	198,648	157,580
Total operating expenses	2,624,488	2,165,823	1,851,222
Operating Income (Loss)	(72,010)	144,160	40,861
Other (Income) Expense:
Interest income	(3,679)	(20,401)	(21,714)
Interest expense	78,080	75,530	50,861
Capitalized interest	(5,355)	(9,226)	(12,943)
Net (gains) losses on derivative financial instruments	150,836	255	—
Midwest exchange offer expenses	—	10,650	—
Other (income) expense, net	219,882	56,808	16,204
Income (Loss) Before Income Taxes	(291,892)	87,352	24,657
Income tax expense (benefit)	(18,063)	34,669	9,943
Net Income (Loss)	$(273,829)	$52,683	$14,714
Earnings (Loss) Per Common Share:
Basic	$(2.51)	$0.58	$0.16
Diluted	$(2.51)	$0.56	$0.16
Weighted-Average Shares Outstanding:
Basic	109,153	91,574	90,504
Diluted	109,153	104,319	92,436

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$315,078	$206,873
Short-term investments	19,937	111,119
Restricted cash	86,126	29,618
Deposits held by counterparties to derivative financial instruments	48,820	—
Accounts receivable, less allowance of $1,250 and $1,128 at December 31, 2008 and 2007, respectively	38,301	42,772
Spare parts, materials and supplies, less allowance for obsolescence of $2,844 and $2,281 at December 31, 2008 and 2007, respectively	15,428	14,488
Prepaid and stored fuel	16,004	32,660
Derivative financial instruments	3,420	13,035
Prepaid expenses and other current assets	33,843	19,596
Deferred income taxes	7,450	9,776
Total current assets	584,407	479,937
Property and Equipment:
Flight equipment	1,291,155	1,284,273
Less: Accumulated depreciation and amortization	(124,759)	(97,946)
	1,166,396	1,186,327
Purchase deposits for flight equipment	64,032	119,817
Other property and equipment	108,186	100,763
Less: Accumulated depreciation and amortization	(55,642)	(40,995)
	52,544	59,768
Total property and equipment	1,282,972	1,365,912
Other Assets:
Long-term investments	5,497	8,230
Goodwill	—	8,350
Trademarks and trade names	21,567	21,567
Debt issuance costs	14,201	16,016
Prepaid aircraft rent	84,168	81,109
Other assets	70,048	67,345
Total Assets	$2,062,860	$2,048,466

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Balance Sheets (Continued)
(In thousands)

	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$81,557	$50,644
Accrued and other liabilities	147,889	137,896
Air traffic liability	252,055	219,923
Derivative financial instruments	69,646	—
Current maturities of capital lease obligations	835	1,036
Borrowing under revolving line of credit	90,000	—
Current maturities of long-term debt	69,865	98,635
Total current liabilities	711,847	508,134
Long-term capital lease obligations	16,031	11,915
Long-term debt	940,569	946,303
Other liabilities	120,342	99,575
Deferred income taxes	7,450	31,434
Derivative financial instruments	20,616	4,755
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value per share, 5,000 shares
authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value per share, 1,000,000 shares
authorized, and 119,550 and 91,886 shares issued and
outstanding at December 31, 2008 and 2007, respectively	120	92
Additional paid-in capital	497,390	396,824
Accumulated earnings (deficit)	(225,745)	48,084
Accumulated other comprehensive income (loss)	(25,760)	1,350
Total stockholder's equity	246,005	446,350
Total Liabilities and Stockholders' Equity	$2,062,860	$2,048,466

See accompanying notes to Consolidated Financial Statements.

 AirTran Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$(273,829)	$52,683	$14,714
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	64,981	50,842	31,700
Amortization of deferred gains from sales/leaseback of aircraft	(4,668)	(4,887)	(4,407)
Impairment of goodwill	8,350	—	—
Midwest exchange offer expenses	—	10,650	—
Provisions for uncollectible accounts	1,264	1,407	1,619
(Gain) loss on asset disposals	(22,356)	(4,811)	4,387
Deferred income taxes	(18,063)	34,464	9,943
Other	13,013	6,551	4,576
Changes in certain operating assets and liabilities:
Restricted cash	(44,326)	(4,803)	(5,372)
Derivative financial instruments	66,027	(6,492)	—
Accounts receivable	5,157	(5,566)	(10,437)
Spare parts, materials and supplies	(1,625)	(3,284)	(1,248)
Prepaid and stored fuel	16,656	(27,161)	(1,835)
Deposits held by counterparties to derivative financial instruments	(48,820)	—	—
Prepaid aircraft rent	(6,618)	(11,892)	(12,986)
Other assets	(4,507)	(16,429)	(20,934)
Accounts payable, accrued and other liabilities	37,331	46,477	26,809
Air traffic liability	32,132	64,330	38,597
Net cash provided by (used for) operating activities	(179,901)	182,079	75,126
Investing activities:
Purchase of available-for-sale securities	(30,303)	(2,040,593)	(2,540,215)
Sale of available-for-sale-securities	118,986	2,071,195	2,389,190
Purchases of property and equipment	(136,427)	(176,020)	(119,113)
Return (payment) of aircraft purchase deposits, net	55,785	78	13,635
Midwest exchange offer expenses	—	(10,348)	—
Proceeds from sale of aircraft	305,965	72,879	5,000
Other	14,650	—	—
Net cash provided by (used for) investing activities	328,656	(82,809)	(251,503)
Financing activities:
Issuance of long-term debt	107,577	62,029	66,034
Payments on long-term debt and capital lease obligations	(317,153)	(115,904)	(113,132)
Borrowings under revolving line of credit	377,000	—	—
Repayment of borrowings under revolving line of credit	(287,000)	—	—
Net proceeds from issuance of common stock	74,669	—	—
Proceeds from exercise of stock options, employee stock purchase plans and warrants	3,902	2,378	12,003
Other	455	—	—
Net cash used for financing activities	(40,550)	(51,497)	(35,095)
Net change in cash and cash equivalents	108,205	47,773	(211,472)
Cash and cash equivalents at beginning of year	206,873	159,100	370,572
Cash and cash equivalents at end of year	$315,078	$206,873	$159,100

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	88,791	$89	$376,627	$(4,028)	$—	$(19,313)	$353,375
Net income	—	—	—	—	—	14,714	14,714
Unrealized gain on derivative instruments, net of deferred taxes	—	—	—	—	84	—	84
Total comprehensive income							14,798
Adjustment to recognize unfunded post retirement obligations, net of income taxes of $3.1 million	—	—	—	—	(5,336)	—	(5,336)
Issuance of common stock for exercise of options	951	1	5,952	—	—	—	5,953
Stock-based compensation	305	—	4,443	—	—	—	4,443
Adjustment upon adoption of SFAS 123(R)	—	—	(4,028)	4,028	—	—	—
Issuance of common stock for detachable stock warrants	1,000	1	4,509	—	—	—	4,510
Issuance of common stock under employee stock purchase plan	113	—	1,540	—	—	—	1,540
Balance at December 31, 2006	91,160	91	389,043	—	(5,252)	(4,599)	379,283
Net income	—	—	—	—	—	52,683	52,683
Unrealized gain on derivative instruments, net of income taxes of $0.6 million	—	—	—	—	1,033	—	1,033
Actuarial gain on postemployment obligations, net of income taxes of $2.7 million	—	—	—	—	4,557	—	4,557
Reclassification of postemployment expense to earnings, net of income taxes of $0.6 million	—	—	—	—	1,012	—	1,012
Total comprehensive income							59,285
Issuance of common stock for exercise of options	198	—	1,022	—	—	—	1,022
Stock-based compensation	374	1	5,403	—	—	—	5,404
Issuance of common stock under employee stock purchase plan	154	—	1,356	—	—	—	1,356
Balance at December 31, 2007	91,886	92	396,824	—	1,350	48,084	446,350
N Net loss	—	—	—	—	—	(273,829)	(273,829)
Unrealized loss on derivative instruments, net of income taxes of $0.7 million	—	—	—	—	(26,686)	—	(26,686)
Other	—	—	—	—	(424)	—	(424)
Total comprehensive loss							(300,939)
Issuance of common stock for exercise of options	843	1	2,604	—	—	—	2,605
Stock-based compensation	419	1	5,819	—	—	—	5,820
Conversion of 5.5% senior notes to common stock	1,367	1	4,560	—	—	—	4,561
Issuance of common stock under employee stock purchase plan	376	—	1,295	—	—	—	1,295
Issuance of common stock	24,659	25	74,644	—	—	—	74,669
Issuance of stock warrants	—	—	8,586	—	—	—	8,586
Other	—	—	3,058	—	—	—	3,058
Balance at December 31, 2008	119,550	$120	$497,390	—	$(25,760)	$(225,745)	$246,005

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

Note 1 – Business and Liquidity

Business and Liquidity

Through our wholly-owned subsidiary, AirTran Airways, Inc., we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), to 56 locations throughout the United States with a concentration in the eastern United States. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

After a successful 2007, during which we earned net income of $52.7 million, the economic environment deteriorated, jet fuel prices increased to record high levels, and the credit markets tightened. In response, during 2008, we undertook a variety of actions including: reducing capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; reducing other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of derivative financial arrangements to hedge the cost of fuel; and managing our costs and employment levels. We also completed capital market transactions exceeding $375 million, including: placing convertible debt and common equity securities; executing a letter of credit facility to reduce (but not eliminate) our exposure to holdbacks of cash remittances by a credit card processor; and arranging a $90 million revolving line of credit.

Despite our efforts to increase unit revenues, control costs, and reduce capacity, we reported an operating loss of $72.0 million and a net loss of $273.8 million for 2008. Included in our results are gains on the sale of assets of $23.2 million, an impairment charge to write-off goodwill of $8.4 million and a non-operating loss on derivative financial instruments of $150.8 million. The 2008 loss is primarily attributable to record high fuel prices during the first nine months of 2008. However, during the fourth quarter jet fuel prices decreased dramatically and consequently we reported operating income for the fourth quarter of $54.9 million. The fourth quarter also includes non-operating losses on derivative financial instruments which resulted in a pre-tax loss and a net loss for the quarter.

Our cash flows for 2009 and beyond will be impacted by a variety of factors including our operating results, scheduled debt maturities, and capital expenditure requirements. In addition, we may need additional cash resources if we are required to fund increases in collateral provided to our counterparties as a consequence of significant increases in the value of our derivative financial instrument obligations. Our cash flows may also be adversely impacted in the event that one or more of our credit card processors withholds amounts that would otherwise be remitted to us. Each of the agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us. We may substitute a letter of credit in favor of the largest credit card processor in lieu of cash. As of December 31, 2008, our two largest processors were entitled to withhold 50% of our advance ticket sales that would otherwise be remitted to us; however, our largest credit card processor was holding back no remittances from us because a $125 million letter of credit was issued for its benefit. In the event that, among other things, our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels, or a processor reasonably determines that there has been a material adverse occurrence or certain other events occur, each of our two largest processors would be entitled to withhold additional cash remittances from us or we would have to obtain a larger letter of credit.

We believe that our existing liquidity and projected 2009 cash flows will be sufficient to fund our operations and other financial obligations through December 2009. While we believe our 2009 plan is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on severity and duration, have an unfavorable impact on our ability to generate sufficient cash from operations to maintain adequate liquidity through December 31, 2009. Such adverse events could include: significant increases in fuel prices for an extended period of time; significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions; or, the increase in the percentage of advance ticket sales that are being held back by our credit card processors. If one or more of such events were to occur, we would likely undertake a variety of actions to mitigate the impact of such events including seeking to obtain additional secured debt, unsecured debt or equity financing. However, our current credit rating, the fact that we have limited operating assets to serve as collateral for additional borrowings, and the disruption in the U.S. and global capital markets combined to make it difficult for us to obtain financing in the latter part of 2008. Accordingly, to the extent unanticipated adverse events were to result in a need for substantial additional financing, such additional debt or equity financing might not be available to us on terms acceptable to us or at all.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

Our accompanying Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). All significant intercompany accounts and transactions have been eliminated in consolidation.

We manage our operations on a system-wide basis due to the interdependence of our route structure in the various markets we serve. As we offer only one service (i.e., air transportation), management has concluded that we only have one segment of business.

Reclassifications

Certain 2007 amounts in the Consolidated Statements of Operations related to gain on sale of assets have been reclassified from Other (Income) Expense to Operating Expenses to conform to 2008 presentation. Certain other 2007 and 2006 amounts have been reclassified to conform to 2008 presentation. These reclassifications have no material impact on the Consolidated Statements of Operations, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, or Consolidated Statements of Stockholders’ Equity.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments, with maturities of three months or less when purchased, are considered to be cash equivalents. Restricted cash primarily consists of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, credit card holdbacks for advance ticket sales, cash escrowed for future interest payments, and collateral to support derivative financial instrument arrangements.

Investments

Investments are considered available for sale securities and are stated at fair value. Short-term investments consist of investments in funds which are expected to convert to cash within twelve months. Long-term investments consist of investments in funds expected to convert to cash after twelve months.

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, the issuer of co-branded credit cards, taxing authorities and municipalities related to guaranteed revenue agreements. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of credit card receivables based on historical credit card charge backs and of other receivables based on specific analysis. Collateral is generally not required for accounts receivable. During the years ended December 31, 2008, 2007 and 2006, we wrote off accounts receivable aggregating $1.1 million, $1.0 million and $1.4 million, respectively, against the allowance for doubtful accounts.

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

The financial statement carrying value of computer software and equipment, which is included in other property and equipment on the consolidated balance sheets, was $14.8 million and $15.2 million at December 31, 2008 and 2007, respectively. Depreciation and amortization expense related to computer equipment and software was $8.6 million, $6.5 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Measurement of Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, we record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets and the fair value is less than the net book value. Because the adverse industry conditions and the recent operating losses experienced by us were indicators that an impairment of our long-lived assets (primarily flight equipment) may have existed, we prepared an assessment during 2008 in accordance with SFAS 144 which indicated that the expected undiscounted future cash flows exceeded the net book value of the associated long-lived assets. Consequently, we concluded that the long-lived assets were not impaired. However, if our assessment changes in the future, we may be required to record a charge for the impairment of long-lived assets in a future period.

Intangible Assets

Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. During the second quarter of 2008, because adverse industry conditions and recent operating losses experienced by us were indicators that our intangible assets may have been impaired, we prepared an assessment in accordance with SFAS 142 and concluded that goodwill was impaired as of June 30, 2008, while our trade name and trademarks were not impaired. Consequently, we recorded a charge of $8.4 million to write-off all of the carrying value of our goodwill during the second quarter of 2008. We also performed the annual impairment test of the financial statement carrying value of our trade name and trademarks in the fourth quarter of each year and concluded there was no impairment.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Interest is capitalized at our weighted average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is ready for service.

Aircraft Maintenance

Aircraft maintenance costs are expensed as incurred. Maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities are recorded as deposits and then recognized as maintenance expense when the maintenance is performed. The personnel costs of our employees performing aircraft maintenance activities are classified as salaries, wages and benefits expense. The costs of replacement parts and services performed by third parties are classified as maintenance, materials and repairs expense.

Maintenance expense is recognized when the work is performed if the work is performed by our employees or by third party FAA approved contractors pursuant to arrangements whereby our contractual liability to a contractor is incurred at the time the work is performed. The costs of line maintenance activities, overhauls of airframes, overhauls of engines for B737 aircraft and repairs of certain component parts are recognized as expense when the repair is performed.

Maintenance expense is recognized based on flight hours or landings if we incur a contractual liability to a third party FAA approved contractor to repair or overhaul major component parts based on a contractually specified rate per flight hour or landing, as applicable. Accordingly, maintenance repair costs for certain major components, including engines for B717 aircraft, are expensed monthly based on flight hours flown or landings, as applicable.

Advertising and Promotion Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $35.7 million, $35.7 million and $34.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

From time to time, we enter into barter transactions whereby we acquire goods or services in exchange for future air travel to be provided by us. We recognize operating expense based on the estimated fair value of travel to be provided by us. During 2005, we entered into a barter transaction in which we exchanged flight credits in our frequent flyer program for promotional consideration. The transaction was originally recorded at the estimated fair value of the credits exchanged. During 2006, we recorded expense of $4.1 million related to this promotion due to changes in the estimated volume of travel exchanged. The revenue relating to the flight credits was recognized as passenger revenue as the credits were utilized or expired. During 2008, 2007, and 2006, $0.6 million, $2.4 million and $5.0 million, respectively, related to this program was recognized as passenger revenue.

Revenue Recognition

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Air traffic liability represents tickets sold for future travel dates. The balance of the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Passenger revenue accounting is inherently complex and the measurement of the air traffic liability is subject to some uncertainty. A nonrefundable ticket expires at the date of scheduled travel unless the customer exchanges the ticket in advance of such date for a credit to be used by the customer as a form of payment. We recognize as revenue the value of a non-refundable ticket at the date of scheduled travel unless the customer exchanges his or her ticket for a credit. A percent of credits we issue expire unused. We recognize as revenue over time the value of credits that we expect to go unused in proportion to the credits that are used. We estimate the amount of credits that we expect to go unused based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. Changes in our estimate of the amount of unused credits would have an effect on our revenues.

We are required to collect certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges, and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. We have a legal obligation to act as a collection agent. Because we do not retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency.

Stock Based Employee Compensation

Consistent with Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, we recognize the financial accounting cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized ratably over the period during which an employee is required to provide service in exchange for an award. The fair value of a stock option grant is estimated using an option pricing model. The fair value of a restricted stock award is based on the trading price of our common stock on the date of grant.

Frequent Flyer Program

We accrue a liability for the estimated incremental cost of providing free travel for awards earned under our A+ Rewards Program based on credits we expect to be redeemed on us or the contractual rate of expected redemption on other carriers. Incremental cost includes the cost of fuel, catering, and miscellaneous direct costs, but does not include any costs for aircraft ownership, maintenance, labor, or overhead allocation. We adjust this liability based on credits earned and redeemed, changes in the estimated incremental costs, and changes in the A+ Rewards Program.

We also sell credits in our A+ Rewards Program to third parties, such as credit card companies, internet service providers, and car rental agencies. Revenue from the sale of credits is deferred and recognized as passenger revenue when transportation is expected to be provided, based on estimates of its fair value. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale. A change to the time period over which the credits are used (currently one to two years), the actual redemption activity, or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item in which the forecasted transaction is reported in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The ineffective portion of the unrealized gain or loss on the cash flow hedges is reported currently as other (income) expense in our Consolidated Statements of Operations.

Income Taxes

We account for deferred income taxes utilizing Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate we evaluate the need for a valuation allowance to reduce deferred tax assets.

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

Interest associated with uncertain income tax positions is classified as interest expense and penalties are classified as income tax expense. We have not recorded any material interest or penalties during any of the years presented.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 were to be effective for the fiscal years beginning after November 15, 2007; however, the requirement to implement certain provisions of SFAS 157 were deferred. We adopted the required provisions of SFAS 157 as of January 1, 2008. The adoption of the required provisions did not have a material impact on our Consolidated Financial Statements. We do not expect the adoption of the deferred provisions, as of January 1, 2009, to have a material impact on our Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS 141R), Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, material adjustments made to the initial acquisition purchase accounting will be required to be recorded back to the acquisition date. SFAS 141R is effective for us on a prospective basis for transactions occurring in 2009. SFAS 141R may have a material impact on our consolidated results of operations, balance sheets and cash flows if we enter into material business combinations after the standard’s effective date.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. It requires entities to provide greater transparency about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. We adopted SFAS 161 for the year ended December 31, 2008. Because SFAS 161 applies only to financial statement disclosures, it did not have any impact on our consolidated financial position, results of operations, and cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). Because SFAS 162 applies only to establishing hierarchy, it will not have a material impact on our consolidated financial position, results of operations, and cash flows.

In May 2008, the FASB issued Staff Position APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008. Though early adoption is not permitted, the Staff Position must be applied retrospectively to all periods presented. The adoption of this Staff Position in 2009 will affect the accounting for our 7.0% Convertible Notes due 2023 and will result in additional annual interest expense of approximately $8.6 million in 2009 and $4.7 million in 2010, assuming the 7.0% Convertible Notes will be settled in 2010. The retroactive application of this Staff Position will result in additional annual interest expense of approximately $2.3 million in 2003, gradually increasing to $7.4 million in 2008.

Note 3 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

During 2008, we took delivery of eight B737 aircraft purchased from The Boeing Company (“Boeing”), of which two were sold upon delivery and two were sold after delivery. In May, July and October 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. As of December 31, 2008, we had on order 55 B737 aircraft with delivery dates between 2009 and 2016.

We may reduce or delay further growth in our fleet and are evaluating possible net reductions in our current fleet including through the sale of additional aircraft. The table below illustrates, as of December 31, 2008, all aircraft currently scheduled for delivery:

Firm Aircraft Deliveries B737
2009	4
2010	-
2011	5
2012	9
2013	5
2014	14
2015	8
2016	10
Total	55

Our aircraft purchase commitments for the next five years and thereafter, in aggregate, are (in millions): 2009—$135; 2010—$45; 2011—$210; 2012—$365; and 2013—$230; and thereafter, $1,290. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations and directly related costs. The aircraft purchase commitment totals do not reflect the effects of prearranged aircraft financings, or planned disposition of aircraft.

Our B737 aircraft contract with Boeing requires us to make pre-delivery deposits to Boeing. No additional pre-delivery deposits are due for the 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks, we currently have no such financing in place for our deliveries in 2011 and beyond and we have no assurance that, given the current status of the financial markets, satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments of $16.2 million in 2009.

We have agreed to sell two B737 aircraft to a foreign air carrier in 2009 contemporaneous with the delivery thereof to us. That same foreign air carrier purchased two B737s from us in 2008. However, these pending transactions are subject to customary closing conditions, some of which are outside of our control, and therefore we cannot give any assurances that the closing of these transactions will occur. We have not arranged financing for such aircraft as we intend for those aircraft to be sold to the buyer substantially contemporaneously with our purchase from Boeing. We have arranged backstop secured debt financing to fund a portion of the purchase price of each of the remaining two 2009 aircraft deliveries.

During the year ended December 31, 2008, we sold eight B737 aircraft and recognized an aggregate gain of $20.1 million related to the sales of these aircraft. In August 2008, we also returned one leased B717 aircraft to the lessor. During the year ended December 31, 2007, we took delivery of and subsequently sold two B737 aircraft. We recognized a gain of $6.2 million during the year ended December 31, 2007 related to the sales of these aircraft. The gain on sales of the aircraft is classified as a component of operating expense.

During October 2008, we completed a sale-leaseback financing transaction of three spare aircraft engines. We realized an aggregate cash benefit of $12.7 million related to the sale-leaseback transaction.

In October 2008, as part of our agreement to defer certain aircraft deliveries and obtain backstop financing for other aircraft deliveries, we granted an affiliate of Boeing the right to require us to lease, for a period not to exceed ten years, up to five B717 aircraft. We have no obligation to accept delivery of more than four aircraft in total (i.e., B737 deliveries and B717 leases) in 2009. If such affiliate exercises its right to require us to lease any B717 aircraft, we have the option to cancel firm B737 aircraft on order for each such B717 aircraft.

Credit Card Processing Arrangements

We have agreements with organizations that process credit card transactions arising from purchasing air travel by customers of Airways. Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (i.e., a “holdback”). Holdbacks are classified as restricted cash on our consolidated balance sheets. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us.

In 2008, we amended our agreements with our two largest credit card processors (based on volumes processed for us). The agreement with our largest credit card processor expires December 31, 2009. Each of the amended agreements provides that a processor may hold back amounts that would otherwise be remitted to us in the event that, among other things, our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels, or a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. The amount that each processor is entitled to hold back is determined by a combination of the level of our aggregate unrestricted cash and investments and our profitability. If our aggregate unrestricted cash and investments (as defined) is less than the specified amounts at specified testing dates, each processor is entitled to increase amounts held back to specified percentages (ranging from 25% to 100%) of its exposure to credit card chargebacks. To the extent such increases are funded with unrestricted cash, the resultant reduced levels of unrestricted cash and investments may trigger incremental holdback requirements under each of the two processing agreements. We have the contractual right to reduce the amounts which are otherwise withheld by our two largest credit card processors to the extent that we provide the applicable processor with a letter or letters of credit. As of December 31, 2008, a $125 million letter of credit had been issued for the benefit of our largest credit card processor under our Letter of Credit Facility and the processor was holding back no cash remittances from us.

As of December 31, 2008, we had advanced ticket sales of approximately $223.5 million related to all credit card sales. As of December 31, 2008, we were in compliance with our processing agreements and based on our level of profitability and unrestricted cash and investments, as defined, our two largest processors were entitled to holdback 50% of their exposure to credit card chargebacks. Had we not been in compliance with the agreements, or if our level of unrestricted cash and investments, as defined, was lower, our potential cash exposure to additional holdbacks by our largest two credit card processors based on advanced ticket sales as of December 31, 2008, after considering the $125 million letter of credit issued in favor of our largest credit card processor, was up to a maximum of $84.0 million. Our levels of unrestricted cash and air traffic liability are highly seasonal reaching their highest levels in the early summer and late fall and reaching their lowest levels in the winter; accordingly the amounts potentially withheld by our credit card processors are also higher, and in some cases substantially higher, during certain times of the year. Our future aggregate cash and investments will be dependent on, among other factors, our future profitability, including the cost of fuel, the extent of cash collateral related to derivative financial instruments we may be required to fund, the level of advance ticket sales, our borrowing availability under our Line of Credit Facility, and the continued availability of our Letter of Credit Facility. While a decrease in our unrestricted cash and investments could result in additional amounts being withheld by our credit card processors, to the extent that we achieve specified aggregate unrestricted cash and investment amounts and profitability levels, each agreement also provides for a reduction or elimination of the percent of its exposure that each processor is currently entitled to holdback.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not determinable or estimable. Historically, we have not incurred significant costs related to such indemnifications. These indemnities consist of the following:

•
Certain of our debt agreements related to aircraft-secured notes payable through 2017 contain language, whereby, we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by, or any reduction in receivables due to, such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88 percent over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

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

Taxes

We remit a variety of taxes and fees to various governmental authorities including: income taxes; transportation fees and taxes collected from our customers; property taxes; sales and use taxes; payroll taxes; and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes which are not based on income are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Uncertain income tax positions taken on income tax returns are accounted for in accordance with FIN 48. Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as: the availability of new information; the lapsing of applicable statutes of limitations; the conclusion of tax audits; the measurement of additional estimated liability based on current calculations; the identification of new tax contingencies; or the rendering of relevant court decisions.

Employees

As of December 31, 2008, approximately 46 percent of our employees were represented by unions. Our agreement with our flight attendants became amendable in December 2008. The pilots’ collective bargaining agreement became amendable in 2005 and is currently in mediation. While we believe that our relations with labor are generally good, any strike or labor dispute with our unionized employees may adversely affect our ability to conduct business. The outcome of our collective bargaining negotiations cannot presently be determined. If we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.

Restricted Cash and Letters of Credit

Restricted cash consists of amounts escrowed related to aircraft leases, letters of credit, credit card holdbacks for advanced ticket sales, cash escrowed for future interest payments and collateral to support derivative financial arrangements. As of December 31, 2008, $16.3 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance. In August 2008 and as amended and restated in October 2008, we obtained a Letter of Credit Facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The Letter of Credit Facility is supported by a variety of assets. As of December 31, 2008, no amount had been drawn against the $125 million letter of credit.

Note 4 – Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term and long-term investments, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents and short-term investments in what we believe are high credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available for sale securities. As of December 31, 2008, we had short-term and long-term investments, of $19.9 million and $5.5 million, respectively, consisting of $17.5 million in an enhanced cash investment fund and $7.9 million in a money market fund. The managers of the funds have limited immediate redemptions and we have classified $5.5 million of our investment in the enhanced cash investment fund as long-term as of December 31, 2008. During 2008 and 2007, we recorded charges of $5.2 million and $1.1 million, respectively, to interest income for realized and unrealized losses on these funds. There were no material realized or unrealized gains or losses on our available-for-sale securities for the year ended December 31, 2006.

The estimated fair value of other financial instruments, excluding debt, approximates their carrying amount. The financial statement carrying amounts and estimated fair values of debt and capital leases were $1.1 billion and $1.0 billion, respectively, at December 31, 2008, and $1.1 billion and $1.1 billion, respectively, at December 31, 2007. The estimated fair value of debt is based upon discounted future cash flows using estimated incremental borrowing rates for similar types of instruments or market prices. Our 7% and 5.5% convertible notes trade from time to time. We used market prices to value the unsecured convertible notes. A majority of our other debt consists of floating rate notes secured by B737 aircraft. Given the relatively high quality of the underlying collateral, we valued the floating rate B737 aircraft purchase facility debt at par. We valued the fixed rate notes secured by aircraft at a discount to par consistent with observed discounts on comparable traded debt. Given the current turmoil in the credit markets, there is an unusual amount of uncertainty associated with valuing all securities, including our debt securities.

The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after sale subject to any applicable holdbacks.

We enter into various derivative financial instruments with financial institutions to seek to reduce the variability of the ultimate cash flows associated with fluctuations in jet fuel prices. We enter into both fuel related swap and option derivative financial arrangements. We do not hold or issue derivative financial instruments for trading purposes. As of December 31, 2008, we have entered into fuel related swap and option agreements, which pertain to 32.2 million gallons of our projected 2009 fuel purchases, and 9.1 million gallons of our projected 2010 fuel purchases. Such agreements pertain to 9.1 percent of our projected 2009 jet fuel requirements, and 2.5 percent of our projected 2010 jet fuel requirements. Based on actions subsequent to year end, as of February 2, 2009, we have entered into fuel related swap and option agreements, which has increased our gallons under contract to 116.0 million gallons of our projected 2009 fuel purchases, and 17.3 million gallons of our projected 2010 fuel purchases. Such agreements pertain to 32.5 percent of our projected 2009 jet fuel requirements, and 4.9 percent of our projected 2010 jet fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity.

Fuel related derivative financial instruments are accounted for as cash flow hedges under SFAS 133 when the required accounting documentation is in place and the derivative arrangement has been analytically demonstrated to be effective. The ineffective portion of changes in the fair value of each such derivative is recognized currently in other (income) expense, and the effective portion of the change in the fair value is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings during the period in which the hedged transaction affects earnings. Realized and unrealized gains and losses on derivatives that do not qualify for hedge accounting are recognized currently in other (income) expense. Sold calls and derivatives using crude oil as the underlying commodity did not qualify for hedge accounting. In 2008, we recognized non-operating losses related to derivatives that did not qualify for hedge accounting and ineffectiveness on derivatives that qualified for hedge accounting of $150.8 million. During 2008, we realized losses of $126.3 million (including $109 million to unwind certain derivative financial instruments pertaining to 2009 fuel requirements). Realized losses include $41.2 million that settled in cash in early 2009. In 2007, we recognized non-operating gains on fuel related derivatives that did not qualify for hedge accounting and ineffectiveness on fuel related derivatives that qualified for hedge accounting of $2.6 million.

Historically, a majority of our fuel related derivative financial instruments did not qualify to be accounted for as hedges. Consequently, a majority of the gains and losses on our fuel related derivative financial instruments have been classified as other (income) expense based on estimated changes in fair value and the gains and losses on other fuel related derivative financial instruments have been classified as a component of fuel expense when realized. In order to simplify the financial reporting for fuel related derivatives, effective January 1, 2009, we ceased designating all fuel related derivative  financial instruments as accounting hedges. Fuel related derivative financial instruments outstanding as of December 31, 2008 previously designated as accounting hedges will continue to be accounted for as hedges.

We have interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the loan, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire in 2018 and 2019, we pay fixed rates between 4.560 percent and 5.085 percent and receive the three-month USD London Interbank Offered Rate (LIBOR) on the notional values. The notional amount of outstanding debt related to the interest rate swaps as of December 31, 2008 was $177.7 million. The primary objective for our use of interest rate swaps is to reduce the impact on our operating results of the volatility of interest rates. These interest rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in other (income) expense, and the effective portion of the change in fair value is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
		December 31,		December 31,
		2008	2007	2008	2007
	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Current	$—	$—	$(5,644)	$—
Interest rate contracts	Noncurrent	—	—	(15,694)	(4,755)
Jet-fuel swaps and options	Current	2,722	14,969	(6,710)	—
Total derivatives designated as hedging instruments under SFAS 133		2,722	14,969	(28,048)	(4,755)

Derivatives not designated as hedging instruments under SFAS 133

Jet-fuel options	Current	77	(7,133)	(548)	—
Crude swaps and options	Current	621	5,199	(56,744)	—
Crude swaps and options	Noncurrent	—	—	(4,922)	—
Total derivatives not designated as hedging instruments under SFAS 133		698	(1,934)	(62,214)	—
Total derivatives		$3,420	$13,035	$(90,262)	$(4,755)

Fair value includes any premiums paid or received, unrealized gains and losses, and any amounts receivable or payable from or to counterparties. Fair value does not include collateral provided to counterparties.

Liability and asset amounts with one counterparty are netted against each other for financial reporting purposes for derivative contracts entered into as one trade and for derivatives entered into for the purpose of effectively settling open positions.

The following tables summarize the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (in thousands):

	Years ended December 31,
	Amount of (gain) loss on derivatives recognized in OCI (effective portion)		Location of (Gain) Loss reclassified from accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from OCI into income (effective portion)		Location of (Gain) Loss recognized in income on derivatives (ineffective portion)	Amount of (gain) loss recognized in income on derivatives (ineffective portion)
	2008	2007		2008	2007		2008		2007
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$16,179	$1,902	Interest expense	$199	$—	Net (gains) losses on derivative financial instruments	$(46	) $	2,852
Jet-fuel swaps and options	(4,303)	(27,239)	Aircraft fuel	(15,677)	(23,549)	Net (gains) losses on derivative financial instruments	1,969		(3,905)
Total derivatives designated as hedging instruments under SFAS 133	$11,876	$(25,337)		$(15,478)	$(23,549)		$1,923		$(1,053)

	Amount of (gain) loss on derivatives recognized in earnings		Location of (Gain) Loss recognized in income on derivative
	2008	2007
Derivatives not designated as hedging instruments under SFAS 133
Jet-fuel options	$6,053	$4,132	Net (gains) losses on derivative financial instruments
Crude swaps and options	147,941	(2,824)	Net (gains) losses on derivative financial instruments
Other	(5,081)	—	Net (gains) losses on derivative financial instruments
Total derivatives not designated as hedging instruments under SFAS 133	$148,913	$1,308

Based on fair values as of December 31, 2008, we expect to reclassify $(7.7) million of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to the actual jet fuel purchases and the payment of variable interest associated with floating rate debt. However, the amounts actually realized will be dependent on the fair values as of the date of settlements.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. As of December 31, 2008, we provided the counterparties with collateral aggregating $69.2 million. The collateral is classified as restricted cash if the funds are held in our name and is classified as a deposit held by counterparty to derivative financial instrument if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability.

Note 5 –Debt

The components of debt were (in thousands):

	December 31, 2008	December 31, 2007
B737 Aircraft Purchase Financing Facilities:
Floating rate aircraft notes payable through 2020, 4.06 percent weighted-average interest rate as of December 31, 2008	$655,931	$688,427
Fixed rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of December 31, 2008	61,014	68,724
Fixed rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of December 31, 2008	80,854	86,270
Floating rate aircraft pre-delivery deposit financings payable through 2009, 2.92 percent weighted-average interest rate as of December 31, 2008	18,135	76,517
7.0% convertible senior notes due 2015	125,000	125,000
5.5% convertible senior notes due 2015	69,500	—
Total long-term debt	1,010,434	1,044,938
Less current maturities of long-term debt	69,865	98,635
Long-term debt less current maturities	$940,569	$946,303

Borrowing under Revolving Line of Credit Facility	$90,000

Maturities of debt for the next five years and thereafter, in aggregate, are (in millions): 2009-$160; 2010-$56; 2011-$62; 2012-$58; 2013-$68; thereafter-$697. Maturities for 2009 include $90 million outstanding under the Revolving Line of Credit Facility. The holders of the $125 million 7% convertible notes due in 2023 may require us to repurchase such notes in 2010, 2013 or 2018. The maturities of debt amounts do not include the effects of the holders exercising their options to require us to repurchase such notes prior to 2023.

As of December 31, 2008, the following assets served as collateral for outstanding debt:

•	Assets (primarily flight equipment) with a net book value of $1.04 billion served as collateral for the B737 and B717 notes.
•	Aircraft pre-delivery deposits served as collateral for pre-delivery deposit financing and for the Letter of Credit and Revolving Line of Credit Facility.

Additionally, our obligations under the Letter of Credit and Revolving Line of Credit Facility are secured by the pledge of — directly or indirectly — our accounts receivable; ground equipment; aircraft parts; certain inventory; our residual interest in owned B717 aircraft; certain real property assets, and certain other assets, including various contract rights which include but are not limited to rights under certain purchase and sales agreements for aircraft and derivative financial instruments.

B737 Aircraft Purchase Financing Facilities

Through December 31, 2008, we have entered into seven separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft on order with Boeing.

Six of the facilities are floating rate facilities. As of December 31, 2008, 25 B737 aircraft had been financed under these facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The equipment notes bear interest at a floating rate per annum above the three or six-month U.S. Dollar London Interbank Offering Rate (LIBOR) in effect at the commencement of each semi-annual or three-month period, as applicable. Payments of principal and interest under the notes are payable semi-annually or every three months, as applicable. Commencing after the third anniversary date of each note, we have the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 to 2020.

One of the facilities is a fixed rate facility. As of December 31, 2008, three B737 aircraft had been financed under the facility. Each note is secured by a first mortgage on the aircraft to which it relates. Payments of principal and interest under the notes are payable semi-annually. Commencing after the third anniversary date of each note, we have the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 to 2018.

As of December 31, 2008, no additional financing was available under the B737 Aircraft Purchase Financing Facilities.

Fixed Rate B717 Aircraft Notes Payable

Principal and interest payments on the enhanced equipment trust certificates (EETCs) are due semiannually through April 2017. As of December 31, 2008, ten B717 aircraft were pledged as collateral.

Floating Rate Aircraft Pre-delivery Deposit Financing

We have arranged loan facilities (each a “PDP facility”) for purposes of financing our obligations to make pre-delivery payments to Boeing with respect to B737 aircraft on order. The PDP facilities entitle us to draw amounts to fund a portion of our obligations to make pre-delivery payments for each applicable aircraft. The amount outstanding under each PDP loan is paid off at the time the respective aircraft is delivered. As of December 31, 2008, $18 million had been borrowed to fund a portion of our pre-delivery payment obligations for four B737 aircraft on order and no additional amounts were available for us to borrow under the existing facilities.

7% Convertible Notes

In May 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds were used to improve our overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7 percent, payable semi-annually on January 1 and July 1. The notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways).

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

The holders of the notes may require us to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent of principal amounts plus any accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock or in any combination of the two. If we elect to pay the repurchase price, in whole or in part in shares of our common stock, the number of shares to be delivered in exchange for the portion of the repurchase price to be paid in our common stock will be equal to that portion of the repurchase price divided by 97.5% of the closing sale price of our common stock for the five trading days ending on the third business day prior to the applicable repurchase date (appropriately adjusted to take into account the occurrence of certain events that would result in an adjustment of the conversion rate with respect to our common stock).

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

We placed approximately $12.2 million of the proceeds of the offering in an escrow account with the trustee. Funds in the escrow account are invested in government securities and will be used to make the first six scheduled semi-annual interest payments on the 5.5% notes, and these payments are secured by a pledge of the assets in escrow. Holders who convert their notes prior to April 15, 2011 will receive, in addition to a number of shares of our common stock calculated based on the conversion rate, the cash proceeds from the sale by the escrow agent of that portion of government securities in the escrow account that relate to the applicable holder’s 5.5% notes being converted.

During the fourth quarter of 2008, $5.3 million of such notes were converted to 1.4 million shares of our common stock and $0.7 million was paid from the escrow account to the former note holders.

Letter of Credit and Revolving Line of Credit Facility

In 2008, we, with Airways as the borrower and Holdings as a guarantor, entered into an agreement, as amended, to provide for a combined letter of credit and revolving line of credit facility (the Letter of Credit and Revolving Line of Credit Facility). Under the Letter of Credit and Revolving Line of Credit Facility we are permitted to borrow, upon two days notice, until April 30, 2010 (the Expiration Date), up to $90 million for general corporate purposes (the Revolving Line of Credit Facility). Also, we are entitled to the issuance by a financial institution, until 30 days prior to the Expiration Date, of letters of credit for the benefit of one or more of our credit card processors (the Letter of Credit Facility). The aggregate amount of outstanding letters of credit plus the outstanding amount borrowed under the Revolving Line of Credit Facility is not permitted to exceed $215 million. Amounts borrowed under the Revolving Line of Credit Facility bear interest at a rate of 12 percent per annum and must be repaid to the extent that our aggregate unrestricted cash and investment amount exceeds $305 million at any time. We may borrow up to twice a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2008 and February 2, 2009, we had $90 million and $0 of outstanding borrowings under the Revolving Line of Credit Facility, respectively. As of both December 31, 2008 and February 2, 2009, a letter of credit for $125 million, had been issued for the benefit of our largest credit card processor.

The aggregate of amounts borrowed and outstanding letters of credit under the Letter of Credit and Revolving Line of Credit Facility is not permitted to exceed the estimated value of the collateral. The Letter of Credit and Revolving Line of Credit Facility includes various covenants, including limitations on dividends and distributions, limitations on the incurrence of indebtedness, and limitations on mergers and acquisitions. In the event of a change in control, as defined, the lender may require us to post cash collateral to secure the letter of credit obligations and require us to repay outstanding loans under the Revolving Line of Credit Facility. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising from tickets sold during the period of exposure to be covered by the letter of credit, which, in the case of the initial letter of credit, will end August 14, 2009, but is subject to periodic extensions, at the discretion of the lender, ending not later than June 30, 2011, and is subject to earlier termination upon the occurrence of a material adverse change in our financial condition or other like event. We expect that the period of exposure to be covered by the initial letter of credit will be periodically extended through December 31, 2009, in the absence of a material adverse change in our financial condition or other like event. The initial letter of credit will expire no later than eighteen months after the end of the period of exposure covered. The periods of exposure to be covered by, and expiration dates of, subsequently issued letters of credit will be determined by mutual agreement between the lender and us.

In connection with the Letter of Credit and Revolving Line of Credit Facility, on October 31, 2008, we issued warrants to purchase approximately 4.7 million shares of our common stock for $4.49 per share. The number of shares issuable pursuant to the warrants is subject to adjustments depending on whether the holder elects to pay the exercise price in cash or through delivery of warrants with a value at least equal to the exercise price and is also subject to adjustments for certain dilutive events as defined. The warrants expire on October 31, 2011. The $8.6 million aggregate fair value of the warrants at the date of issuance was recorded as debt issuance costs with a corresponding increase in paid in capital. The amortization of the debt issuance costs is classified as interest expense.

Note 6 – Leases

Total rental expense charged to operations for aircraft, facilities and office space for the years ended December 31, 2008, 2007 and 2006 was approximately $326.0 million, $315.6 million and $287.5 million, respectively.

We lease 78 B717 aircraft through various lessors under leases with terms that expire through 2022. We have the option to renew the B717 leases for periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor’s defined cost of the aircraft at the end of the thirteenth year of the lease term. Each of the leases contains return conditions that must be met prior to the termination of the leases. Forty-one of the B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are included in other liabilities and are being amortized over the terms of the leases. At December 31, 2008 and 2007, unamortized deferred gains, including gains on engine sale/leasebacks, were $58.4 million and $56.2 million, respectively.

We lease 22 B737 aircraft through a single lessor, under leases with terms that expire through 2021. We have the option to extend the lease term for 12 months and up to 39 months. There are no purchase options. Each of the leases contains return conditions that must be met prior to the termination of the leases.

The B737 leases require us to remit monthly maintenance deposit payments to the lessor based on actual flight hours and landings. The balance of such payments, which is capped at any point in time at $2.25 million for each aircraft, is available to reimburse us for the cost of airframe, engine and certain other component part maintenance. There will be an accounting at the end of each aircraft lease to ascertain if there is any excess balance of the deposit payments; if so, such excess will be returned to us. These payments are accounted for as deposits and the aggregate amount of such deposits is included in other assets. As of December 31, 2008 and 2007, the balance of all maintenance deposits for all the B737 leased aircraft and leased engines aggregated $54.2 million and $49.4 million, respectively.

We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging up to 12 years. In addition, we lease spare engines and certain rotable parts under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):
	December 31,
	2008	2007
Flight equipment	$20,302	$20,336
Less: Accumulated amortization	(1,139)	(3,669)
Flight equipment, net	$19,163	$16,667

The following schedule outlines the future minimum lease payments at December 31, 2008, under non-cancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2009	$2,328	$288,031
2010	2,328	275,985
2011	2,328	263,684
2012	2,328	262,020
2013	2,328	256,901
Thereafter	15,904	1,778,897
Total minimum lease payments	27,544	$3,125,518
Less: amount representing interest	(10,678)
Present value of future payments	16,866
Less: current obligations	(835)
Long-term obligations	$16,031

Amortization of assets recorded under capital leases is included as “depreciation and amortization” in the accompanying consolidated statements of operations.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of variable interest entities, as defined by FASB Interpretation 46R, Consolidation of Variable Interest Entities. We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases; however, we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because, even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis. Our maximum exposure under the two leases is limited to the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

Note 7 - Fair Value Measurements

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

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques noted in SFAS 157. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset; (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets and (liabilities) measured at fair value on a recurring basis during the period were as follows (in thousands):

(in thousands)	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$315,078	$—	$315,078	$—	Market
Short-term investments	19,937	—	19,937	—	Market
Long-term investments	5,497	—	5,497	—	Market
Interest rate derivatives	(21,338)	—	(21,338)	—	Market
Fuel derivatives	(65,504)	—	—	(65,504)	Market

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2008 through December 31, 2008 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel related derivative asset (liability):
Balance at January 1, 2008	$13,035
Total realized and unrealized gains or (losses):
Included in earnings	(135,205)
Included in other comprehensive income	(11,374)
Purchases, issuances, and settlements	68,040
Balance at December 31, 2008	$(65,504)

The amount of total gains or (losses) for the twelve months ended December 31, 2008, included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2008	$(12,885)

Note 8 – Common Stock

We have one class of common stock. Holders of shares of our common stock are entitled to one vote per share. As of December 31, 2008, we had reserved 9,793,912 common shares for issuance for stock option exercises, conversion of restricted stock, and the exercise of warrants, of which 3,662,901 shares are reserved for stock options that are vested and exercisable and restricted stock that have been granted but not vested, and 4,700,886 shares are reserved for issuance upon the exercise of warrants.

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

Certain of our debt agreements restrict our ability to pay cash dividends.

Note 9 – Income Taxes

We are subject to taxation in the United States and various state jurisdictions. Our tax years for 1997 through 2008 are subject to examination by the Internal Revenue Service. The total amount of unrecognized tax benefits and related penalties and interest was not material as of December 31, 2008 or 2007. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Current provision (benefit):
Federal	$(198)	$205	$—
State	—	—	—
Total current provision (benefit)	(198)	205	—
Deferred provision (benefit):
Federal	(14,938)	31,771	9,805
State	(2,927)	2,693	138
Total deferred provision (benefit)	(17,865)	34,464	9,943
Income tax expense (benefit)	$(18,063)	$34,669	$9,943

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Tax expense (benefit) computed at federal statutory rate	$(102,162)	$30,573	$8,629
State income taxes, net of federal benefit	(6,173)	2,241	516
Change in valuation allowance	86,852	—	—
Other	3,420	1,855	798
Income tax expense (benefit)	$(18,063)	$34,669	$9,943

Income tax benefits of losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including a portion of the deferred tax asset associated with loss carryforwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses over the past three years, and, as a result, we have provided a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. Consequently, our effective tax rate for the year ended December 31, 2008 was substantially lower than the statutory rate. As of December 31, 2008, we had recorded $97.2 million of valuation allowance related to our net deferred tax assets.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets related to:
Deferred gains from sale and leaseback of aircraft	$21,733	$21,073
Accrued liabilities	26,353	21,938
Unrealized loss on derivatives	49,906	—
Federal net operating loss carryforwards	146,521	88,623
State operating loss carryforwards	8,098	4,593
AMT credit carryforwards	3,300	3,498
Other	20,764	5,627
Total deferred tax assets	276,675	145,352
Valuation allowance	(97,169)	—
Net deferred tax assets	$179,506	$145,352
Deferred tax liabilities related to:
Depreciation	143,957	133,592
Aircraft rent	35,064	32,865
Other	485	553
Gross deferred tax liabilities	179,506	167,010
Total net deferred tax asset (liability)	$—	$(21,658)

At December 31, 2008 and 2007, federal net operating loss carryforwards available for use on our income tax returns to offset future taxable income were approximately $428.0 million and $256.0 million, respectively, which expire between 2017 and 2028. State net operating loss carryforwards at December 31, 2008 and 2007, respectively, were $117.6 million and $110.8 million, and will expire between 2017 and 2028. Included in the net operating loss carryforwards for the year ending December 31, 2008 is $13.7 million related to deductions from equity-based compensation. Our alternative minimum tax (AMT) credit carryforwards for income tax purposes were $3.3 million and $3.5 million at December 31, 2008 and 2007, respectively.

Note 10 – Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Year ended December 31,
	2008	2007	2006
Numerator:
Net income (loss) available to common stockholders	$(273,829)	$52,683	$14,714
Plus income effect of assumed conversion-interest on convertible debt	—	5,468	—
Income (loss) after assumed conversion	$(273,829)	$58,151	$14,714
Denominator:
Weighted-average shares outstanding, basic	109,153	91,574	90,504
Effect of 7.0% convertible notes	—	11,241	—
Effect of 5.5% convertible notes	—	—	—
Effect of dilutive stock options	—	924	1,243
Effect of dilutive restricted shares	—	580	494
Effect of warrants to purchase common stock	—	—	195
Adjusted weighted-average shares outstanding, diluted	109,153	104,319	92,436
Basic earnings per common share	$(2.51)	$0.58	$0.16
Diluted earnings per common share	$(2.51)	$0.56	$0.16

Excluded from the diluted earnings per share calculation for 2008 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive in 2008: 11.2 million shares related to our 7.0% convertible notes that are issuable upon conversion; 18.1 million shares related to our 5.5% convertible senior notes that are issuable upon conversion; 2.1 million shares related to our outstanding stock options; 1.5 million shares related to our unvested restricted stock; and 4.7 million common shares related to warrants that were issued on October 31, 2008 . The impact of the 11.2 million common shares related to our 7% convertible notes was excluded from the earnings per share calculation for 2006 because the impact would have been anti-dilutive.

Note 11 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of “Accumulated other comprehensive income (loss)” are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2006	$—	$—	$—
Changes in fair value, net of income taxes	84	—	84
Adjustment to initially recognize unfunded postretirement obligations, net of income taxes	—	(5,336)	(5,336)
Balance at December 31, 2006	84	(5,336)	(5,252)
Changes in fair value, net of income taxes	15,721	—	15,721
Reclassification to earnings, net of income taxes	(14,688)	1,012	(13,676)
Change in actuarial gains and losses, net of income taxes	—	4,557	4,557
Balance at December 31, 2007	1,117	233	1,350
Changes in fair value, net of income taxes	(11,877)	—	(11,877)
Reclassification to earnings, net of income taxes	(14,809)	15	(14,794)
Change in actuarial gains and losses, net of income taxes	—	(439)	(439)
Balance at December 31, 2008	$(25,569)	$(191)	$(25,760)

Note 12 – Stock Option Plans and Restricted Stock Awards

Our 1993 Incentive Stock Option Plan provided for the grant of options to officers, directors and key employees to purchase up to 4.8 million shares of common stock at prices not less than the fair value of the shares on the dates of grant. Our 2002 Long Term Incentive Plan, 1996 Stock Option Plan and 1994 Stock Option Plan authorized up to 5 million, 5 million, and 4 million incentive stock options or nonqualified options, respectively, to be granted to our officers, directors, key employees and consultants.

In connection with the acquisition of Airways Corporation in 1997, we assumed the Airways Corporation 1995 Stock Option Plan (Airways Plan) and the Airways Corporation 1995 Director Stock Option Plan (Airways DSOP). Under the Airways Plan, up to 1.2 million incentive stock options or nonqualified options could be granted to our officers, directors, key employees, or consultants. Under the Airways DSOP, up to 150,000 nonqualified options could be granted to directors.

Vesting and term of all options is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than ten years from the date of grant. As of December 31, 2008, an aggregate of 1.4 million shares of restricted stock and options to acquire common stock remained available for future grant.

Stock Options

There were no options granted during 2008, 2007, or 2006. No compensation expense for stock options was recognized during 2008 or 2007, and compensation expense for stock options was not significant during 2006.

A summary of stock option activity under the aforementioned plans are as follows:

	Options	Weighted- Average Exercise Price
Balance at January 1, 2008	3,092,677	$6.42
Exercised	(842,533)	3.09
Expired	(5,000)	8.00
Cancelled	(67,549)	10.76
Balance at December 31, 2008	2,177,595	$7.57
Exercisable at December 31, 2008	2,177,595	$7.57

The options outstanding, as of December 31, 2008, have a weighted-average remaining contractual life of 3.4 years and an aggregate intrinsic value of $0.1 million. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $1.0 million, $1.0 million, and $9.8 million, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2008, 2007, and 2006, was $2.6 million, $1.0 million, and $6.0 million, respectively. The benefits associated with the tax deductions in excess of recognized compensation cost have been reported as a financing cash flow rather than an operating cash flow. For the years ended December 31, 2008 and 2007, we did not record any excess tax benefit generated from option exercises.

Restricted Stock

Restricted stock awards have been granted to certain of our officers, directors and key employees pursuant to our 2002 Long-Term Incentive Plan. Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three years).

Compensation expense for our restricted stock grants was $5.8 million, $5.4 million, and $4.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, we have $8.5 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.5 million restricted shares which were outstanding but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Unvested at January 1, 2008	1,074,070
Vested	(462,264)
Issued	915,299
Surrendered	(41,799)
Unvested at December 31, 2008	1,485,306

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2008, 2007, and 2006, was $6.96, $9.10, and $15.16, respectively. Unvested restricted stock awards are not included in the number of outstanding common shares. Upon vesting, the shares are included in the number of outstanding common shares. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006, was $3.2 million, $4.1 million, and $3.1 million, respectively.

Note 13 – Employee Benefit Plans

All employees, except pilots, are eligible to participate in the consolidated 401(k) plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the plan. Our contributions to the plan are discretionary. The amount of our contributions to the plan expensed in 2008, 2007, and 2006 was approximately $1.4 million, $1.2 million, and $1.0 million, respectively.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to the IRS maximum allowed. We do not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Our contributions were 10.5 percent of compensation, as defined, during 2008, 2007, and 2006, respectively. We expensed $15.7 million, $14.0 million, and $11.1 million in contributions to the DC Plan during 2008, 2007 and 2006, respectively.

Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate, which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2008, 2007, and 2006, the employees purchased approximately 376,000, 154,000, and 113,000 shares, respectively, at an average price of $3.65, $8.81, and $12.32 per share, respectively.

We provide postemployment defined benefits to certain eligible employees. At December 31, 2008, the liability for the accumulated postemployment benefit obligations under the plans was $7.4 million, and unrecognized prior service costs and net actuarial gains were $0.2 million. Benefit expense under the plans was $1.1 million and $3.9 million in 2008 and 2007, respectively. Benefit payments in all periods presented are not material. In December 2007, federal legislation was enacted increasing the mandatory retirement age for U.S. commercial airline pilots from age 60 to age 65. The impact of the legislation was to decrease the actuarially determined liability for the unfunded status of the plan by $6.0 million with a corresponding increase in accumulated other comprehensive income, net of income tax of $3.8 million.

Note 14 – Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows, (in thousands):

	Year ended December 31,
	2008	2007	2006
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of capitalized interest	$75,473	$64,397	$34,307
Cash paid (received) for income taxes, net of amounts refunded	332	—	—
Non-cash financing and investing activities:
Aircraft acquisition debt financing	178,550	293,650	380,600
Acquisition under capital leases	5,077	—	—

Note 15 – Other Assets, Accrued and Other Liabilities, and Other (Income) Expense

The components of other assets were (in thousands):

	December 31,
	2008	2007
Aircraft maintenance deposits	$54,169	$49,447
Deposits	13,816	13,789
Other	2,063	4,109
Other assets	$70,048	$67,345

The components of accrued and other liabilities were (in thousands):

	December 31,
	2008	2007
Accrued interest	$22,865	$27,434
Accrued salaries, wages and benefits	48,520	47,963
Unremitted passenger taxes and fees	32,651	30,050
Other	43,853	32,449
Accrued and other liabilities	$147,889	$137,896

On January 11, 2007, we commenced an exchange offer for all of the common stock of Midwest Air Group (Midwest). On August 17, 2007, we announced that we had terminated our efforts to acquire Midwest. The results of the third quarter of 2007 include non-operating expense of $10.7 million, ($6.4 million net of tax), related to costs associated with the proposed acquisition of Midwest, including the exchange offer, and consisted primarily of fees for attorneys, accountants, investment bankers, travel, and other related costs.

Note 16 – Quarterly Financial Data (Unaudited)

Summarized quarterly financial data by quarter for 2008 and 2007 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
Operating revenue	$596,391	$693,380	$673,292	$589,415
Operating income (loss)	(35,227)	(45,524)	(46,113)	54,854
Other (income) expense	19,528	(29,292)	60,569	169,077
Income (loss) before income taxes	(54,755)	(16,232)	(106,682)	(114,223)
Net loss	(34,813)	(13,538)	(107,087)	(118,391)
Loss per common share:
Basic	$(.38)	$(.12)	$(.91)	$(1.00)
Diluted	(.38)	(.12)	(.91)	(1.00)

Included in operating income (loss): Gain on sale of assets	$—	$7,292	$10,390	$5,503
Impairment of goodwill	—	(8,350)	—	—
Included in other (income) expense:
Net (gains) losses on derivative financial instruments	$5,190	$(43,560)	$41,520	$147,686

2007
Operating revenue	$504,066	$613,526	$608,555	$583,836
Operating income	12,939	77,862	38,466	14,893
Other (income) expense	9,201	10,595	21,389	15,623
Income (loss) before income taxes	3,738	67,267	17,077	(730)
Net income (loss)	2,158	42,059	10,637	(2,171)
Earnings (loss) per common share:
Basic	$0.02	$0.46	$0.12	$(0.02)
Diluted	0.02	0.42	0.11	(0.02)

Included in operating income: Gain on sale of assets	$—	$6,234	$—	$—
Included in other (income) expense:
Net (gains) losses on derivative financial instruments	$—	$156	$(1,596)	$1,695
Midwest exchange offer expenses	—	—	10,650	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2008. Ernst & Young LLP has issued their report which is included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the internal control over financial reporting of AirTran Holdings Inc. (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity of the Company for each of the three years in the period ended December 31, 2008 and our report dated February 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orlando, Florida
February 11, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The information required by this Item is incorporated herein by reference to our 2009 Proxy Statement.

Audit Committee Financial Expert

The information required by this Item is incorporated herein by reference to our 2009 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated herein by reference to our 2009 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,662,901	7.57	1,430,125
Equity compensation plans not approved by security holders	—	—	—
Total	3,662,901	7.57	1,430,125

(1)	Includes our 1993, 1994 and 1996 Stock Option Plans and our 2002 Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Page
(a)(1) The following Consolidated Financial Statements of AirTran Holdings, Inc. are filed as part of this report under Item 8- Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm	63
Consolidated Statements of Operations	64
—Years ended December 31, 2008, 2007, and 2006
Consolidated Balance Sheets	65
—December 31, 2008 and 2007
Consolidated Statements of Cash Flows	67
—Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Stockholders’ Equity	68
—Years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements	69

(a)(2)
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)
4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)
10.2	1993 Incentive Stock Option Plan (2)(3)
10.3	1994 Stock Option Plan (2)(3)
10.4	1995 Employee Stock Purchase Plan (4)
10.5 *	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)
10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)
10.7	1996 Stock Option Plan (3)(6)
10.8	Airways Corporation 1995 Stock Option Plan (3)(8)
10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)
10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)
10.11	Orlando International Lease and Use Agreement (10)
10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)
10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)
10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)

10.15
Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)
10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)
10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)
10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)
10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)
10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)
10.22 *	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)
10.23 *
Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Purchase Agreement 2444 Supplement No. 1, by and between Boeing and AirTran (18)

10.24 *	Letter Agreements to Purchase Agreement 2444, each dated July 3, 2003, by and between Boeing and AirTran (18)
10.25 *
General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. (“CFM”) and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (18)

10.26 *	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (18)
10.27	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)
10.28 *
Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the twenty-two (23) individual Aircraft Lease Agreements (18)

10.29	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (18)
10.30 *
Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (18)

10.31 *	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (18)
10.32 *	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (18)
10.33 *	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (18)
10.34 *	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (18)
10.35 *	AirTran Holdings, Inc. Amended and Restated 2002 Long Term Incentive Plan (17)
10.36 *
Loan Agreement, dated as of August 31, 2005, by and among AirTran Airways, Inc. (“AirTran”), as Borrower, The Parties Identified in Schedule 1 thereto as Lenders, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (20)

10.37 *	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (20)
10.38 *	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (20)
10.39 *
Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (23)

10.40 *	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (23)
10.41 *	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (7)

10.42	Notice to executive officers of AirTran Holdings, Inc. regarding the acceleration of incentive options and acceleration of non-qualified options (22)
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

10.56*	Security Agreement, dated as of June 28, 2007, by and between AirTran and Bayerische Hypo-und Vereinsbank AG, London Branch, as Security Agent (26)
10.57*	Amendment to Employment Agreement for Robert L. Fornaro dated October 31, 2007 (27)
10.58*	Employment Agreement for Robert L. Fornaro dated November 1, 2007 (27)
10.59*	Employment Agreement for Joseph B. Leonard dated November 1, 2007 effective as of September 1, 2007 (27)
10.60*	Pledge and Escrow Agreement, dated as of April 30, 2008, by and among AirTran, U.S. Bank National Association, as Trustee and U.S. Bank National Association, as Escrow Agent (29)
10.61*
Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of October 31, 2008, by and among Bank of Utah, not in its individual capacity, but solely as trustee, the Lender and AirTran Airways, Inc., as Borrower (30)

10.62 *
Amended and Restated Pledge and Escrow Agreement, dated as of October 31, 2008, by and among AirTran Airways, Inc., as the Grantor and Bank of Utah, not in its individual capacity, but as security trustee, as Secured Party (30)

10.63 *	Warrant Agreement, dated as of October 31, 2008, by and among AirTran, as Issuer and Bank of Utah, not in its individual capacity but in a trust capacity as the Initial Holder
10.64 *	Registration Rights Agreement, dated as of October 31, 2008, by and among AirTran, as Issuer and Bank of Utah, not in its individual capacity but in a trust capacity as Initial Holder
21.1	Subsidiaries of AirTran Holdings, Inc. (28)
21.2	Subsidiaries of AirTran Airways, Inc. (19)
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

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

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.

(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation for the year ended December 31, 1996 (Commission File No. 0-26432), filed with the Commission on March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ending September 30, 2006, (Commission File No. 1-15991), filed with the Commission on November 1, 2006.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-15991), filed with the Commission on May 8, 2007.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-15997), filed with the Commission on August 9, 2007.
(27)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. (Commission File No. 1-15997), filed with the Commission on November 6, 2007.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 333-139917, filed with the Commission on January 11, 2007.
(29)	Incorporated by reference to the Company's report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 2, 2008.
(30)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-15991), filed with the Commission on November 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC.
By:	/s/ Robert L. Fornaro
Robert L. Fornaro
Chairman of the Board, President and Chief Executive Officer
Date: February 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert L. Fornaro	February 13, 2009
Robert L. Fornaro
Chairman of the Board, President and Chief Executive Officer

/s/ Arne Haak	February 13, 2009
Arne Haak
Senior Vice President of Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ J. Veronica Biggins	February 13, 2009
J. Veronica Biggins
Director

/s/ Don L. Chapman	February 13, 2009
Don L. Chapman
Director

/s/ Geoffrey T. Crowley	February 13, 2009
Geoffrey T. Crowley
Director

/s/ Peter D’Aloia	February 13, 2009
Peter D’Aloia
Director

/s/ Jere A. Drummond	February 13, 2009
Jere A. Drummond
Director

/s/ John F. Fiedler	February 13, 2009
John F. Fiedler
Director

/s/ Lewis H. Jordan	February 13, 2009
Lewis H. Jordan
Director

/s/ Alexis P. Michas	February 13, 2009
Alexis P. Michas
Director

Michael P. Jackson
Director

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	By-Laws (As Amended and Restated on July 28, 2005) (13)
4.1	See the Articles of Incorporation filed as Exhibit 3.1 and Bylaws filed as Exhibit 3.2
10.1	Incentive Stock Option Agreement dated June 1, 1993, between ValuJet Airlines, Inc. and Lewis H. Jordan (2)(3)
10.2	1993 Incentive Stock Option Plan (2)(3)
10.3	1994 Stock Option Plan (2)(3)
10.4	1995 Employee Stock Purchase Plan (4)
10.5 *	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (5)
10.6	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (5)
10.7	1996 Stock Option Plan (3)(6)
10.8	Airways Corporation 1995 Stock Option Plan (3)(8)
10.9	Airways Corporation 1995 Directors Stock Option Plan (3)(8)
10.10	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (9)
10.11	Orlando International Lease and Use Agreement (10)
10.12	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (11)
10.13	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (11)
10.14	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (11)
10.15
Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (12)

10.16	Note Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (15)
10.17	Warrant Agreement, dated April 12, 2001, between AirTran Holdings, Inc. and Wilmington Trust Company (14)
10.18	Purchase Agreement, dated April 12, 2001, among AirTran Holdings, Inc., AirTran Airways, Inc. and Boeing Capital Loan Corporation (15)
10.19	Indenture, dated as of April 12, 2001, between AirTran Airways, Inc. and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of note (15)
10.20	Employment Agreement dated as of October 6, 2001, between the Company and Joseph B. Leonard (16)
10.21	Employment Agreement dated as of October 28, 2004, between the Company and Joseph B. Leonard (3) (17)
10.22 *	Aircraft General Terms Agreement Number AGTA-CQT, dated July 3, 2003, by and between The Boeing Company (“Boeing”), and AirTran Airways, Inc. (“AirTran”) (18)

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

10.56*	Security Agreement, dated as of June 28, 2007, by and between AirTran and Bayerische Hypo-und Vereinsbank AG, London Branch, as Security Agent (26)
10.57*	Amendment to Employment Agreement for Robert L. Fornaro dated October 31, 2007 (27)
10.58*	Employment Agreement for Robert L. Fornaro dated November 1, 2007 (27)
10.59*	Employment Agreement for Joseph B. Leonard dated November 1, 2007 effective as of September 1, 2007 (27)
10.60*	Pledge and Escrow Agreement, dated as of April 30, 2008, by and among AirTran, U.S. Bank National Association, as Trustee and U.S. Bank National Association, as Escrow Agent (29)
10.61*
Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of October 31, 2008, by and among Bank of Utah, not in its individual capacity, but solely as trustee, the Lender and AirTran Airways, Inc., as Borrower (30)

10.62 *
Amended and Restated Pledge and Escrow Agreement, dated as of October 31, 2008, by and among AirTran Airways, Inc., as the Grantor and Bank of Utah, not in its individual capacity, but as security trustee, as Secured Party (30)

10.63 *	Warrant Agreement, dated as of October 31, 2008, by and among AirTran, as Issuer and Bank of Utah, not in its individual capacity but in a trust capacity as the Initial Holder
10.64 *	Registration Rights Agreement, dated as of October 31, 2008, by and among AirTran, as Issuer and Bank of Utah, not in its individual capacity but in a trust capacity as Initial Holder
21.1	Subsidiaries of AirTran Holdings, Inc. (28)
21.2	Subsidiaries of AirTran Airways, Inc. (19)
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees

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

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(7)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(8)	Incorporated by reference to Airways Corporation’s Registration Statement on Form S-4, registration number 33-93104, filed with the Commission.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1995.

(10)	Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation (Commission File No. 0-26432) for the quarter ended December 31, 1996.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation for the year ended December 31, 1996 (Commission File No. 0-26432), filed with the Commission on March 31, 1997.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(13)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on June 18, 2001.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, (Commission File No. 1-15991), for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, (Commission File No. 1-15991), filed with the Commission on March 28, 2002.
(17)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 19, 2005.
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, (Commission File No. 1-15991), filed with the Commission on March 26, 2003.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(21)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on May 6, 2005.
(22)	Incorporated by reference to the Company’s report on Form 8-K, (Commission File No. 1-15991), filed with the Commission on September 16, 2005.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K, (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ending September 30, 2006, (Commission File No. 1-15991), filed with the Commission on November 1, 2006.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-15991), filed with the Commission on May 8, 2007.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-15997), filed with the Commission on August 9, 2007.
(27)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. (Commission File No. 1-15997), filed with the Commission on November 6, 2007.
(28)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 333-139917, filed with the Commission on January 11, 2007.
(29)	Incorporated by reference to the Company's report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 2, 2008.
(30)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-15991), filed with the Commission on November 6, 2008.