Form 10-Q
period 2009-03-31
AIRTRAN HOLDINGS INC
filed 2009-04-24
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐       No  ☐      N/A  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of the close of business on April 16, 2009: 119,935,827 par value $0.001

AIRTRAN HOLDINGS, INC.
Form 10-Q
For the Quarter Ended March 31, 2009

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations – Three months ended March 31, 2009 and 2008	1
	Condensed Consolidated Balance Sheets – March 31, 2009 and December 31, 2008	2
	Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2009 and 2008	4
	Condensed Consolidated Statement of Stockholders’ Equity – Three months ended March 31, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

	Signatures
	Exhibit Listing
	Ex – 31.1 (Exhibit 31.1 CEO Certification)
	Ex – 31.2 (Exhibit 31.2 CFO Certification)
	Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted, See Note 1)
Operating Revenues:
Passenger	$486,101	$566,429
Other	55,854	29,962
Total operating revenues	541,955	596,391
Operating Expenses:
Aircraft fuel	132,870	268,442
Salaries, wages and benefits	117,948	118,907
Aircraft rent	60,431	60,851
Maintenance, materials and repairs	46,443	41,332
Distribution	20,215	22,539
Landing fees and other rents	33,784	35,113
Aircraft insurance and security services	5,072	5,293
Marketing and advertising	11,361	11,468
Depreciation and amortization	14,117	13,348
Other operating	52,007	54,484
Total operating expenses	494,248	631,777
Operating Income (Loss)	47,707	(35,386)
Other (Income) Expense:
Interest income	(678)	(1,782)
Interest expense	21,230	20,452
Capitalized interest	(340)	(3,625)
Net (gains) losses on derivative financial instruments	(890)	5,190
Other	(322)	—
Other (income) expense, net	19,000	20,235
Income (Loss) Before Income Taxes	28,707	(55,621)
Income tax benefit	—	(20,264)
Net Income (Loss)	$28,707	$(35,357)
Earnings (Loss) Per Common Share:
Basic	$0.24	$(0.38)
Diluted	$0.21	$(0.38)
Weighted-Average Shares Outstanding:
Basic	119,828	92,114
Diluted	138,084	92,114

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)	(As Adjusted,
		See Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$373,839	$315,078
Short-term investments	10,485	19,937
Restricted cash	89,913	86,126
Deposits held by counterparties to derivative financial instruments	5,280	48,820
Accounts receivable, net	40,386	38,301
Spare parts, materials and supplies, net	15,006	15,428
Prepaid and stored fuel	9,663	16,004
Derivative financial instruments	16,332	3,420
Prepaid expenses and other current assets	36,167	34,053
Deferred income taxes	7,992	7,992
Total current assets	605,063	585,159
Property and Equipment:
Flight equipment	1,314,998	1,310,874
Less: Accumulated depreciation and amortization	(135,464)	(125,663)
	1,179,534	1,185,211
Purchase deposits for flight equipment	64,032	64,032
Other property and equipment	109,661	108,186
Less: Accumulated depreciation and amortization	(59,577)	(55,642)
	50,084	52,544
Total property and equipment	1,293,650	1,301,787
Other Assets:
Long-term investments	5,311	5,497
Trademarks and trade names	21,567	21,567
Debt issuance costs	13,665	14,201
Prepaid aircraft rent	85,324	87,003
Derivative financial instruments	2,530	—
Other assets	71,666	70,048
Total Assets	$2,098,776	$2,085,262

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)	(As Adjusted,
		See Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$72,549	$81,557
Accrued and other liabilities	152,871	147,889
Air traffic liability	296,970	252,055
Derivative financial instruments	30,065	69,646
Current maturities of capital lease obligations	968	835
Borrowing under revolving line of credit	90,000	90,000
Current maturities of long-term debt	65,651	69,865
Total current liabilities	709,074	711,847
Long-term capital lease obligations	15,669	16,031
Long-term debt	915,505	927,325
Other liabilities	118,692	120,342
Deferred income taxes	7,992	7,992
Derivative financial instruments	22,208	20,616
Commitments and Contingencies
Stockholders' Equity:
Preferred stock	—	—
Common stock	120	120
Addtional paid-in capital	526,329	524,800
Accumulated deficit	(189,344)	(218,051)
Accumulated other comprehensive loss	(27,469)	(25,760)
Total stockholders' equity	309,636	281,109
Total Liabilities and Stockholders' Equity	$2,098,776	$2,085,262

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted, See Note 1)
Operating activities:
Net income (loss)	$28,707	$(35,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,068	15,760
Amortization of deferred gains from sales/leaseback of aircraft	(1,287)	(1,143)
Provisions for uncollectible accounts	186	354
Deferred income taxes	—	(20,264)
Other	4,102	1,300
Changes in certain operating assets and liabilities:
Restricted cash	(3,787)	1,230
Derivative financial instruments	(55,159)	5,498
Accounts receivable	(4,221)	(20,056)
Spare parts, materials and supplies	240	(1,754)
Prepaid and stored fuel	6,341	20,742
Deposits held by counterparties to derivative financial instruments	43,540	—
Prepaid aircraft rent	865	(1,477)
Other assets	(4,188)	(6,422)
Accounts payable, accrued and other liabilities	(4,352)	35,493
Air traffic liability	44,915	75,393
Net cash provided by operating activities	72,970	69,297
Investing activities:
Sale of available-for-sale-securities	9,657	66,479
Purchases of property and equipment	(6,737)	(27,409)
Return (payment) of aircraft purchase deposits, net	—	(3,129)
Other	1,950	5,000
Net cash provided by investing activities	4,870	40,941
Financing activities:
Issuance of long-term debt	—	15,948
Payments on long-term debt and capital lease obligations	(19,220)	(27,622)
Borrowings under revolving line of credit	375,000	—
Repayment of borrowings under revolving line of credit	(375,000)	—
Proceeds from issuance of stock under employee stock purchase plan	276	604
Other	(135)	—
Net cash used for financing activities	(19,079)	(11,070)
Net change in cash and cash equivalents	58,761	99,168
Cash and cash equivalents at beginning of period	315,078	206,873
Cash and cash equivalents at end of period	$373,839	$306,041
Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities:
Purchase of equipment in exchange for debt	$—	$89,500

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2009 (As Adjusted, See Note 1)	119,550	$120	$524,800	$(218,051)	$(25,760)	$281,109
Net income	—	—	—	28,707	—	28,707
Unrealized loss on derivative instruments, net of income taxes of $0 million	—	—	—	—	(1,728)	(1,728)
Other	—	—	—	—	19	19
Total comprehensive income						26,998
Stock-based compensation	425	—	1,351	—	—	1,351
Issuance of common stock under employee stock purchase plan	67	—	276	—	—	276
Other	—	—	(98)	—	—	(98)
Balance at March 31, 2009	120,042	$120	$526,329	$(189,344)	$(27,469)	$309,636

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Business and Liquidity

Through our wholly owned subsidiary, AirTran Airways, Inc., we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), to 56 locations throughout the United States. A majority of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland, Milwaukee, Wisconsin, and Orlando, Florida. On February 25, 2009, we initiated new service to Cancun, Mexico. Additionally, we have announced we will commence service to Allentown/Bethlehem, Pennsylvania, Asheville, North Carolina, Atlantic City, New Jersey, Branson, Missouri, Charleston, West Virginia, and Knoxville, Tennessee in the second quarter of 2009, and may add additional markets later in the year. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

After six consecutive years of profitability, during 2008, we were faced with record high jet fuel prices, deteriorating macroeconomic conditions and disruption in the capital markets. During 2008, we undertook a variety of actions to respond to these challenges including: reducing capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; reducing other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of derivative financial arrangements to hedge the cost of fuel; and managing our costs and employment levels. We also completed capital market transactions exceeding $375 million, including: issuing convertible debt and common equity securities; entering into a letter of credit facility to reduce our exposure to holdbacks of cash remittances by a credit card processor; and obtaining a $90 million revolving line of credit.

During the three months ended March 31, 2009, we reported operating income of $47.7 million, net income of $28.7 million, and diluted earnings per common share of $0.21. Due to the pronounced reduction in the average jet fuel price and the actions that we have undertaken, our operating results for the quarter were substantially improved compared to the first quarter of 2008. During the three months ended March 31, 2008, we reported an operating loss of $35.4 million, a net loss of $35.4 million, and diluted loss per common share of $0.38.

Our cash flows for the remainder of 2009 and beyond will be impacted by a variety of factors including our operating results, which are heavily impacted by the price of jet fuel, scheduled debt maturities, and capital expenditure requirements. Our cash flows may also be adversely impacted in the event that one or more of our credit card processors withholds increased levels of cash that would otherwise be remitted to us. Each of the agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us. As of March 31, 2009, we were in compliance with our processing agreements and our two largest processors were each entitled to withhold a portion of our advance ticket sales that would otherwise be remitted to us; however, our largest credit card processor was holding back no material remittances from us because a $125 million letter of credit was issued for its benefit. In the event that, among other things, our aggregate unrestricted cash and investments (as therein defined) falls below agreed upon levels, or certain other specified events were to occur, each of our two largest processors would be entitled to withhold additional cash remittances from us. However, to the extent that we achieve specified aggregate unrestricted cash and investment amounts and profitability levels, each agreement also provides for a reduction or elimination of the percent of its exposure that each processor is entitled to holdback. An increase of the cash which our largest credit card processor is entitled to holdback would only impact cash to the extent the holdback requirement exceeds the letter of credit issued for the benefit of the processor. An increase or a decrease of the cash heldback by our second largest credit card processor would be a use or source of cash in 2009, respectively.

We believe that our existing liquidity and forecasted 2009 cash flows will be sufficient to fund our operations and other financial obligations for the remainder of 2009. While we believe our 2009 forecast is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on the  severity and duration thereof, have an unfavorable impact on our ability to generate sufficient cash from operations to maintain adequate liquidity through December 31, 2009. Such adverse events could include: significant increases in fuel prices for an extended period of time; significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions; or an increase in the percentage of advance ticket sales that are being heldback by our credit card processors. If one or more of such events were to occur, we would likely undertake a variety of actions to mitigate the impact of such events including seeking to obtain additional secured or unsecured debt financing, equity financing, or both. However, our current credit rating, the fact that we have limited assets to serve as collateral for additional borrowings, and the disruption in the U.S. and global capital markets could make it difficult for us to obtain financing in 2009. Accordingly, to the extent unanticipated adverse events were to result in a need for substantial additional financing, such additional debt or equity financing might not be available to us on terms acceptable to us or at all.

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively, we, our, or us). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We manage our operations on a system-wide basis due to the interdependence of our route structure in the various markets we serve. Because we offer only one service (i.e., air transportation), management has concluded that we only have one segment of business.

FASB Staff Position APB 14-1

In May 2008, the Financial Accounting Standards Board (FASB) issued Staff Position APB 14-1 (FSP 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. We adopted FSP 14-1 as of January 1, 2009. FSP 14-1 requires retroactive application to all periods presented. The adoption impacts the accounting for our 7.0% convertible notes due 2023 and will result in the recognition of additional financial accounting interest expense of approximately $7.1 million for 2009 and $3.6 million for 2010, based on the assumption that the 7.0% convertible notes will be settled in 2010, after giving effect to the 7.0% convertible notes repurchased by the Company as of April 23, 2009. The retroactive application of FSP 14-1 resulted in the recognition of additional financial accounting annual interest expense of approximately $2.3 million for 2003, which gradually increased to $7.4 million for 2008. Comparative financial statements of prior years have been adjusted to apply FSP 14-1 retroactively. The retroactive application of FSP 14-1 also resulted in the recognition of additional annual capitalized interest in each of the years in the period 2003 thru 2008. As a result of the adoption of FSP 14-1, we reduced net income for the three months ending March 31, 2009 by $2.0 million and reduced diluted earnings per share by $0.02 per share. The adoption of FSP 14-1 has no impact on our debt service payments.

The following financial statement line items for the three months ended March 31, 2008, and as of December 31, 2008, were materially affected by the change in accounting principle (in thousands, except per share data):

	Three months ended March 31, 2008		Effect of Change
	As Adjusted	As Previously Reported
Statement of Operations:
Interest expense	$20,452	$18,704	$1,748
Capitalized interest	(3,625)	(2,584)	(1,041)
Loss before income taxes	(55,621)	(54,755)	(866)
Income tax benefit	(20,264)	(19,942)	(322)
Net loss	(35,357)	(34,813)	(544)

Loss per Common Share:
Basic	$(0.38)	$(0.38)	$—
Diluted	$(0.38)	$(0.38)	$—

	December 31, 2008		Effect of Change
	As Adjusted	As Previously Reported
Balance Sheet:
Flight equipment	$1,310,874	$1,291,155	$19,719
Long-term debt	927,325	940,569	(13,244)
Additional paid-in capital	524,800	497,390	27,410
Accumulated deficit	(218,051)	(225,745)	7,694

Note 2 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

In 2008, to respond to the challenges of a volatile fuel cost environment , a recessionary macroeconomic environment, and very adverse capital market conditions, we recast our business plan to defer previously planned growth. We reduced capacity principally by deferring scheduled aircraft deliveries, reducing utilization, and by selling B737 aircraft. In 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. Also, during 2008, we sold eight B737 aircraft.

As of March 31, 2009, we had on order 55 B737 aircraft with delivery dates between 2009 and 2016, including four aircraft scheduled for delivery in 2009. We may decide to sell or re-market additional aircraft.

Our B737 aircraft contract with The Boeing Company (“Boeing”) requires us to make pre-delivery deposits  to Boeing. No additional pre-delivery deposits are due for the 2009 scheduled deliveries. Although we have typically financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for deliveries scheduled for 2011 and beyond. Given the current status of the financial markets, we cannot assure you that satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments of $9.4 million in 2009 for future scheduled deliveries.

We have four B737 aircraft scheduled for delivery in 2009, two of which we have agreed to sell in the second quarter of 2009 to a foreign air carrier to whom we previously sold two B737 aircraft in 2008. We have received deposits from the foreign carrier. However, these pending transactions are subject to customary closing conditions, some of which are outside of our control, and therefore we cannot give any assurances that the closing of these transactions will occur. We have not arranged financing for such aircraft as we intend for those aircraft to be sold to the buyer substantially contemporaneously with our purchase from Boeing. Should these sales not close, we will seek to obtain aircraft debt or lease financing for these aircraft. We have arranged backstop secured debt financing to fund a portion of the purchase price of each of the other two 2009 aircraft deliveries.

In October 2008, as part of our agreement to defer certain aircraft deliveries and obtain backstop financing for other aircraft deliveries, we granted an affiliate of Boeing the right to require us to lease, for a period not to exceed ten years, up to five additional B717 aircraft. We have no obligation to accept delivery of more than four aircraft in total (i.e., B737 deliveries and B717 leases) in 2009. If such affiliate of Boeing exercises its right to require us to lease any B717 aircraft, we have the option to cancel firm B737 aircraft on order for each such B717 aircraft.

Credit Card Processing Arrangements

We have agreements with organizations that process credit card transactions arising from the purchase of air travel by customers of Airways. Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (i.e., a “holdback”). Holdbacks are classified as restricted cash on our condensed consolidated balance sheet. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us.

Each agreement with our two largest credit card processors (based on volumes processed for us) provides that a processor may holdback amounts that would otherwise be remitted to us in the event that, among other things, our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels, or a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. We have the contractual right to reduce the amounts which are otherwise withheld by our two largest credit card processors to the extent that we provide the applicable processor with a letter or letters of credit. As of March 31, 2009, a $125 million letter of credit had been issued for the benefit of our largest credit card processor under our Letter of Credit Facility and the processor was holding back no material cash remittances from us.

As of March 31, 2009, we had advanced ticket sales of approximately $298.9 million related to all credit card sales. As of March 31, 2009, we were in compliance with our processing agreements and based on our level of profitability and unrestricted cash and investments, as defined, our two largest processors were each entitled to holdback a portion of its exposure to credit card chargebacks. Had we not been in compliance with the agreements, or if our level of unrestricted cash and investments, as defined, was lower, our maximum potential additional cash exposure to holdbacks by our largest two credit card processors based upon advanced ticket sales as of March 31, 2009 was $108.3 million (after considering both the $125 million letter of credit issued in favor of our largest credit card processor and the cash heldback by our second largest credit card processor). While a decrease in our unrestricted cash and investments could result in additional amounts being withheld by our credit card processors, to the extent that we achieve specified aggregate unrestricted cash and investment amounts and profitability levels, each agreement also provides for a reduction or elimination of the percent of its exposure that each processor is currently entitled to holdback.

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

•
In our aircraft financing agreements, we typically indemnify the financing parties, the trustees, if any, acting on their behalf and, other related parties against liabilities that arise from the manufacture, design, ownership, financing, use, operation, and maintenance of the aircraft for tort liability, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties except for their gross negligence or willful misconduct. We believe that we are covered by insurance (subject to deductibles) for most tort liabilities and related indemnities, as described above with respect to the aircraft we operate. Additionally, if there is a change in the law which results in the imposition of any reserve, capital adequacy, special deposit, or similar requirement which will increase the cost to the lender, we will pay the lender the additional amount necessary to compensate the lender for the actual cost increase.

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

Taxes

We remit a variety of taxes and fees to various governmental authorities including: income taxes; transportation fees and taxes collected from our customers; property taxes; sales and use taxes; payroll taxes; and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes which are not based on income are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. Uncertain income tax positions taken on income tax returns are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (FIN 48). Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as: the availability of new information; the lapsing of applicable statutes of limitations; the conclusion of tax audits; the measurement of additional estimated liability based on current calculations; the identification of new tax contingencies; or the rendering of relevant court decisions.

Restricted Cash and Letters of Credit

Restricted cash consists of amounts escrowed related to aircraft leases, letters of credit, credit card holdbacks for advanced ticket sales, cash escrowed for future interest payments and collateral to support derivative financial arrangements. As of March 31, 2009, $17.2 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

We also have a Letter of Credit Facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The Letter of Credit Facility is supported by a variety of assets. As of March 31, 2009, no amount was drawn against the $125 million letter of credit.

Note 3 – Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term and long-term investments, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents and short-term investments in what we believe are high credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available for sale securities. As of March 31, 2009, we had short-term and long-term investments, of $10.5 million and $5.3 million, respectively, consisting of $12.5 million in an enhanced cash investment fund and $3.3 million in a money market fund. The managers of the funds have limited immediate redemptions and we have classified $5.3 million of our investment in the enhanced cash investment fund as long-term as of March 31, 2009. During the three months ended March 31, 2008, we recorded a charge of $1.0 million to interest income for realized and unrealized losses on one of these funds.

We enter into various derivative financial instruments with financial institutions to seek to reduce the variability of the ultimate cash flows associated with fluctuations in jet fuel prices. We enter into both fuel related swap and option derivative financial arrangements. We do not hold or issue derivative financial instruments for trading purposes. As of March 31, 2009, we have entered into fuel related swap and option agreements, which pertain to 115.8 million gallons of our projected April through December 2009 fuel purchases and 32.4 million gallons of our projected 2010 fuel purchases. Such agreements pertain to 42.5 percent of our projected April through December 2009 jet fuel requirements and 9.1 percent of our projected 2010 jet fuel requirements. Based on actions subsequent to March 31, 2009, as of April 16, 2009, we have entered into fuel related swap and option agreements, which have increased our gallons under contract to 122.5 million gallons of our projected April through December 2009 fuel purchases. Such agreements pertain to 44.7 percent of our projected April through December 2009 jet fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery margin swap agreements pertaining to certain periods pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs.

Realized and unrealized gains and losses on derivatives that are not designated as hedges for financial accounting purposes or that do not qualify for hedge accounting are recognized currently in other (income) expense. Historically, a majority of our fuel related derivative financial instruments did not qualify to be accounted for as hedges. Consequently, a majority of the gains and losses on our fuel related derivative financial instruments have been classified as other (income) expense based on changes in estimated fair value. The gains and losses on other fuel related derivative financial instruments, designated as hedges for financial accounting purposes, have been classified as a component of fuel expense when realized. In order to simplify the financial reporting for fuel related derivatives, effective January 1, 2009, we ceased designating all new fuel related derivative financial instruments as accounting hedges.

Fuel related derivative financial instruments outstanding as of December 31, 2008 previously designated as accounting hedges will continue to be accounted for as hedges. The ineffective portion of changes in the fair value of each such derivative designated as a cash flow hedge is recognized currently in other (income) expense, and the effective portion of the change in the fair value is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings as a component of fuel expense during the period in which the hedged transaction affects earnings.

We have interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the loan, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire between 2018 and 2020, we pay fixed rates between 2.95 percent and 5.085 percent and receive either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. During the three months ended March 31, 2009, we entered into eleven interest rate swap arrangements pertaining to $293.3 million notional amount of outstanding debt. The notional amount of outstanding debt related to the interest rate swaps as of March 31, 2009 was $468.2 million. The primary objective for our use of interest rate swaps is to reduce the impact of the volatility of interest rates on our operating results. These interest rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in other (income) expense, and the effective portion of the change in fair value is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Current	$-	$-	$(6,934)	$(5,644)
Interest rate contracts	Noncurrent	-	-	(19,470)	(15,694)
Jet-fuel swaps and options	Current	2,217	2,722	(5,443)	(6,710)
		2,217	2,722	(31,847)	(28,048)

Derivatives not designated as hedging instruments under SFAS 133
Jet-fuel options	Current	-	77	(71)	(548)
Crude swaps and options	Current	14,020	621	(14,602)	(56,744)
Crude swaps and options	Noncurrent	2,530	-	(2,738)	(4,922)
Other	Current	95	-	(3,015)	-
		16,645	698	(20,426)	(62,214)
Total derivatives		$18,862	$3,420	$(52,273)	$(90,262)

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

The following tables summarize the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (OCI) (in thousands):
	For the Three Months Ended March 31,
	Amount of (gain) loss on derivatives recognized in OCI (effective portion)		Location of (Gain) Loss reclassified from accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from OCI into income (effective portion)		Location of (Gain) Loss recognized in income on derivatives (ineffective portion)	Amount of (gain) loss recognized in income on derivatives (ineffective portion)
	2009	2008		2009	2008		2009	2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$4,438	$7,731	Interest expense	$218	$—	Net (gains) losses on derivative financial instruments	$—	$32
Jet-fuel swaps and options	1,000	(11,062)	Aircraft fuel	3,492	(1,782)	Net (gains) losses on derivative financial instruments	(45)	138
	$5,438	$(3,331)		$3,710	$(1,782)		$(45)	$170

						Location of (Gain) Loss recognized in income on derivative	Amount of (gain) loss on derivatives recognized in earnings
							2009	2008
Derivatives not designated as hedging instruments under SFAS 133
Jet-fuel options						Net (gains) losses on derivative financial instruments	$(401)	$6,578
Crude swaps and options						Net (gains) losses on derivative financial instruments	(3,364)	(3,828)
Other						Net (gains) losses on derivative financial instruments	2,920	—
							$(845)	$2,750

Based on fair values as of March 31, 2009, we expect to reclassify $5.2 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months due to the actual jet fuel purchases and the payment of variable interest associated with floating rate debt. However, the amounts actually realized will be dependent on the fair values as of the date of settlements.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. As of March 31, 2009, we provided the counterparties with collateral aggregating $25.6 million. The collateral is classified as restricted cash if the funds are held in our name and is classified as a deposit held by counterparty to derivative financial instrument if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability.

Note 4 –Debt

The components of debt were (in thousands):
	March 31, 2009	December 31, 2008
B737 Aircraft Purchase Financing Facilities:
Floating rate aircraft notes payable through 2020, 2.85 percent weighted-average interest rate as of March 31, 2009	$645,109	$655,931
Fixed rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of March 31, 2009	58,370	61,014
Fixed rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of March 31, 2009	80,854	80,854
Floating rate B737 aircraft pre-delivery deposit financings payable through 2009, 2.17 percent weighted-average interest rate as of March 31, 2009	13,774	18,135
7.0% convertible notes due 2023	123,500	125,000
5.5% convertible senior notes due 2015	69,500	69,500
Other	1,300	—
Total long-term debt	992,407	1,010,434
Less unamortized debt discount	(11,251)	(13,244)
	981,156	997,190
Less current maturities of long-term debt	(65,651)	(69,865)
Long-term debt less current maturities	$915,505	$927,325

Borrowing under Revolving Line of Credit Facility	$90,000	$90,000

As of April 16, 2009, all amounts outstanding under the Revolving Line of Credit have been repaid.

Maturities of debt for the remainder of 2009 and for the next four years, and thereafter, in aggregate, are (in millions): 2009-$142; 2010-$57; 2011-$62; 2012-$58; 2013-$68; thereafter-$695. Maturities for the remainder of 2009 include $90 million outstanding under the Revolving Line of Credit Facility.

As of March 31, 2009, the following assets served as collateral for outstanding debt:

•	Assets (primarily flight equipment) with a net book value of $1.0 billion served as collateral for the B737 and B717 notes.
•	Aircraft pre-delivery deposits served as collateral for pre-delivery deposit financing and for the Letter of Credit and Revolving Line of Credit Facility.

Additionally, our obligations under the Letter of Credit and Revolving Line of Credit Facility are secured by the pledge of, directly or indirectly, our accounts receivable; ground equipment; aircraft parts; certain inventory; our residual interest in owned B717 aircraft; certain real property assets; and certain other assets, including various contract rights which include but are not limited to rights under certain purchase and sales agreements for aircraft and derivative financial instruments.

7% Convertible Notes

In May 2003, we completed a private placement of $125 million in convertible notes due in 2023. The proceeds were used to improve our overall liquidity by providing working capital and for general corporate purposes. The notes bear interest at 7 percent, payable semi-annually on January 1 and July 1. The 7% convertible notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. The unsecured notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways).

The 7% convertible notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. We may redeem the 7% convertible notes, in whole or in part, for cash, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest.

The holders of the 7% convertible notes may require us to repurchase the notes on July 1, 2010, 2013 and 2018 at a repurchase price of 100 percent of principal amounts plus any accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock or in any combination of the two. If we elect to pay the repurchase price, in whole or in part in shares of our common stock, the number of shares to be delivered in exchange for the portion of the repurchase price to be paid in our common stock will be equal to that portion of the repurchase price divided by 97.5% of the closing sale price of our common stock for the five trading days ending on the third business day prior to the applicable repurchase date (appropriately adjusted to take into account the occurrence of certain events that would result in an adjustment of the conversion rate with respect to our common stock).

We separately account for the debt and equity components of the 7% convertible notes in a manner that reflects our estimated nonconvertible debt borrowing rate of 15%.  The principal amount, unamortized discount, net carrying amount of the debt and equity components as presented below are (in thousands):

	March 31, 2009	December 31, 2008
Principal amount	$123,500	$125,000
Unamortized discount	(11,081)	(13,244)
Net carrying amount	$112,419	$111,756
Additional paid-in capital, net of tax	$27,312	$27,411

We recorded contractual interest expense of $2.2 million for the three months ended March 31, 2009 and 2008, respectively, and recorded interest expense related to debt discount amortization of $2.0 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

At March 31, 2009, the unamortized discount has a remaining amortization period of 15 months assuming redemption at the first repurchase date on July 1, 2010.  At March 31, 2009, the if-converted value of the 7% convertible notes did not exceed the principal amount.

In the first and second quarters of 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the three months ended March 31, 2009, we repurchased $1.5 million of our 7% convertible notes resulting in a gain of $0.3 million. In addition, we purchased an additional $27.7 million of our 7% convertible notes through April 23, 2009, resulting in gains of $4.1 million. Repurchases pursuant to the Board's authorization may be effected, suspended or terminated at any time, or from time-to-time at the discretion of management or the Board without prior notice and it is uncertain whether or not we will repurchase additional 7% convertible notes.

Note 5 - Fair Value Measurements

We adopted the required provisions of FASB Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, as of January 1, 2008, and adopted certain deferred provisions on January 1, 2009. SFAS 157 is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques noted in SFAS 157. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset; (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets and (liabilities) measured at fair value on a recurring basis during the period were as follows (in thousands):

(in thousands)	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$373,839	$—	$373,839	$—	Market
Short-term investments	10,485	—	10,485	—	Market
Long-term investments	5,311	—	5,311	—	Market
Interest rate derivatives	(26,404)	—	(26,404)	—	Market
Fuel derivatives, net	(7,007)	—	—	(7,007)	Market

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2009 through March 31, 2009 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel related derivative asset (liability):
Balance at January 1, 2009	$(65,504)
Total realized and unrealized gains or (losses):
Included in earnings	(2,602)
Included in other comprehensive income	2,494
Purchases, issuances, and settlements	58,605
Balance at March 31, 2009	$(7,007)
The amount of total gains or (losses) for the three months ended March 31, 2009, included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2009	$839

Note 6 – Income Taxes

We did not record any income tax expense (benefit) during the three months ended March 31, 2009.  Our effective rate was 36.4 percent for the three months ended March 31, 2008. Our effective tax rate can differ from the 37.5 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.5 percent state statutory rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses over the past three years. Therefore, we are required to provide a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. Consequently, because a valuation allowance was still required for deferred tax assets in excess of our deferred tax liabilities at March 31, 2009, our effective tax rate for the three months ended March 31, 2009 was zero.

The total amount of unrecognized tax benefits and related interest and penalties was not material as of December 31, 2008. During the three months ended March 31, 2009, we determined that it was more likely than not that certain tax positions taken in the preparation of prior year income tax returns would not be sustained on the basis of technical merit. Consequently, we reduced deferred tax assets by $6.0 million and also reduced the valuation allowance for deferred tax assets by the same amount with no net impact on income tax expense (benefit) for the period.

As of March 31, 2009, we had recorded a valuation allowance applicable to our deferred tax assets and our deferred tax assets net of the valuation allowance equaled our gross deferred tax liabilities. Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

Note 7 – Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Three months ended March 31,
	2009	2008
		(As Adjusted, See Note 1)
NUMERATOR:
Net income (loss) available to common stockholders	$28,707	$(35,357)
Plus income effect of assumed conversion-interest on convertible debt	956	—
Income after assumed conversion, diluted	$29,663	$(35,357)

DENOMINATOR:
Weighted-average shares outstanding, basic	119,828	92,114
Effect of 7.0% convertible notes	—	—
Effect of 5.5% convertible notes	18,099	—
Effect of dilutive stock options	4	—
Effect of dilutive restricted shares	153	—
Effect of warrants to purchase common stock	—	—
Adjusted weighted-average shares outstanding, diluted	138,084	92,114
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.24	$(0.38)
Diluted	$0.21	$(0.38)

Excluded from the diluted earnings per share calculation for 2009 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2009: 11.2 million shares related to our 7.0% convertible notes that are issuable upon conversion; and, 4.7 million shares related to warrants to purchase our common stock.

Excluded from the diluted earnings per share calculation for 2008 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2008: 11.2 million shares related to our 7.0% convertible notes that are issuable upon conversion; 3.0 million shares related to our outstanding stock options; and 1.3 million shares related to our unvested restricted stock. The 5.5% convertible notes were issued in the second quarter of 2008.

Note 8 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of “Accumulated other comprehensive income (loss)” are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2009	$(25,569)	$(191)	$(25,760)
Changes in fair value, net of income taxes	(5,438)	—–	(5,438)
Reclassification to earnings, net of income taxes	3,710	19	3,729
Balance March 31, 2009	$(27,297)	$(172)	$(27,469)

Balance at January 1, 2008	$1,117	$233	$1,350
Changes in fair value, net of income taxes	2,112	—–	2,112
Reclassification to earnings, net of income taxes	(1,131)	52	(1,079)
Balance March 31, 2008	$2,098	$285	$2,383

Note 9 – Stock Option Awards and Restricted Stock Awards

Restricted stock awards, market-based awards, and stock options have been granted to certain of our officers, directors and key employees. Restricted stock awards are grants of shares of our common stock, which typically vest over time (generally three years). Our market-based awards are grants of our common stock that vest, if at all, at the end of the specified performance period (currently three years) in amounts that are largely dependent on the achievement of specified goals which are expressed in terms of threshold, target, and maximum award achievement levels. During the first three months of 2009 and 2008, we granted restricted stock awards for approximately 558,470 and 550,000 shares, respectively, and approximately 451,063 and 299,000 shares, respectively, of restricted stock vested. During the first three months of 2009, we granted market-based awards for up to 360,360 shares of our common stock. The estimated fair value of the market-based share awards at the date of grant will be recognized ratably as compensation expense over the three-year service period.  No market-based awards were granted in the first three months of 2008.  No stock options were granted in either period.

Compensation expense for our restricted stock grants was $1.5 million and $1.4 million during the first three months of 2009 and 2008, respectively. As of March 31, 2009, we have $9.5 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.6 million restricted shares which were outstanding at such date, but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts. As shares vest, restricted shares are transferred to common shares.

As of March 31, 2009, options to purchase 2.2 million shares of common stock, at exercise prices between $3.90 and $13.80 per share were outstanding.  All outstanding options to purchase common shares were exercisable as of March 31, 2009.

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

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States. A majority of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland, Milwaukee, Wisconsin, and Orlando, Florida. As of April 16, 2009, we operated 86 Boeing 717-200 aircraft (B717) and 50 Boeing 737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 56 locations in the United States and to Cancun, Mexico. We initiated our new service to Cancun, Mexico on February 25, 2009. Additionally, we have announced we will commence service to Allentown/Bethlehem, Pennsylvania, Asheville, North Carolina, Atlantic City, New Jersey, Branson, Missouri, Charleston, West Virginia, and Knoxville, Tennessee in the second quarter of 2009, and we may add additional markets later in the year. We offer very competitive fares by concentrating on keeping our unit costs low. The enthusiasm and skill of our employees has also been a key to our success.

After six consecutive years of profitability, during 2008, we were faced with record high jet fuel prices, deteriorating macroeconomic conditions and disruption in the capital markets. During 2008, we undertook a variety of actions to respond to these challenges including: reducing capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; reducing other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of derivative financial arrangements to hedge the cost of fuel; and managing our costs and employment levels. We also completed capital market transactions exceeding $375 million, including: issuing convertible debt and common equity securities; entering into a letter of credit facility to reduce our exposure to holdbacks of cash remittances by a credit card processor; and obtaining a $90 million revolving line of credit.

We reported operating losses in each of the first three quarters of 2008. However, we reported an operating profit for the fourth quarter of 2008 as fuel prices declined substantially compared to the first nine months of 2008 and as we began to benefit from our capacity reductions. We reported a net loss for the fourth quarter of 2008 due to losses on our derivative financial instruments.

During the three months ended March 31, 2009, we reported operating income of $47.7 million, net income of $28.7 million, and diluted earnings per common share of $0.21. Due to the substantial reduction in the average jet fuel price and the actions that we have undertaken, our operating results for the quarter were substantially improved compared to the first quarter of 2008. During the three months ended March 31, 2008, we reported an operating loss of $35.4 million, a net loss of $35.4 million, and diluted loss per common share of $0.38.

Our first quarter 2009 operating income improved by $83.1 million compared to the first quarter of 2008. The reduction in the average price of jet fuel resulted in a $117.2 million decrease in our aircraft fuel cost during the first quarter of 2009 compared to what fuel cost would have been had fuel prices been at the average level experienced during first quarter of 2008. The favorable impact of the reduced average fuel price was somewhat offset by the unfavorable impacts of recessionary macroeconomic conditions and higher non-fuel unit operating costs. More specifically, our total unit revenue per available seat mile decreased by 2.1 percent to 10.11 cents and our non-fuel unit operating costs per available seat mile increased by 7.0 percent to 6.74 cents compared to the first quarter of 2008. Continuing a trend which started in September 2008, we reduced capacity as measured by available seat miles. We believe that the 7.2 percent reduction in first quarter 2009 capacity compared to first quarter 2008 capacity had the salutary effect of partially mitigating the adverse impact of recessionary conditions on our unit revenues. However, the capacity reduction was also one of the causes of the increase in non-fuel unit operating costs.

Other Accomplishments

During 2009, we:

•	Carried in excess of 5.3 million revenue passengers during the three months ended March 31, 2009;

•
Ranked #1 among all low-cost carriers for the second consecutive year in the Airline Quality Rating. This is the fifth consecutive year AirTran ranked third or higher for quality among all U.S. carriers in this prestigious rating;

•	Initiated service to Cancun, Mexico; and

•	Launched 3 other new non-stop routes.

2009 Outlook

We expect our mix of low fares, excellent customer service, an affordable Business Class product, and one of the youngest all-Boeing aircraft fleets will provide product value that customers will continue to find attractive.

Based on our current outlook, as of April 22, 2009, we expect capacity, as measured by available seat miles (ASMs), to decrease by approximately three to four percent for 2009 compared to 2008. We expect capacity to decrease seven percent for the second quarter compared to the second quarter of 2008. Also, for the second quarter compared to the second quarter of last year, we expect our total unit revenue per ASM to be down two to four percent and our non-fuel unit operating cost per ASM to increase eight and one-half to nine and one-half percent. Worsening macroeconomic conditions may adversely impact our near term revenues.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

The table below sets forth selected financial and operating data for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,				Percentage Increase (Decrease)
	2009		2008
Revenue passengers	5,344,683		5,718,319		(6.5)
Revenue passenger miles (RPM) (000s) (1)	4,086,181		4,347,399		(6.0)
Available seat miles (ASM) (000s) (2)	5,358,382		5,771,038		(7.2)
Passenger load factor (3)	76.3 percent		75.3 percent		1.0	pts
Departures	58,959		63,570		(7.3)
Average stage length (miles) (4)	727		724		0.4
Average fare (excluding transportation taxes) (5)	$90.95		$99.06		(8.2)
Average yield per RPM (6)	11.90	¢	13.03	¢	(8.7)
Passenger revenue per ASM (RASM) (7)	9.07	¢	9.82	¢	(7.6)
Total revenue per ASM (8)	10.11	¢	10.33	¢	(2.1)
Operating cost per ASM (CASM) (9)	9.22	¢	10.95	¢	(15.8)
Non-fuel operating cost per ASM (10)	6.74	¢	6.30	¢	7.0
Average cost of aircraft fuel per gallon (11)	$1.59		$3.00		(47.0)
Gallons of fuel burned (000’s)	83,352		89,605		(7.0)
Operating aircraft in fleet at end of period	136		140		(2.9)
Average daily utilization (hours: minutes) (12)	10:36		10:54		(2.8)
Full-time equivalent employees at end of period	7,850		8,282		(5.2)

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Total aircraft miles flown divided by departures
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
(10)
Total operating expenses less aircraft fuel expense divided by ASMs. Non-fuel operating cost per ASM (non-fuel CASM) is a measure of unit operating costs which is not determined in accordance with generally accepted accounting principles. Both the cost and availability of fuel are subject to many factors which are out of our control; therefore, we believe that non-fuel CASM provides a useful measure of an airline’s unit operating expense which facilitates an understanding of operating costs over time.

(11)	Total fuel expense divided by gallons of fuel burned
(12)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended March 31, 2009 and 2008

Summary

During the three months ended March 31, 2009, we reported operating income of $47.7 million, net income of $28.7 million, and diluted earnings per common share of $0.21. Due to the substantial reduction in the average jet fuel price and the actions that we have undertaken, our operating results for the quarter were substantially improved compared to the first quarter of 2008. During the three months ended March 31, 2008, we reported an operating loss of $35.4 million, a net loss of $35.4 million, and diluted loss per common share of $0.38.

Operating Revenues

Our operating revenues for the three months ended March 31, 2009 decreased $54.4 million (9.1 percent) due to the net effect of an $80.3 million decrease in passenger revenues and a $25.9 million increase in other revenues compared to the three months ended March 31, 2008. Our total revenue per available seat mile for the first quarter of 2009 was 10.11 cents, a decrease of 2.1 percent compared to the first quarter of 2008.  We believe that our capacity reductions combined with increases in ancillary fees partially mitigated the adverse impact of the current recession by preventing a more pronounced erosion of unit revenues.

The $80.3 million (14.2 percent) decrease in passenger revenue was due to both reduced traffic and reduced passenger yield. We believe the reductions in traffic and yield were attributable in large part to the current economic recession. During the three months ended March 31, 2009, we reduced our capacity by 7.2 percent compared to the three months ended March 31, 2008. The reduction in capacity was primarily the intended consequence of a reduction in our aircraft fleet size caused by actions we took in 2008 to defer aircraft deliveries and sell aircraft. The reduced capacity coupled with a 6.0 percent decrease in revenue passenger miles produced an average passenger load factor of 76.3 percent, which was a 1.0 percentage point increase compared to the three months ended March 31, 2008. Average yield per revenue passenger mile was 11.90 cents, 8.7 percent lower than the analogous period in 2008.

Other revenues for the three months ended March 31, 2009, increased $25.9 million (86.4 percent) compared to the three months ended March 31, 2008, reflecting in large part pricing changes for ancillary customer services resulting from the unbundling of our service product to create more options for our passengers. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the three months ended March 31, 2009, decreased $137.5 million (21.8 percent) and decreased 15.8 percent on a unit cost basis, as measured by operating cost per ASM (CASM). Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the three months ended March 31, 2009.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table presents our CASM for the indicated periods:

	Three months ended March 31,				Percent Increase (Decrease)
	2009		2008
Aircraft fuel	2.48	¢	4.65	¢	(46.7)%
Salaries, wages and benefits	2.20		2.06		6.8
Aircraft rent	1.13		1.05		7.6
Maintenance, materials and repairs	0.87		0.72		20.8
Distribution	0.38		0.39		(2.6)
Landing fees and other rents	0.63		0.61		3.3
Aircraft insurance and security services	0.09		0.09		-
Marketing and advertising	0.21		0.20		5.0
Depreciation and amortization	0.26		0.23		13.0
Other operating	0.97		0.95		2.1
Total CASM	9.22	¢	10.95	¢	(15.8)%

Aircraft fuel decreased 46.7 percent on a cost per ASM basis. For the three months ended March 31, 2009, our fuel price per gallon, including taxes and into-plane fees, decreased 47.0 percent from $3.00 during the first quarter of 2008 to $1.59 during the first quarter of 2009.

Salaries, wages and benefits expense increased 6.8 percent on a cost per ASM basis primarily due to increases in contractual rates and insurance costs.

Aircraft rent increased 7.6 percent on a cost per ASM basis primarily due to rent expense being relatively flat for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, while ASMs declined by 7.2 percent.

Maintenance, materials and repairs expense increased 20.8 percent on a cost per ASM basis primarily due to:  increases in airframe checks; engine power-by-the-hour maintenance costs; tire, wheel, and brake costs; and rotable repairs.

Marketing and advertising costs increased 5.0 percent on a cost per ASM basis due to planned spending levels.

Depreciation and amortization increased 13.0 percent on a cost per ASM basis primarily due to purchases of ground service equipment, computer equipment, and spare aircraft parts for our B737 aircraft fleet, while ASMs declined by 7.2 percent.

Other (Income) Expense

Other (income) expense, net decreased by $1.2 million to $19.0 million for the first quarter of 2009 compared to $20.2 million for the first quarter of 2008. We reported gains on derivative financial instruments of $0.9 million for the first quarter of 2009, compared to losses of $5.2 million for the first quarter of 2008. Interest income decreased $1.1 million due to lower market interest rates. Interest expense, including amortization of debt issuance costs, increased by $0.8 million primarily due to the net effects of the following: the favorable impact of lower interest rates applicable to variable interest rate debt due to declines in market interest rates; interest on our 5.5% convertible senior notes issued in May 2008; and interest on our letter of credit and revolving line of credit facility obtained in the third quarter of 2008. Capitalized interest decreased by $3.3 million. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

Income Tax Expense

We did not record any income tax expense (benefit) during the three months ended March 31, 2009.  Our effective rate was 36.4 percent for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had aggregate unrestricted cash, cash equivalents, and short-term investments of $384.3 million ($389.6 million including long-term investments). As of March 31, 2009, we also had $89.9 million of restricted cash. We also have a Revolving Line of Credit Facility pursuant to which we are permitted to borrow up to $90 million for general corporate purposes, of which $90 million was borrowed as of March 31, 2009. As of April 16, 2009, we had no borrowings outstanding under the Revolving Line of Credit Facility. During the three months ended March 31, 2009, our primary source of cash was from cash provided by operating activities. Our primary use was for repayment of debt.

First Quarter 2009 Operating, Financing, and Investing Activities

Operating activities during the three months ended March 31, 2009, provided $73.0 million of cash flow compared to $69.3 million provided during the analogous period in 2008. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the three months ended March 31, 2009, we reported net income of $28.7 million compared to a net loss of $35.4 million for the three months ended March 31, 2008.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded as air traffic liability, fluctuate seasonally and also provide cash when we grow and consequently receive additional cash for future travel. This historical source of cash will decline or change to a use to the extent we slow or reverse our growth or the amounts heldback by our credit card processors increase. During the three months ended March 31, 2009, our air traffic liability balance increased $44.9 million contributing favorably to net cash flow from operating activities. During the three months ended March 31, 2008, our air traffic liability balance increased $75.4 million, contributing to net cash flow from operating activities. Changes in accounts payable, accrued, and other current and non-current liabilities can also have an impact on our cash flow from operating activities. During the three months ended March 31, 2009, the $4.4 million decrease in accounts payable and accrued and other liabilities adversely impacted net cash provided by operating activities. During the three months ended March 31, 2008, the $35.5 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

Our derivative financial instruments reduced our cash flow provided by operating activities during the quarter ended March 31, 2009 by $11.7 million. Cash flow from operations was reduced by $55.2 million primarily due to payments to counterparties (including amounts paid to unwind certain fuel related derivatives which we believed were unlikely to provide benefit in 2009) and changes in the fair value of derivatives. During the quarter, counterparties to our derivative financial instrument arrangements released deposits held by them as consequences of the unwinding of fuel related derivatives and the reduction of the value of our fuel related derivative financial instrument obligations. The amount of deposits received from counterparties, net of amounts paid to counterparties, aggregated $43.5 million during the quarter.

We used cash to increase other assets by $4.2 million and $6.4 million during the three months ended March 31, 2009 and 2008, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Additionally, prepaid and stored fuel decreased by $6.3 million and $20.7 million during the three months ended March 31, 2009 and 2008, respectively, contributing favorably to net cash provided by operating activities.

Investing activities during the three months ended March 31, 2009, provided $4.9 million in cash compared to the $40.9 million provided during the similar period in 2008. Purchases and sales of available for sales securities are classified as investing activities. During the three months ended March 31, 2009, we sold $9.7 million of available for sale securities. During the three months ended March 31, 2008, we sold $66.5 million of available for sale securities. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of the refunded deposits in the aircraft. During the three months ended March 31, 2009, we did not pay nor were we refunded any aircraft purchase deposits. During the three months ended March 31, 2008, we received $16.8 million in previously paid aircraft deposits while paying $20.0 million in new aircraft deposits. We did not purchase any aircraft during the three months ended March 31, 2009. During the three months ended March 31, 2009, we expended $6.7 million in cash for the acquisition of rotable parts, buyer furnished equipment, and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchase of ground and computer equipment. During the three months ended March 31, 2008, we purchased three B737 aircraft and incurred $89.5 million of debt related to the acquisition of these aircraft. During the three months ended March 31, 2008, we expended $27.4 million in cash, primarily for the acquisition of aircraft as well as for the acquisition of rotable parts and other property and equipment.

Financing activities used $19.1 million of cash during the three months ended March 31, 2009, compared to using cash of $11.1 million in the analogous period in 2008. During the three months ended March 31, 2009, we repaid $4.4 million of pre-delivery deposit debt financing, and repaid $14.6 million of aircraft purchase and other debt financing. Also, during the quarter, we received cash from our Revolving Line of Credit of $375 million and repaid $375 million. During the three months ended March 31, 2008, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $16.0 million and repaid $12.6 million of pre-delivery deposit debt financing. During the three months ended March 31, 2008, we repaid $14.7 million of aircraft purchase debt financing. Also, during the first quarter of 2008, we borrowed $89.5 million in non-cash transactions to finance the purchase of three B737 aircraft. See ITEM 1. “FINANCIAL STATEMENTS (Unaudited) – Notes to Condensed Consolidated Financial Statements, Note 4 – Debt” for additional information regarding our outstanding debt.

Year 2009 Cash Requirements and Potential Sources of Liquidity

Our cash flows, for the remainder of 2009, will be impacted by a variety of factors including our operating results, payments of our debt and capital lease obligations, and capital expenditure requirements. In addition, we may need cash resources to fund increases in collateral provided to counterparties to our derivative financial instrument arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us.

During the remainder of 2009, we will need cash for capital expenditures and debt and capital lease obligations. We anticipate that during the remainder of 2009: expenditures for acquisition of property and equipment, other than aircraft and aircraft parts, will be approximately $10 million. Payments of current maturities of existing debt and capital lease obligations will aggregate $142.9 million in the remainder of 2009, including $90 million previously borrowed under the Revolving Line of Credit Facility.

In the first and second quarters of 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the three months ended March 31, 2009, we repurchased $1.5 million of our 7% convertible notes resulting in a gain of $0.3 million. In addition, we purchased an additional $27.7 million of our 7% convertible notes through April 23, 2009, resulting in gains of $4.1 million. Repurchases pursuant to the Board's authorization may be effected, suspended or terminated at any time, or from time-to-time at the discretion of management or the Board without prior notice and it is uncertain whether or not we will repurchase additional 7% convertible notes.

Our aircraft purchase commitments for the remainder of 2009 aggregate $135.0 million, including our obligation to make pre-delivery deposit payments to The Boeing Company (“Boeing”). No additional pre-delivery deposits are due for the 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for deliveries scheduled for 2011 and beyond. Given the current status of the financial markets, we cannot assure you that satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments of $9.4 million during the remainder of 2009 for future scheduled deliveries. We have four B737 aircraft scheduled for delivery in 2009, two of which we have agreed to sell in the second quarter of 2009 to a foreign air carrier to whom we previously sold two B737 aircraft in 2008. We have received deposits from the foreign carrier. However, these pending sales are subject to customary closing conditions, some of which are outside of our control and, therefore, we cannot give assurances that the closing of these transactions will occur. We have not arranged permanent financing for such aircraft because we intend for those aircraft to be sold to the buyer substantially contemporaneously with our purchase from Boeing. However, we have arranged backstop secured debt financing to fund a portion of the purchase price of each of the other two B737 aircraft deliveries scheduled for 2009.

We may need cash resources to fund increases in collateral provided to counterparties to our derivative financial arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us. We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of March 31, 2009, we provided counterparties with collateral aggregating $25.6 million. However, compared to last year, we believe that we have reduced our exposure to increased collateral requirements due to changes in our portfolio of fuel related derivative financial instruments.

Each agreement with our two largest credit card processors (based on volumes processed for us) allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (i.e., a “holdback”). As of March 31, 2009, we were in compliance with our processing agreements and each of our two largest processors was entitled to withhold amounts that would otherwise be remitted to us. The largest processor was not holding back any significant remittances, because we obtained a letter of credit for the benefit of the processor. Our potential cash exposure to additional holdbacks by our largest two credit card processors based on advanced ticket sales as of March 31, 2009 was up to a maximum of $108.3 million (after considering both the $125 million letter of credit issued in favor of our largest credit card processor and the cash heldback by our second largest credit card processor). While a decrease in our unrestricted cash and investments could result in additional amounts being withheld by our credit card processors, to the extent that we achieve specified aggregate unrestricted cash and investment amounts and profitability levels, each agreement also provides for a reduction or elimination of the percent of its exposure that each processor is currently entitled to holdback. A reduction of the cash heldback by our second largest credit card processor would be a source of cash in 2009.

We believe we have options available to meet our debt repayments, capital expenditures and operating commitments, which may include internally generated funds, and various financing or leasing options, including the sale, lease, or sublease of our aircraft. Additionally, we have a $90 million Revolving Line of Credit Facility, under which $90 million and $0 was outstanding as of March 31, 2009 and April 16, 2009, respectively. However, our owned aircraft and our pre-delivery deposits are pledged as collateral for outstanding debt, and we have pledged, directly or indirectly, a variety of our assets to collateralize our obligations under our Letter of Credit and Revolving Line of Credit Facility. The counterparty to the Revolving Line of Credit Facility has agreed to release its lien on certain of the collateral securing that Facility for certain purposes, which may include securing a new financing.

We believe that our existing liquidity and forecasted 2009 cash flows will be sufficient to fund our operations and other financial obligations for the remainder of 2009. While we believe our 2009 forecast is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on the severity and duration thereof, have an unfavorable impact on our ability to generate sufficient cash from operations to maintain adequate liquidity through December 31, 2009. Such adverse events could include: significant increases in fuel prices for an extended period of time; significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions; or an increase in the percentage of advance ticket sales that are being held back by our credit card processors. If one or more of such events were to occur, we would likely undertake a variety of actions to mitigate the impact of such events including seeking to obtain additional secured or unsecured debt financing, equity financing, or both. However, our current credit rating, the fact that we have limited assets to serve as collateral for additional borrowings, and the disruption in the U.S. and global capital markets could make it difficult for us to obtain financing in 2009. Accordingly, to the extent unanticipated adverse events were to result in a need for substantial additional financing, such additional debt or equity financing might not be available to us on terms acceptable to us or at all.

Fuel Related Derivative Financial Instrument Arrangements

We enter into fuel related derivative financial instruments to reduce the ultimate variability of cash flows associated with fluctuations in jet-fuel prices. The financial accounting for fuel related derivatives is discussed in ITEM 1. “FINANCIAL STATEMENTS (Unaudited) – Notes to Condensed Consolidated Financial Statements, Note 3 – Financial Instruments” and our exposure to market risk is discussed in ITEM 3. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Aviation Fuel.”

During the fourth quarter of 2008, we unwound certain derivative financial instrument positions pertaining to 2009 fuel requirements. The positions were unwound because we believed that such positions were unlikely to provide benefit in 2009. Because crude oil prices declined after we unwound the positions, we avoided an estimated $14.8 million of first quarter 2009 fuel hedging related realized losses.

In summary, our fuel related derivative financial instruments impacted our financial statements for the three months ended March 31, 2009 as follows:

•	Net realized losses related to derivative financial instruments increased fuel expense by $3.5 million during the three months ended March 31, 2009.

•
We recorded non-operating net gains related to derivative financial instruments of $0.9 million during the three months ended March 31, 2009. During the three months ended March 31, 2009, we realized losses related to derivative financial instruments of $2.1 million.

•
As of March 31, 2009, the estimated fair value of our fuel related derivative financial instruments was a net liability of $7.0 million. The fair value of our fuel related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel related derivatives.

•
As of March 31, 2009, accumulated other comprehensive income (loss) included $5.2 million (before income tax) of net unrealized losses which had not yet been recognized in the Condensed Consolidated Statements of Operations.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of March 31, 2009, we provided counterparties to fuel and interest rate related derivative financial instruments with collateral aggregating $25.6 million. The collateral is classified as restricted cash, if the funds are held in our name, and is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide additional collateral to counterparties, which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. However, compared to last year, we believe that we have reduced our exposure to increased collateral requirements due to changes in our portfolio of fuel related derivative financial instruments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

Aircraft Acquisitions, Purchase Commitments and Financings

In 2008, to respond to the challenges of a volatile fuel cost environment, a recessionary macroeconomic environment, and very adverse capital market conditions, we recast our business plan to defer previously planned growth. We reduced capacity principally by deferring scheduled aircraft deliveries, reducing utilization, and by selling B737 aircraft. In 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. Also, during 2008 we sold eight B737 aircraft and we have agreements to sell two of the four aircraft scheduled for delivery in 2009. As a consequence of these actions, we expect our 2009 capacity, as measured by available seat miles, to be three to four percent less than our 2008 capacity.

As of March 31, 2009, we had on order 55 B737 aircraft with delivery dates between 2009 and 2016, including four aircraft scheduled for delivery in 2009. We may decide to further delay growth in our capacity or reduce our absolute level of capacity through the sale or other re-marketing of additional aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. No additional pre-delivery deposits are due for the 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for deliveries scheduled for 2011 and beyond. Given the current status of the financial markets, we cannot assure you that satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments of $9.4 million in 2009.

We have four B737 aircraft scheduled for delivery in 2009, two of which we have agreed to sell in the second quarter of 2009 to a foreign air carrier to whom we previously sold two B737 aircraft in 2008. We have received deposits from the foreign carrier. However, these pending transactions are subject to customary closing conditions, some of which are outside of our control and, therefore, we cannot give any assurances that the closing of these transactions will occur. We have not arranged financing for such aircraft as we intend for those aircraft to be sold to the buyer substantially contemporaneously with our purchase from Boeing. Should these sales not close, we will seek to obtain aircraft debt or lease financing for these aircraft. We have arranged backstop secured debt financing to fund a portion of the purchase price of each of the other two 2009 aircraft deliveries.

While our intention is to finance the remainder of the aircraft on order through either debt financing, lease financing, or both, we have not yet arranged for any such financing. There can be no assurance that sufficient financing will be available for all B737 aircraft deliveries. If we are unable to generate revenues to cover our costs, we may slow our growth, including by the sale, lease, or sublease of certain of our existing or on-order aircraft.

New Accounting Pronouncement

In May 2008, the Financial Accounting Standards Board (FASB) issued Staff Position APB 14-1 (FSP 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. We adopted FSP 14-1 as of January 1, 2009. FSP 14-1 requires retroactive application to all periods presented. The adoption impacts the accounting for our 7.0% convertible notes due 2023 and will result in the recognition of additional financial accounting interest expense of approximately $7.1 million for 2009 and $3.6 million for 2010, based on the assumption that the 7.0% convertible notes will be settled in 2010, after giving effect to the 7.0% convertible notes repurchased by the Company as of April 23, 2009. The retroactive application of FSP 14-1 resulted in the recognition of additional financial accounting annual interest expense of approximately $2.3 million for 2003, which gradually increased to $7.4 million for 2008. Comparative financial statements of prior years have been adjusted to apply FSP 14-1 retroactively. The retroactive application of FSP 14-1 also resulted in the recognition of additional annual capitalized interest in each of the years in the period 2003 thru 2008. As a result of the adoption of FSP 14-1, we reduced net income for the three months ending March 31, 2009 by $2.0 million and reduced diluted earnings per share by $0.02 per share. The adoption of FSP 14-1 has no impact on our debt service payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than those discussed below.

Market Risk-Sensitive Instruments and Positions

We are subject to certain market risks, including changes in interest rates and commodity prices (primarily jet fuel). The adverse effects of changes in these markets pose a potential loss as discussed below. The sensitivity analyses do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to Condensed Consolidated Financial Statements for a description of our financial accounting policies and additional information.

Interest Rates

We had approximately $658.9 million and $674.1 million of variable-rate debt as of March 31, 2009 and December 31, 2008, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. During the three months ended March 31, 2009, we entered into eleven interest rate swap arrangements pertaining to $293.3 million notional amount of outstanding debt. The notional amount of the outstanding debt related to interest rate swaps at March 31, 2009 and December 31, 2008 was $468.2 and $177.7 million, respectively. These swaps expire between 2018 and 2020. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. As of March 31, 2009, the fair market value of our interest rate swaps was a liability of $26.4 million. If average interest rates increased by 100 basis points during 2009, as compared to 2008, our projected 2009 interest expense would increase by approximately $4.8 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2009 and 2008 represented 26.9 percent and 42.5 percent of our operating expenses, respectively.

We have entered into fuel related derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of March 31, 2009, we have entered into fuel related swap and option agreements, which pertain to 115.8 million gallons of our projected April through December 2009 fuel purchases and 32.4 million gallons of our projected 2010 fuel purchases. Such agreements pertain to 42.5 percent of our projected April through December 2009 jet fuel requirements and 9.1 percent of our projected 2010 jet fuel requirements. Based on actions subsequent to March 31, 2009, as of April 16, 2009, we have entered into fuel related swap and option agreements, which have increased our gallons under contract to 122.5 million gallons of our projected April through December 2009 fuel purchases. Such agreements pertain to 44.7 percent of our projected April through December 2009 jet fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery margin swap agreements pertaining to certain periods pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the remainder of 2009, before the impact of our derivative financial instruments, would increase approximately $6.9 million based on projected operations.

The (a) estimated total ultimate cash benefit (use) of our fuel related derivatives and (b) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $57 per barrel are estimated as follows (in millions) at the specified crude prices:

	Nine Months Ended December 31, 2009
	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel Related Derivative Financial Instruments Held as of April 16, 2009	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivatives) Compared to Jet Fuel Cost Based on Crude Oil at $57 per Barrel
Assumed average market crude: price:
$ 30 per barrel	$(40.5)	$182.0
$ 50 per barrel	$(26.2)	$46.6
$ 70 per barrel	$12.9	$(88.8)
$ 90 per barrel	$68.3	$(224.2)
$110 per barrel	$119.6	$(359.5)

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

2.
As of April 16, 2009, we had provided counterparties with collateral aggregating $25.8 million for fuel related derivatives pertaining to future fuel purchases and for our interest rate swap arrangements.

3.	Changes in the refining margin will also impact the cost of jet fuel. The impact of changes in refining margin is not included in the table above.

ITEM 4.                        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our controls and procedures were effective to ensure that we are able to collect process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are engaged in litigation arising in the ordinary course of business. We do not believe that any such pending litigation, individually or collectively, will have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. We believe there have been no material changes from the risk factors previously disclosed in such Annual Report. You should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

AirTran Holdings, Inc.
(Registrant)
Date: April 24, 2009	/s/ Arne G. Haak
Arne G. Haak Senior Vice President of Finance, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer
31.2	—	Rule 13(a)-14 Certification of Chief Financial Officer
32.1	—	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350