Form 10-Q
period 2009-06-30
AIRTRAN HOLDINGS INC
filed 2009-08-07
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of Common Stock outstanding as of the close of business on August 3, 2009: 120,148,582 par value $0.001

AIRTRAN HOLDINGS, INC.
Form 10-Q
For the Quarter Ended June 30, 2009

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations – Three and six months ended June 30, 2009 and 2008	1
	Condensed Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	2
	Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2009 and 2008	4
	Condensed Consolidated Statement of Stockholders’ Equity – Six months ended June 30, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	46
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

	Signatures
	Exhibit Listing
	Ex – 31.1 (Exhibit 31.1 CEO Certification)
	Ex – 31.2 (Exhibit 31.2 CFO Certification)
	Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(As Adjusted, See Note 1)		(As Adjusted, See Note 1)
Operating Revenues:
Passenger	$536,971	$658,634	$1,023,072	$1,225,063
Other	66,682	34,746	122,536	64,708
Total operating revenues	603,653	693,380	1,145,608	1,289,771
Operating Expenses:
Aircraft fuel	159,903	368,127	292,773	636,569
Salaries, wages and benefits	122,784	123,392	240,732	242,299
Aircraft rent	60,558	60,841	120,989	121,692
Maintenance, materials and repairs	49,468	43,441	95,911	84,773
Distribution	25,019	27,685	45,234	50,224
Landing fees and other rents	37,365	33,681	71,149	68,794
Aircraft insurance and security services	5,244	5,547	10,316	10,840
Marketing and advertising	10,237	9,698	21,598	21,166
Depreciation	14,104	14,765	28,221	28,113
(Gain) loss on disposition of assets	2,384	(6,543)	3,306	(6,543)
Impairment of goodwill	—	8,350	—	8,350
Other operating	50,421	50,837	101,506	105,321
Total operating expenses	537,487	739,821	1,031,735	1,371,598
Operating Income (Loss)	66,166	(46,441)	113,873	(81,827)
Other (Income) Expense:
Interest income	(699)	(2,682)	(1,377)	(4,464)
Interest expense	19,749	20,291	40,979	40,743
Capitalized interest	(725)	(2,201)	(1,065)	(5,826)
Net (gains) losses on derivative financial instruments	(27,335)	(43,560)	(28,225)	(38,370)
Other	(3,974)	—	(4,296)	—
Other (income) expense, net	(12,984)	(28,152)	6,016	(7,917)
Income (Loss) Before Income Taxes	79,150	(18,289)	107,857	(73,910)
Income tax expense (benefit)	712	(3,459)	712	(23,723)
Net Income (Loss)	$78,438	$(14,830)	$107,145	$(50,187)
Earnings (Loss) per Common Share
Basic	$0.65	$(0.14)	$0.89	$(0.50)
Diluted	$0.56	$(0.14)	$0.78	$(0.50)
Weighted-average Shares Outstanding
Basic	120,155	109,097	119,993	100,605
Diluted	149,113	109,097	149,220	100,605

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(As Adjusted, See Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$376,332	$315,078
Short-term investments	10,381	19,937
Restricted cash	70,767	86,126
Deposits held by counterparties to derivative financial instruments	—	48,820
Accounts receivable, net	44,107	38,301
Spare parts, materials and supplies, net	15,848	15,428
Prepaid and stored fuel	24,331	16,004
Derivative financial instruments	38,792	3,420
Prepaid expenses and other current assets	36,148	34,053
Deferred income taxes	7,992	7,992
Total current assets	624,698	585,159
Property and Equipment:
Flight equipment	1,310,909	1,310,874
Less: Accumulated depreciation and amortization	(145,265)	(125,663)
	1,165,644	1,185,211
Purchase deposits for flight equipment	59,648	64,032
Other property and equipment	113,062	108,186
Less: Accumulated depreciation and amortization	(63,378)	(55,642)
	49,684	52,544
Total property and equipment	1,274,976	1,301,787
Other Assets:
Long-term investments	2,655	5,497
Trademarks and trade names	21,567	21,567
Debt issuance costs	13,108	14,201
Prepaid aircraft rent	86,265	87,003
Derivative financial instruments	14,274	—
Other assets	71,961	70,048
Total assets	$2,109,504	$2,085,262

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)	(As Adjusted, See Note 1)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$69,620	$81,557
Accrued and other liabilities	152,651	147,889
Air traffic liability	276,024	252,055
Derivative financial instruments	21,505	69,646
Current maturities of capital lease obligations	985	835
Borrowing under revolving line of credit	90,000	90,000
Current maturities of long-term debt	62,452	69,865
Total current liabilities	673,237	711,847
Long-term capital lease obligations	15,418	16,031
Long-term debt	880,036	927,325
Other liabilities	117,054	120,342
Deferred income taxes	7,992	7,992
Derivative financial instruments	9,997	20,616
Commitments and Contingencies
Stockholders' Equity:
Preferred stock	—	—
Common stock	120	120
Additional paid-in-capital	527,599	524,800
Accumulated deficit	(110,906)	(218,051)
Accumulated other comprehensive loss	(11,043)	(25,760)
Total stockholders' equity	405,770	281,109
Total Liabilities and Stockholders' Equity	$2,109,504	$2,085,262

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
		(As Adjusted, See Note 1)
Operating activities:
Net income (loss)	$107,145	$(50,187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,621	33,462
Amortization of deferred gains from sales/leaseback of aircraft	(2,573)	(2,286)
Provisions for uncollectible accounts	384	529
Deferred income taxes	712	(23,723)
Impairment of goodwill	—	8,350
(Gain) loss on asset dispositions	3,131	(6,543)
Gain on debt extinguishment	(4,296)	—
Other	2,970	2,139
Changes in certain operating assets and liabilities:
Restricted cash	13,448	(36,971)
Derivative financial instruments	(93,728)	(34,283)
Accounts receivable	(8,140)	(26,412)
Spare parts, materials and supplies	(789)	(2,131)
Prepaid and stored fuel	(8,327)	(2,844)
Deposits held by counterparties to derivative financial instruments	48,820	—
Prepaid aircraft rent	(795)	(5,275)
Other assets	(5,864)	(9,913)
Accounts payable, accrued and other liabilities	(3,701)	31,610
Air traffic liability	23,969	157,761
Net cash provided by operating activities	109,987	33,283
Investing activities:
Sale of available-for-sale-securities	12,472	77,465
Purchases of property and equipment	(11,215)	(119,630)
Return (payment) of aircraft purchase deposits, net	4,384	44,193
Proceeds from sales of aircraft	—	86,069
Other	2,155	—
Net cash provided by investing activities	7,796	88,097
Financing activities:
Issuance of long-term debt	—	101,750
Payments on long-term debt and capital lease obligations	(57,415)	(100,632)
Borrowings under revolving line of credit	645,000	—
Repayment of borrowings under revolving line of credit	(645,000)	—
Net proceeds from issuance of common stock	—	74,671
Proceeds from issuance of stock for exercise of options and under employee stock purchase plan	1,091	964
Other	(205)	—
Net cash provided by (used for) financing activities	(56,529)	76,753
Net change in cash and cash equivalents	61,254	198,133
Cash and cash equivalents at beginning of period	315,078	206,873
Cash and cash equivalents at end of period	$376,332	$405,006
Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities:
Purchase of equipment in exchange for debt	$—	$178,550

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2009 (As Adjusted, See Note 1)	119,550	$120	$524,800	$(218,051)	$(25,760)	$281,109
Net income	—	—	—	107,145	—	107,145
Unrealized gain on derivative instruments, net of income taxes of $0 million	—	—	—	—	14,679	14,679
Other	—	—	—	—	38	38
Total comprehensive income						121,862
Issuance of common stock for exercise of options	91	—	515	—	—	515
Stock-based compensation	500	—	2,910	—	—	2,910
Issuance of common stock under employee stock purchase plan	117	—	576	—	—	576
Repurchase of 7% convertible notes, net of income taxes of $0.7 million	—	—	(1,202)	—	—	(1,202)
Balance at June 30, 2009	120,258	$120	$527,599	$(110,906)	$(11,043)	$405,770

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively, we, our, or us). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 included in our report on Form 8-K filed with the SEC on April 24, 2009.

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

Business and Liquidity

Through our wholly owned subsidiary, AirTran Airways, Inc., we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), to 62 locations throughout the United States, including San Juan, Puerto Rico, and to Cancun, Mexico. A majority of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland, Milwaukee, Wisconsin and Orlando, Florida. During the first six months of 2009, we initiated new service to Allentown/Bethlehem, Pennsylvania, Asheville, North Carolina, Atlantic City, New Jersey, Branson, Missouri, Charleston, West Virginia, Knoxville, Tennessee, and Cancun, Mexico. We may add additional markets later in the year. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

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

During the three and six months ended June 30, 2009, we reported operating income of $66.2 million and $113.9 million, net income of $78.4 million and $107.1 million, and diluted earnings per common share of $0.56 and $0.78, respectively. Due to the pronounced reduction in jet fuel price levels during the first six months of 2009 compared to the first six months of 2008 and the actions that we have undertaken, our operating results for the three and six months ended June 30, 2009 were substantially improved compared to the analogous periods of 2008. During the three and six months ended June 30, 2008, we reported an operating loss of $46.4 million and $81.8 million, a net loss of $14.8 million and $50.2 million, and diluted loss per common share of $0.14 and $0.50, respectively.

Our cash flows for the remainder of 2009 and beyond will be impacted by a variety of factors including our operating results, which are heavily impacted by the price of jet fuel, scheduled debt maturities, and capital expenditure requirements. Our cash flows may also be adversely impacted in the event that one or more of our credit card processors withholds increased levels of cash that would otherwise be remitted to us. Each of the agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us. As of June 30, 2009, we were in compliance with all of our processing agreements and our two largest processors were each entitled to withhold a portion of our advance ticket sales that would otherwise be remitted to us; however, our largest credit card processor was holding back no remittances from us because of a $125 million letter of credit issued for its benefit. In the event that, among other things, our aggregate unrestricted cash and investments fall below agreed upon levels, or certain other specified events were to occur, our largest processor would be entitled to withhold additional cash remittances from us. To the extent that we achieve specified aggregate unrestricted cash and investment levels, the agreement with our largest processor also provides for a reduction or elimination of the percent of its exposure that such processor is entitled to holdback. An increase of the cash which our largest credit card processor is entitled to holdback would only impact cash to the extent the holdback requirement exceeds the amount of the letter of credit issued for the benefit of the processor. Due to our improved financial performance in 2009, we earned reductions in the amounts eligible to be heldback by our two largest processors. While we may be subject to additional holdbacks in accordance with the terms of our credit card processing agreements, based on our current forecast, we do not expect that our two largest credit card processors would be entitled to holdback cash amounts during the remainder of 2009.

We believe that our existing liquidity and forecasted 2009 cash flows will be sufficient to fund our operations and other financial obligations for the remainder of 2009. While we believe our 2009 forecast is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on the severity and duration thereof, have an unfavorable impact on our ability to generate sufficient cash from operations to maintain adequate liquidity through December 31, 2009. Such adverse events could include: significant increases in fuel prices for an extended period of time; significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions; or an increase in the percentage of advance ticket sales heldback by our credit card processors. If one or more of such events were to occur, we would likely undertake a variety of actions to mitigate the impact of such events including seeking to obtain additional secured or unsecured debt financing, equity financing, or both. However, our current credit rating, the fact that we have limited assets to serve as collateral for additional borrowings, and the disruption in the U.S. and global capital markets could make it difficult for us to obtain financing. Accordingly, to the extent unanticipated adverse events were to result in a need for substantial additional financing, such additional debt or equity financing might not be available to us on terms acceptable to us or at all.

FASB Staff Position APB 14-1

In May 2008, the Financial Accounting Standards Board (FASB) issued Staff Position APB 14-1 (FSP 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. We adopted FSP 14-1 as of January 1, 2009. FSP 14-1 requires retroactive application to all periods presented. The adoption impacts the accounting for our 7.0% convertible notes due 2023 and will result in the recognition of additional financial accounting interest expense of approximately $7.1 million for 2009 and $3.6 million for 2010, based on the assumption that the 7.0% convertible notes will be settled in 2010, after giving effect to the 7% convertible notes repurchased by the Company as of June 30, 2009. Comparative financial statements of prior years have been adjusted to apply FSP 14-1 retroactively. On April 24, 2009, we filed a report on Form 8-K with the SEC which included our consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 which had been adjusted to apply FSP 14-1 retroactively. As a result of the adoption of FSP 14-1, we reduced net income for the three and six months ending June 30, 2009 by $3.0 million and $5.1 million, respectively, and reduced diluted earnings per share by $0.01 per share for the six months ending June 30, 2009.  For the three months ending June 30, 2009, diluted earnings per share did not change as a result of the adoption of FSP 14-1. The adoption of FSP 14-1 has no impact on our debt service payments.

The following selected financial statement line items for the three and six months ended June 30, 2008, and as of December 31, 2008, were significantly affected by the change in accounting principle (in thousands, except per share data):

	Three months ended June 30, 2008		Effect of Change
	As Adjusted	As Previously Reported
Statement of Operations:
Interest expense	$20,291	$18,478	$1,813
Capitalized interest	(2,201)	(1,528)	(673)
Loss before income taxes	(18,289)	(16,232)	(2,057)
Income tax benefit	(3,459)	(2,694)	(765)
Net loss	(14,830)	(13,538)	(1,292)

Loss per Common Share:
Basic	$(0.14)	$(0.12)	$(0.02)
Diluted	$(0.14)	$(0.12)	$(0.02)

	Six months ended June 30, 2008		Effect of Change
	As Adjusted	As Previously Reported
Statement of Operations:
Interest expense	$40,743	$37,182	$3,561
Capitalized interest	(5,826)	(4,112)	(1,714)
Loss before income taxes	(73,910)	(70,987)	(2,923)
Income tax benefit	(23,723)	(22,636)	(1,087)
Net loss	(50,187)	(48,351)	(1,836)

Loss per Common Share:
Basic	$(0.50)	$(0.48)	$(0.02)
Diluted	$(0.50)	$(0.48)	$(0.02)

	December 31, 2008		Effect of Change
	As Adjusted	As Previously Reported
Balance Sheet:
Flight equipment	$1,310,874	$1,291,155	$19,719
Long-term debt	927,325	940,569	(13,244)
Additional paid-in capital	524,800	497,390	27,410
Accumulated deficit	(218,051)	(225,745)	7,694

New Accounting Pronouncements

In May 2009, the FASB issued Statement No. 165 (SFAS 165), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements. We adopted SFAS 165 as of June 30, 2009. We have reviewed subsequent events through August 7, 2009 (the date of the issuance of the accompanying condensed consolidated financial statements).

In June 2009, the FASB issued Statement No. 166 (SFAS 166), Accounting for Transfers of Financial Assets. SFAS 166 amends Statement No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, primarily to eliminate the concept of a qualifying special-purpose entity, limit the circumstances under which a financial asset (or portion thereof) should be derecognized when the entire financial asset has not been transferred to a non-consolidated entity, and require additional information to be disclosed concerning a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. We do not expect the adoption of SFAS 166 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued Statement No. 167 (SFAS 167), Accounting for Variable Interest Entities. SFAS 167 amends FASB Interpretation No. 46(R) (FIN No. 46(R)), Consolidation of Variable Interest Entities, to require a comprehensive qualitative analysis to be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, it requires the same such analysis be applied to entities previously designated as qualified special-purpose entities under SFAS 140. SFAS 167 is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. We do not expect the adoption of SFAS 167 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued Statement No. 168 (SFAS 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces Statement No. 162 (SFAS 162), The Hierarchy of Generally Accepted Accounting Principles, as the new source for authoritative U.S. Generally Accepted Accounting Principles (GAAP). SFAS 168 is effective for financial statements issued for reporting periods that end after September 15, 2009, and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.

In July 2009, the FASB issued EITF Issue No. 09-1 (EITF 09-1), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance. EITF 09-1 applies to equity-classified share lending arrangements on an entity’s own share when executed in contemplation of a convertible debt offering or other financing. The EITF requires share-lending arrangements to be measured at fair value and recognized as an issuance cost with an offset to equity. The EITF also requires the issuer to recognize a loss on arrangements where default is probable. Loaned shares under the arrangements are excluded from the computation of basic and diluted earnings per share, unless actual default by the share borrower has occurred. EITF 09-1 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years. Early adoption is not permitted. Retrospective application for all arrangements outstanding as of the beginning of the fiscal year in which the EITF is initially applied is required. We do not expect the adoption of EITF 09-1 to have a material impact on our consolidated financial position, results of operations, or cash flows.

Note 2 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

In 2008, to respond to the challenges of a volatile fuel cost environment, a recessionary macroeconomic environment, and very adverse capital market conditions, we recast our business plan to defer previously planned growth. We reduced capacity principally by deferring scheduled aircraft deliveries, reducing utilization, and by selling B737 aircraft. In 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. Also, during 2008, we sold eight B737 aircraft. Two B737 aircraft were sold in the second quarter of 2008, three were sold in the third quarter of 2008, and three were sold in the fourth quarter of 2008. Of the eight B737 aircraft we sold in 2008, two were new aircraft that we took delivery of and subsequently sold and six were existing aircraft in our fleet. As of January 1, 2009, we had four aircraft scheduled for delivery during 2009. During the six months ended June 30, 2009, we permitted The Boeing Company (“Boeing”) to sell two of the B737 aircraft that were scheduled for delivery to us to an unrelated foreign airline, pursuant to which we were released from our obligation to purchase the aircraft. The amendment of our B737 purchase agreement with respect to these two aircraft occurred in the second quarter of 2009. Upon the release of our obligation to purchase these two aircraft, we recorded a loss on disposition of assets of $2.4 million attributable primarily to the write-off of capitalized interest. In addition, we have an agreement to sell the remaining two B737 aircraft scheduled for delivery during 2009. Any gain or loss on disposition of aircraft is classified as a component of operating expense. As a consequence of these actions, we expect our 2009 capacity, as measured by available seat miles, to be two to four percent less than our 2008 capacity. We may decide to sell or re-market additional aircraft.

The table below summarizes, as of June 30, 2009, all aircraft currently scheduled for delivery:

Scheduled Firm Aircraft Deliveries B737
Remainder of 2009	2
2010	-
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10
Total	53

Our aircraft purchase commitments for the remainder of 2009 (including the two aircraft we have agreed to sell to a foreign airline in the third quarter of 2009) and for the next five years and thereafter, in aggregate, are (in millions): 2009—$65; 2010—$50; 2011—$270; 2012—$335; 2013—$260; 2014—$505; and thereafter—$715. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment amounts do not reflect the effects of prearranged aircraft financings or planned disposition of aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. No additional pre-delivery deposits are due for the 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for deliveries scheduled for 2011 and beyond. Given the current status of the financial markets, we cannot provide assurance that satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments, including $11.2 million due in the second half of 2009 for future scheduled deliveries.

We have two B737 aircraft scheduled for delivery during the remainder of 2009, both of which we have agreed to sell in the third quarter of 2009 to a foreign airline to whom we previously sold B737 aircraft in 2008. We have received deposits from the foreign airline. However, these pending transactions are subject to customary closing conditions, some of which are outside of our control, and therefore we cannot give any assurances that the closing of these transactions will occur. Should we purchase these aircraft and not simultaneously re-sell them to a foreign airline, we have arranged backstop secured debt financing to fund a portion of the purchase price of each of these two 2009 scheduled B737 aircraft deliveries.

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

Each agreement with our two largest credit card processors (based on volumes processed for us) provides that a processor may holdback amounts that would otherwise be remitted to us in the event that a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our agreement with our largest credit card processor also provides that the processor may holdback amounts that would otherwise be remitted to us in the event that our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels. We have the contractual right to reduce the amounts which are otherwise withheld by our two largest credit card processors to the extent that we provide the applicable processor with a letter or letters of credit. As of June 30, 2009, a $125 million letter of credit had been issued for the benefit of our largest credit card processor under our Letter of Credit Facility and the processor was holding back no cash remittances from us.

As of June 30, 2009, we had advanced ticket sales of approximately $279 million related to all credit card sales. As of June 30, 2009, we were in compliance with our credit card processing agreements and based on our level of profitability and unrestricted cash and investments, as defined, our two largest processors were each entitled to holdback a portion of its exposure to credit card chargebacks. Our maximum potential additional cash exposure to holdbacks by our largest two credit card processors, based upon advanced ticket sales as of June 30, 2009, was $112.2 million (after considering the $125 million letter of credit issued in favor of our largest credit card processor). Because of our improved 2009 financial performance, we earned reductions in the amounts eligible to be heldback by our two largest processors. A decrease in our unrestricted cash and investments could result in additional amounts being withheld by our largest credit card processors. To the extent that we achieve specified aggregate unrestricted cash and investment levels, our agreement with our largest credit card processor also provides for a reduction or elimination of the percent of its exposure that such processor is currently entitled to holdback.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not determinable or estimable. Historically, we have not incurred significant costs related to such indemnifications. These indemnities consist of the following:

·
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

·
Our aircraft lease transaction documents contain customary indemnities concerning withholding taxes under which we are responsible, in some circumstances, if withholding taxes are imposed, to pay, in the form of additional rent, as such amounts are necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

·
In our aircraft financing agreements, we typically indemnify the financing parties, the trustees, if any, acting on their behalf, and other related parties against certain liabilities that arise from the manufacture, design, ownership, financing, use, operation, and maintenance of the aircraft, including tort liabilities, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties except for liabilities due to their own gross negligence or willful misconduct. We believe that we are covered by insurance (subject to deductibles) for most tort liabilities and related indemnities, as described above with respect to the aircraft we operate. Additionally, if there is a change in the law which results in the imposition of any reserve, capital adequacy, special deposit, or similar requirement which will increase the cost to the lender, we are obligated to pay the lender the additional amount necessary to compensate the lender for the actual cost increase.

·
We have various leases with respect to real property and various agreements among airlines relating to fuel consortia or fuel farms at airports in which we have agreed to standard language indemnifying the lessor against environmental liabilities associated with the real property covered under the agreement, even if we are not the party responsible for the environmental damage. In the case of fuel consortia at airports, these indemnities are generally joint and several among the airlines. We cannot quantify the maximum potential exposure under these indemnities and we do not currently have liability insurance that protects us against environmental damages.

·
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

Litigation

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The complaint seeks treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. The complaint also seeks injunctive relief and attorneys fees. Subsequent to the filing of that initial complaint, various other nearly identical complaints also seeking certification as class actions have been filed in federal district courts in Atlanta, Orlando, Florida, and Las Vegas, Nevada. The Florida cases have been transferred to federal district court in Atlanta, and AirTran, as well as Delta, is seeking to have the Nevada case transferred to federal court in Atlanta and all of the cases consolidated. AirTran denies all allegations of wrongdoing and intends to defend vigorously any and all such allegations.

In addition to the above litigation, AirTran is a party to other claims, and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. While the outcome of such claims and litigation is subject to uncertainty, based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims, and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company. The Company expenses legal costs as they are incurred.

Restricted Cash and Letters of Credit

Restricted cash consists of amounts escrowed related to aircraft leases, letters of credit, credit card holdbacks for advanced ticket sales, cash escrowed for future interest payments and collateral to support derivative financial arrangements. As of June 30, 2009, $17.3 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

We also have a Letter of Credit Facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The Letter of Credit Facility is supported by a variety of assets. As of June 30, 2009, no amount was drawn against the $125 million letter of credit.

Note 3 – Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term and long-term investments, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents and short-term investments in what we believe are high credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available for sale securities. As of June 30, 2009, we had short-term and long-term investments, of $10.4 million and $2.7 million, respectively, consisting of $10.9 million in an enhanced cash investment fund and $2.2 million in a money market fund. The managers of the funds have limited immediate redemptions and we have classified $2.7 million of our investment in the enhanced cash investment fund as long-term as of June 30, 2009. During the six months ended June 30, 2008, we recorded a charge of $0.9 million to interest income for realized and unrealized losses on one of these funds.

We enter into various derivative financial instruments with financial institutions to seek to reduce the variability of the ultimate cash flows associated with fluctuations in jet fuel prices. We enter into both fuel related swap and option derivative financial arrangements. We do not hold or issue derivative financial instruments for trading purposes. As of June 30, 2009, we have entered into fuel related swap and option agreements, which pertain to 95.5 million gallons or 52.7 percent of our projected July through December 2009 fuel requirements, and 60.1 million gallons or 16.8 percent of our projected 2010 fuel requirements. As of August 3, 2009, we have entered into fuel related swap and option agreements, which pertain to 95.5 million gallons or 52 percent of our projected July through December 2009 fuel requirements, and 67.7 million gallons or 18.8 percent of our projected 2010 fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery margin swap agreements pertaining to certain periods pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs. As of August 3, 2009, we had entered into refinery margin swap agreements pertaining to approximately 40 percent of our projected July through December 2009 fuel requirements.

Realized and unrealized gains and losses on derivatives that are not designated as hedges for financial accounting purposes or that do not qualify for hedge accounting are recognized currently in other (income) expense. Historically, a majority of our fuel related derivative financial instruments did not qualify to be accounted for as hedges. Consequently, a majority of the gains and losses on our fuel related derivative financial instruments have been classified as other (income) expense based on changes in estimated fair value. The gains and losses on other fuel related derivative financial instruments, designated as hedges for financial accounting purposes, have been classified as a component of fuel expense when realized. In order to simplify the financial reporting for fuel related derivatives, effective January 1, 2009, we no longer designate new fuel related derivative financial instruments as accounting hedges.

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

We have interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire between 2018 and 2020, we pay fixed rates between 2.95 percent and 5.085 percent and receive either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. During the six months ended June 30, 2009, we entered into eleven interest rate swap arrangements pertaining to $293.3 million notional amount of outstanding debt. The notional amount of outstanding debt related to the interest rate swaps as of June 30, 2009 was $461.7 million. The primary objective for our use of interest rate swaps is to reduce the impact of the volatility of interest rates on our operating results. These interest rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in other (income) expense, and the effective portion of the change in fair value is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Current	$-	$-	$(12,828)	$(5,644)
Interest rate contracts	Noncurrent	9,110	-	(9,253)	(15,694)
Jet-fuel swaps and options	Current	743	2,722	(1,432)	(6,710)
Total		9,853	2,722	(23,513)	(28,048)

Derivatives not designated as hedging instruments under SFAS 133
Jet-fuel options	Current	-	77	-	(548)
Crude swaps and options	Current	37,161	621	(3,799)	(56,744)
Crude swaps and options	Noncurrent	5,164	-	(745)	(4,922)
Other	Current	888	-	(3,445)	-
Total		43,213	698	(7,989)	(62,214)
Total derivatives		$53,066	$3,420	$(31,502)	$(90,262)

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

The following tables summarize the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (OCI) (in thousands):

	For the Three Months Ended June 30,
	Amount of (gain) loss on derivatives recognized in OCI (effective portion)			Location of (gain) loss reclassified from accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from OCI into income (effective portion)		Location of (gain) loss recognized in income on derivatives (ineffective portion)	Amount of (gain) loss recognized in income on derivatives (ineffective portion)
	2009		2008		2009	2008		2009	2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$(13,839	) $	1,849	Interest expense	$163	$90	Net (gains) losses on derivative financial instruments	$—	$(78)
Jet-fuel swaps and options	(373)		(35,345)	Aircraft fuel	2,032	(7,436)	Net (gains) losses on derivative financial instruments	57	(477)
	$(14,212	) $	(33,496)		$2,195	$(7,346)		57	(555)
Derivatives not designated as hedging instruments under SFAS 133
Jet-fuel options							Net (gains) losses on derivative financial instruments	(70)	21,471
Crude swaps and options							Net (gains) losses on derivative financial instruments	(26,958)	(64,476)
Other							Net (gains) losses on derivative financial instruments	(364)	—
								(27,392)	(43,005)
								$(27,335)	$(43,560)

	For the Six Months Ended June 30,
	Amount of (gain) loss on derivatives recognized in OCI (effective portion)		Location of (gain) loss reclassified from accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from OCI into income (effective portion)		Location of (gain) loss recognized in income on derivatives (ineffective portion)	Amount of (gain) loss recognized in income on derivatives (ineffective portion)
	2009	2008		2009	2008		2009	2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	$(9,401)	$1,849	Interest expense	$381	$—	Net (gains) losses on derivative financial instruments	$—	$(46)
Jet-fuel swaps and options	627	(35,345)	Aircraft fuel	5,524	(9,218)	Net (gains) losses on derivative financial instruments	12	1,004
	$(8,774)	$(33,496)		$5,905	$(9,218)		12	958
Derivatives not designated as hedging instruments under SFAS 133
Jet-fuel options						Net (gains) losses on derivative financial instruments	(471)	26,567
Crude swaps and options						Net (gains) losses on derivative financial instruments	(30,322)	(65,895)
Other						Net (gains) losses on derivative financial instruments	2,556	—
							(28,237)	(39,328)
							$(28,225)	$(38,370)

Based on fair values as of June 30, 2009, we expect to reclassify $2.8 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months due to the actual jet fuel purchases and the payment of variable interest associated with floating rate debt. However, the amounts actually realized will be dependent on the fair values as of the date of settlements.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds contractually specified amounts. As of June 30, 2009, we had provided the counterparties with collateral aggregating $18.2 million. The collateral is classified as restricted cash if the funds are held in our name and is classified as a deposit held by counterparty to derivative financial instrument if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability.

Note 4 –Debt

The components of debt were (in thousands):

	June 30, 2009	December 31, 2008
B737 Aircraft Purchase Financing Facilities:
Floating rate aircraft notes payable through 2020, 2.44 percent weighted-average interest rate as of June 30, 2009	$636,956	$655,931
Fixed rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of June 30, 2009	57,010	61,014
Fixed rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of June 30, 2009	80,003	80,854
Floating rate B737 aircraft pre-delivery deposit financings payable through 2009, 2.05 percent weighted-average interest rate as of June 30, 2009	9,061	18,135
7.0% convertible notes due 2023	95,835	125,000
5.5% convertible senior notes due 2015	69,500	69,500
Other	1,240	—
Total long-term debt	949,605	1,010,434
Less unamortized debt discount	(7,117)	(13,244)
	942,488	997,190
Less current maturities of long-term debt	(62,452)	(69,865)
Long-term debt less current maturities	$880,036	$927,325

Borrowing under Revolving Line of Credit Facility	$90,000	$90,000

As of August 3, 2009, all amounts outstanding under the Revolving Line of Credit have been repaid.

During the six months ended June 30, 2009, we reduced the outstanding principal amount of our 7% convertible notes by repurchasing $29.2 million of such notes in market transactions.

Maturities of debt for the remainder of 2009 and for the next four years, and thereafter, in aggregate, are (in millions): 2009-$127; 2010-$153; 2011-$62; 2012-$58; 2013-$68; thereafter-$572. Maturities for the remainder of 2009 include $90 million outstanding under the Revolving Line of Credit Facility. The holders of our 7% convertible notes due in 2023 may require us to repurchase such notes in 2010, 2013 or 2018. The maturities of debt amounts include the cash impact of the holders of such notes potentially exercising their options to require us to repurchase such notes prior to 2023; therefore, the $95.8 million principal amount of the 7% convertible notes is included in the 2010 maturity amount. We have the option to pay the repurchase price in shares of our common stock, in cash, or in any combination of the two. If the holders of the 7% convertible notes require us to repurchase the notes, it is our policy to pay the repurchase price in cash.

As of June 30, 2009, the following assets served as collateral for outstanding debt:

·	Assets (primarily flight equipment) with a net book value of $1.0 billion served as collateral for the B737 and B717 notes.
·	Aircraft pre-delivery deposits served as collateral for pre-delivery deposit financing and for the Letter of Credit and Revolving Line of Credit Facility.

Additionally, our obligations under the Letter of Credit and Revolving Line of Credit Facility are secured by the pledge of, directly or indirectly, our accounts receivable; ground equipment; aircraft parts; certain inventory; our residual interest in owned B717 aircraft; certain real property assets; and certain other assets, including various contract rights which include but are not limited to rights under certain purchase and sales agreements for aircraft and under certain derivative financial instruments.

7% Convertible Notes

In May 2003, we completed a private placement of $125 million in convertible notes due in 2023, which we refer to as our 7% convertible notes. The proceeds were used to improve our overall liquidity by providing working capital and for general corporate purposes. Such notes bear interest at 7 percent, payable semi-annually on January 1 and July 1. The 7% convertible notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. Such notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways).

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

We separately account for the debt and equity components of the 7% convertible notes in a manner that reflects our estimated nonconvertible debt-borrowing rate of 15%. The principal amount, unamortized discount, net carrying amount of the debt and equity components as presented below are (in thousands):

	June 30, 2009	December 31, 2008
Principal Amount	$95,835	$125,000
Unamortized Discount	(6,982)	(13,244)
Net Carrying Amount	$88,853	$111,756
Additional paid-in capital, net of tax	$26,208	$27,411

We recorded contractual interest expense of $1.7 million and $3.9 million for the three and six months ended June 30, 2009, respectively, and $2.2 million and $4.4 million for the three and six months ended June 30, 2008, respectively. We also recorded interest expense related to debt discount amortization of $1.7 million and $3.7 million for the three and six months ended June 30, 2009, respectively, and $1.9 million and $3.6 million for the three and six months ended June 30, 2008, respectively.

At June 30, 2009, the unamortized discount has a remaining recognition period of 12 months assuming redemption at the first repurchase date on July 1, 2010. At June 30, 2009, the if-converted value of the 7% convertible notes did not exceed the principal amount.

In 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the six months ended June 30, 2009, we repurchased $29.2 million of our 7% convertible notes resulting in a gain of $4.3 million. Repurchases pursuant to the Board's authorization may be effected, suspended or terminated at any time, or from time-to-time at the discretion of management or the Board without prior notice and it is uncertain whether or not we will repurchase additional 7% convertible notes.

Letter of Credit and Revolving Line of Credit Facility

In 2008, we, with Airways as the borrower and Holdings as the guarantor, entered into an agreement, as amended, to provide for a combined letter of credit and revolving line of credit facility (the Letter of Credit and Revolving Line of Credit Facility). Under the Letter of Credit and Revolving Line of Credit Facility we are permitted to borrow, upon two days notice, until April 30, 2010 (the Expiration Date), up to $90 million for general corporate purposes (the Revolving Line of Credit Facility). Also, we are entitled to the issuance by a financial institution, until 30 days prior to the Expiration Date, of letters of credit for the benefit of one or more of our credit card processors (the Letter of Credit Facility). The aggregate amount of outstanding letters of credit plus the outstanding amount borrowed under the Revolving Line of Credit Facility is not permitted to exceed $215 million. Amounts borrowed under the Revolving Line of Credit Facility bear interest at a rate of 12 percent per annum and must be repaid to the extent that our aggregate unrestricted cash and investment amount exceeds $305 million at any time. We may borrow up to twice a month and are permitted to repay amounts borrowed at any time without penalty. As of June 30, 2009, a letter of credit for $125 million had been issued for the benefit of our largest credit card processor.

Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising from tickets sold during the period of exposure to be covered by the letter of credit, which period of exposure, in the case of the sole letter of credit outstanding at August 7, 2009, currently ends September 30, 2009, but such period of exposure is subject to periodic extensions, at the discretion of the lender, to a period ending not later than December 31, 2009. Periods of exposure are subject to earlier termination upon the occurrence of a material adverse change in our financial condition or other like event. We expect that the period of exposure covered by the outstanding letter of credit will be periodically extended at least through December 31, 2009, in the absence of a material adverse change in our financial condition or other like event. The periods of exposure to be covered by, and expiration dates of, subsequently issued letters of credit will be determined by mutual agreement between the lender and us.

Note 5 - Fair Value Measurements

We adopted the required provisions of FASB Statement No. 157 (SFAS 157), Fair Value Measurements, as of January 1, 2008, and adopted certain deferred provisions on January 1, 2009. SFAS 157 is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

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

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques noted in SFAS 157. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset; (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets and (liabilities) measured at fair value on a recurring basis during the period were as follows (in thousands):

	Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$376,332	$—	$376,332	$—	Market
Short-term investments	10,381	—	10,381	—	Market
Long-term investments	2,655	—	2,655	—	Market
Interest rate derivatives, net	(12,971)	—	(12,971)	—	Market
Fuel derivatives, net	34,535	—	—	34,535	Market

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2009 through June 30, 2009 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel related derivative asset (liability):
Balance at January 1, 2009	$(65,504)
Total realized and unrealized gains or (losses):
Included in earnings	22,700
Included in other comprehensive income	4,899
Purchases, issuances, and settlements	72,440
Balance at June 30, 2009	$34,535
The amount of total gains or (losses) for the six months ended June 30, 2009, included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2009	$28,863

Note 6 – Income Tax Expense (Benefit)

Our effective rate was 0.9 percent and 0.7 percent for the three and six months ended June 30, 2009 compared to 18.9 percent and 32.1 percent for the three and six months ended June 30, 2008. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent state composite statutory rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses measured over the past three years. Therefore, we are required to provide a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. We reported income before income taxes during both the three and six-month periods ended June 30, 2009; however, we did not recognize material tax expense in either period due to reductions in the valuation allowance which largely offset income tax expense for the periods. During the three months ended June 30, 2009, we recognized $0.7 million of income tax expense related to our repurchase of our 7% convertible notes.

The total amount of unrecognized tax benefits and related interest and penalties was not material as of December 31, 2008. During 2009, we determined that it was more likely than not that certain tax positions taken in the preparation of prior year income tax returns would not be sustained on the basis of technical merit. Consequently, we reduced deferred tax assets by $6.0 million and also reduced the valuation allowance for deferred tax assets by the same amount with no net impact on income tax expense (benefit).

As of June 30, 2009, we had recorded a $37.3 million valuation allowance applicable to our net deferred tax assets and our deferred tax assets net of the valuation allowance equaled our gross deferred tax liabilities. Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

Note 7 – Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
NUMERATOR:
Net income (loss) available to common stockholders	$78,438	$(14,830)	$107,145	$(50,187)
Plus income effect of assumed conversion-interest on convertible notes	4,404	—	9,575	—
Income after assumed conversion, diluted	$82,842	$(14,830)	$116,720	$(50,187)
DENOMINATOR:
Weighted-average shares outstanding, basic	120,155	109,097	119,993	100,605
Effect of 7.0% convertible notes	8,981	—	10,110	—
Effect of 5.5% convertible notes	18,099	—	18,099	—
Effect of dilutive stock options	171	—	88	—
Effect of dilutive restricted stock awards	418	—	286	—
Effect of warrants to purchase common stock	1,289	—	644	—
Weighted-average shares outstanding, diluted	149,113	109,097	149,220	100,605
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.65	$(0.14)	$0.89	$(0.50)
Diluted	$0.56	$(0.14)	$0.78	$(0.50)

Excluded from the diluted earnings per share calculations for 2008 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2008: 11.2 million shares related to our 7.0% convertible notes that are issuable upon conversion; 19.5 million shares related to our 5.5% convertible notes that are issuable upon conversion; 3.0 million shares related to our outstanding stock options; and 1.5 million shares related to our unvested restricted stock awards.

Note 8 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of “Accumulated other comprehensive income (loss)” are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2009	$(25,569)	$(191)	$(25,760)
Changes in fair value, net of income taxes	8,774	—–	8,774
Reclassification to earnings, net of income taxes	5,905	38	5,943
Balance June 30, 2009	$(10,890)	$(153)	$(11,043)

Balance at January 1, 2008	$1,117	$233	$1,350
Changes in fair value, net of income taxes	25,553	—–	25,553
Reclassification to earnings, net of income taxes	(5,735)	56	(5,679)
Balance June 30, 2008	$20,935	$289	$21,224

Total comprehensive income (loss) was $94.9 million and $121.9 million for the three and six months ended June 30, 2009, respectively, and $4.0 million and $(30.3) million for the three and six months ended June 30, 2008, respectively.

Note 9 – Stock Option Awards and Restricted Stock Awards

Restricted stock awards, market-based (performance stock) awards, and stock options have been granted to certain of our officers, directors and key employees. Restricted stock awards are grants of shares of our common stock, which typically vest over time (generally three years). Our market-based awards are grants of our common stock that vest, if at all, at the end of the specified performance period (currently three years) in amounts that are largely dependent on the achievement of specified goals which are expressed in terms of threshold, target, and maximum award achievement levels. During the first six months of 2009 and 2008, we granted restricted stock awards for approximately 664,000 and 789,000 shares, respectively, and approximately 528,000 and 323,000 shares of restricted stock vested, respectively. During the first six months of 2009, we granted market-based awards for up to 360,360 shares of our common stock. The estimated fair value of the market-based share awards at the date of grant is being recognized ratably as compensation expense over the three-year service period. No market-based awards were granted in the first six months of 2008. No stock options were granted in either period.

Compensation expense for our restricted stock grants and market-based awards was $1.5 million and $3.0 million during the three and six months ended June 30, 2009, respectively, and $1.5 million and $2.9 million during the three and six months ended June 30, 2008, respectively. As of June 30, 2009, we have $9.9 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.8 million restricted shares which were outstanding at such date, but which had not yet vested and for market-based awards. Unvested restricted shares are not included in reported common shares outstanding amounts. As shares vest, restricted shares are transferred to common shares.

As of June 30, 2009, options to purchase 2.0 million shares of common stock, at exercise prices between $3.90 and $13.80 per share were outstanding.  All outstanding options to purchase common shares were exercisable as of June 30, 2009.

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

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States. A majority of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland, Milwaukee, Wisconsin, and Orlando, Florida. As of August 3, 2009, we operated 86 Boeing 717-200 aircraft (B717) and 50 Boeing 737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 62 locations in the United States, including San Juan, Puerto Rico, and to Cancun, Mexico. During the first six months of 2009, we initiated new service to Allentown/Bethlehem, Pennsylvania, Asheville, North Carolina, Atlantic City, New Jersey, Branson, Missouri, Charleston, West Virginia, Knoxville, Tennessee, and Cancun, Mexico. We may add additional markets later in the year. We offer very competitive fares by concentrating on keeping our unit costs low. The enthusiasm and skill of our employees has also been a key to our success.

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

We reported operating losses in each of the first three quarters of 2008. However, we reported record operating income for the fourth quarter of 2008 as fuel prices declined substantially compared to the first nine months of 2008 and as we began to benefit from our capacity reductions. Our fourth quarter 2008 operating income was reduced to a net loss primarily due to losses on our derivative financial instruments.

During the three and six months ended June 30, 2009, we reported operating income of $66.2 million and $113.9 million, net income of $78.4 million and $107.1 million, and diluted earnings per common share of $0.56 and $0.78, respectively. Due to the pronounced reduction in jet fuel price levels during the first six months of 2009 compared to the first six months of 2008 and the actions that we have undertaken, our operating results for the three and six months ended June 30, 2009 were substantially improved compared to the analogous periods of 2008. During the three and six months ended June 30, 2008, we reported an operating loss of $46.4 million and $81.8 million, a net loss of $14.8 million and $50.2 million, and diluted loss per common share of $0.14 and $0.50, respectively.

Our second quarter 2009 operating income improved by $112.6 million compared to the second quarter of 2008. The reduction in the average cost of jet fuel per gallon resulted in a $188.1 million decrease in our aircraft fuel expense during the second quarter of 2009 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the second quarter of 2008. The favorable impact of the reduced average fuel cost per gallon was somewhat offset by the unfavorable impacts of recessionary macroeconomic conditions and higher non-fuel unit operating costs. More specifically, our total unit revenue per available seat mile decreased by 5.9 percent to 10.11 cents and our non-fuel unit operating costs per available seat mile increased by 9.9 percent to 6.33 cents compared to the second quarter of 2008. Continuing a trend which started in September 2008, we reduced capacity as measured by available seat miles. We believe that the 7.6 percent reduction in second quarter 2009 capacity compared to second quarter 2008 capacity had the salutary effect of partially mitigating the adverse impact of recessionary conditions on our unit revenues. However, the capacity reduction was also one of the causes of the increase in our non-fuel unit operating costs.

Other Accomplishments

During the first six months of 2009, we:

·	Carried in excess of 11.5 million revenue passengers;

·
Ranked first among all low-cost carriers for the second consecutive year in the Airline Quality Rating. This is the fifth consecutive year AirTran ranked third or higher for quality among all U.S. carriers in this prestigious rating;

·
Announced that by mid-summer 2009 we would be the first major airline to offer passengers wireless, broadband Internet access on every flight. In July 2009, we completed the installation of Internet access capability on all aircraft in our fleet. AirTran passengers now have full Internet access including: Web, e-mail, instant messaging and access to corporate e-mail and network systems (virtual private networks) – through their Wi-Fi enabled laptops, smartphones and personal digital assistants (PDAs);

·
Initiated service to Allentown/Bethlehem, Pennsylvania, Asheville, North Carolina, Atlantic City, New Jersey, Branson, Missouri, Charleston, West Virginia, Knoxville, Tennessee, and Cancun, Mexico; and

·	Launched 17 other new non-stop routes.

2009 Outlook

We expect our mix of low fares, excellent customer service, an affordable Business Class product, wireless broadband Internet access, and one of the youngest all-Boeing aircraft fleets will provide product value that customers will continue to find attractive.

Our projected capacity, as measured by available seat miles (ASMs), compared to the analogous periods of 2008 are as follows:

Period	Percent Change
Third Quarter 2009	Decrease 1% to 2%
Fourth Quarter 2009	Increase 4% to 6%
2009 as a whole	Decrease 2% to 4%

Our projected unit revenue and non-fuel unit cost for the third quarter of 2009 compared to the third quarter of 2008 are as follows:
Percent Change
Total revenue per ASM (1)	Decrease 9% to 10%
Non-fuel operating cost per ASM (2)	Increase 4% to 5%

(1)	Total revenue divided by ASMs
(2)
Total operating expenses less aircraft fuel expense divided by ASMs. Non-fuel operating cost per ASM is a measure of unit operating costs which is not determined in accordance with generally accepted accounting principles. Both the cost and availability of fuel are subject to many factors which are out of our control; therefore, we believe that non-fuel operating cost per ASM provides a useful measure of an airline’s unit operating expense which facilitates an understanding of operating costs over time.

Current macroeconomic conditions have adversely affected our revenues and if current macroeconomic conditions worsen, such conditions may further adversely impact our near term revenues.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

The table below sets forth selected financial and operating data for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Percentage Increase (Decrease)
	2009		2008
Revenue passengers	6,208,390		6,533,427		(5.0)
Revenue passenger miles (RPM) (000s) (1)	4,818,428		5,128,676		(6.0)
Available seat miles (ASM) (000s) (2)	5,968,902		6,457,117		(7.6)
Passenger load factor (3)	80.7 percent		79.4 percent		1.3	pts
Departures	64,058		69,071		(7.3)
Average stage length (miles) (4)	743		742		0.1
Average fare (excluding transportation taxes) (5)	$86.49		$100.81		(14.2)
Average yield per RPM (6)	11.14	¢	12.84	¢	(13.2)
Passenger revenue per ASM (RASM) (7)	9.00	¢	10.20	¢	(11.8)
Total revenue per ASM (8)	10.11	¢	10.74	¢	(5.9)
Operating cost per ASM (CASM) (9)	9.00	¢	11.46	¢	(21.5)
Non-fuel operating cost per ASM (10)	6.33	¢	5.76	¢	9.9
Average cost of aircraft fuel per gallon (11)	$1.72		$3.75		(54.1)
Gallons of fuel burned (000’s)	92,813		98,261		(5.5)
Operating aircraft in fleet at end of period	136		143		(4.9)
Average daily utilization (hours: minutes) (12)	11:12		11:36		(3.4)
Full-time equivalent employees at end of period	8,200		8,279		(1.0)

	Six Months Ended June 30,				Percentage Increase (Decrease)
	2009		2008
Revenue passengers	11,553,073		12,251,746		(5.7)
Revenue passenger miles (RPM) (000s) (1)	8,904,609		9,476,075		(6.0)
Available seat miles (ASM) (000s) (2)	11,327,284		12,228,154		(7.4)
Passenger load factor (3)	78.6 percent		77.5 percent		1.1	pts
Departures	123,017		132,641		(7.3)
Average stage length (miles) (4)	735		734		0.1
Average fare (excluding transportation taxes) (5)	$88.55		$99.99		(11.4)
Average yield per RPM (6)	11.49	¢	12.93	¢	(11.1)
Passenger revenue per ASM (RASM) (7)	9.03	¢	10.02	¢	(9.9)
Total revenue per ASM (8)	10.11	¢	10.55	¢	(4.2)
Operating cost per ASM (CASM) (9)	9.11	¢	11.22	¢	(18.8)
Non-fuel operating cost per ASM (10)	6.52	¢	6.01	¢	8.5
Average cost of aircraft fuel per gallon (11)	$1.66		$3.39		(51.0)
Gallons of fuel burned (000’s)	176,166		187,866		(6.2)
Operating aircraft in fleet at end of period	136		143		(4.9)
Average daily utilization (hours: minutes) (12)	10:54		11:18		(3.5)
Full-time equivalent employees at end of period	8,200		8,279		(1.0)

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Total aircraft miles flown divided by departures
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
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

(11)	Total fuel expense, including taxes and into-plane fees, divided by gallons of fuel burned
(12)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended June 30, 2009 and 2008

Summary

During the three months ended June 30, 2009, we reported operating income of $66.2 million, net income of $78.4 million, and diluted earnings per common share of $0.56. Due to the substantial reduction in the average cost of jet fuel per gallon and the actions that we have undertaken, our operating results for the quarter were substantially improved compared to the second quarter of 2008. During the three months ended June 30, 2008, we reported an operating loss of $46.4 million, a net loss of $14.8 million, and diluted loss per common share of $0.14.

Operating Revenues

Our operating revenues for the three months ended June 30, 2009 decreased $89.7 million (12.9 percent) due to the net effect of a $121.7 million decrease in passenger revenues and a $31.9 million increase in other revenues compared to the three months ended June 30, 2008. Our total revenue per available seat mile for the second quarter of 2009 was 10.11 cents, a decrease of 5.9 percent compared to the second quarter of 2008. We believe that our capacity reductions combined with increases in ancillary fees partially mitigated the adverse impact of the current recession by preventing a more pronounced erosion of unit revenues.

The $121.7 million (18.5 percent) decrease in passenger revenue was due to both reduced traffic and reduced passenger yield. We believe the reductions in traffic and yield were attributable in large part to weak air travel demand caused by the current economic recession. Additionally, although a relatively small portion of our route system is outside the United States, the public’s concern with the H1N1 flu virus did have adverse impacts on both our advance reservations and passenger revenue during the second quarter of 2009. During the three months ended June 30, 2009, we reduced our capacity by 7.6 percent compared to the three months ended June 30, 2008. The reduction in capacity was the intended consequence of a reduction in our aircraft fleet size caused by actions we took in 2008 to defer aircraft deliveries and sell aircraft. The reduced capacity coupled with a 6.0 percent decrease in revenue passenger miles produced an average passenger load factor of 80.7 percent, which was a 1.3 percentage point increase compared to the three months ended June 30, 2008. Average yield per revenue passenger mile was 11.14 cents, 13.2 percent lower than the analogous period in 2008.

Other revenues for the three months ended June 30, 2009, increased $31.9 million (91.9 percent) compared to the three months ended June 30, 2008, reflecting in large part pricing changes for ancillary customer services resulting from the unbundling of our service product. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the three months ended June 30, 2009, decreased $202.3 million (27.3 percent) and decreased 21.5 percent on a unit cost basis, as measured by operating cost per ASM (CASM). Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the three months ended June 30, 2009. The decrease in total operating cost per ASM was the net result of a 53.0 percent decrease in fuel cost per ASM and a 9.9 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table presents our CASM for the indicated periods:

	Three months ended June 30,				Percent Increase (Decrease)
	2009		2008
Aircraft fuel	2.68	¢	5.70	¢	(53.0)%
Salaries, wages and benefits	2.06		1.91		7.9
Aircraft rent	1.01		0.94		7.4
Maintenance, materials and repairs	0.83		0.67		23.9
Distribution	0.42		0.43		(2.3)
Landing fees and other rents	0.63		0.52		21.2
Aircraft insurance and security services	0.09		0.09		—
Marketing and advertising	0.17		0.15		13.3
Depreciation and amortization	0.24		0.23		4.3
(Gain) loss on disposition of assets	0.04		(0.10)
Impairment of goodwill	—		0.13
Other operating	0.83		0.79		5.1
Total CASM	9.00	¢	11.46	¢	(21.5)%

Aircraft fuel decreased 53.0 percent on a cost per ASM basis. For the three months ended June 30, 2009, our average fuel cost per gallon, including taxes and into-plane fees, decreased 54.1 percent from $3.75 during the second quarter of 2008 to $1.72 during the second quarter of 2009.

Salaries, wages and benefits expense increased 7.9 percent on a cost per ASM basis because expenses were relatively unchanged while ASMs declined by 7.6 percent.

Aircraft rent increased 7.4 percent on a cost per ASM basis because aircraft rent expense was relatively flat for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, while ASMs declined by 7.6 percent.

Maintenance, materials and repairs expense increased 23.9 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe checks and rate increases in certain of our power-by-the-hour maintenance agreements.

Landing fees and other rents increased 21.2 percent on a cost per ASM basis primarily due to increased landing fees, higher rental rates at various airports for gate and certain terminal space, and increases in our share of gate and terminal space at certain airports.

Marketing and advertising costs increased 13.3 percent on a cost per ASM basis due to additional spending associated with efforts to stimulate demand, particularly related to fare sales, and the launch of our fleet wide high speed internet service.

(Gain) loss on disposition of assets for the three months ended June 30, 2009 and 2008 was $2.4 million and ($6.5) million, respectively. (Gain) loss on disposition of assets pertains primarily to aircraft dispositions. During the three months ended June 30, 2009, we allowed The Boeing Company (“Boeing”) to sell two B737 aircraft that were scheduled for delivery to us to an unrelated foreign airline pursuant to which we were released from our obligation to purchase the aircraft; consequently, we recorded a $2.4 million loss attributable primarily to the write-off of capitalized interest. During the three months ended June 30, 2008, we took delivery of and subsequently sold two B737 aircraft.

Impairment of goodwill for the three months ended June 30, 2008 was $8.4 million. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests in accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Because adverse industry conditions and operating losses experienced by AirTran in 2008 were indicators that our intangible assets might be impaired, we performed impairment tests in mid-2008, in accordance with SFAS 142. We concluded that goodwill was impaired as of June 30, 2008, while trademarks and trade names were not. Consequently, we recorded a charge of $8.4 million to write-off all of the carrying value of goodwill as of June 30, 2008.

Other operating expenses increased 5.1 percent on a cost per ASM basis primarily due to other operating expenses being relatively flat for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, while ASMs declined by 7.6 percent. A decline in passenger related costs was offset by additional legal fees incurred during the three-month period.

Other (Income) Expense

Other (income) expense, net decreased by $15.2 million to ($13.0) million for the second quarter of 2009 compared to ($28.2) million for the second quarter of 2008. We reported gains on derivative financial instruments of $27.3 million for the second quarter of 2009, compared to gains of $43.6 million for the second quarter of 2008. Interest income decreased $2.0 million due to lower market interest rates. Interest expense, including amortization of debt issuance costs, decreased by $0.5 million primarily due to the net effects of the following: the favorable impact of lower interest rates applicable to variable interest rate debt due to declines in market interest rates; interest on our 5.5% convertible senior notes issued in May 2008; and interest on our letter of credit and revolving line of credit facility obtained in the third quarter of 2008. Capitalized interest decreased by $1.5 million. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery. During the three months ended June 30, 2009, we repurchased $27.7 million of our 7% convertible notes resulting in a gain of $4.0 million, which is classified as Other.

Income Tax Expense (Benefit)

Our effective rate was 0.9 percent and 18.9 percent for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent state composite statutory rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. Also, during the three months ended June 30, 2008, we recorded an $8.4 million charge to write-off all of the carrying value of our goodwill. Because this write-off is not deductible for income tax purposes, we did not record a tax benefit and consequently our effective tax rate was reduced.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including a portion of the deferred tax asset associated with loss carryforwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses measured over the past three years, and that we are therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. We reported income before income taxes during both the three and six-month periods ended June 30, 2009; however, we did not recognize material tax expense in either period due to reductions in the valuation allowance which largely offset income tax expense for the periods. During the three months ended June 30, 2009, we recognized $0.7 million of income tax expense related to our repurchase of our 7% convertible notes.

Regardless of the financial accounting for income taxes, our net operating loss carryforwards are currently available for use on our income tax returns to offset future taxable income.

For the six months ended June 30, 2009 and 2008

Summary

During the six months ended June 30, 2009, we reported operating income of $113.9 million, net income of $107.1 million, and diluted earnings per common share of $0.78. Due to the pronounced reduction in the average cost of jet fuel per gallon during the first six months of 2009 compared to the first six months of 2008 and the actions that we have undertaken, our operating results for the period were substantially improved compared to the analogous period of 2008. During the six months ended June 30, 2008, we reported an operating loss of $81.8 million, a net loss of $50.2 million, and diluted loss per common share of $0.50.

Operating Revenues

Our operating revenues for the six months ended June 30, 2009 decreased $144.2 million (11.2 percent) due to the net effect of a $202.0 million decrease in passenger revenues and a $57.8 million increase in other revenues compared to the six months ended June 30, 2008. Our total revenue per available seat mile for the six months ended June 30, 2009 was 10.11 cents, a decrease of 4.2 percent compared to the analogous period of 2008. We believe that our capacity reductions combined with increases in ancillary fees partially mitigated the adverse impact of the current recession by preventing a more pronounced erosion of unit revenues.

The $202.0 million (16.5 percent) decrease in passenger revenue was due to both reduced traffic and reduced passenger yield. We believe the reductions in traffic and yield were attributable in large part to the weak air travel demand caused by the current economic recession. Additionally, although a relatively small portion of our route system is outside the United States, the public’s concern with the H1N1 flu virus did have adverse impacts on both our advance reservations and passenger revenue during the second quarter of 2009. During the six months ended June 30, 2009, we reduced our capacity by 7.4 percent compared to the six months ended June 30, 2008. The reduction in capacity was primarily the intended consequence of a reduction in our aircraft fleet size caused by actions we took in 2008 to defer aircraft deliveries and sell aircraft. The reduced capacity coupled with a 6.0 percent decrease in revenue passenger miles produced an average passenger load factor of 78.6 percent, which was a 1.1 percentage point increase compared to the six months ended June 30, 2008. Average yield per revenue passenger mile was 11.49 cents, 11.1 percent lower than the analogous period in 2008.

Other revenues for the six months ended June 30, 2009, increased $57.8 million (89.4 percent) compared to the six months ended June 30, 2008, reflecting in large part pricing changes for ancillary customer services resulting from the unbundling of our service product. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the six months ended June 30, 2009, decreased $339.9 million (24.8 percent) and decreased 18.8 percent on a unit cost basis, as measured by operating cost per ASM (CASM). Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the six months ended June 30, 2009. The decrease in total operating costs per ASM was the net result of a 50.5 percent decrease in fuel cost per ASM and an 8.5 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table presents our CASM for the indicated periods:

	Six months ended June 30,				Percent Increase (Decrease)
	2009		2008
Aircraft fuel	2.58	¢	5.21	¢	(50.5)%
Salaries, wages and benefits	2.13		1.98		7.6
Aircraft rent	1.07		1.00		7.0
Maintenance, materials and repairs	0.85		0.69		23.2
Distribution	0.40		0.41		(2.4)
Landing fees and other rents	0.63		0.56		12.5
Aircraft insurance and security services	0.09		0.09		—
Marketing and advertising	0.19		0.17		11.8
Depreciation and amortization	0.25		0.23		8.7
(Gain) loss on disposition of assets	0.03		(0.05)
Impairment of goodwill	—		0.07
Other operating	0.89		0.86		3.5
Total CASM	9.11	¢	11.22	¢	(18.8)%

Aircraft fuel decreased 50.5 percent on a cost per ASM basis. For the six months ended June 30, 2009, our average fuel cost per gallon, including taxes and into-plane fees, decreased 51.0 percent from $3.39 during the six months ended June 30, 2008 to $1.66 during the analogous period of 2009.

Salaries, wages and benefits expense increased 7.6 percent on a cost per ASM basis because expenses were relatively unchanged while ASMs declined by 7.4 percent.

Aircraft rent increased 7.0 percent on a cost per ASM basis because rent expense was relatively flat for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, while ASMs declined by 7.4 percent.

Maintenance, materials and repairs expense increased 23.2 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe checks and rate increases in certain of our power-by-the-hour maintenance agreements.

Landing fees and other rents increased 12.5 percent on a cost per ASM basis primarily due to increased landing fees, higher rental rates at various airports for gate and certain terminal space, and increases in our share of gate and terminal space at certain airports.

Marketing and advertising costs increased 11.8 percent on a cost per ASM basis due to additional spending associated with efforts to stimulate demand.

Depreciation and amortization increased 8.7 percent on a cost per ASM basis primarily due to purchases of ground service equipment, computer equipment, and spare aircraft parts for our B737 aircraft fleet, while ASMs declined by 7.4 percent.

(Gain) loss on disposition of assets for the six months ended June 30, 2009 and 2008 was $3.3 million and ($6.5) million, respectively. (Gain) loss on disposition of assets pertains primarily to aircraft dispositions. During the six months ended June 30, 2009, we allowed Boeing to sell two B737 aircraft that were scheduled for delivery to us to an unrelated foreign airline pursuant to which we were released from our obligation to purchase the aircraft; consequently, we recorded a $2.4 million loss attributable primarily to the write-off of capitalized interest. During the six months ended June 30, 2008, we took delivery of and subsequently sold two B737 aircraft.

Other (Income) Expense

Other (income) expense, net changed by $13.9 million to $6.0 million for the six months ended June 30, 2009 compared to ($7.9) million for the analogous period of 2008. We reported gains on derivative financial instruments of $28.2 million for the six months ended June 30, 2009, compared to gains of $38.4 million for the six months ended June 30, 2008. Interest income decreased $3.1 million due to lower market interest rates. Interest expense, including amortization of debt issuance costs, increased by $0.2 million primarily due to the net effects of the following: the favorable impact of lower interest rates applicable to variable interest rate debt due to declines in market interest rates; interest on our 5.5% convertible senior notes issued in May 2008; and interest on our letter of credit and revolving line of credit facility obtained in the third quarter of 2008. Capitalized interest decreased by $4.8 million. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery. During the six months ended June 30, 2009, we repurchased $29.2 million of our 7% convertible notes resulting in a gain of $4.3 million, which is classified as Other.

Income Tax Expense

Our effective rate was 0.7 percent and 32.1 percent for the six months ended June 30, 2009 and 2008, respectively. We did not report material tax expense for the six months ended June 30, 2009 due to a reduction in the valuation allowance for deferred tax assets. However, during the six months ended June 30, 2009, we recognized $0.7 million of income tax expense related to our repurchase of our 7% convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had aggregate unrestricted cash, cash equivalents, and short-term investments of $386.7 million. As of June 30, 2009, we also had $70.8 million of restricted cash. We have a Revolving Line of Credit Facility pursuant to which we are permitted to borrow up to $90 million for general corporate purposes, of which $90 million was borrowed as of June 30, 2009. As of August 3, 2009, we had no borrowings outstanding under the Revolving Line of Credit Facility. During the six months ended June 30, 2009, our primary sources of cash were cash provided by operating activities and borrowings under the Revolving Line of Credit. Our primary uses of cash were repayments of long-term debt and borrowings under the Revolving Line of Credit.

Year to Date 2009 Operating, Investing, and Financing Activities

Operating activities during the six months ended June 30, 2009 provided $110.0 million of cash flow compared to $33.3 million provided during the analogous period in 2008. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the six months ended June 30, 2009, we reported net income of $107.1 million compared to a net loss of $50.2 million for the six months ended June 30, 2008.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advanced ticket sales, which are recorded as air traffic liability, fluctuate seasonally and also provide cash when we grow and consequently receive additional cash for future travel. This historical source of cash will decline or change to a use to the extent we slow or reverse our growth or the amounts heldback by our credit card processors increase. During the six months ended June 30, 2009, our air traffic liability balance increased $24.0 million contributing favorably to net cash flow from operating activities. During the six months ended June 30, 2008, our air traffic liability balance increased $157.8 million, contributing to net cash flow from operating activities. Changes in accounts payable, accrued, and other current and non-current liabilities also impact our cash flow from operating activities. During the six months ended June 30, 2009, the $3.7 million decrease in accounts payable and accrued and other liabilities adversely impacted net cash provided by operating activities. During the six months ended June 30, 2008, the $31.6 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities.

Our derivative financial instruments reduced our cash flow provided by operating activities during the six months ended June 30, 2009 by $44.9 million. Cash flow from operations was reduced by $93.7 million primarily due to payments to counterparties (including amounts paid to unwind certain fuel related derivatives which we believed were unlikely to provide benefit in 2009) and changes in the fair value of derivatives. Changes in the fair value of derivative financial instruments neither provide or use cash until realized. During the six-month period, counterparties to our derivative financial instrument arrangements released deposits held by them as consequences of the unwinding of fuel related derivatives and the reduction of the value of our fuel related derivative financial instrument obligations. The amount of deposits received from counterparties, net of amounts paid to counterparties, aggregated $48.8 million during the six months ended June 30, 2009.

We used cash to increase other assets by $5.9 million and $9.9 million during the six months ended June 30, 2009 and 2008, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Additionally, prepaid and stored fuel increased by $8.3 million and $2.8 million during the six months ended June 30, 2009 and 2008, respectively, adversely impacting net cash provided by operating activities.

Investing activities during the six months ended June 30, 2009, provided $7.8 million in cash compared to the $88.1 million provided during the similar period in 2008. Purchases and sales of available for sales securities are classified as investing activities. During the six months ended June 30, 2009, we sold $12.5 million of available for sale securities. During the six months ended June 30, 2008, we sold $77.5 million of available for sale securities. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of the refunded deposits in the aircraft. During the six months ended June 30, 2009, we paid $10.9 million in deposits and received $15.2 million in previously paid deposits. During the six months ended June 30, 2008, we paid $39.8 million in deposits and received $84.0 million in previously paid deposits. We did not purchase any aircraft during the six months ended June 30, 2009. During the six months ended June 30, 2009, we expended $11.2 million in cash for the acquisition of rotable parts, buyer furnished equipment, and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchase of ground and computer equipment. During the six months ended June 30, 2008, we purchased eight B737 aircraft, of which two were sold to a foreign airline. During the six months ended June 30, 2008, we expended $119.6 million in cash, primarily for the acquisition of aircraft as well as for the acquisition of rotable parts and other property and equipment. We incurred $178.6 million of debt during the six months ended June 30, 2008 related to the acquisition of six aircraft.

Financing activities used $56.5 million of cash during the six months ended June 30, 2009, compared to providing cash of $76.8 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, we repaid $9.1 million of pre-delivery deposit debt financing, and repaid $23.9 million of aircraft purchase and other debt financing. Also, during the six months, we received $645 million and repaid $645 million under our Revolving Line of Credit.

In 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the six months ended June 30, 2009, we repurchased $29.2 million of our 7% convertible notes resulting in a gain of $4.3 million. Repurchases pursuant to the Board's authorization may be effected, suspended or terminated at any time, or from time-to-time at the discretion of management or the Board without prior notice and it is uncertain whether or not we will repurchase additional 7% convertible notes.

During the six months ended June 30, 2008, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $30.3 million and repaid $72.0 million of pre-delivery deposit debt financing. During the six months ended June 30, 2008, we repaid $28.1 million of aircraft purchase debt financing. Also, during the six months ended June 30 2008, we borrowed $178.6 million in non-cash transactions to finance the purchase of six B737 aircraft.

During the second quarter of 2008, we completed two financings involving the sale of our securities. The proceeds were used to improve our overall liquidity and for general corporate purposes. We completed a public offering of $74.8 million of our 5.5% convertible senior notes due 2015. We placed approximately $12.2 million of the proceeds of such offering in an escrow account with a trustee. In addition to the escrowed amount, we received net proceeds of approximately $60.1 million after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering. Funds in the escrow account are invested in government securities and are being used to make the first six scheduled semi-annual interest payments on the notes, and these payments are secured by a pledge of the assets in escrow. We also completed a public offering of 24.7 million shares of our common stock at a price of $3.20 per share, receiving net proceeds of approximately $74.7 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

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

During the remainder of 2009, we will need cash for capital expenditures and debt and capital lease obligations. We anticipate that during the remainder of 2009: expenditures for acquisition of property and equipment, other than aircraft and aircraft parts, will be approximately $6.0 million. Payments of current maturities of existing debt and capital lease obligations will aggregate $127.6 million during the remainder of 2009, including $90 million previously borrowed under the Revolving Line of Credit Facility.

Our aircraft purchase commitments for the remainder of 2009 aggregate $65 million, including our obligation to make pre-delivery deposit payments to Boeing. No additional pre-delivery deposits are due for the 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for deliveries scheduled for 2011 and beyond. Given the current status of the financial markets, we cannot provide assurance that satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments, including $11.2 million due in the second half of 2009 for future scheduled deliveries. We have two B737 aircraft scheduled for delivery during the remainder of 2009, both of which we have agreed to sell in the third quarter of 2009 to a foreign airline to whom we sold B737 aircraft in 2008. We have received deposits from the foreign airline. However, these pending transactions are subject to customary closing conditions, some of which are outside of our control and, therefore, we cannot give any assurances that the closing of these transactions will occur. Should these sales not close, we have arranged backstop secured debt financing to fund a portion of the purchase price of each of these two 2009 scheduled B737 aircraft deliveries.

We may need cash resources to fund increases in collateral provided to counterparties to our derivative financial arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us. We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of June 30, 2009, we provided counterparties with collateral aggregating $18.2 million. However, compared to last year, we believe that we have reduced our exposure to increased collateral requirements due to changes in our portfolio of fuel related derivative financial instruments.

Each agreement with our two largest credit card processors (based on volumes processed for us) allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (i.e., a “holdback”). As of June 30, 2009, we were in compliance with our processing agreements and each of our two largest processors was entitled to withhold amounts that would otherwise be remitted to us. The largest processor was not holding back any remittances, because we obtained a letter of credit for the benefit of the processor. Our potential cash exposure to additional holdbacks by our largest two credit card processors based on advanced ticket sales as of June 30, 2009 was up to a maximum of $112.2 million (after considering the $125 million letter of credit issued in favor of our largest credit card processor). A decrease in our unrestricted cash and investments could result in additional amounts being withheld by our largest credit card processors. To the extent that we achieve specified aggregate unrestricted cash and investment levels, the agreement with our largest processor also provides for a reduction or elimination of the percent of the exposure that our largest processor is entitled to holdback. Due to our improved financial performance in 2009, we earned a reduction in the amounts eligible to be heldback by our two largest processors. While we may be subject to additional holdbacks in accordance with the terms of our credit card processing agreements, based on our current forecast, we do not expect that our two largest credit card processors would be entitled to holdback cash amounts during the remainder of 2009. We are having discussions with our largest credit card processor about an extension of the processing agreement. Additionally, prior to December 31, 2009, we expect to enter into discussions with the letter of credit issuer regarding the Letter of Credit Facility under which the aforementioned letter of credit was issued. During the discussions, depending on the outcome of our discussions with our largest credit card processor, we may seek to extend the term of the Letter of Credit Facility or modify other terms to be negotiated.

We believe we have options available to meet our debt repayments, capital expenditures and operating commitments, which may include internally generated funds, and various financing or leasing options, including the sale, lease, or sublease of our aircraft. Additionally, we have a $90 million Revolving Line of Credit Facility, under which $90 million and $0 was outstanding as of June 30, 2009 and August 3, 2009, respectively. However, our owned aircraft and our pre-delivery deposits are pledged as collateral for outstanding debt, and we have pledged, directly or indirectly, a variety of our assets to collateralize our obligations under our Letter of Credit and Revolving Line of Credit Facility. The counterparty to the Revolving Line of Credit Facility has agreed to release its lien on certain of the collateral securing that facility for certain purposes, which may include securing a new financing.

We believe that our existing liquidity and forecasted 2009 cash flows will be sufficient to fund our operations and other financial obligations for the remainder of 2009. While we believe our 2009 forecast is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on the severity and duration thereof, have an unfavorable impact on our ability to generate sufficient cash from operations to maintain adequate liquidity through December 31, 2009. Such adverse events could include: significant increases in fuel prices for an extended period of time; significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions; or an increase in the percentage of advance ticket sales held back by our credit card processors. If one or more of such events were to occur, we would likely undertake a variety of actions to mitigate the impact of such events including seeking to obtain additional secured or unsecured debt financing, equity financing, or both. However, our current credit rating, the fact that we have limited assets to serve as collateral for additional borrowings, and the disruption in the U.S. and global capital markets could make it difficult for us to obtain financing. Accordingly, to the extent unanticipated adverse events were to result in a need for substantial additional financing, such additional debt or equity financing might not be available to us on terms acceptable to us or at all.

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

During the fourth quarter of 2008, we unwound certain derivative financial instrument positions pertaining to 2009 fuel requirements. The positions were unwound because we believed that such positions were unlikely to provide benefit in 2009. Because crude oil prices declined after we unwound the positions, we avoided an estimated $6.9 million of first and second quarter 2009 fuel hedging related realized losses.

In summary, our fuel related derivative financial instruments impacted our financial statements for the three and six months ended June 30, 2009 as follows:

•	Net realized losses related to derivative financial instruments increased fuel expense by $2.0 million and $5.5 million during the three and six months ended June 30, 2009, respectively.

•
We recorded non-operating net gains related to derivative financial instruments of $27.3 million and $28.2 million during the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2009, we realized losses related to derivative financial instruments of $3.6 million and $5.7 million.

•
As of June 30, 2009, the estimated fair value of our fuel related derivative financial instruments was a net asset of $34.5 million. The fair value of our fuel related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel related derivatives.

•
As of June 30, 2009, accumulated other comprehensive income (loss) included $2.8 million (before income tax) of net unrealized losses which had not yet been recognized in the Condensed Consolidated Statements of Operations.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of June 30, 2009, we provided counterparties to fuel and interest rate related derivative financial instruments with collateral aggregating $18.2 million. The collateral is classified as restricted cash, if the funds are held in our name, and is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide additional collateral to counterparties, which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. However, compared to last year, we believe that we have reduced our exposure to increased collateral requirements due to changes in our portfolio of fuel related derivative financial instruments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

Aircraft Acquisitions, Purchase Commitments and Financings

In 2008, to respond to the challenges of a volatile fuel cost environment, a recessionary macroeconomic environment, and very adverse capital market conditions, we recast our business plan to defer previously planned growth. We reduced capacity principally by deferring scheduled aircraft deliveries, reducing utilization, and by selling B737 aircraft. In 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. Also, during 2008, we sold eight B737 aircraft. Two B737 aircraft were sold in the second quarter of 2008, three were sold in the third quarter of 2008, and three were sold in the fourth quarter of 2008. Of the eight B737 aircraft we sold in 2008, two were new aircraft that we took delivery of and subsequently sold and six were existing aircraft in our fleet. As of January 1, 2009, we had four aircraft scheduled for delivery during 2009. During the six months ended June 30, 2009, we permitted Boeing to sell two of the B737 aircraft that were scheduled for delivery to us to an unrelated foreign airline, pursuant to which we were released from our obligation to purchase the aircraft. The amendment of our B737 purchase agreement with respect to these two aircraft occurred in the second quarter of 2009. Upon the release of our obligation to purchase these two aircraft, we recorded a loss on disposition of assets of $2.4 million related primarily to the write-off of capitalized interest. In addition, we have an agreement to sell the remaining two B737 aircraft scheduled for delivery during 2009. Any gain or loss on disposition of aircraft is classified as a component of operating expense. As a consequence of these actions, we expect our 2009 capacity, as measured by available seat miles, to be two to four percent less than our 2008 capacity. We may decide to sell or re-market additional aircraft.

The table below summarizes, as of June 30, 2009, all aircraft currently scheduled for delivery:

Scheduled Firm Aircraft Deliveries B737
Remainder of 2009	2
2010	-
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10
Total	53

Our aircraft purchase commitments for the remainder of 2009 (including the two aircraft we have agreed to sell to a foreign airline in the third quarter of 2009) and for the next five years and thereafter, in aggregate, are (in millions): 2009—$65; 2010—$50; 2011—$270; 2012—$335; 2013—$260; 2014—$505; and thereafter—$715. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. The aircraft purchase commitment amounts do not reflect the effects of prearranged aircraft financings or planned disposition of aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. No additional pre-delivery deposits are due for the 2009 scheduled deliveries. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for deliveries scheduled for 2011 and beyond. Given the current status of the financial markets, we cannot provide assurance that satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments, including $11.2 million due in the second half of 2009 for future scheduled deliveries.

We have two B737 aircraft scheduled for delivery during the remainder of 2009, both of which we have agreed to sell in the third quarter of 2009 to a foreign airline to whom we previously sold B737 aircraft in 2008. We have received deposits from the foreign airline. However, these pending transactions are subject to customary closing conditions, some of which are outside of our control, and therefore we cannot give any assurances that the closing of these transactions will occur. Should we purchase these aircraft and not simultaneously resell them to a foreign airline, we have arranged backstop secured debt financing to fund a portion of the purchase price of each of these two 2009 scheduled B737 aircraft deliveries.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Staff Position APB 14-1 (FSP 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative under Statement No. 133 (SFAS 133),  Accounting for Derivative Instruments and Hedging Activities. We adopted FSP 14-1 as of January 1, 2009. FSP 14-1 requires retroactive application to all periods presented. The adoption impacts the accounting for our 7.0% convertible notes due 2023 and will result in the recognition of additional financial accounting interest expense of approximately $7.1 million for 2009 and $3.6 million for 2010, based on the assumption that the 7.0% convertible notes will be settled in 2010, after giving effect to the 7.0% convertible notes repurchased by the Company as of June 30, 2009. On April 24, 2009, we filed a report on Form 8-K with the Securities Exchange Commission (SEC) which included our consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 which had been adjusted to apply FSP 14-1 retroactively. As a result of the adoption of FSP 14-1, we reduced net income for the three and six months ending June 30, 2009 by $3.0 million and $5.1 million, respectively, and reduced diluted earnings per share by $0.01 per share for the six months ending June 30, 2009. For the three months ending June 30, 2009, diluted earnings per share did not change as a result of the adoption of FSP 14-1. The adoption of FSP 14-1 has no impact on our debt service payments.

In May 2009, the FASB issued Statement No. 165 (SFAS 165), Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. SFAS 165 defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements. We adopted SFAS 165 as of June 30, 2009.  We have reviewed subsequent events through August 7, 2009 (the date of the issuance of the accompanying condensed consolidated financial statements).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2009, other than those discussed below.

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

Interest Rates

We had approximately $646.0 million and $674.1 million of variable-rate debt as of June 30, 2009 and December 31, 2008, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. During the six months ended June 30, 2009, we entered into eleven interest rate swap arrangements pertaining to $293.3 million notional amount of outstanding debt. The notional amount of the outstanding debt related to interest rate swaps at June 30, 2009 and December 31, 2008 was $461.7 and $177.7 million, respectively. These swaps expire between 2018 and 2020. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. As of June 30, 2009, the fair market value of our interest rate swaps was a liability of $13.0 million. If average interest rates increased by 100 basis points during 2009, as compared to 2008, our projected 2009 interest expense would increase by approximately $3.2 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended June 30, 2009 and 2008 represented 29.7 percent and 49.8 percent of our operating expenses, respectively. Aircraft fuel expense for the six months ended June 30, 2009 and 2008 represented 28.4 percent and 46.4 percent of our operating expenses, respectively.

We have entered into fuel related derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of June 30, 2009, we have entered into fuel related swap and option agreements, which pertain to 95.5 million gallons or 52.7 percent of our projected July through December 2009 fuel requirements, and 60.1 million gallons or 16.8 percent of our projected 2010 fuel requirements. As of August 3, 2009, we have entered into fuel related swap and option agreements, which pertain to 95.5 million gallons or 52 percent of our projected July through December 2009 fuel requirements, and 67.7 million gallons or 18.8 percent of our projected 2010 fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery margin swap agreements pertaining to certain periods pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs. As of August 3, 2009, we had entered into refinery margin swap agreements pertaining to approximately 40 percent of our projected July through December 2009 fuel requirements.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the remainder of 2009, before the impact of our derivative financial instruments, would increase approximately $4.6 million based on projected operations.

The (a) estimated total ultimate cash benefit (use) of our fuel related derivatives and (b) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $65 per barrel are estimated as follows (in millions) at the specified crude prices:

	Six Months Ended December 31, 2009
	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel Related Derivative Financial Instruments Held as of August 3, 2009	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivative Financial Instruments) Compared to Jet Fuel Cost Based on Crude Oil of $65 per Barrel
Assumed average market crude: price:
$ 30 per barrel	$(35.9)	$154.7
$ 50 per barrel	$(25.4)	$67.3
$ 70 per barrel	$(1.8)	$(20.0)
$ 90 per barrel	$38.0	$(107.3)
$110 per barrel	$78.3	$(194.6)

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

2.
As of August 3, 2009, we had provided counterparties with collateral aggregating $17.7 million for fuel related derivatives pertaining to future fuel purchases and for our interest rate swap arrangements.

3.	Changes in the refining margin may also impact the cost of jet fuel. The impact of changes in refining margin is not included in the table above.

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our controls and procedures were effective to ensure that we are able to collect process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The complaint seeks treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. The complaint also seeks injunctive relief and attorneys fees. Subsequent to the filing of that initial complaint, various other nearly identical complaints also seeking certification as class actions have been filed in federal district courts in Atlanta, Orlando, Florida, and Las Vegas, Nevada. The Florida cases have been transferred to federal district court in Atlanta, and AirTran, as well as Delta, is seeking to have the Nevada case transferred to federal court in Atlanta and all of the cases consolidated. AirTran denies all allegations of wrongdoing and intends to defend vigorously any and all such allegations.

In addition to the above litigation, AirTran is a party to other claims, and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. While the outcome of such claims and litigation is subject to uncertainty, based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims, and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company.

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

Our annual meeting of stockholders was held on May 20, 2009. We solicited proxies for the meeting pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Management’s nominees for election to our Board of Directors as listed in our proxy statement were elected for three-year terms; with the results of the voting as follows (there were no broker non-votes on this matter):

Nominee	Votes For	Votes Withheld
Don L. Chapman	107,215,464	2,852,990
Geoffrey T. Crowley	107,825,087	2,243,367
Lewis H. Jordan	107,665,516	2,402,938

As indicated in the table above, Don L. Chapman, Geoffrey T. Crowley and Lewis H Jordan were elected as Class I Directors for terms expiring at the 2012 annual meeting of stockholders. The terms of the following incumbent Class III Directors continue until the annual meeting in 2010: J. Veronica Biggins, Robert L. Fornaro, and Alexis P. Michas. The terms of the following incumbent Class II Directors continue until the annual meeting in 2011: Peter D’Aloia, Jere A. Drummond and John F. Fiedler.

AirTran stockholders approved the Fourth Amended and Restated Long-Term Incentive Plan. The Plan was approved as follows:

Votes For	Votes Against	Abstain
69,604,821	6,058,596	993,705

AirTran stockholders ratified the appointment of Ernst & Young LLP as the company's independent registered public accountants for 2009. Voting results on the proposal were as follows:

Votes For	Votes Against	Abstain
109,193,808	606,378	268,268

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer

	31.2 -	Rule 13(a)-14 Certification of Principal Financial Officer

	32.1 -	Chief Executive Officer and Principal Financial Officer certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)
Date: August 7, 2009	/s/ Arne G. Haak
Arne G. Haak Senior Vice President of Finance, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer

31.2	—	Rule 13(a)-14 Certification of Chief Financial Officer

32.1	—	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350