Form 10-Q
period 2009-09-30
AIRTRAN HOLDINGS INC
filed 2009-10-27
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of Common Stock outstanding as of the close of business on October 19, 2009: 134,554,110  par value $0.001

AIRTRAN HOLDINGS, INC.
Form 10-Q
For the Quarter Ended September 30, 2009

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations – Three and nine months ended September 30, 2009 and 2008	1
	Condensed Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	2
	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2009 and 2008	4
	Condensed Consolidated Statement of Stockholders’ Equity – Nine months ended September 30, 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	46
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

	Signatures
	Exhibit Listing
	Ex – 10.65 (Amendment No. 1 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement)
	Ex – 31.1 (Exhibit 31.1 CEO Certification)
	Ex – 31.2 (Exhibit 31.2 CFO Certification)
	Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(As Adjusted, See Note 1)		(As Adjusted, See Note 1)
Operating Revenues:
Passenger	$529,435	$635,316	$1,552,507	$1,860,379
Other	67,967	37,976	190,503	102,684
Total operating revenues	597,402	673,292	1,743,010	1,963,063
Operating Expenses:
Aircraft fuel	190,235	363,882	483,008	1,000,451
Salaries, wages and benefits	122,895	120,170	363,627	362,469
Aircraft rent	60,632	60,542	181,621	182,234
Maintenance, materials and repairs	49,973	40,022	145,884	124,795
Distribution	25,306	26,857	70,540	77,081
Landing fees and other rents	37,573	36,196	108,722	104,990
Aircraft insurance and security services	5,440	5,470	15,756	16,310
Marketing and advertising	9,349	9,948	30,947	31,114
Depreciation	13,899	15,445	42,120	43,558
(Gain) loss on disposition of assets	(6,379)	(9,254)	(3,073)	(15,797)
Impairment of goodwill	—	—	—	8,350
Other operating	51,446	51,427	152,952	156,748
Total operating expenses	560,369	720,705	1,592,104	2,092,303
Operating Income (Loss)	37,033	(47,413)	150,906	(129,240)
Other (Income) Expense:
Interest income	(3,835)	(908)	(5,212)	(5,372)
Interest expense	20,089	22,592	61,068	63,335
Capitalized interest	(179)	(1,202)	(1,244)	(7,028)
Net (gains) losses on derivative financial instruments	10,281	41,520	(17,944)	3,150
Other	18	—	(4,278)	—
Other (income) expense, net	26,374	62,002	32,390	54,085
Income (Loss) Before Income Taxes	10,659	(109,415)	118,516	(183,325)
Income tax expense (benefit)	233	(14,862)	945	(38,585)
Net Income (Loss)	$10,426	$(94,553)	$117,571	$(144,740)
Earnings (Loss) per Common Share
Basic	$0.09	$(0.81)	$0.98	$(1.36)
Diluted	$0.08	$(0.81)	$0.86	$(1.36)
Weighted-average Shares Outstanding
Basic	120,482	117,177	120,158	106,170
Diluted	140,625	117,177	139,617	106,170

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(As Adjusted, See Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$406,085	$315,078
Short-term investments	2,156	19,937
Restricted cash	55,216	86,126
Deposits held by counterparties to derivative financial instruments	—	48,820
Accounts receivable, net	48,312	38,301
Spare parts, materials and supplies, net	16,273	15,428
Prepaid and stored fuel	30,466	16,004
Derivative financial instruments	32,127	3,420
Prepaid expenses and other current assets	35,453	34,053
Deferred income taxes	7,992	7,992
Total current assets	634,080	585,159
Property and Equipment:
Flight equipment	1,382,907	1,310,874
Less: Accumulated depreciation and amortization	(155,265)	(125,663)
	1,227,642	1,185,211
Purchase deposits for flight equipment	42,920	64,032
Other property and equipment	116,548	108,186
Less: Accumulated depreciation and amortization	(66,721)	(55,642)
	49,827	52,544
Total property and equipment	1,320,389	1,301,787
Other Assets:
Long-term investments	—	5,497
Trademarks and trade names	21,567	21,567
Debt issuance costs	13,123	14,201
Prepaid aircraft rent	83,904	87,003
Derivative financial instruments	11,998	—
Other assets	71,969	70,048
Total assets	$2,157,030	$2,085,262

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)	(As Adjusted, See Note 1)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$60,307	$81,557
Accrued and other liabilities	142,823	147,889
Air traffic liability	268,417	252,055
Derivative financial instruments	24,569	69,646
Current maturities of capital lease obligations	1,070	835
Borrowing under revolving line of credit facility	125,000	90,000
Current maturities of long-term debt	152,714	69,865
Total current liabilities	774,900	711,847
Long-term capital lease obligations	15,082	16,031
Long-term debt	818,291	927,325
Other liabilities	113,898	120,342
Deferred income taxes	7,992	7,992
Derivative financial instruments	12,054	20,616
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—
Common stock	123	120
Additional paid-in capital	530,091	524,800
Accumulated deficit	(100,480)	(218,051)
Accumulated other comprehensive loss	(14,921)	(25,760)
Total stockholders’ equity	414,813	281,109
Total Liabilities and Stockholders’ Equity	$2,157,030	$2,085,262

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2009	2008
		(As Adjusted, See Note 1)
Operating activities:
Net income (loss)	$117,571	$(144,740)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	56,611	54,440
Amortization of deferred gains from sales/leaseback of aircraft	(3,883)	(3,429)
Provisions for uncollectible accounts	621	1,026
Deferred income taxes	945	(38,585)
Impairment of goodwill	—	8,350
(Gain) loss on asset dispositions	(3,272)	(15,671)
Gain on debt extinguishment	(4,278)	—
Other	1,228	4,472
Changes in certain assets and liabilities:
Restricted cash	30,910	(42,365)
Derivative financial instruments	(83,563)	26,564
Accounts receivable	(12,582)	(16,773)
Spare parts, materials and supplies	(1,408)	(1,420)
Prepaid and stored fuel	(14,462)	(19,524)
Deposits held by counterparties to derivative financial instruments	48,820	—
Prepaid aircraft rent	1,069	(5,673)
Other assets	(7,300)	(8,914)
Accounts payable, accrued and other liabilities	(21,079)	11,550
Air traffic liability	16,362	97,564
Net cash provided by (used for) operating activities	122,310	(93,128)
Investing activities:
Purchase of available-for-sale-securities	—	(30,304)
Sale of available-for-sale-securities	26,623	89,496
Purchases of property and equipment	(86,092)	(130,810)
Return (payment) of aircraft purchase deposits, net	21,112	52,119
Proceeds from sales of aircraft	—	206,211
Other	2,225	1,000
Net cash provided by (used for) investing activities	(36,132)	187,712
Financing activities:
Issuance of long-term debt	49,427	99,942
Payments on long-term debt and capital lease obligations	(80,860)	(217,161)
Borrowings under revolving line of credit facility	925,000	—
Repayment of borrowings under revolving line of credit facility	(890,000)	—
Net proceeds from issuance of common stock	—	74,669
Proceeds from issuance of stock for exercise of options and under employee stock purchase plan	1,389	1,269
Other	(127)	—
Net cash provided by (used for) financing activities	4,829	(41,281)
Net change in cash and cash equivalents	91,007	53,303
Cash and cash equivalents at beginning of period	315,078	206,873
Cash and cash equivalents at end of period	$406,085	$260,176
Supplemental Disclosure of Cash Flow Activities:
Non-cash investing and financing activities:
Purchase of equipment in exchange for debt	$—	$178,550
See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2009 (As Adjusted, See Note 1)	119,550	$120	$524,800	$(218,051)	$(25,760)	$281,109
Net income	—	—	—	117,571	—	117,571
Unrealized gain on derivative instruments, net of income taxes of $0 million	—	—	—	—	10,782	10,782
Other	—	—	—	—	57	57
Total comprehensive income						128,410
Issuance of common stock for exercise of options	94	—	530	—	—	530
Stock-based compensation	525	—	4,445	—	—	4,445
Issuance of common stock under employee stock purchase plan	160	—	859	—	—	859
Repurchase of 7% convertible notes, net of income taxes of $0.9 million	—	—	(969)	—	—	(969)
Issuance of common stock for detachable stock warrants	2,900	3	426	—	—	429
Balance at September 30, 2009	123,229	$123	$530,091	$(100,480)	$(14,921)	$414,813

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 –Accounting Policies, Business and October 2009 Financings

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

Business

Through AirTran Airways, we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), to 62 locations throughout the United States, including San Juan, Puerto Rico, and to Cancun, Mexico. Additionally, we will commence scheduled services to Aruba, Key West, Florida, and Nassau, The Bahamas in December 2009 and to Lexington, Kentucky and Montego Bay, Jamaica in February 2010. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland, Milwaukee, Wisconsin and Orlando, Florida. During the first nine months of 2009, we initiated new service to Allentown/Bethlehem, Pennsylvania, Asheville, North Carolina, Atlantic City, New Jersey, Branson, Missouri, Charleston, West Virginia, Knoxville, Tennessee, and Cancun, Mexico. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

October 2009 Financings

During October 2009, we completed a public offering of $115.0 million of our 5.25% convertible senior notes due in 2016 and a public offering of 11.3 million shares of our common stock at a price of $5.08 per share. The net proceeds from the two offerings, which aggregated $166.3 million, are being used for general corporate purposes including improving our overall liquidity. See Note 4 – “Debt” for a description of the 5.25% convertible notes.

New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification (ASC, or the Codification) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB for non-governmental entities. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants. Because the Codification did not change GAAP, the Codification had no impact on our consolidated financial statements or footnotes.

On January 1, 2009, we adopted ASC 470-20, “Debt with Conversion and Other Options – Cash Conversion” (Cash Conversion Standard), regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The Cash Conversion Standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative. The Cash Conversion Standard required retroactive application to all periods presented. The adoption impacts the accounting for our 7.0% convertible notes due 2023 and will result in the recognition of additional financial accounting interest expense of approximately $7.1 million for 2009 and $3.6 million for 2010, based on the assumption that the 7.0% convertible notes will be settled in 2010, after giving effect to the 7% convertible notes repurchased by the Company as of September 30, 2009. On April 24, 2009, we filed a report on Form 8-K with the SEC which included our consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 which had been adjusted to apply the Cash Conversion Standard retroactively. As a result of the adoption, we reduced net income for the three and nine months ending September 30, 2009 by $1.9 million and $7.0 million, respectively, and reduced diluted earnings per share by $0.01 per share and $0.05 per share, respectively. The adoption has no impact on our debt service payments.

The following selected financial statement line items for the three and nine months ended September 30, 2008, and as of December 31, 2008, were significantly affected by the change in accounting principle (in thousands, except per share data):

	Three months ended September 30, 2008		Effect of Change
	As Adjusted	As Previously Reported
Statement of Operations:
Interest expense	$22,592	$20,708	$1,884
Capitalized interest	(1,202)	(751)	(451)
Loss before income taxes	(109,415)	(106,682)	(2,733)
Income tax expense (benefit)	(14,862)	405	(15,267)
Net loss	(94,553)	(107,087)	12,534

Loss per Common Share:
Basic	$(0.81)	$(0.91)	$0.10
Diluted	$(0.81)	$(0.91)	$0.10

	Nine months ended September 30, 2008		Effect of Change
	As Adjusted	As Previously Reported
Statement of Operations:
Interest expense	$63,335	$57,890	$5,445
Capitalized interest	(7,028)	(4,863)	(2,165)
Loss before income taxes	(183,325)	(177,669)	(5,656)
Income tax benefit	(38,585)	(22,231)	(16,354)
Net loss	(144,740)	(155,438)	10,698

Loss per Common Share:
Basic	$(1.36)	$(1.46)	$0.10
Diluted	$(1.36)	$(1.46)	$0.10

	December 31, 2008		Effect of Change
	As Adjusted	As Previously Reported
Balance Sheet:
Flight equipment	$1,310,874	$1,291,155	$19,719
Long-term debt	927,325	940,569	(13,244)
Additional paid-in capital	524,800	497,390	27,410
Accumulated deficit	(218,051)	(225,745)	7,694

On June 30, 2009, we adopted ASC 855-10-50 “Subsequent Events - Disclosure” (Subsequent Events Standard), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Subsequent Events Standard defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements. We have reviewed subsequent events through October 26, 2009 (the date of the issuance of the accompanying condensed consolidated financial statements).

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

Note 2 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

In 2008, to respond to the challenges of a volatile fuel cost environment, a recessionary macroeconomic environment, and adverse capital market conditions, we recast our business plan to defer previously planned growth. We reduced capacity principally by deferring scheduled aircraft deliveries, reducing utilization, and by selling B737 aircraft. In 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. In addition, during 2008, we sold eight B737 aircraft. Of the eight B737 aircraft we sold in 2008, two were new aircraft that we took delivery of and subsequently sold and six were used aircraft in our fleet. During the nine months ended September 30, 2008, we took delivery of eight aircraft, including the aforementioned two new aircraft sold in 2008. We had four aircraft scheduled for delivery during 2009. During the nine months ended September 30, 2009, we permitted The Boeing Company (“Boeing”) to sell two of the B737 aircraft that were scheduled for delivery to us to a foreign airline, pursuant to which we were released from our obligation to purchase the aircraft. The amendment of our B737 purchase agreement with respect to these two aircraft occurred in the second quarter of 2009. During September 2009, we took delivery of two B737 aircraft that we had previously agreed to sell to another foreign airline. We took delivery of these two aircraft under our purchase agreement with Boeing because the counterparty defaulted on its obligation to purchase the two aircraft. We placed these aircraft in service in October 2009. As a consequence of these actions, we expect our 2009 capacity, as measured by available seat miles, to be two to three percent less than our 2008 capacity.

During the nine months ended September 30, 2009, we recognized net gains on the disposition of assets of $3.1 million, including: $2.4 million loss for the write-off of capitalized interest related to our release in the second quarter of our obligation to purchase two B737 aircraft which Boeing sold to a foreign airline; and, $6.6 million gain related to the deposits we previously received from the potential buyer who defaulted on its obligation to purchase two B737 aircraft in the third quarter. Gain on disposition of assets for the nine months ended September 30, 2008, consisting primarily of gains on the sale of five aircraft, was $15.8 million.

The table below summarizes, as of September 30, 2009, all aircraft scheduled for delivery to us:

Scheduled Firm Aircraft Deliveries B737
Remainder of 2009	-
2010	-
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10
Total	51

As of September 30, 2009, our aircraft purchase commitments for the remainder of 2009 and for the next five years and thereafter, in aggregate, are (in millions): 2009—$7; 2010—$50; 2011—$270; 2012—$335; 2013—$260; 2014—$505; and thereafter—$715. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. While our intention is to finance the aircraft on order through either debt financing, lease financing, or both, we have not yet arranged for any such financing. We cannot assure you that sufficient financing will be available to us for our future B737 aircraft deliveries.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries. Given the current status of the financial markets, we cannot provide assurance that satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments.

In October 2008, as part of our agreement to defer certain aircraft deliveries and obtain financing for 2009 aircraft deliveries, we granted an affiliate of Boeing the right to require us to lease, for a period not to exceed ten years, up to five additional B717 aircraft. It is not expected that AirTran will be required to accept delivery of any B717 aircraft in 2009. If such affiliate of Boeing exercises its right to require us to lease any B717 aircraft, we have the option to cancel a like number of B737 aircraft we have on firm order for each such B717 aircraft.

In September 2009, we granted Boeing the right to terminate the leases of up to two B717 aircraft before the scheduled lease expiration. To date Boeing has not yet elected to terminate any B717 aircraft leases.

Credit Card Processing Arrangements

We have agreements with organizations that process credit card transactions arising from the purchase of air travel by customers of Airways. Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (a holdback). Holdbacks are classified as restricted cash on our condensed consolidated balance sheet. Once the customer travels, any related holdback is remitted to us.

Each agreement with our two largest credit card processors (based on volumes processed for us) has been amended in 2009 resulting in changes to contractual terms generally favorable to us. Our agreement with our largest credit card processor now expires December 31, 2010. Each agreement with our two largest credit card processors provides that a processor may holdback amounts that would otherwise be remitted to us in the event that a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our agreement with our largest credit card processor also provides that the processor may holdback amounts that would otherwise be remitted to us in the event that our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels. To the extent that we achieve specified aggregate unrestricted cash and investment levels, our agreement with our largest credit card processor also provides for a reduction or elimination of the percent of its exposure that such processor is currently entitled to holdback. We have the contractual right to reduce the amounts which are otherwise withheld by our two largest credit card processors to the extent that we provide the applicable processor with a letter or letters of credit. As of September 30, 2009, a $50 million letter of credit had been issued for the benefit of our largest credit card processor under our letter of credit facility.

As of September 30, 2009: we had advance ticket sales of approximately $271 million related to all credit card sales; we were in compliance with our credit card processing agreements; and, our two largest processors were holding back no cash remittances from us. Our maximum potential exposure to cash holdbacks by our two largest credit card processors, based upon advance ticket sales as of September 30, 2009, was $190.3 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of October 19, 2009, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not determinable or estimable. Historically, we have not incurred significant costs related to such indemnifications. These indemnities consist of the following:

•
Certain of our debt agreements related to aircraft-secured notes payable through 2021 contain language, whereby, we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by, or any reduction in receivables due to, such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of or any deposits with or other liabilities of such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88 percent over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

•
Our aircraft lease transaction documents contain customary indemnities concerning withholding taxes under which we are responsible, in some circumstances if withholding taxes are imposed, to pay, in the form of additional rent, such amounts as are necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

•
In our aircraft financing agreements, we typically indemnify the financing parties, the trustees, if any, acting on their behalf, and other related parties against certain liabilities that arise from the manufacture, design, ownership, financing, use, operation, and maintenance of the aircraft, including tort liabilities, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties, except for liabilities due to their own gross negligence or willful misconduct. We believe that we are covered by insurance (subject to deductibles) for most tort liabilities and related indemnities, as described above with respect to the aircraft we operate. Additionally, if there is a change in the law which results in the imposition of any reserve, capital adequacy, special deposit, or similar requirement which will increase the cost to the lender, we are obligated to pay the lender the additional amount necessary to compensate the lender for the actual cost increase.

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

Taxes

We remit a variety of taxes and fees to various governmental authorities including: income taxes; transportation fees and taxes collected from our customers; property taxes; sales and use taxes; payroll taxes; and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes, which are not based on income, are accounted for in accordance with ASC 450-10, “Contingencies” (Contingencies Standard). Uncertain income tax positions taken on income tax returns are accounted for in accordance with ASC 740-10, “Income Taxes” (Income Taxes Standard). Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as: the availability of new information; the lapsing of applicable statutes of limitations; the conclusion of tax audits; the measurement of additional estimated liability based on current calculations; the identification of new tax contingencies; or the rendering of relevant court decisions.

Litigation

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The complaint seeks treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. The complaint also seeks injunctive relief and attorneys fees. Subsequent to the filing of that initial complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Orlando, Florida, and Las Vegas, Nevada. All of the cases have now been consolidated in federal district court in Atlanta. AirTran denies all allegations of wrongdoing and intends to defend vigorously any and all such allegations.

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

Restricted Cash and Letters of Credit

Restricted cash consists of amounts escrowed related to aircraft leases, amounts securing letters of credit, credit card holdbacks on advance ticket sales, cash escrowed for future interest payments and collateral to support derivative financial arrangements. As of September 30, 2009, $17.3 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

We also have a letter of credit facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The letter of credit facility is supported by a variety of assets. As of September 30, 2009, no amount was drawn against the $50 million letter of credit.

Note 3 – Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term and long-term investments, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents and short-term investments in what we believe are high credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available for sale securities. As of September 30, 2009, all of our investments were classified as short term and consisted of funds invested in a money market fund. During the quarter ended September 30, 2009, we redeemed all of our investments in an enhanced cash investment fund and recorded a $3.3 million gain classified as interest income. During the nine months ended September 30, 2008, we recorded a charge of $2.2 million to interest income for realized and unrealized losses related to our investments in available for sale securities.

We enter into various derivative financial instruments with financial institutions to seek to reduce the variability of the ultimate cash flows associated with fluctuations in jet fuel prices. We enter into both fuel related swap and option derivative financial arrangements. We do not hold or issue derivative financial instruments for trading purposes. As of September 30, 2009, we have entered into fuel related swap and option agreements, which pertain to 49 million gallons or 55 percent of our projected October through December 2009 fuel requirements, and 87 million gallons or 24 percent of our projected 2010 fuel requirements. As of October 19, 2009, we have entered into fuel related swap and option agreements, which pertain to 49 million gallons or 55 percent of our projected October through December 2009 fuel requirements, and 123 million gallons or 34 percent of our projected 2010 fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery margin swap agreements pertaining to certain periods pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs. As of October 19, 2009, we had entered into refinery margin swap agreements pertaining to approximately 40 percent of our projected October through December 2009 fuel requirements.

Realized and unrealized gains and losses on derivatives that are not designated as hedges for financial accounting purposes or that do not qualify for hedge accounting are recognized currently in other (income) expense. In order to simplify the financial reporting for fuel related derivatives, effective January 1, 2009, we no longer designate new fuel related derivative financial instruments as accounting hedges. For our hedges entered into prior to January 1, 2009, a majority of our historical fuel related derivative financial instruments did not qualify to be accounted for as hedges. Consequently, a majority of the gains and losses on such fuel related derivative financial instruments were classified as other (income) expense based on changes in estimated fair value. The gains and losses on other fuel related derivative financial instruments, designated as hedges for financial accounting purposes, are classified as a component of fuel expense when realized.

We continue to account for fuel related derivative financial instruments outstanding as of December 31, 2008 and previously designated as accounting hedges as hedges. The ineffective portion of changes in the fair value of each such derivative designated as a cash flow hedge is recognized currently in other (income) expense, and the effective portion of the change in the fair value is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to earnings as a component of fuel expense during the period in which the hedged transaction affects earnings.

We have interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest-rate changes on future interest expense and cash flows. Under these agreements, which expire between 2018 and 2020, we pay fixed rates between 2.95 percent and 5.085 percent and receive either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. During the nine months ended September 30, 2009, we entered into eleven interest rate swap arrangements pertaining to $293.3 million notional amount of outstanding debt. The notional amount of outstanding debt related to the interest rate swaps as of September 30, 2009 was $454.5 million. The primary objective for our use of interest rate swaps is to reduce the impact of the volatility of interest rates on our operating results. These interest rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in other (income) expense, and the effective portion of the change in fair value is recorded as a component of other comprehensive income (loss). The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate contracts	Current	$-	$-	$(13,751)	$(5,644)
Interest rate contracts	Noncurrent	7,076	-	(11,684)	(15,694)
Jet-fuel swaps and options	Current	798	2,722	(1,068)	(6,710)
Total		7,874	2,722	(26,503)	(28,048)

Derivatives not designated as hedging instruments
Jet-fuel options	Current	-	77	(1)	(548)
Crude swaps and options	Current	31,329	621	(3,013)	(56,744)
Crude swaps and options	Noncurrent	4,922	-	(370)	(4,922)
Other	Current	-	-	(6,736)	-
Total		36,251	698	(10,120)	(62,214)
Total derivatives		$44,125	$3,420	$(36,623)	$(90,262)

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

The following tables summarize the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (OCI) (in thousands):
	For the Three Months Ended September 30, 2009
	Amount of (gain) loss on derivatives recognized in OCI (effective portion)		Location of (gain) loss reclassified from accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from OCI into income (effective portion)		Net (gains) losses on derivative financial instruments
	2009	2008		2009	2008	2009	2008
Derivatives designated as hedging instruments

Interest rate contracts	$4,948	$1,900	Interest expense	$115	$36	$-	$-
Jet-fuel swaps and options	133	19,641	Aircraft fuel	1,069	(1,915)	18	229
	$5,081	$21,541		$1,184	$(1,879)	18	229

Derivatives not designated as hedging instruments

Jet-fuel options						2	(14,796)
Crude swaps and options						5,256	59,025
Other						5,005	(2,938)
						10,263	41,291
						$10,281	$41,520

	For the Nine Months Ended September 30, 2009
	Amount of (gain) loss on derivatives recognized in OCI (effective portion)		Location of (gain) loss reclassified from accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from OCI into income (effective portion)		Net (gains) losses on derivative financial instruments
	2009	2008		2009	2008	2009	2008
Derivatives designated as hedging instruments

Interest rate contracts	$(4,453)	$1,936	Interest expense	$496	$126	$-	$(46)
Jet-fuel swaps and options	760	(21,232)	Aircraft fuel	6,593	(11,133)	30	1,233
	$(3,693)	$(19,296)		$7,089	$(11,007)	30	1,187

Derivatives not designated as hedging instruments

Jet-fuel options						(469)	11,771
Crude swaps and options						(25,066)	(6,870)
Other						7,561	(2,938)
						(17,974)	1,963
						$(17,944)	$3,150

Based on fair values as of September 30, 2009, we expect to reclassify $1.9 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months due to the actual jet fuel purchases and the payment of variable interest associated with floating rate debt. However, the amounts actually realized will be dependent on the fair values as of the date of settlement.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds contractually specified amounts. As of September 30, 2009, we had provided the counterparties with collateral aggregating $20.1 million. The collateral is classified as restricted cash if the funds are held in our name and is classified as a deposit held by counterparty to derivative financial instrument if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability.

Note 4 –Debt

The components of debt were (in thousands):

	September 30, 2009	December 31, 2008
B737 Aircraft Purchase Financing Facilities:
Floating rate aircraft notes payable through 2021, 2.08 percent weighted-average interest rate as of September 30, 2009	$675,599	$655,931
Fixed rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of September 30, 2009	54,294	61,014
Fixed rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of September 30, 2009	80,003	80,854
Floating rate B737 aircraft pre-delivery deposit financings payable through 2009	—	18,135
7.0% convertible notes due 2023	95,835	125,000
5.5% convertible senior notes due 2015	69,500	69,500
Other	1,180	—
Total long-term debt	976,411	1,010,434
Less unamortized debt discount	(5,406)	(13,244)
	971,005	997,190
Less current maturities of long-term debt	(152,714)	(69,865)
Long-term debt less current maturities	$818,291	$927,325

Borrowing under revolving line of credit facility	$125,000	$90,000

As of October 19, 2009, all amounts outstanding under the revolving line of credit facility have been repaid.

During the nine months ended September 30, 2009, we reduced the outstanding principal amount of our 7% convertible notes by repurchasing $29.2 million of such notes in market transactions, which resulted in a $4.3 million gain classified as Other Income (Expense) - Other.

Maturities of debt outstanding as of September 30, 2009 for the remainder of 2009 and for the next four years, and thereafter, in aggregate, are (in millions): 2009-$140; 2010-$156; 2011-$65; 2012-$61; 2013-$72; thereafter-$608. Maturities for the remainder of 2009 at September 30, 2009 included $125 million outstanding under the revolving line of credit facility. As of October 19, 2009, all amounts outstanding under the revolving line of credit facility have been repaid. The holders of our 7% convertible notes due in 2023 may require us to repurchase such notes in 2010, 2013 or 2018. The maturities of debt amounts include the cash impact of the holders of such notes potentially exercising their options to require us to repurchase such notes prior to 2023; therefore, the $95.8 million principal amount of the 7% convertible notes is included in the 2010 maturity amount. We have the option to pay the repurchase price in shares of our common stock, in cash, or in any combination of the two. If the holders of the 7% convertible notes require us to repurchase the notes, it is our policy to pay the repurchase price in cash. The $95.8 million principal amount of the 7% convertible notes is classified as a current liability as of September 30, 2009.

As of September 30, 2009, the following assets served as collateral for outstanding debt:

•	Assets (primarily flight equipment) with a net book value of $1.1 billion served as collateral for the B737 and B717 notes.
•	Aircraft pre-delivery deposits served as collateral for pre-delivery deposit financing and for the Credit Facility.

Airways’s obligations under the Credit Facility are secured by the pledge of -- directly or indirectly -- its accounts receivable; ground equipment; aircraft parts; certain inventory; its residual interest in owned B717 aircraft; certain real property assets, and certain other assets, including various contract rights which include but are not limited to rights under certain purchase and sale agreements for aircraft and hedging agreements. Airway’s obligations under the Credit Facility are guaranteed by AirTran. Airways’ obligations and the related AirTran guarantee rank senior in right of payment to the subordinated indebtedness of the applicable company and rank equally with senior indebtedness of the applicable company.

Floating Rate B737 Aircraft Notes

During September 2009, we borrowed $50 million under a floating rate facility to finance the purchase of two B737 aircraft. The equipment notes are scheduled to mature through 2021, bear interest at a floating rate per annum above three-month US Dollar LIBOR, and require payments of principal and interest in monthly installments. Each note is secured by a first mortgage on the aircraft to which it relates.

5.25% Convertible Senior Notes

In October 2009, we completed a public offering of $115.0 million of our convertible senior notes due in 2016, which we refer to as the 5.25% convertible notes. The net proceeds are being used for general corporate purposes including improving our overall liquidity. Such notes bear interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1. The 5.25% convertible notes are senior unsecured obligations of Holdings and rank equally with all existing and future senior unsecured obligations of Holdings. The 5.25% convertible notes are effectively subordinated to all liabilities of our subsidiaries. The 5.25% convertible notes are convertible into shares of our common stock at a conversion rate of 164.0420 shares per $1,000 in principal amount of such notes which equals an initial conversion price of approximately $6.10 per share. This conversion rate is subject to adjustment in certain circumstances. Holders may convert their 5.25% convertible notes into shares of our common stock at their option at any time. The 5.25% convertible notes are not redeemable at our option prior to maturity. The holders of the 5.25% convertible notes may require us to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of principal amounts plus any accrued and unpaid interest.

7% Convertible Notes

In May 2003, we completed a private placement of $125 million of our 7% convertible notes due in 2023, which we refer to as our 7% convertible notes. The proceeds were used for general corporate purposes including improving our overall liquidity by providing working capital. Such notes bear interest at 7 percent, payable semi-annually on January 1 and July 1. The 7% convertible notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. Such notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways).

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

We separately account for the debt and equity components of the 7% convertible notes in a manner that reflects our estimated nonconvertible debt-borrowing rate of 15%. The principal amount, unamortized discount, net carrying amount of the debt and equity components as presented below are (in thousands):

	September 30, 2009	December 31, 2008
Principal Amount	$95,835	$125,000
Unamortized Discount	(5,306)	(13,244)
Net Carrying Amount	$90,529	$111,756
Additional paid-in capital, net of tax	$26,441	$27,411

We recorded contractual interest expense of $1.7 million and $5.6 million for the three and nine months ended September 30, 2009, respectively, and $2.2 million and $6.6 million for the three and nine months ended September 30, 2008, respectively. We also recorded interest expense related to debt discount amortization of $1.7 million and $5.4 million for the three and nine months ended September 30, 2009, respectively, and $1.9 million and $5.4 million for the three and nine months ended September 30, 2008, respectively.

At September 30, 2009, the unamortized discount has a remaining recognition period of 9 months assuming redemption at the first repurchase date on July 1, 2010. At September 30, 2009, the if-converted value of the 7% convertible notes did not exceed the principal amount.

In 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the nine months ended September 30, 2009, we repurchased $29.2 million of our 7% convertible notes resulting in a gain of $4.3 million. Repurchases pursuant to the Board's authorization may be effected, suspended or terminated at any time, or from time-to-time at the discretion of management or the Board without prior notice and it is uncertain whether or not we will repurchase additional 7% convertible notes.

Credit Facility

In July 2008, Airways, obtained a letter of credit facility which provided for a financial institution to issue letters of credit.  Such letter of credit facility was amended and restated in October 2008 to, among other things, provide Airways with a revolving line of credit. We generally refer to the combined letter of credit facility and revolving line of credit facility as a whole as the Credit Facility, and we generally refer to its components as the letter of credit facility and the revolving line of credit facility, respectively.

The following discussion summarizes the terms of the Credit Facility as amended in September 2009.  Under the revolving line of credit facility we are permitted to borrow, upon two  (2) business days notice, until December 31, 2010 (the Expiration Date), up to $125 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution, until 30 days prior to the Expiration Date, of letters of credit for the benefit of one or more of our credit card processors. The aggregate amount of outstanding letters of credit under the letter of credit facility plus the outstanding amount borrowed under the revolving line of credit facility is not permitted to exceed an aggregate of $175 million. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three (3) business days to the extent that our aggregate unrestricted cash and investment amount exceeds $405 million at any time. We are also required to pay a facility fee, letter of credit fees and fees on undrawn amounts under the revolving line of credit facility. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2008, September 30, 2009 and October 19, 2009, we had $90 million, $125 million and no outstanding borrowings under the revolving line of credit facility, respectively. As of December 31, 2008, a $125 million letter of credit had been issued for the benefit our largest credit card processor. As of September 30, 2009, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was reduced to $50 million.

The aggregate of amounts borrowed and outstanding letters of credit under the Credit Facility is not permitted to exceed the estimated value of the collateral securing such facility. The Credit Facility includes various covenants, including limitations on:   dividends and distributions; the incurrence of indebtedness; the prepayment of indebtedness; and mergers and acquisitions. In the event of a change in control, as defined, the lender may require us to post cash collateral to secure the letter of credit obligations and require us to repay outstanding loans under the revolving line of credit facility. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising from tickets sold during the period of exposure to be covered by the letter of credit, which, in the case of the sole letter of credit outstanding in favor of our largest credit card processor, will end November 30, 2009, but is subject to periodic extensions, at the discretion of the lender, ending not later than December 31, 2010, and is subject to earlier termination upon the occurrence of a material adverse change in our financial condition or other like event. We expect that the period of exposure covered by the initial letter of credit will be periodically extended through December 31, 2010, in the absence of a material adverse change in our financial condition or other like event. The letter of credit in favor of our largest credit card processor will expire no later than eighteen months after the end of the period of exposure covered. The periods of exposure to be covered by, and expiration dates of, subsequently issued letters of credit will be determined by mutual agreement between the lender and us.

In connection with the Credit Facility, on October 31, 2008, we issued warrants expiring on October 31, 2011, to purchase approximately 4.7 million shares of our common stock for $4.49 per share. The $8.6 million aggregate fair value of the warrants at the date of issuance was recorded as debt issuance cost with a corresponding increase in paid in capital.  The amortization of the debt issuance cost is classified as interest expense.  In September 2009, we entered into an agreement whereby we issued and exchanged 2.9 million shares of our common stock for all of the previously issued and outstanding warrants, which warrants were thereafter cancelled.

Note 5 - Fair Value Measurements

We adopted the required provisions of ASC 820-10, “Fair Value Measurements and Disclosures” (Fair Value Measurements and Disclosures Standard), as of January 1, 2008, and adopted certain deferred provisions on January 1, 2009. The Fair Value Measurements and Disclosures Standard is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. The Fair Value Measurements and Disclosures Standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Fair Value Measurements and Disclosures Standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1- observable inputs such as quoted prices in active markets;

Level 2- inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3- unobservable inputs in which there are little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques noted in the Fair Value Measurements and Disclosures Standard. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset; (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets and (liabilities) measured at fair value on a recurring basis during the period were as follows (in thousands):

	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$406,085	$—	$406,085	$—	Market
Short-term investments	2,156	—	2,156	—	Market
Interest rate derivatives, net	(18,359)	—	(18,359)	—	Market
Fuel derivatives, net	25,861	—	—	25,861	Market

The financial statement carrying amounts and estimated fair values of our debt at September 30, 2009 were as follows (in thousands):

	Carrying Value	Estimated Fair Value
B737 Aircraft Purchase Financing Facilities:
Floating rate aircraft notes payable through 2021	$675,599	$534,691
Fixed rate aircraft notes payable through 2018	54,294	48,444
Fixed rate B717 aircraft notes payable through 2017	80,003	69,461
7.0% convertible notes due 2023	90,529	94,326
5.5% convertible senior notes due 2015	69,500	125,274
Other	1,180	1,180
Borrowing under revolving line of credit facility	125,000	125,000
	$1,096,105	$998,376

The fair value of our debt was estimated using quoted market prices where available. For long-term debt not actively traded, the fair value was estimated using a discounted cash flow analysis based on our current borrowing rates for instruments with similar terms. The fair values of our other financial instruments and borrowings under our revolving line of credit facility approximate their respective carrying values. Given the current volatility in the credit markets, there is an atypical element of uncertainty associated with valuing debt securities, including our debt securities.

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2009 through September 30, 2009 follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel related derivative asset (liability):
Balance at January 1, 2009	$(65,504)
Total realized and unrealized gains or (losses):
Included in earnings	11,348
Included in other comprehensive income	5,834
Purchases, issuances, and settlements	74,183
Balance at September 30, 2009	$25,861
The amount of total gains or (losses) for the nine months ended September 30, 2009, included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2009	$19,065

Note 6 – Income Tax Expense (Benefit)

Our effective tax rate was 2.2 percent and 0.8 percent for the three and nine months ended September 30, 2009 compared to 13.6 percent and 21.0 percent for the three and nine months ended September 30, 2008. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent state composite statutory rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses that are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses measured over the past three years. Therefore, we are required to provide a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. We reported income before income taxes during both the three and nine-month periods ended September 30, 2009; however, we did not recognize material tax expense in either period due to reductions in the valuation allowance which largely offset income tax expense for the periods. During the nine months ended September 30, 2009, we recognized $0.9 million of income tax expense related to our repurchase of a portion of our 7% convertible notes.

The total amount of unrecognized tax benefits and related interest and penalties was not material as of December 31, 2008. During 2009, we determined that it was more likely than not that certain tax positions taken in the preparation of prior year income tax returns would not be sustained on the basis of technical merit. Consequently, we reduced deferred tax assets by $4.6 million and also reduced the valuation allowance for deferred tax assets by the same amount with no net impact on income tax expense (benefit). As of September 30, 2009, we had recorded a $29.7 million valuation allowance applicable to our net deferred tax assets and our deferred tax assets net of the valuation allowance equaled our gross deferred tax liabilities. Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

Note 7 – Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
NUMERATOR:
Net income (loss) available to common stockholders	$10,426	$(94,553)	$117,571	$(144,740)
Plus income effect of assumed conversion-interest on 5.5% convertible notes	957	—	2,867	—
Income after assumed conversion, diluted	$11,383	$(94,553)	$120,438	$(144,740)
DENOMINATOR:
Weighted-average shares outstanding, basic	120,482	117,177	120,158	106,170
Effect of 7.0% convertible notes	—	—	—	—
Effect of 5.5% convertible notes	18,099	—	18,099	—
Effect of dilutive stock options	220	—	132	—
Effect of dilutive restricted stock awards	416	—	329	—
Effect of warrants to purchase common stock	1,408	—	899	—
Weighted-average shares outstanding, diluted	140,625	117,177	139,617	106,170
EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.09	$(0.81)	$0.98	$(1.36)
Diluted	$0.08	$(0.81)	$0.86	$(1.36)

Excluded from the diluted earnings per share calculations for 2009 is the impact on the weighted average shares outstanding of the 8.6 million shares related to our 7.0% convertible notes that are issuable upon conversion which would have been anti-dilutive for the period.

Excluded from the diluted earnings per share calculations for 2008 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2008: 11.2 million shares related to our 7.0% convertible notes that are issuable upon conversion; 19.5 million shares related to our 5.5% convertible notes that are issuable upon conversion; 2.9 million shares related to our outstanding stock options; and 1.6 million shares related to our unvested restricted stock awards.

During October 2009, we completed a public offering of 11.3 million shares of our common stock at a price of $5.08 per share, receiving net proceeds of approximately $54.7 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

Note 8 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our post-employment obligations. The components of “Accumulated other comprehensive income (loss)” are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2009	$(25,569)	$(191)	$(25,760)
Changes in fair value, net of income taxes	3,693	—–	3,693
Reclassification to earnings, net of income taxes	7,089	57	7,146
Balance at September 30, 2009	$(14,787)	$(134)	$(14,921)

Balance at January 1, 2008	$1,117	$233	$1,350
Changes in fair value, net of income taxes	12,091	—–	12,091
Reclassification to earnings, net of income taxes	(6,910)	59	(6,851)
Balance at September 30, 2008	$6,298	$292	$6,590

Total comprehensive income (loss) was $6.5 million and $128.4 million for the three and nine months ended September 30, 2009, respectively, and $(109.2) million and $(139.5) million for the three and nine months ended September 30, 2008, respectively.

Note 9 – Stock Option Awards and Restricted Stock Awards

Restricted stock awards, market-based (performance stock) awards, and stock options have been granted to certain of our officers, directors and key employees. Restricted stock awards are grants of shares of our common stock, which typically vest over time (generally three years). Our market-based awards are grants of our common stock that vest, if at all, at the end of the specified performance period (currently three years) in amounts that are largely dependent on the achievement of specified goals which are expressed in terms of threshold, target, and maximum award achievement levels. During the first nine months of 2009 and 2008, we granted restricted stock awards for approximately 664,000 and 914,000 shares, respectively, and approximately 551,000 and 347,000 shares of restricted stock vested, respectively. During the first nine months of 2009, we granted market-based awards for up to 360,360 shares of our common stock. The estimated fair value of the market-based share awards at the date of grant is being recognized ratably as compensation expense over the three-year service period. No market-based awards were granted in the first nine months of 2008. No stock options were granted in either period.

Compensation expense for our restricted stock grants and market-based awards was $1.5 million and $4.6 million during the three and nine months ended September 30, 2009, respectively, and $1.6 million and $4.5 million during the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, we have $8.4 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 2.0 million restricted shares which were outstanding at such date, but which had not yet vested and for market-based awards. Unvested restricted shares are not included in reported common shares outstanding amounts. As shares vest, restricted shares are transferred to common shares.

As of September 30, 2009, options to purchase 2.0 million shares of common stock, at exercise prices between $3.90 and $13.80 per share were outstanding.  All outstanding options to purchase common shares were exercisable as of September 30, 2009.

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

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland, Milwaukee, Wisconsin, and Orlando, Florida. As of October 19, 2009, we operated 86 Boeing 717-200 aircraft (B717) and 52 Boeing 737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 62 locations in the United States, including San Juan, Puerto Rico, and to Cancun, Mexico. Additionally, we will commence scheduled services to Aruba, Key West, Florida, and Nassau, The Bahamas in December 2009 and to Lexington, Kentucky and Montego Bay, Jamaica in February 2010. During the first nine months of 2009, we initiated new service to Allentown/Bethlehem, Pennsylvania, Asheville, North Carolina, Atlantic City, New Jersey, Branson, Missouri, Charleston, West Virginia, Knoxville, Tennessee, and Cancun, Mexico. We offer very competitive fares by concentrating on keeping our unit costs low. The enthusiasm and skill of our employees has also been a key to our success.

After six consecutive years of profitability, during 2008, we were faced with record high jet fuel prices, an adverse macroeconomic environment, and disrupted capital markets. During 2008, we undertook a variety of actions to respond to these challenges including: reducing capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; reducing other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of derivative financial arrangements to hedge the cost of fuel; and managing our costs and employment levels. We also completed capital market transactions in 2008 exceeding $375 million, including: issuing convertible debt and common equity securities; entering into a letter of credit facility to reduce our exposure to holdbacks of cash remittances by a credit card processor; and obtaining a combined letter of credit facility (the letter of credit facility) and revolving line of credit facility (the revolving line of credit facility) which combined facility is referred to as the Credit Facility.

During 2009, we have taken additional steps to enhance our liquidity and our operating performance has substantially improved. In September 2009, our Credit Facility was amended to, among other things: extend the expiration date of the facility to December 31, 2010; increase the amount that may be borrowed under the revolving line of credit to $125 million; and reduce the maximum aggregate amount of outstanding letters of credit plus outstanding borrowing to $175 million. During October 2009, we completed a public offering of $115.0 million of our 5.25% convertible senior notes due in 2016 and a public offering of 11.3 million shares of our common stock at a price of $5.08 per share. The net proceeds from the two offerings, which aggregated $166.3 million, are being used for general corporate purposes including improving our overall liquidity.

During the three and nine months ended September 30, 2009, we reported operating income of $37.0 million and $150.9 million, net income of $10.4 million and $117.6 million, and diluted earnings per common share of $0.08 and $0.86, respectively. Due to the pronounced reduction in jet fuel price levels during the first nine months of 2009 compared to the first nine months of 2008 and the actions that we have undertaken, our operating results for the three and nine months ended September 30, 2009 were substantially improved compared to the analogous periods of 2008. During the three and nine months ended September 30, 2008, we reported an operating loss of $47.4 million and $129.2 million, a net loss of $94.6 million and $144.7 million, and diluted loss per common share of $0.81 and $1.36, respectively.

Our third quarter 2009 operating income improved by $84.4 million compared to the third quarter of 2008. The reduction in the average cost of jet fuel per gallon resulted in a $176.9 million decrease in our aircraft fuel expense during the third quarter of 2009 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the third quarter of 2008. The favorable impact of the reduced average fuel cost per gallon was somewhat offset by the unfavorable impacts of adverse macroeconomic conditions and higher non-fuel unit operating costs. More specifically, our total unit revenue per available seat mile decreased by 10.5 percent to 9.68 cents and our non-fuel unit operating costs per available seat mile increased by 4.7 percent to 6.00 cents compared to the third quarter of 2008. Continuing a trend which started in September 2008, in the quarter ended September 30, 2009, we reduced capacity as measured by available seat miles. We believe that the 0.8 percent reduction in third quarter 2009 capacity compared to third quarter 2008 capacity had the salutary effect of partially mitigating the unfavorable impact of adverse macroeconomic conditions on our unit revenues. However, the capacity reduction was also a contributing factor to the increase in our non-fuel unit operating costs.

Other Accomplishments

During the first nine months of 2009, we:

•	Carried in excess of 18 million revenue passengers;

•
Ranked first among all low-cost carriers for the second consecutive year in the Airline Quality Rating. This is the fifth consecutive year AirTran ranked third or higher for quality among all U.S. carriers in this prestigious rating;

•
Became the first major airline to offer passengers wireless, broadband Internet access on every flight. AirTran passengers now have full Internet access including: Web, e-mail, instant messaging and access to corporate e-mail and network systems (virtual private networks) – through their Wi-Fi enabled laptops, smartphones and personal digital assistants (PDAs);

•	Announced that we will commence scheduled services to Aruba, Key West, Florida, and Nassau, The Bahamas in December 2009 and to Lexington, Kentucky and Montego Bay, Jamaica in February 2010;

•	Initiated service to Allentown/Bethlehem, Pennsylvania, Asheville, North Carolina, Atlantic City, New Jersey, Branson, Missouri, Charleston, West Virginia, Knoxville, Tennessee, and Cancun, Mexico;

•
Entered into a multi-year partnership with the National Football League’s Atlanta Falcons that includes: joint promotions, prominent signage at the Georgia Dome, a specially designed, Falcons-themed Boeing 717 and billboards and other advertising featuring Falcon players in full uniform.

•
Became the official airline of the National Basketball Association’s Orlando Magic, entering into a multi-year partnership that includes: designation as a Magic “Champion of the Community”, unparalleled team and facility access, brand recognition visibility, and category exclusivity; and

•	Launched seventeen other new non-stop routes.

2009 Outlook

We expect our mix of low fares, excellent customer service, an affordable Business Class product, wireless broadband Internet access, and one of the youngest all-Boeing aircraft fleets will provide product value that customers will continue to find attractive.

Our projected capacity, as measured by available seat miles (ASMs), compared to the analogous periods of 2008 are as follows:

Period	Percent Change
Fourth Quarter 2009	Increase approximately 7%
2009 as a whole	Decrease 2% to 3%

Our projected unit revenue and non-fuel unit cost for the fourth quarter of 2009 compared to the fourth quarter of 2008 are as follows:

Percent Change
Total revenue per ASM (1)	Decrease 7% to 8%
Non-fuel operating cost per ASM (2)	Increase 1% to 2%

(1)	Total revenue divided by ASMs
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

Current adverse macroeconomic conditions have affected our revenues and if current macroeconomic conditions continue or worsen, such conditions may further impact our near term revenues.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

The table below sets forth selected financial and operating data for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Percentage Increase (Decrease)
	2009		2008
Revenue passengers	6,533,184		6,612,928		(1.2)
Revenue passenger miles (RPM) (000s) (1)	5,172,347		5,260,949		(1.7)
Available seat miles (ASM) (000s) (2)	6,170,977		6,221,858		(0.8)
Passenger load factor (3)	83.8 percent		84.6 percent		(0.8)	pts
Departures	65,559		66,337		(1.2)
Average aircraft stage length (miles) (4)	749		745		0.5
Average fare (excluding transportation taxes) (5)	$81.04		$96.07		(15.6)
Average yield per RPM (6)	10.24	¢	12.08	¢	(15.2)
Passenger revenue per ASM (RASM) (7)	8.58	¢	10.21	¢	(16.0)
Total revenue per ASM (8)	9.68	¢	10.82	¢	(10.5)
Operating cost per ASM (CASM) (9)	9.08	¢	11.58	¢	(21.6)
Non-fuel operating cost per ASM (10)	6.00	¢	5.73	¢	4.7
Average cost of aircraft fuel per gallon (11)	$1.98		$3.82		(48.2)
Gallons of fuel burned (000’s)	96,098		95,303		0.8
Operating aircraft in fleet at end of period	136		139		(2.2)
Average daily utilization (hours: minutes) (12)	11:24		11:12		1.8
Full-time equivalent employees at end of period	7,717		7,372		4.7

	Nine Months Ended September 30,				Percentage Increase (Decrease)
	2009		2008
Revenue passengers	18,086,257		18,864,674		(4.1)
Revenue passenger miles (RPM) (000s) (1)	14,076,956		14,737,024		(4.5)
Available seat miles (ASM) (000s) (2)	17,498,261		18,450,013		(5.2)
Passenger load factor (3)	80.4 percent		79.9 percent	`	0.5	pts
Departures	188,576		198,978		(5.2)
Average aircraft stage length (miles) (4)	740		737		0.4
Average fare (excluding transportation taxes) (5)	$85.84		$98.62		(13.0)
Average yield per RPM (6)	11.03	¢	12.62	¢	(12.6)
Passenger revenue per ASM (RASM) (7)	8.87	¢	10.08	¢	(12.0)
Total revenue per ASM (8)	9.96	¢	10.64	¢	(6.4)
Operating cost per ASM (CASM) (9)	9.10	¢	11.34	¢	(19.8)
Non-fuel operating cost per ASM (10)	6.34	¢	5.92	¢	7.1
Average cost of aircraft fuel per gallon (11)	$1.77		$3.53		(49.9)
Gallons of fuel burned (000’s)	272,264		283,169		(3.9)
Operating aircraft in fleet at end of period	136		139		(2.2)
Average daily utilization (hours: minutes) (12)	11:00		11:18		(2.7)
Full-time equivalent employees at end of period	7,717		7,372		4.7

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Total aircraft miles flown divided by departures
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
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

(11)	Total fuel expense, including taxes and into-plane fees, divided by gallons of fuel burned
(12)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended September 30, 2009 and 2008

Summary

During the three months ended September 30, 2009, we reported operating income of $37.0 million, net income of $10.4 million, and diluted earnings per common share of $0.08. Due to the substantial reduction in the average cost of jet fuel per gallon and the actions that we have undertaken, our operating results for the quarter were substantially improved compared to the third quarter of 2008. During the three months ended September 30, 2008, we reported an operating loss of $47.4 million, a net loss of $94.6 million, and diluted loss per common share of $0.81.

Operating Revenues

Our operating revenues for the three months ended September 30, 2009 decreased $75.9 million (11.3 percent) due to the net effect of a $105.9 million decrease in passenger revenues and a $30.0 million increase in other revenues compared to the three months ended September 30, 2008. Our total revenue per available seat mile for the third quarter of 2009 was 9.68 cents, a decrease of 10.5 percent compared to the third quarter of 2008. We believe that our capacity reductions combined with increases in ancillary fees partially mitigated the unfavorable impact of adverse macroeconomic conditions by preventing a more pronounced erosion of total unit revenues.

The $105.9 million (16.7 percent) decrease in passenger revenue was due to lower capacity, reduced traffic, and reduced passenger yield. We believe the reductions in traffic and yield were attributable in large part to weak air travel demand caused by adverse macroeconomic conditions. During the three months ended September 30, 2009, we reduced our capacity by 0.8 percent compared to the three months ended
September 30, 2008. The reduction in capacity was the intended consequence of a reduction in our aircraft fleet size caused by actions we took in 2008 to defer aircraft deliveries and sell aircraft. The reduced capacity coupled with a 1.7 percent decrease in revenue passenger miles produced an average passenger load factor of 83.8 percent, which was a 0.8 percentage point decrease compared to the record load factor recorded for the three months ended September 30, 2008. Average yield per revenue passenger mile was 10.24 cents, 15.2 percent lower than the analogous period in 2008.

Other revenues for the three months ended September 30, 2009, increased $30.0 million (79.0 percent) compared to the three months ended September 30, 2008, reflecting in large part pricing changes for ancillary customer services resulting from the unbundling of our service product. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the three months ended September 30, 2009, decreased $160.3 million (22.2 percent) and decreased 21.6 percent on a unit cost basis, as measured by operating cost per ASM (CASM) compared to the three months ended September 30, 2008. Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the three months ended September 30, 2009. The decrease in total operating cost per ASM was the net result of a 47.4 percent decrease in fuel cost per ASM and a 4.7 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table presents our CASM for the indicated periods:

	Three months ended September30,				Percent Increase (Decrease)
	2009		2008
Aircraft fuel	3.08	¢	5.85	¢	(47.4)%
Salaries, wages and benefits	1.99		1.93		3.1
Aircraft rent	0.98		0.97		1.0
Maintenance, materials and repairs	0.81		0.64		26.6
Distribution	0.41		0.43		(4.7)
Landing fees and other rents	0.61		0.58		5.2
Aircraft insurance and security services	0.09		0.09		—
Marketing and advertising	0.15		0.16		(6.3)
Depreciation and amortization	0.23		0.25		(8.0)
(Gain) loss on disposition of assets	(0.10)		(0.15)		(33.3)
Other operating	0.83		0.83		—
Total CASM	9.08	¢	11.58	¢	(21.6)%

Aircraft fuel decreased 47.4 percent on a cost per ASM basis. For the three months ended September 30, 2009, our average fuel cost per gallon, including taxes and into-plane fees, decreased 48.2 percent from $3.82 during the third quarter of 2008 to $1.98 during the third quarter of 2009.

Maintenance, materials and repairs expense increased 26.6 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe checks and rate increases in certain of our power-by-the-hour maintenance agreements.

Landing fees and other rents increased 5.2 percent on a cost per ASM basis primarily due to higher rental rates at various airports for gate and certain terminal space, and increases in our share of gate and terminal space at certain airports.

Marketing and advertising costs decreased 6.3 percent on a cost per ASM basis due to planned decreases in spending levels associated with print and radio advertising.

Depreciation and amortization decreased 8.0 percent on a cost per ASM basis primarily due to sales of aircraft. Three B737 aircraft were sold in the third quarter of 2008 and three were sold in the fourth quarter of 2008. Additionally, we did not place any aircraft into service during the nine months ended September 30, 2009.

(Gain) loss on disposition of assets for the three months ended September 30, 2009 and 2008 was ($6.4) million and ($9.3) million, respectively. (Gain) loss on disposition of assets pertains primarily to aircraft related transactions. During the three months ended September 30, 2009, we recognized a $6.6 million gain pertaining primarily to the deposits we previously received from the potential buyer who defaulted on its obligation to purchase two B737 aircraft. During the three months ended September 30, 2008, we sold three B737 aircraft.

Other (Income) Expense

Other (income) expense, net decreased by $35.6 million to $26.4 million net expense for the third quarter of 2009 compared to $62.0 million net expense for the third quarter of 2008. Other (income) expense, net includes: interest income; interest expense, capitalized interest; net (gains) losses on derivative financial instruments; and other.

Interest income increased by $2.9 million from the quarter ended September 30, 2008 to $3.8 million for the quarter ended September 30, 2009. During the three months ended September 30, 2009, we redeemed all of our investments in an enhanced cash investment fund and recorded a $3.3 million gain classified as interest income. During the three months ended September 30, 2008, we recorded a charge of $1.3 million to interest income for realized and unrealized losses related to our investments in available for sale securities.

Interest expense, including amortization of debt issuance costs, decreased by $2.5 million from the quarter ended September 30, 2008 to $20.1 million for the quarter ended September 30, 2009. The decrease was due primarily to the net effects of the following: the favorable impact of lower interest rates applicable to variable interest rate debt due to declines in market interest rates; interest on our 5.5% convertible senior notes issued in May 2008; and interest on our Credit Facility obtained in 2008.

Capitalized interest decreased by $1.0 million from the quarter ended September 30, 2008 to $0.2 million for the quarter ended September 30, 2009. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

We reported net losses on derivative financial instruments of $10.3 million for the third quarter of 2009, compared to net losses of $41.5 million for the third quarter of 2008. Net (gains) losses on derivative financial instruments consists primarily of realized and unrealized gains and losses on fuel related derivatives which either did not qualify for hedge accounting or were not designated as hedges for financial accounting purposes.

Income Tax Expense (Benefit)

Our effective tax rate was 2.2 percent and 13.6 percent for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent state composite statutory rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses that are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. Also, during the nine months ended September 30, 2008, we recorded an $8.4 million charge to write-off all of the carrying value of our goodwill. Because this write-off is not deductible for income tax purposes, we did not record a tax benefit and consequently our effective tax rate was reduced.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including a portion of the deferred tax asset associated with loss carryforwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses measured over the past three years, and that we are therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. We reported income before income taxes during both the three and nine month periods ended September 30, 2009; however, we did not recognize material tax expense in either period due to reductions in the valuation allowance which largely offset income tax expense for the periods.

Regardless of the financial accounting for income taxes, our net operating loss carryforwards are currently available for use on our income tax returns to offset future taxable income.

For the nine months ended September 30, 2009 and 2008

Summary

During the nine months ended September 30, 2009, we reported operating income of $150.9 million, net income of $117.6 million, and diluted earnings per common share of $0.86. Due to the pronounced reduction in the average cost of jet fuel per gallon during the first nine months of 2009 compared to the first nine months of 2008 and the actions that we have undertaken, our operating results for the period were substantially improved compared to the analogous period of 2008. During the nine months ended September 30, 2008, we reported an operating loss of $129.2 million, a net loss of $144.7 million, and diluted loss per common share of $1.36.

Operating Revenues

Our operating revenues for the nine months ended September 30, 2009 decreased $220.1 million (11.2 percent) due to the net effect of a $307.9 million decrease in passenger revenues and a $87.8 million increase in other revenues compared to the nine months ended September 30, 2008. Our total revenue per available seat mile for the nine months ended September 30, 2009 was 9.96 cents, a decrease of 6.4 percent compared to the analogous period of 2008. We believe that our capacity reductions combined with increases in ancillary fees partially mitigated the unfavorable impact of current adverse macroeconomic conditions by preventing a more pronounced erosion of total unit revenues.

The $307.9 million (16.5 percent) decrease in passenger revenue was due to lower seat capacity, reduced traffic, and reduced passenger yield. We believe the reductions in traffic and yield were attributable in large part to the weak air travel demand caused by adverse macroeconomic conditions. Additionally, although a relatively small portion of our route system is outside the United States, the public’s concern with the H1N1 flu virus did have unfavorable impacts on both our advance reservations and passenger revenue during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we reduced our capacity by 5.2 percent compared to the nine months ended September 30, 2008. The reduction in capacity was primarily the intended consequence of a reduction in our aircraft fleet size caused by actions we took in 2008 to defer aircraft deliveries and sell aircraft. The reduced capacity coupled with a 4.5 percent decrease in revenue passenger miles produced an average passenger load factor of 80.4 percent, which was a 0.5 percentage point increase compared to the nine months ended September 30, 2008. Average yield per revenue passenger mile was 11.03 cents, 12.6 percent lower than the analogous period in 2008.

Other revenues for the nine months ended September 30, 2009, increased $87.8 million (85.5 percent) compared to the nine months ended September 30, 2008, reflecting in large part pricing changes for ancillary customer services resulting from the unbundling of our service product. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2009, decreased $500.2 million (23.9 percent) and decreased 19.8 percent on a unit cost basis, as measured by operating cost per ASM (CASM) compared to the nine months ended September 30, 2008. Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the nine months ended September 30, 2009. The decrease in total operating costs per ASM was the net result of a 49.1 percent decrease in fuel cost per ASM and a 7.1 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table presents our CASM for the indicated periods:

	Nine months ended September 30,				Percent Increase (Decrease)
	2009		2008
Aircraft fuel	2.76	¢	5.42	¢	(49.1)%
Salaries, wages and benefits	2.08		1.96		6.1
Aircraft rent	1.04		0.99		5.1
Maintenance, materials and repairs	0.83		0.68		22.1
Distribution	0.40		0.42		(4.8)
Landing fees and other rents	0.62		0.57		8.8
Aircraft insurance and security services	0.09		0.09		—
Marketing and advertising	0.18		0.17		5.9
Depreciation and amortization	0.24		0.23		4.3
(Gain) loss on disposition of assets	(0.02)		(0.09)		(77.8)
Impairment of goodwill	—		0.05		—
Other operating	0.88		0.85		3.5
Total CASM	9.10	¢	11.34	¢	(19.8)%

Aircraft fuel decreased 49.1 percent on a cost per ASM basis. For the nine months ended September 30, 2009, our average fuel cost per gallon, including taxes and into-plane fees, decreased 49.9 percent from $3.53 during the nine months ended September 30, 2008 to $1.77 during the analogous period of 2009.

Salaries, wages and benefits expense increased 6.1 percent on a cost per ASM basis because expenses were relatively unchanged while ASMs declined by 5.2 percent.

Aircraft rent increased 5.1 percent on a cost per ASM basis because rent expense was relatively flat for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, while ASMs declined by 5.2 percent.

Maintenance, materials and repairs expense increased 22.1 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe checks and rate increases in certain of our power-by-the-hour maintenance agreements.

Landing fees and other rents increased 8.8 percent on a cost per ASM basis primarily due to increased landing fees, higher rental rates at various airports for gate and certain terminal space, and increases in our share of gate and terminal space at certain airports.

Marketing and advertising costs increased 5.9 percent on a cost per ASM basis due to additional spending associated with efforts to stimulate demand, particularly related to fare sales, and the launch of our fleet wide high speed internet service.

(Gain) loss on disposition of assets for the nine months ended September 30, 2009 and 2008 was ($3.1) million and ($15.8) million, respectively. (Gain) loss on disposition of assets pertains primarily to aircraft related transactions. During the nine months ended September 30, 2009, we recognized:  $2.4 million loss for the write-off of capitalized interest related to the release in the second quarter of our obligation to purchase two B737 aircraft which Boeing sold to an unrelated foreign airline; and, $6.6 million gain related to the deposits we previously received from the potential buyer who defaulted on its obligation to purchase two B737 aircraft in the third quarter. During the nine months ended September 30, 2008, we sold five B737 aircraft.

Other (Income) Expense

Other (income) expense, net decreased by $21.7 million to $32.4 million for the nine months ended September 30, 2009 compared to $54.1 million for the analogous period of 2008. Other (income) expense, net includes: interest income; interest expense, capitalized interest; net (gains) losses on derivative financial instruments; and other.

Interest income decreased by $0.2 million from the nine months ended September 30, 2008 to $5.2 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we redeemed all of our investments in an enhanced cash investment fund and recorded a $3.3 million gain classified as interest income. During the nine months ended September 30, 2008, we recorded a charge of $2.2 million classified as interest income for realized and unrealized losses related to our investments in available for sale securities.

Interest expense, including amortization of debt issuance costs, decreased by $2.3 million from the nine months ended September 30, 2008 to $61.1 million for the nine months ended September 30, 2009. The decrease was primarily due to the net effects of the following: the favorable impact of lower interest rates applicable to variable interest rate debt due to declines in market interest rates; interest on our 5.5% convertible senior notes issued in May 2008; and interest on our Credit Facility obtained in the third quarter of 2008.

Capitalized interest decreased by $5.8 million from the nine months ended September 30, 2008 to $1.2 million for the nine months ended September 30, 2009. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

We reported net (gains) on derivative financial instruments of ($17.9 million) for the nine months ended September 30, 2009, compared to a net loss of $3.2 million for the nine months ended September 30, 2008. Net (gains) losses on derivative financial instruments consists primarily of realized and unrealized gains and losses on fuel related derivatives which either did not qualify for hedge accounting or were not designated as hedges for financial accounting purposes.

During the nine months ended September 30, 2009, we repurchased $29.2 million of our 7% convertible notes resulting in a gain of $4.3 million, which is classified as other.

Income Tax Expense

Our effective tax rate was 0.8 percent and 21.0 percent for the nine months ended September 30, 2009 and 2008, respectively. We did not report material tax expense for the nine months ended September 30, 2009 due to a reduction in the valuation allowance for deferred tax assets. However, during the nine months ended September 30, 2009, we recognized $0.9 million of income tax expense related to our repurchase of our 7% convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had aggregate unrestricted cash, cash equivalents, and short-term investments of $408.2 million, and we also had $55.2 million of restricted cash. As of September 30, 2009, we had $125 million of borrowing outstanding under our revolving line of credit facility. During the nine months ended September 30, 2009, our primary sources of cash were cash provided by operating activities, borrowings under our revolving line of credit facility, and borrowings to finance aircraft acquisitions. Our primary uses of cash were repayment of long-term debt, repayment of borrowings under the revolving line of credit facility, and expenditures for the acquisition of two B737 aircraft. As of October 19, 2009, we had no borrowing outstanding under our revolving line of credit facility and a $50 million letter of credit had been issued under our letter of credit facility.

In September 2009, we entered into amendments to (a) our letter of credit facility (the letter of credit facility) and revolving line of credit facility (the revolving line of credit facility) which combined facility we refer to as the Credit Facility and (b) our credit card processing agreement with our largest credit card processor (as measured by volume processed for us). The Credit Facility was amended to:

•	Extend the expiration date to December 31, 2010;

•	Increase the amount that may be borrowed under the revolving line of credit facility from $90 million to $125 million; and

•	Reduce the permitted maximum aggregate amount of outstanding letters of credit plus outstanding borrowing under the Credit Facility from $215 million to $175 million.

Our agreement with our largest credit card processor was amended to extend the expiration date from December 31, 2009 to December 31, 2010.

During October 2009, we completed a public offering of $115.0 million of our 5.25% convertible senior notes due in 2016 and a public offering of 11.3 million shares of our common stock at a price of $5.08 per share. The net proceeds from the two offerings aggregated $166.3 million, after deducting offering expenses, discounts and commissions paid to the underwriters, including the exercise of the underwriter over-allotment options. The net proceeds are being used for general corporate purposes including improving our overall liquidity. The 5.25% convertible notes are convertible into shares of our common stock at a conversion rate of 164.0420 shares per $1,000 in principal amount of such notes which equals an initial conversion price of approximately $6.10 per share.

Year to Date 2009 Operating, Investing and Financing Activities

Operating activities during the nine months ended September 30, 2009 provided $122.3 million of cash flow compared to $93.1 million used during the analogous period in 2008. Cash flow from operating activities is related to both the level of our profitability and to changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the nine months ended September 30, 2009, we reported net income of $117.6 million compared to a net loss of $144.7 million for the nine months ended September 30, 2008.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advance ticket sales, which are recorded as air traffic liability, fluctuate seasonally and also provide cash when we grow and consequently receive additional cash for future travel. This historical source of cash will decline or change to a use to the extent our growth slows or reverses or the amounts heldback by our credit card processors increase. During the nine months ended September 30, 2009, our air traffic liability balance increased $16.4 million contributing to net cash flow from operating activities. During the nine months ended September 30, 2008, our air traffic liability balance increased $97.6 million, contributing to net cash flow from operating activities. Changes in accounts payable, accrued, and other current and non-current liabilities also impact our cash flow from operating activities. During the nine months ended September 30, 2009, the $21.1 million decrease in accounts payable and accrued and other liabilities negatively impacted net cash provided by operating activities. During the nine months ended September 30, 2008, the $11.6 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash flow from operating activities.

Our derivative financial instruments reduced our cash flow provided by operating activities during the nine months ended September 30, 2009 by $34.8 million. Cash flow from operations was reduced by $83.6 million primarily due to payments to counterparties (including amounts paid to unwind certain fuel related derivatives) and changes in the fair value of derivatives. Changes in the fair value of derivative financial instruments neither provide nor use cash until realized. During the nine-month period, counterparties to our derivative financial instrument arrangements released deposits held by them as consequences of the unwinding of fuel related derivatives and the reduction of the value of our fuel related derivative financial instrument obligations. The amount of deposits received from counterparties, net of amounts paid to counterparties, aggregated $48.8 million during the nine months ended September 30, 2009.

We used cash to increase other assets by $7.3 million and $8.9 million during the nine months ended September 30, 2009 and 2008, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance and prepaid distribution costs. Additionally, prepaid and stored fuel increased by $14.5 million and $19.5 million during the nine months ended September 30, 2009 and 2008, respectively, adversely impacting net cash provided by operating activities.

Investing activities during the nine months ended September 30, 2009, used $36.1 million in cash compared to the $187.7 million provided during the similar period in 2008. Purchases and sales of available for sales securities are classified as investing activities. During the nine months ended September 30, 2009, we sold $26.6 million of available for sale securities. During the nine months ended September 30, 2008, we purchased $30.3 million and sold $89.5 million of available for sale securities. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of the refunded deposits in the aircraft. During the nine months ended September 30, 2009, we paid $19.9 million in deposits and received $41.0 million in previously paid deposits. During the nine months ended September 30, 2008, we paid $51.0 million in deposits and received $103.1 million in previously paid deposits. During the nine months ended September 30, 2009, we expended $86.1 million in cash, primarily for the acquisition of two B737 aircraft as well as for the acquisition of rotable parts, buyer furnished equipment and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchase of ground and computer equipment. During the nine months ended September 30, 2008, we expended $130.8 million in cash, primarily for the acquisition of eight B737 aircraft (of which two were sold to a foreign airline) as well as for the acquisition of rotable parts and other property and equipment.

Financing activities provided $4.8 million of cash during the nine months ended September 30, 2009, compared to using cash of $41.3 million during the nine months ended September 30, 2008. During September 2009, we borrowed $50 million to finance aircraft acquisitions. During the nine months ended September 30, 2009, we repaid $56.2 million of debt.

In 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the nine months ended September 30, 2009, we repurchased $29.2 million of our 7% convertible notes resulting in a gain of $4.3 million. Repurchases pursuant to the Board's authorization may be effected, suspended or terminated at any time, or from time-to-time at the discretion of management or the Board without prior notice and it is uncertain whether or not we will repurchase additional 7% convertible notes.

During the nine months ended September 30, 2009, we borrowed $925 million and repaid $890 million under our revolving line of credit facility.

During the second quarter of 2008, we completed two financings. The proceeds were used to improve our overall liquidity and for general corporate purposes. We completed a public offering of $74.8 million of our 5.5% convertible senior notes due 2015. We placed approximately $12.2 million of the proceeds of such offering in an escrow account with a trustee. In addition to the escrowed amount, we received net proceeds of approximately $60.1 million after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering. Funds in the escrow account are invested in government securities and are being used to make the first six scheduled semi-annual interest payments on the notes, and these payments are secured by a pledge of the assets in escrow. We also completed a public offering of 24.7 million shares of our common stock at a price of $3.20 per share, receiving net proceeds of approximately $74.7 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

During the nine months ended September 30, 2008, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $32.7 million and repaid $87.4 million of pre-delivery deposit debt financing. During the nine months ended September 30, 2008, we repaid $128.8 million of aircraft purchase debt financing. Also, during the nine months ended September 30 2008, we borrowed $178.6 million in non-cash transactions to finance the purchase of six B737 aircraft.

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

During the remainder of 2009, we will need cash for capital expenditures and debt and capital lease obligations. We anticipate that during the remainder of 2009: expenditures for acquisition of property and equipment, other than aircraft and aircraft parts, will be approximately $1.5 million. Additionally, during the remainder of 2009, we have scheduled payments of $6.8 million related to aircraft purchase commitments. Payments of current maturities of existing debt and capital lease obligations will aggregate $140 million during the fourth quarter of 2009, including payment of $125 million previously borrowed under our revolving line of credit facility and repaid as of October 19, 2009.

We may need cash resources to fund increases in collateral provided to counterparties to our derivative financial arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us. We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of September 30, 2009, we provided counterparties with collateral aggregating $20.1 million. Compared to last year, we believe that we have reduced our exposure to collateral requirements due to changes in our portfolio of fuel related derivative financial instruments.

Each agreement with our two largest credit card processors (based on volumes processed for us) has been amended in 2009 resulting in changes to contractual terms generally favorable to us. Our agreement with our largest credit card processor now expires December 31, 2010. Each agreement with our two largest credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (a holdback). Because we obtained a letter of credit for its benefit, as of September 30, 2009, our largest processor was holding back no cash remittances from us. As of September 30, 2009, we were in compliance with our processing agreements and our two largest credit card processors were holding back no cash remittances from us. Our potential cash exposure to holdbacks by our largest two credit card processors, based on advance ticket sales as of September 30, 2009, was up to a maximum of $190.3 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of October 19, 2009, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us. A decrease in our unrestricted cash and investments could result in cash remittance amounts being heldback by our largest credit card processors. To the extent that we achieve specified aggregate unrestricted cash and investment levels, the agreement with our largest processor also provides for a reduction or elimination of the percent of the exposure that our largest processor is entitled to holdback. While we may be subject to holdbacks in accordance with the terms of our credit card processing agreements, based on our current liquidity and current forecast, we do not expect that our two largest credit card processors would be entitled to holdback cash amounts during the remainder of 2009.

We believe we have options available to meet our debt repayment, capital expenditure and operating commitments, which may include internally generated funds, and various financing or leasing options, including the sale, lease, or sublease of our aircraft or other assets. As previously discussed, during October 2009, we completed two concurrent public offerings. The net proceeds from the October 2009 offerings of common stock and senior unsecured convertible notes, which aggregated $166.3 million, are being used for general corporate purposes including improving our overall liquidity. Additionally, we have a $125 million revolving line of credit facility, under which $125 million and none was outstanding as of September 30, 2009 and October 19, 2009, respectively. However, our future financing options may be limited because our owned aircraft are pledged to the lenders that provided financing to acquire such aircraft, and we have pledged, directly or indirectly, a significant portion of our owned assets other than aircraft and engines to collateralize our obligations under our Credit Facility. The counterparty to the Credit Facility has agreed to release its lien on certain specified assets securing that facility in the event we seek to re-pledge those assets in order to secure a new financing so long as the collateral value of the assets pledged under the Credit Facility are at least equal to the amount then-available under the Credit Facility.

We believe that our existing liquidity and forecasted 2009 cash flows will be sufficient to fund our operations and other financial obligations for the remainder of 2009. While we believe our 2009 forecast is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on the severity and duration thereof, have significant unfavorable impacts on our future cash flows. Such adverse events could include: significant increases in fuel prices for an extended period of time; significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions; or an increase in the percentage of advance ticket sales held back by our credit card processors.

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

In summary, our fuel related derivative financial instruments impacted our financial statements for the three and nine months ended September 30, 2009 as follows:

•	Net realized losses related to derivative financial instruments increased fuel expense by $1.1 million and $6.6 million during the three and nine months ended September 30, 2009, respectively.

•
We recorded a non-operating net loss related to derivative financial instruments of $10.3 million during the three months ended September 30, 2009 and a non-operating net gain related to derivative financial instruments of $17.9 million during the nine months ended September 30, 2009. During the three and nine months ended September 30, 2009, we realized losses related to derivative financial instruments (not accounted for as hedges for accounting purposes) of $4.0 million and $9.7 million.

•
As of September 30, 2009, the estimated fair value of our fuel related derivative financial instruments was a net asset of $25.9 million. The fair value of our fuel related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel related derivatives.

•
As of September 30, 2009, accumulated other comprehensive income (loss) included $1.9 million (before income tax) of net unrealized losses which had not yet been recognized in the Condensed Consolidated Statements of Operations.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of September 30, 2009, we provided counterparties to fuel and interest rate related derivative financial instruments with collateral aggregating $20.1 million. The collateral is classified as restricted cash, if the funds are held in our name, and is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide additional collateral to counterparties, which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. However, compared to last year, we believe that we have reduced our exposure to increased collateral requirements due to changes in our portfolio of fuel related derivative financial instruments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

Aircraft Acquisitions, Purchase Commitments and Financings

In 2008, to respond to the challenges of a volatile fuel cost environment, a recessionary macroeconomic environment, and adverse capital market conditions, we recast our business plan to defer previously planned growth. We reduced capacity principally by deferring scheduled aircraft deliveries, reducing utilization, and by selling B737 aircraft. In 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. Also, during 2008, we sold eight B737 aircraft. Of the eight B737 aircraft we sold in 2008, two were new aircraft that we took delivery of and subsequently sold and six were used aircraft in our fleet. During the nine months ended September 30, 2008, we took delivery of eight aircraft, including the aforementioned two new aircraft sold in 2008. We had four aircraft scheduled for delivery during 2009. During the nine months ended September 30, 2009, we permitted Boeing to sell two of the B737 aircraft that were scheduled for delivery to us to a foreign airline, pursuant to which we were released from our obligation to purchase the aircraft. The amendment of our B737 purchase agreement with respect to these two aircraft occurred in the second quarter of 2009. During September 2009, we took delivery of two B737 aircraft that we had previously agreed to sell to another foreign airline. We took delivery of these two aircraft under our purchase agreement with Boeing because the counterparty defaulted on its obligation to purchase the two aircraft. We placed these aircraft in service in October 2009.

The table below summarizes, as of September 30, 2009, all aircraft currently scheduled for delivery to us:

Scheduled Firm Aircraft Deliveries B737
Remainder of 2009	-
2010	-
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10
Total	51

As of September 30, 2009, our aircraft purchase commitments for the remainder of 2009 and for the next five years and thereafter, in aggregate, are (in millions): 2009—$7; 2010—$50; 2011—$270; 2012—$335; 2013—$260; 2014—$505; and thereafter—$715. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. While our intention is to finance the aircraft on order through either debt financing, lease financing, or both, we have not yet arranged for any such financing. We cannot assure you that sufficient financing will be available to us for our future B737 aircraft deliveries.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries. Given the current status of the financial markets, we cannot provide assurance that satisfactory financing will be available to us when we are obligated to make pre-delivery deposit payments.

If we are unable to generate revenues to cover our costs, we may slow our growth, including by the sale, lease, or sublease of certain of our existing or on-order aircraft.

New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification (ASC, or the Codification) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB for non-governmental entities. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants. Because the Codification did not change GAAP, the Codification had no impact on our consolidated financial statements or footnotes.

On January 1, 2009, we adopted ASC 470-20, “Debt with Conversion and Other Options – Cash Conversion” (Cash Conversion Standard), regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The Cash Conversion Standard requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative. The Cash Conversion Standard required retroactive application to all periods presented. The adoption impacts the accounting for our 7.0% convertible notes due 2023 and will result in the recognition of additional financial accounting interest expense of approximately $7.1 million for 2009 and $3.6 million for 2010, based on the assumption that the 7.0% convertible notes will be settled in 2010, after giving effect to the 7% convertible notes repurchased by the Company as of September 30, 2009. On April 24, 2009, we filed a report on Form 8-K with the SEC which included our consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 which had been adjusted to apply the Cash Conversion Standard retroactively. As a result of the adoption, we reduced net income for the three and nine months ending September 30, 2009 by $1.9 million and $7.0 million, respectively, and reduced diluted earnings per share by $0.01 per share and $0.05 per share, respectively. The adoption has no impact on our debt service payments.

On June 30, 2009, we adopted ASC 855-10-50 “Subsequent Events - Disclosure” (Subsequent Events Standard), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Subsequent Events Standard defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements. We have reviewed subsequent events through October 26, 2009 (the date of the issuance of the accompanying condensed consolidated financial statements).

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

Interest Rates

We had approximately $675.6 million and $674.1 million of variable-rate debt as of September 30, 2009 and December 31, 2008, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. During the nine months ended September 30, 2009, we entered into eleven interest rate swap arrangements pertaining to $293.3 million notional amount of outstanding debt. The notional amount of the outstanding debt related to interest rate swaps at September 30, 2009 and December 31, 2008 was $454.5 and $177.7 million, respectively. These swaps expire between 2018 and 2020. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating rate debt securities through the expiration of the swaps. As of September 30, 2009, the fair market value of our interest rate swaps was a liability of $18.4 million. If average interest rates increased by 100 basis points during 2009, as compared to 2008, our projected 2009 interest expense would increase by approximately $1.7 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended September 30, 2009 and 2008 represented 33.9 percent and 50.4 percent of our operating expenses, respectively. Aircraft fuel expense for the nine months ended September 30, 2009 and 2008 represented 30.3 percent and 47.8 percent of our operating expenses, respectively.

We have entered into fuel related derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. As of September 30, 2009, we have entered into fuel related swap and option agreements, which pertain to 49 million gallons or 55 percent of our projected October through December 2009 fuel requirements, and 87 million gallons or 24 percent of our projected 2010 fuel requirements. As of October 19, 2009, we have entered into fuel related swap and option agreements, which pertain to 49 million gallons or 55 percent of our projected October through December 2009 fuel requirements, and 123 million gallons or 34 percent of our projected 2010 fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery margin swap agreements pertaining to certain periods pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs. As of October 19, 2009, we had entered into refinery margin swap agreements pertaining to approximately 40 percent of our projected October through December 2009 fuel requirements.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the remainder of 2009, before the impact of our derivative financial instruments, would increase approximately $2.2 million based on projected operations.

The (a) estimated total ultimate cash benefit (use) of our fuel related derivatives and (b) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $75 per barrel are estimated as follows at the specified crude per barrel prices (in millions except per barrel amounts which are in dollars):
	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel Related Derivative Financial Instruments Held as of October 19, 2009	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivative Financial Instruments) Compared to Jet Fuel Cost Based on Crude Oil of $75 per Barrel
Three Months Ended December 31, 2009
Assumed average market crude price:
$ 40 per barrel	$(16.9)	$79.0
$ 60 per barrel	(12.5)	33.8
$ 80 per barrel	6.6	(11.4)
$ 100 per barrel	27.6	(56.7)

Year Ended December 31, 2010
Assumed average market crude price:
$ 40 per barrel	$(48.7)	$310.3
$ 60 per barrel	(23.8)	132.7
$ 80 per barrel	0.4	(44.9)
$100 per barrel	52.5	(222.5)

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

2.
As of October 19, 2009, we had provided counterparties with collateral aggregating $18.1 million for fuel related derivatives pertaining to future fuel purchases and for our interest rate swap arrangements.

3.	Changes in the refining margin may also impact the cost of jet fuel. The impact of changes in refining margin is not included in the table above.

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting. A third party provides our passenger revenue accounting system. During the fiscal quarter ended September 30, 2009, we migrated to a new passenger revenue accounting system with improved functionality provided by the same third party. The operating effectiveness of this change to our internal controls over financial reporting is being evaluated as part of our annual assessment of internal control over financial reporting. We believe that the new revenue accounting functionality will have a favorable impact on our internal control over financial reporting.

Except as noted in the preceding paragraph, there were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The complaint seeks treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. The complaint also seeks injunctive relief and attorneys fees. Subsequent to the filing of that initial complaint, various other nearly identical complaints also seeking certification as class actions have been filed in federal district courts in Atlanta, Orlando, Florida, and Las Vegas, Nevada. All of the cases have now been consolidated in federal district court in Atlanta. AirTran denies all allegations of wrongdoing and intends to defend vigorously any and all such allegations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

See Item 3.02 of Current Report on Form 8-K filed September 30, 2009.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	10.65 -	Amendment No. 1 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement
	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer
	31.2 -	Rule 13(a)-14 Certification of Principal Financial Officer
	32.1 -	Chief Executive Officer and Principal Financial Officer certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)
Date: October 26, 2009	/s/ Arne G. Haak
Arne G. Haak Senior Vice President of Finance, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
10.65	—	Amendment No. 1 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement
31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer
31.2	—	Rule 13(a)-14 Certification of Chief Financial Officer
32.1	—	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350