Form 10-K
period 2009-12-31
AIRTRAN HOLDINGS INC
filed 2010-02-11
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $740 million (based on the last reported sale price on the New York Stock Exchange on that date). The number of shares outstanding of the registrant’s common stock as of February 1, 2010, was 134,753,283 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting of stockholders to be held on May 18, 2010 and to be filed with the Commission, are incorporated by reference into this Report on Form 10-K.

TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	27
Item 2.	Properties	27
Item 3.	Legal Proceedings	28
Item 4.	Submission of Matters to Vote of Security Holders	29
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial and Operating Data	31
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	33
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	60
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	100
Item 9A.	Controls and Procedures	100
Item 9B.	Other Information	102
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	102
Item 11.	Executive Compensation	102
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	102
Item 13.	Certain Relationships and Related Transactions, and Director Independence	103
Item 14.	Principal Accountant Fees and Services	103
PART IV
Item 15.	Exhibits and Financial Statement Schedule	103

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K and the documents incorporated by reference herein and therein include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.

We use words such as “anticipate,” believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “guidance,” “indicate,” “intend,” “may,” “outlook,” “plan,” “project,” “should,” “will,” “would,” and similar expressions or the negative thereof to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements appear throughout this annual report  and the documents incorporated by reference into this annual report.

All of our statements, other than statements of historical facts, are forward-looking statements, including estimates, projections, statements relating to our business plans and objectives, expected financial performance and expected results of operations, our operations and related industry developments, expected fuel costs, the revenue and pricing environment, our future financing plans and needs, our overall financial condition, and the overall economic environment. Forward-looking statements also include the assumptions upon which such statements are based.

Forward-looking statements are based upon information currently available to us and our current intent, beliefs, and expectations. Certain forward-looking statements discuss the possible future effects of current known trends or uncertainties and include statements which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.

Forward-looking statements are subject to significant risks and uncertainties that could cause actual events including our actual results and financial position, to differ materially from expectations. Likewise the timing of certain events may differ materially from those expressed in forward-looking statements. There may be other existing factors not identified, of which we may not be currently aware or which we may not appreciate, that may be separate risks or that may affect matters discussed in the forward-looking statements and such unknown or unappreciated or underappreciated risks also may cause actual events and results to differ materially from those discussed. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in our forward-looking statements and, accordingly, you should not place undue reliance on our forward-looking statements.

Any forward-looking statement speaks only as of the date on which it is made, based on the information available to us on the date specified or, if no date is specified then as of the date of this annual report.  Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect new information or changes in assumptions, events or circumstances after the date on which the statement is made, including actual results or to reflect the occurrence of unanticipated events or changes in other factors affecting such statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual events or results to differ materially from information contained in any forward-looking statements.

It is routine for our internal projections and expectations to change as the year or each quarter in the year progress, and therefore it should be clearly understood that the internal projections, beliefs, and assumptions upon which we base our expectations may change. As noted above, although these expectations may change, we may not inform you if they do, except as required by law.

Certain important factors could cause actual events or results to differ materially from those expressed or implied by forward-looking statements include those factors discussed elsewhere in this annual report in Item 1A under “Risk Factors” or in the documents incorporated by reference into this annual report. Such risks, uncertainties, and forward-looking statements include, but are not limited to, statements and risks regarding the following:

•	changes in our business strategy, and our ability to successfully execute our current strategy;

•	the continuing impact of the global adverse macroeconomic conditions and disruption in U.S. and global capital markets;

•	the cost, price volatility, and availability of aviation fuel – including the impact of significant disruptions in fuel supply and significant increases in fuel prices;

•	the impact of potential future significant operating losses;

•	our ability to generate working capital from operations;

•	our ability to maintain adequate liquidity;

•	our fixed obligations and our ability to obtain and maintain financing for operations, aircraft financing, the refinancing of existing indebtedness, and other purposes;

•	the amount of our floating rate or hedged indebtedness and changes in prevailing interest rates;

•	the impact of our fuel hedging activities and the scope and terms of such activities;

•	our ability to operate pursuant to the terms of financing facilities (particularly any financial covenants);

•	our ability to obtain, maintain, and comply with the terms of credit card processing agreements;

•	our ability to take delivery of and to finance aircraft;

•	the adequacy of our insurance coverage;

•	consumer demand for, and acceptance of, services offered by us, as well as our ability to attract and retain customers;

•	our ability to achieve and maintain acceptable cost and fare levels;

•	our ability to grow new and existing markets;

•	our ability to maintain or expand cost advantages compared to various competitors;

•	our ability to attract and retain qualified personnel;

•	labor costs and relations with unionized employees generally, and the impact and outcome of labor negotiations;

•	the impact of global political instability, including the current instability in the Middle East;

•	the potential impact of future terrorist attacks, hostilities, infectious disease outbreaks or other global events that affect travel behavior;

•	our reliance on automated systems and the potential impact of any failure or disruption of these systems;

•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers and our reliance on those vendors and service providers;

•	changes in government legislation and regulation, including increased fees and taxes, increased environmental regulation, and changes in, or termination of, government-guaranteed insurance;

•	the impact of fleet concentration and changes in fleet mix;

•	the impact of increased maintenance costs as our aircraft age and/or utilization increases;

•
the impact of new FAA regulations or Airworthiness Directives on our operations, including the cost of complying with such regulations or directives, or the impact of new manufacturer recommendations with respect to aircraft operation or maintenance;

•
actions by competitors and competitive practices in the industry, including significant fare restructuring activities, capacity changes, and in-court or out-of-court restructuring by major airlines and industry consolidation;

•	interruptions or disruptions in service at one or more of our hub or focus airports, whether due to weather conditions or otherwise; and

•
risks associated with actual or potential acquisitions or other business transactions including our ability to achieve any synergies anticipated as a result of such transactions and to achieve any such synergies in a timely manner.

PART I

ITEM 1.	BUSINESS

The Company

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland, Milwaukee, Wisconsin and Orlando, Florida. As of February 1, 2010, we operated 86 Boeing B717-200 aircraft (B717) and 52 Boeing B737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 63 locations in the United States, including San Juan, Puerto Rico, and to Orangestad, Aruba, Cancun, Mexico, and Nassau, The Bahamas. We offer competitive fares by concentrating on keeping our unit costs low. The enthusiasm and skill of our employees have also been a key to our success.

Our service is designed not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. We flew 24.0 million revenue passengers during 2009, a 2.5 percent decrease from the 24.6 million revenue passengers we served in 2008. Our operating cost structure ranks the lowest of the major airlines. We believe that we have the lowest non-fuel unit operating costs among United States major airlines on an aircraft stage length adjusted basis. We use our low cost advantage to provide value to both business and leisure customers.

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

Business Strategy

Our business strategy is centered on providing quality low fare service by operating a strong hub and network system utilizing a modern fleet of all Boeing aircraft. Our strategy continues to place strong emphasis on providing high quality and friendly service while maintaining our low unit cost advantage.

While third party assessments for 2009 are not yet available, for 2008, AirTran Airways was rated first among all low-cost carriers for the second consecutive year in the highly regarded annual Airline Quality Rating (AQR) study, developed in 1991 as an objective method for assessing airline quality. The year 2008 was the fifth consecutive year for which AirTran ranked third or higher for quality among all U.S. carriers in this prestigious rating which is based on four major areas: on-time performance, denied boardings, mishandled baggage, and customer complaints. Researchers at the University of Nebraska at Omaha Aviation Institute and the W. Frank Barton School of Business at Wichita State University conduct the study each year.

Prior to 2008, we positioned ourselves as a growth airline. We successfully grew our capacity (as measured by available seat miles) at double-digit rates annually from 2000 through 2007. Nevertheless, in 2008, to respond to the challenges of a volatile fuel cost environment, a weak macroeconomic environment, and adverse capital market conditions, we recast our plans which resulted in our deferral of previously planned growth. We reduced planned capacity, principally by deferring scheduled aircraft deliveries, and selling B737 aircraft. By adjusting our business strategy and implementing revised tactics, we believe that we have positioned AirTran to more effectively deal with a volatile fuel cost environment and reduced demand for air travel due to weak macroeconomic conditions. As a result of our actions, our capacity growth slowed to 4.9 percent in 2008, we reduced capacity by 2.2 percent in 2009, and we currently expect our capacity to grow by three to four percent in 2010.

Provide Quality Low Fare Service. We established our competitive position by providing affordable fares that appeal to price conscious travelers. We have grown our business through innovative product offerings designed to enhance the entire airline travel experience of our customers while maintaining affordable fares. The AirTran Airways experience features:

•	competitive fares offered in an easy to understand fare structure

•	user-friendly automated services for reservations, ticketing, and check-in through our

•	award winning Web site, http://www.airtran.com

•	Bye-Pass® airport self-service kiosks

•	Mobile Web program, allowing customers to view flight status, check in for flights and select seats using their mobile communications and information devices (MCIDs)

•	customer friendly services, including

•	trained and friendly customer contact personnel

•	a highly affordable Business Class

•	advance seat assignments

•	special amenities, such as XM Satellite Radio, which we introduced to the air travel industry

•
wireless, broadband Internet access on every flight including: Web, e-mail, instant messaging and access to corporate e-mail and network systems (virtual private networks) through passengers’
Wi-Fi enabled MCIDs

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

In January 2010, AirTran Airways was awarded the prestigious 2009 Market Leadership Award from leading industry publication, Air Transport World, for AirTran’s innovative combination of low-cost, high-quality service and response to the global financial crisis.

Operate a Strong Hub and Network System. As the second largest carrier at Hartsfield–Jackson Atlanta International Airport, the world’s busiest airport, our brand and presence are strong in Atlanta. The metropolitan Atlanta population base represents one of the largest travel markets in the United States and its geographic position provides a strong hub as the foundation of our route network.

During 2009, we continued to develop our route network by: substantially increasing our presence in Orlando, Baltimore, and Milwaukee; initiating service to seven domestic locations; and initiating service to three international destinations. More specifically, during 2009, we:

·
Doubled the size of our Milwaukee operations, as measured by available seat miles (ASMs). The new flights are part of our strategy to expand service from General Mitchell International Airport in Milwaukee and build our presence in the Midwest. Together with our marketing partner SkyWest Airlines, in February 2010, we will serve 22 non-stop destinations to and from Milwaukee.

·
Initiated new service to Allentown/Bethlehem, Pennsylvania; Asheville, North Carolina; Atlantic City, New Jersey; Branson, Missouri; Charleston, West Virginia; Key West, Florida, and Knoxville, Tennessee. In the fourth quarter of 2009, we announced that we would resume service to Gulfport, Mississippi in January 2010. We also announced service to Lexington, Kentucky, which commenced in February 2010, and we announced service to Des Moines, Iowa, which is expected to commence in March 2010. We also suspended service to three U.S. cities for which the revenue performance was not meeting our expectations.

·
Expanded our presence in the Caribbean in 2009 by adding service to Orangestad, Aruba, Cancun, Mexico, and Nassau, The Bahamas. In the third quarter of 2009, we announced service to Montego Bay, Jamaica, which commenced in February 2010. We believe that we are enhancing the AirTran Airways travel experience by offering flights to these popular tourist destinations.

Since 2000, we have expanded the scope of our route structure to include coast-to-coast flying and have increased the number of flights both from our Atlanta hub as well as from other airports. Also, we have expanded our route structure by increasing the amount of non-Atlanta related operations from approximately ten percent of our daily operations as of December 31, 2001, to approximately 45 percent of daily operations in January 2010 (see table below). Much of this diversification was done through the addition of nonstop service to the state of Florida. In the future, we may selectively add new “point-to-point” routes between cities that we currently serve, as well as create additional hubs or additional “focus” cities similar to our operations at Orlando Baltimore/Washington, and Milwaukee.

Airport	Daily Operations*	Nonstop Markets Served	% of System Daily Flights*
Atlanta (ATL)	374	53	55%
Orlando (MCO)	113	39	17%
Baltimore-Washington (BWI)	95	20	14%
Milwaukee (MKE)	85	19	13%
Fort Lauderdale (FLL)	39	10	6%
Indianapolis (IND)	39	9	6%
Fort Myers (RSW)	38	12	6%
New York (LGA)	37	6	5%
Boston (BOS)	36	7	5%
Tampa (TPA)	35	10	5%
Akron Canton (CAK)	27	8	4%
Chicago (MDW)	26	4	4%
Pittsburgh (PIT)	26	6	4%
Washington (DCA)	22	4	3%

*	Operations is defined as the average number of take-offs and landings at each city; percentage of system flights will be greater than 100%

Offer Sales through Our Web site. We utilize the Internet as an integral part of our distribution network and emphasize our Web site, http://www.airtran.com, prominently in all of our marketing. Sales booked directly on http://www.airtran.com represent our most cost-effective form of distribution. In addition to being user-friendly and simple, our Web site is designed to sell tickets efficiently. We continue to add functionality to http://www.airtran.com that allows customers to easily book and manage their travel including the ability to retrieve and change future flight reservations, make seat selection and check in online. We also offer alternate forms of payment, including Bill Me Later and PayPal, in order to ensure we are meeting our customers’ needs. Sales through http://www.airtran.com produced 59 percent of our revenues during 2009.

Utilize New and Modern Fleet. Our entire fleet is comprised of B717 and B737 aircraft. We had a combined total of 138 aircraft on February 1, 2010, with an average fleet age among the lowest in the industry at 6.6 years.

We were the launch customer for the B717 in 1999, which was designed specifically for efficient short-haul service. As of February 1, 2010, our fleet included 86 B717 aircraft. Although Boeing discontinued the production of the aircraft in 2006, we believe the B717 remains well suited for the short-haul, high-frequency service that we operate and provides operating efficiencies which support our low cost structure.

We took delivery of our first B737 aircraft in June 2004 and, as of February 1, 2010, our fleet included 52 B737 aircraft. In addition to our existing 52 B737 aircraft, we hold firm orders for 51 additional B737 aircraft to be delivered between 2011 and 2016. We believe the B737 is an ideal complement to our B717 aircraft, offering us a larger aircraft, increased range, and even lower operating cost per available seat mile flown. The B737 aircraft has allowed us to extend our network to selected cities in the western United States and gives us the ability to expand our international operations to additional locations in the Caribbean and Mexico as well as locations in Canada and Central America should we choose to do so. We believe the B737 aircraft enhances the AirTran Airways brand while offering improvements in our operating performance.

Seasonality

Our financial and operating results for any interim period are not necessarily indicative of those for the entire year. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the northeastern and western United States. The second quarter tends to be our strongest revenue quarter. Advertising and promotional expenses may be greater in lower traffic periods, as well as when we enter a new market, if we seek to stimulate demand and promote the AirTran Airways brand through such activities.

Competitive Strengths

Low Cost Structure. Our cost structure ranks among the lowest in the domestic airline industry in terms of cost per available seat mile, providing a competitive advantage compared to higher cost carriers. Our low operating costs are made possible through a company-wide focus on cost controls with an emphasis on high labor productivity, lower distribution costs, and higher asset utilization. In addition, we realize efficiencies from the operation of only two aircraft types from a single manufacturer as well as enhanced efficiencies as we increase the number of new modern B737 aircraft in our fleet.

We reduced our average non-fuel operating costs per available seat mile for each of the six years in the 2002 to 2007 period. As we slowed our growth in 2008 and reduced our capacity in 2009, our total non-fuel operating costs and our non-fuel operating cost per available seat mile increased in both years. We believe that we continue to have the lowest non-fuel operating costs among U.S. major airlines on an aircraft-stage-length-adjusted basis.

Attractive Hub and Route Network. We operate 22 gates from a single concourse under leases at Hartsfield-Jackson Atlanta International Airport, the world’s busiest airport, and have use agreements for additional gates on an adjacent concourse and potential for expansion. With our 2009 expansion to Atlantic City, New Jersey; Branson, Missouri; Key West, Florida; Knoxville, Tennessee and Orangestad, Aruba, Cancun, Mexico and Nassau, The Bahamas, we now offer quality low fare service to 53 destinations from Atlanta, including service to most of the largest travel markets within the continental United States and to Puerto Rico. Additionally, we have announced that we will commence service to Lexington, Kentucky and Montego Bay, Jamaica in February 2010 and we may add additional markets later in the year.

Diversified Traffic Base. We serve both the leisure and business traveler. Over the past seven years, we have also diversified our network, increasing operations in key business markets like Baltimore/Washington (BWI), Milwaukee (MKE), Indianapolis (IND), New York (LGA), and Chicago-Midway (MDW), as well as adding a number of new direct routes from Florida. As a percentage of total operations, Atlanta presently represents approximately 55 percent of our network, down from approximately 90 percent at the end of 2001. This market diversification provides a number of marketing and cost synergies and adds stability to our revenues by protecting against risks that may impact individual markets.

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

Innovative Marketing. Our marketing efforts target both business and leisure travelers. We have developed a number of unique and innovative programs designed to stimulate demand for travel, create customer loyalty, highlight our unique product attributes, like affordable Business Class, and target both business and leisure travelers. Our popular leisure programs include Net Escapes Internet specials and the AirTran U student travel program. Our A2B Corporate Program and EventSavers Meetings & Conventions Program effectively attract and retain business customers. During 2009, we introduced wireless, broadband Internet access on every flight including:  Web, e-mail, instant messaging and access to corporate e-mail and network systems (virtual private networks) through passengers’ Wi-Fi enabled mobile communication and information devices including mobile computers, and mobile phones.

 A+ Rewards. Our A+ Rewards frequent flyer program offers a number of ways to earn free travel including the use of the AirTran VISA card, Hertz car rentals, and bonus earnings for Business Class travel. We believe this program creates brand loyalty and provides opportunities for incremental revenue through credit sales and partnerships.

In March 2008, we announced new features to our A+ Rewards program. A+ Rewards members can now purchase A+ Rewards credits, extend the expiration of A+ credits, or give A+ credits to another member to help earn a free flight faster. During the fourth quarter of 2007, we announced that A+ Rewards credits earned after November 13, 2007, by holders of our AirTran VISA card and our elite A+ Rewards members, would have a two-year expiration date instead of the one-year expiration date for general members.

Competition

The airline industry is highly competitive. Airlines compete on the basis of markets served, price, schedule (frequency and flight times), quality of service, amenities, frequent flyer programs, and other services. We compete with other airlines primarily on the basis of price, which is made possible by our low cost structure relative to other airlines and by focusing on selected markets across the United States. We may face greater competition from existing or new carriers in the future that could negatively impact our financial and operating results.

Competitors with greater liquidity and access to capital or with a broader network may price their fares at or below our fares or increase the frequency of their service. This competition could prevent us from attaining a share of the passenger traffic necessary to sustain profitable operations in one or more markets. Our ability to meet price competition is dependent, in part, on operating with costs equal to, or lower than our competitors or potential competitors.

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

Route System, Scheduling, Fares, and Market Selection

Our route system extends from coast to coast in the United States as well as to selected destinations in Mexico and the Caribbean. The majority of markets we currently serve are located in the eastern United States. These markets are attractive due to the concentration of major population centers within relatively short distances from our hub and focus cities, the historically high airfares charged by our competitors in these markets, and the significant number of both current and potential business and leisure customers.

Our schedules are designed to provide convenient nonstop service and connections for our business and leisure travelers to our hubs and focus cities and to facilitate connections for our passengers traveling through our hubs and focus cities. Our network strength in Atlanta provides a strong base of local and connecting traffic. We offer an easy to understand fare structure with a variety of fares at differing advance purchase intervals as well as “walk-up” fares. We manage the availability of seats at each fare level by day of week and by flight to maximize revenue. From time to time we also revise our fares and implement fuel surcharges.

All of our fares are one-way and most tickets are nonrefundable but can be changed prior to departure with a service charge. Our fares never require a round trip purchase or a minimum stay (e.g., Saturday night stay). Our fares for an individual flight typically vary based on the length of time that a ticket is booked in advance and whether the passenger wishes to travel in Business Class. Our fare offerings are in direct contrast to historical pricing policies in the industry which typically feature many different price offerings and restrictions for seats on any one flight. We have established interline ticketing and baggage agreements with various airlines which can increase our revenue opportunities and assist us with accommodating passengers during irregular operations.

In 2009, we announced a new marketing agreement with SkyWest Airlines Inc., a subsidiary of SkyWest, Inc., to support our Milwaukee focus city. Service under this new agreement commenced in late 2009. Under this new agreement, SkyWest Airlines offers regional jet service between Milwaukee and six destinations. These flights are operated by SkyWest Airlines and are available for customers to book through AirTran's normal distribution channels. Seats on these flights are sold in conjunction with AirTran Airways flights with revenue shared on a pro-rated basis. Once fully implemented in February 2010, SkyWest Airlines will offer 18 daily non-stop flights from Milwaukee to six destinations, and, together with our marketing partner, we will serve 22 non-stop destinations to and from Milwaukee.

In the future, we may add new markets to our existing routes and/or additional service between cities that are already served by us. If necessary, we may exit unprofitable routes. Our selection of markets depends on a number of factors existing at the time we consider service. In our city selection process, we evaluate the market demographics, the potential for service diversification, our anticipated ability to stimulate air travel, and various competitive factors. Consequently, there can be no assurance that we will continue to provide service to all of the markets we currently serve.

Ancillary Revenue

In 2007, we began unbundling our pricing and services. Today, non-fare ancillary revenue is an important source of our revenue from operations. Traditional sources of ancillary revenues include fees we charge for the carriage of pets; liquor sales; excess baggage charges;  special services fees, such as fees related to the transportation of unaccompanied minors; and revenue from the sale of frequent travel credits. In 2007, we introduced optional fees for advance seat assignments and a fee for call center services. In 2008, we introduced fees for priority seat selection, the extension or transfer of A+ Miles Rewards, in addition to fees for the purchase of A+ Miles Rewards, and for checked baggage with a fee for the second checked bag and, as of the end of the year, a fee for the first checked bag. We continually evaluate potential new services which may be of interest to our customers, especially services for which our customers are prepared to pay a fee and from which we may derive additional ancillary revenue. As a result of the unbundling of our pricing and services and, to a lesser extent the introduction of new fee-generating services, our ancillary revenues have grown since 2007, with significant growth in ancillary revenues occurring in 2008 with the introduction of checked bag fees and in 2009, with a full year of checked bag fees for all checked baggage. We will continue to evaluate how and when we offer unbundled services as well as consider new services in 2010.

Distribution, Marketing, and E-Commerce

As we seek to position our product and stimulate new customer demand, our marketing efforts are focused on price-sensitive business and leisure travelers who are key to our success. We believe that targeting price-sensitive travelers offers the greatest opportunity for growing our revenue base.

The primary objective of our marketing activities is to further an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate regularly and frequently with existing and potential customers through the use of advertisements in or on:  newspapers; satellite, Internet, and over-the-air radio; broadcast, cable, and satellite television; out-of-home media; direct mail; e-mail; movie theatres; and the Internet, as well as public relations efforts. These communications typically feature our destinations, quality of product, such as Business Class, XM radio, our young all Boeing aircraft fleet and assigned seating, everyday affordable fares and special sales promotions. We also promote the use of our http://www.airtran.com Web site. During 2009, we introduced wireless, broadband Internet access on every flight including: Web, e-mail, instant messaging and access to corporate e-mail and network systems (virtual private networks) through passengers’ Wi-Fi enabled mobile communication and information devices.

Customers may book flights with us through our Web site, other Internet Web sites, travel agencies booking via global distribution systems (GDS), our Mobile-Web program, and our own reservation call centers.  Our Web site, http://www.airtran.com, continued to be our primary distribution channel and, along with our reservation call centers, accounted for 67 percent of our total bookings in 2009. Travel agency Web sites such as http://www.Travelocity.com and http://www.Expedia.com, corporate booking agencies, and traditional travel agencies represented 33 percent of our total bookings.

On our customer friendly Web site, passengers can select their seats, check in, and print their own boarding passes, purchase trip insurance, and book both hotel accommodations and car rentals with Hertz.com. Our Bye-Pass self-service kiosks facilitate check ins at the airport and provide our customers with an additional opportunity to purchase Business Class upgrades. Over half of our customers now check in using http://www.airtran.com or Bye-Pass self-service kiosks.

During 2008, we adapted our reservations system to accommodate industry standard electronic tickets, or E-ticket, capability. This feature enables travel agencies, travel management companies, and online travel distributors using certain GDS systems to issue conventional, industry standard electronic tickets that greatly improve the efficiency of the ticketing, accounting, and post-departure reporting aspects of air travel. We believe this feature will improve revenue from these travel companies.

We charge a convenience fee for bookings made using our internal call centers. We believe this fee is consistent with other booking channels that provide interactive travel assistance, namely travel agents. We also offer Bill Me Later and PayPal payment options for call center and online bookings at http://www.airtran.com. These options provide expanded payment options for our customers and may help reduce our distribution costs going forward.

We offer our customers an affordable Business Class product. An AirTran Airways Business Class cabin is configured with two-by-two oversized seats with more leg and seat room than the typical coach cabin. For a fee, our Business Class is available via an upgrade program that can be purchased within 24 hours of travel. Select members of our A2B Corporate program and Elite members in our A+ Rewards program may also receive complimentary Business Class upgrades when purchasing certain fares.

In contrast to certain low-cost airlines, we offer our customers the ability to select seats in advance. Full fare passengers, A+ Reward Elite members, and members of our A2B Corporate travel program, many of whom tend to purchase tickets at the last minute, are allowed to reserve seats at the time of purchase. All other customers may reserve seats at the time they check in, either at the airport or online at http://www.airtran.com. Passengers purchasing a coach ticket can also reserve a coach cabin seat for a fee per seat reservation.

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

We perform substantially all of our marketing, promotional, and media relations in-house and typically utilize outside services for advertising and public relations.

Computer Reservations

We are a participant in the major travel agency Global Distribution Systems (GDSs), including Amadeus, SABRE, and Travelport. These systems provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without contacting our reservations facility. We pay booking fees for completed transactions made in the GDS systems. We also participate with a number of emerging distribution tools and other Internet-based booking tools. These companies generally have a lower cost for participation.

Employees

As of February 1, 2010, we employed approximately 8,070 employees, equivalent to approximately 7,740 full-time equivalents.

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

We have seven craft or classes of employees that are represented by labor unions and are covered by collective bargaining agreements. The Railway Labor Act governs our relations with these labor organizations. The agreement with our dispatchers, who are represented by the Transport Workers Union (TWU), was ratified in February 2010. Our agreement with our pilots, who are represented by the Air Line Pilots Association (ALPA), as successor by merger to the National Pilots Association (NPA), became amendable in April 2005. During 2007, we reached a tentative agreement with NPA; however, our pilots declined to ratify the tentative agreement. Our negotiations with ALPA are currently in mediation under the auspices of the National Mediation Board.

We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters (IBT). Our agreement with our maintenance technicians and inspectors was ratified in October 2009 and becomes amendable in October 2013. The agreement with our technical training instructors was ratified in March 2006 and becomes amendable in March 2011. The agreement with our stock clerks was ratified in June 2006 and becomes amendable in June 2011. Our agreement with our ground service mechanic employees was effective September 2006 and becomes amendable in September 2011. We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants (AFA). Our agreement with the flight attendants was ratified in June 2005 and became amendable December 1, 2008. Negotiations on proposed amendments began in early 2008 and direct negotiations are continuing.

We also have many employees who are not represented by labor unions. Our customer service, ramp and reservations agents are not represented by labor unions and rejected unionization, for the fourth time, by a substantial margin, in November 2009. We are unable to predict whether any of our non-union employee groups will elect to be represented by a labor union or become covered by a collective bargaining agreement in the future. The election of a bargaining representative could result in employee compensation and/or working condition demands that could impact our operating performance and expenses.

Fuel

Aircraft fuel is our largest expenditure and accounted for 31.4 percent, 45.5 percent and 37.1 percent of our 2009, 2008, and 2007 operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. Efforts to reduce our exposure to increases in the price of aviation fuel have included the utilization of both fuel pricing arrangements in purchase contracts with fuel suppliers and derivative financial instruments. As of December 31, 2009, we had no fixed pricing arrangements with fuel suppliers for any future period. During the year ended December 31, 2009, we entered into various derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We have entered into both fuel swap and option arrangements. For a discussion of jet fuel-related derivative financial instruments, see ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 3 – Financial Instruments.” Also, see ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Aviation Fuel” for a discussion of the effects of future fuel prices.

The adverse impacts of recent high fuel prices are mitigated somewhat by the relatively new fuel-efficient B737 and B717 aircraft which comprise our fleet. While we believe the fuel efficiency of our fleet offers us an advantage over many of our competitors who operate less fuel-efficient aircraft, increases in fuel costs which are not offset by the impacts of our fuel-related derivative financial instruments, or fare increases will have an adverse effect on our future operating margins.

Warranties, Maintenance, Repairs and Training

When we purchase aircraft we receive certain manufacturer warranties. The lengths of manufacturer warranties for airframes and engines are established by mutual agreement and vary based on a numerous factors including: the identity of the manufacturer; the identity of the customer; the number of aircraft ordered; the number of aircraft previously ordered; whether the aircraft or engines are new production models, established production models, or production models nearing the end of their expected manufacture; the demand for aircraft and engines in general and by specific type at the time the purchase commitments are negotiated; and various other factors.

Our B737 airframes and our B737 engines are purchased with manufacturer warranties for specific limited periods which we believe are within the range of customary warranty periods. Manufacturer warranties commence upon the date of delivery of the applicable aircraft. The manufacturer warranties for all of our B717 airframes and engines have expired. Manufacturer warranties for our B737 airframes and engines expire as the applicable aircraft and engines age.

We receive certain limited third party warranties when our aircraft and engines undergo maintenance and overhaul.

As of December 31, 2009, our aircraft fleet consisted of 86 B717 aircraft and 52 B737 aircraft having a collective weighted-average age of 6.5 years. We expect our maintenance expenses to rise as the ages of our aircraft increase and as manufacturer warranties expire. Maintenance costs also increase as the maintenance, repair, and overhaul providers escalate their pricing. During 2010, we expect aircraft maintenance costs to increase due to the aging of both aircraft types, a contractual cost increase for B717 engine repairs, and an increased number of heavy checks for our B717 aircraft.

We believe the long-term cost of maintaining our aircraft will be within industry norms. However, we may be required to comply with new FAA regulations or Airworthiness Directives that may be promulgated in the future and there can be no assurance that we will not encounter unexpected maintenance expenses or that our maintenance expense will remain within industry norms.

Aircraft airframe maintenance and repair consists of routine and non-routine daily maintenance, A Check and phase level maintenance, and heavy maintenance checks. Routine and non-routine maintenance is performed in Atlanta, Orlando, Baltimore, Milwaukee, Fort Lauderdale, and Dallas by our employees and by qualified third party contractors at the other cities we serve. Heavy B717 and B737 aircraft airframe maintenance is performed by an FAA approved third party. Maintenance repair costs for major components on our aircraft, including engines, landing gear and auxiliary power units (APUs), are covered under maintenance agreements with FAA approved repair stations.

Our maintenance technicians undergo extensive initial and on-going training to ensure safety of our aircraft.  The FAA has advised that we have qualified again for the Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA’s highest maintenance award. This marks the fourteenth consecutive year we have received this award for exceeding the required levels of safety training for our maintenance technicians.  In addition to core model specific training on each type of aircraft, AirTran Airways has initiated wiring, human factors, and fuel tank safety specific training.

Insurance

We carry what we believe are customary levels of passenger-liability insurance, aircraft insurance for aircraft loss or damage, war-risk insurance and other business insurance. We also believe our insurance coverage in these areas is adequate. We are exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and the consequent temporary or permanent loss of the original aircraft from service but also significant potential claims by passengers and others. We currently maintain liability insurance in amounts and of the type which we believe are consistent with industry practice. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be decreased or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by our insurance could have a material adverse effect on us.

Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third-party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003. Coverage under this Act has been extended and currently we have received certification of coverage through August 31, 2010.

Airport Operations

Ground handling services, provided by third parties, typically are of three types: above-wing only, under-wing only, and complete ground handling. Above-wing services include, but are not limited to, passenger check-in and baggage office services. Under-wing ground handling services include, but are not limited to, directing the aircraft into and out of the gate, baggage loading and unloading, lavatory and water servicing, de-icing, and certain other services. Complete ground handling consists of public contact (at the ticket counter, gate and baggage service office) and under-wing services combined.

Using our employees, we conduct complete ground handling services at 31 airports, including Atlanta. At other airports, the operations not conducted by our employees are contracted to other air carriers, ground handling companies or fixed base operators. We have employees at each of these cities to oversee our operations.

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

DOT Oversight. Although the Airline Deregulation Act of 1978 abolished regulation of domestic routes and fares, the DOT retains the authority to alter or amend any airline’s certificate of operating authority or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking prohibition, and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

Congestion. There have been a number of efforts to regulate congestion at high-density airports recently that may have an impact on entry or expansion potential and cost of operation at a number of airports. In January 2008, the FAA issued an order limiting the number of scheduled flight operations at New York’s John F. Kennedy International Airport (JFK); in the same month, the DOT issued a notice of proposed amendment to its Airport Rates and Charges policy that would allow airports to establish non-weight based fees during peak hours in a effort to limit congestion. We cannot predict the outcome of this potential rule change on our costs or ability to operate in congested airports nor if these efforts will migrate to other airports in or contemplated to be in our network.

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

Federal Aviation Taxes and Passenger Facility Charges. In 1997, a law was enacted imposing new aviation ticket (excise) taxes as part of larger tax legislation designed to balance the nation’s budget and provide targeted tax relief as well as to fund air traffic control, other FAA programs and airport development. Such taxes have periodically been extended by various legislation and currently are authorized through March 31, 2010. Currently, the federal excise tax on tickets is 7.5 percent of the base fare with a segment fee of $3.70 per passenger enplanement, a $0.10 increase from 2009. These taxes are collected by each airline from its passengers and remitted to the U.S. Government.

During 1990, Congress enacted legislation to permit airport authorities, with prior approval from the DOT, to impose passenger facility charges as a means of funding local airport projects. These charges are collected by the airlines from their passengers and remitted to the appropriate airport authority and currently range from $3.00 to $4.50 per enplanement with a maximum of up to $18 per round trip.

Fuel Taxes. We pay federal, state, and other taxes on fuel. We paid approximately $30.6 million, $49.4 million, and $50.2 million in fuel taxes during 2009, 2008, and 2007, respectively.

Security and Safety Measures. The Aviation and Transportation Security Act was enacted in December 2001 and federalized substantially all aspects of civil aviation security and required, among other things, the creation of the Transportation Security Administration (TSA) to oversee all aviation security and the implementation of certain security measures by airlines and airports, such as the requirement that all passenger bags be screened for explosives. Funding for airline and airport security under the law is partially provided by a security ticket tax, that is currently $2.50 per enplaned passenger, with a maximum of up to $5.00 each way or $10.00 per round trip, and has been imposed since February 2002, the date the TSA began taking responsibility for airport security. The TSA was granted authority to impose additional fees on air carriers if necessary to cover additional federal aviation security costs. Pursuant to its authority, the TSA may revise the way it assesses this fee, which could result in increased costs for passengers and/or us. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

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

All international service is subject to the regulatory requirements of the appropriate authorities of the foreign countries involved. To the extent we seek to provide additional international air transportation in the future, we will be required to obtain necessary authority from the DOT and the applicable foreign government or governments.

Environmental Regulations. The Airport Noise and Capacity Act of 1990 (ANCA) generally recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as such programs do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. The ANCA generally requires FAA approval of local noise restrictions on Stage 3 aircraft. While we have had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

The Environmental Protection Agency (EPA) regulates operations, including air carrier operations, which affect the quality of air in the United States. We believe the aircraft in our fleet meet all emission standards issued by the EPA. We may become subject to additional taxes or requirements to obtain permits for green house gas emissions. See ITEM 1A - “RISK FACTORS.”

Item 1A - RISK FACTORS

In addition to the risks set forth elsewhere in this annual report, including without limitation in Items 1, 7, 7A, and 9A, investors should carefully consider the following risk factors before making investment decisions regarding our securities.  Any of the following risks could have a material adverse effect on our business, financial condition, results of operations and prospects, may cause actual results, events or performances to differ materially from those expressed in any forward-looking statements we make in this annual report and may cause the value of our securities to decline, which could cause you to lose all or part of your investment. In addition, please read “Forward-Looking Statements” in this annual report, where we describe additional uncertainties associated with our business and the forward-looking statements included or incorporated by reference in this annual report. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Risk Factors Associated with the Airline Industry Generally

Our business has been, and may continue to be, adversely affected by the price of aircraft fuel. Additionally, a shortage of aircraft fuel would have an adverse impact on us.

Like all airlines, our business has been, and may continue to be, adversely affected by the price of aircraft fuel.  Because our non-fuel operating costs are the lowest of any major U.S. airline and because some carriers may have greater financial resources than we do, our business may be more sensitive to changes in fuel prices. During 2008, our business was adversely affected by both increases in the price of aircraft fuel and the volatility in aircraft fuel prices. Fuel prices reached record highs on an actual and inflation adjusted basis before moderating beginning in the fourth quarter of 2008. In 2009, aircraft fuel remained our single largest expenditure and accounted for 31.4 percent of our operating expenses compared to 45.5 percent, 37.1 percent, and 36.5 percent of our operating expenses in 2008, 2007, and 2006, respectively. Based on current and projected operations, our fuel expense, before the impact of hedging arrangements, would increase approximately $9.5 million for 2010 for each $1 per barrel increase in the cost of crude oil or refining costs. We may not have the ability to operate profitably if we are faced with extended periods of high fuel costs or shorter periods of extremely high fuel costs.

Neither the future price nor the availability of aircraft fuel can be predicted with any degree of certainty. Although we are currently able to obtain adequate supplies of aircraft fuel, political disruptions, or wars involving oil-producing countries, changes in government policy concerning the production, transportation, or marketing of aircraft fuel, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages in the future. Adverse changes in the availability of, or increases in demand for, oil in general and aircraft fuel in particular likely would result in increased fuel prices. Additionally, market manipulation and price speculation or other unpredictable events may result in higher fuel prices, increases volatility, or both.

Our operations are largely concentrated in the Southeast United States with Atlanta being the highest volume fueling location in our network. Approximately 84 percent of our fuel is sourced from aircraft fuel produced in the Gulf Coast. Any disruption to the oil production or refinery capacity in the Gulf Coast, as a result of weather or any other disaster could, among other potential effects, have a material adverse effect on the price and availability of fuel in the Southeast United States.

The airline industry is highly cyclical, and the growth in demand for air travel is correlated to the growth in the U.S. and global economies.

The profitability of our operations is especially influenced by the condition of the United States economy, which impacts the demand for discretionary travel and our competitive pricing position. Most air travel is price sensitive and discretionary travel, which is a substantial portion of our business, declines during economic downturns. A continuation of the current weak economic environment or a return to worsening economic conditions could have a further significant adverse effect on our results of operations, cash flows, and financial condition.

The airline industry is intensely competitive and some of our competitors have greater financial resources.

The airline industry in general, and the low-fare sector in particular, is highly competitive. Our airline competitors include other major domestic airlines as well as foreign and regional airlines, some of which have greater financial resources. We face competition from other existing low cost carriers and in the future could face competition from start-up airlines seeking to employ low-cost strategies. In most of the markets which we currently serve, and in most of the markets which we expect to serve within the coming year, we compete or expect to compete with at least one other low-cost airline and one or more major legacy airlines. Our revenues are, and will continue to be, sensitive to numerous competitive factors, and the actions of other airlines in the areas of cost structure, pricing, scheduling, and promotions, all of which can have a substantial adverse impact on individual airline and overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines, under financial stress or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. Any increased competition could have a negative impact on our business and operating results.

Our reputation and financial results could be negatively affected in the event of a major aircraft accident.

An accident involving one of our aircraft could involve not only repair or replacement of the damaged aircraft and the consequent temporary or permanent loss of such aircraft from service, but also significant potential claims by passengers and others. Moreover, any aircraft accident, even if fully insured, could cause a public perception that our aircraft are less safe or reliable than other airlines, and that could have a negative effect on our business. The occurrence of one or more incidents or accidents involving our aircraft could have a material adverse effect on the public’s perception of us and our future operations.

We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain liability insurance in amounts and of the type consistent with industry practice. Although we currently believe our insurance coverage is adequate, the amount of such coverage may be decreased in the future or we may be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage could have a material adverse impact on our business and financial results.

We are subject to extensive regulation by the FAA, the DOT, and other governmental agencies, compliance with which could cause us to incur increased costs and negatively affect our business and financial results.

We, as well as airlines in general, are subject to a wide range of governmental regulation, including regulation by the FAA. A modification, suspension, or revocation of any of our FAA authorizations or certificates could adversely impact our business.

In the last several years, Congress has passed laws and the FAA has issued a number of maintenance directives and other regulations. These requirements impose substantial costs to airlines. Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered in the United States that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that may be amended from time to time. The availability of international routes may also be limited because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs, or our ability to conduct existing or future operations outside of the United States. We cannot predict what laws and regulations may be adopted or their impact, and we cannot guarantee that laws or regulations currently proposed or enacted in the future will not adversely affect us.

Increases in insurance costs or reduction in insurance coverage may adversely impact our operations and financial results.

Past terrorist attacks and the possibility of future terrorist attacks have adversely affected the ability of airlines to obtain private war risk insurance as well as the cost of such private insurance, when it is available. Since November 2002, the federal government has provided third party, passenger, and hull war-risk insurance coverage to commercial carriers pursuant to legislation under a variety of federal laws. Currently, program authority is effective until December 31, 2013. We have received certification of coverage through August 31, 2010. If the federal insurance program terminates, we would likely face a material increase in the cost of war-risk insurance or such insurance might not be available at all. Because of the competitive pressures in our industry, our ability to pass along additional insurance costs to passengers may be limited. As a result, further increases in insurance costs or reductions in available insurance coverage could harm earnings. Any coverage that might be available to us through commercial aviation insurers also could have substantially less desirable terms and might not be adequate to protect our risk, which could harm our business.

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

Like all U.S. airlines with operations outside of the United States, we face certain risks associated with our international operations, including failure to adequately comply with existing U.S. legal requirements regulating foreign business practices.

We have recently expanded our service to Mexico and various countries in the Caribbean. Operations outside the United States may subject us to increased legal compliance risks. Likewise, non-U.S. operations may subject us to political and economic risks based on developments in an individual country. We emphasize legal compliance and have implemented policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements; however, there can be no assurance that our employees will adhere to our code of business ethics, other company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate records and internal accounting practices to accurately record our non-U.S. transactions, we may be subject to sanctions. In the event that we believe or have reason to believe that employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties, and other related costs which in turn could negatively affect our results of operations and cash flow. We periodically evaluate the political, economic, and business climate in each country in which we operate for developments which could adversely affect our business.

Global climate change and initiatives to address global climate change may adversely affect our business and increase our costs.

Many existing aspects of airline operations are subject to stringent environmental regulations. Legislative and/or regulatory action to address concerns about climate change in general and the emission of greenhouse gases (GHG), in particular, could result in substantial additional costs for us. On June 26, 2009, the U.S. House of Representatives passed HR 2454, the American Clean Energy and Security Act of 2009. The Senate is scheduled to consider the legislation in 2010. The law would regulate GHG emissions through a cap and trade system. Fuel producers may be required to acquire allowances sufficient to cover the GHG content of the fuel they sell, the cost of which would be expected to be passed along to fuel consumers including airlines. In October 2009, the U.S. Environmental Protection Agency proposed regulations that would impose controls on GHG emissions. The proposed regulations would not directly control GHG regulations by airlines. However, a number of states and environmental organizations have asked the U.S. Environmental Protection Agency to regulate greenhouse gas emissions from aircraft.

Because of the competitive pressures in our industry, our ability to pass along additional costs to passengers may be limited. We cannot assure you that the costs of complying with potential new environmental laws and/or regulations will not have a material adverse effect on our financial position, results of operations or cash flows. We are unable to predict the impact of global climate change itself on our business.  Please refer to other weather related risk factors in this annual report for a discussion of the existing risks associated with weather conditions on our business.

We, like other airlines, are subject to risks related to public health and weather

Public health threats, such as the H1N1 flu virus, the avian flu, Severe Acute Respiratory Syndrome (“SARS”), and other highly communicable diseases, outbreaks of which have occurred in the United States, Mexico, and the Caribbean where we currently operate or plan to operate, could have a significant adverse impact on our operations and the demand for air travel both worldwide and in the countries in which we operate or may operate.

Our operations will continue to be vulnerable to weather conditions in different parts of our network that could disrupt service, create air traffic control problems, and decrease revenue and increase costs, such as during hurricane season in the Southeast United States and Caribbean, and, during snow and severe winter weather in the Midwest and Northeast United States. Should it occur, we cannot predict the impact of global warming on our existing weather related risks.

Risk Factors Related to AirTran

Future developments could affect our ability to maintain adequate liquidity. Additionally, our ability to access alternative sources of capital could be subject to increased costs or otherwise be limited.

We may not be able to maintain adequate liquidity due to various reasons, including one or more of the following: a pronounced increase in aircraft fuel prices, a decline in demand for air travel due to adverse macroeconomic conditions; competitive actions by other airlines which reduce revenue; insufficient availability of financing for new aircraft deliveries; increases in interest rates on existing obligations, or an inability to re-finance our existing debt.

Although, historically our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures  and we have managed our liquidity such that our aggregate unrestricted cash and short-term investments at December 31, 2009, was $544.3 million and we have a $125 million revolving line of credit facility (which was fully drawn as of December 31, 2009), future circumstances could require us to  materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results or obtain material new sources of capital in order to maintain adequate liquidity.

We cannot assure you that we would be successful either in further improving our results of operations or in reducing our costs. Likewise, although we have been able to conduct public offerings of our equity and debt securities, sell aircraft, and obtain a letter of credit facility and a revolving line of credit facility over the course of the last two years, we cannot assure you that, in the event we need to obtain additional liquidity, we will be able to access the capital markets, sell additional aircraft,  utilize, renew or extend existing financing arrangements, or obtain new financing on terms acceptable to us or at all.

U.S. and global equity and debt markets have undergone significant disruption, making it difficult for many businesses to obtain financing in the capital markets on acceptable terms or at all. Further, the capital markets in general, and the market prices of securities of airline companies and the market prices of our securities each in particular, have experienced, and in the future may experience, extreme volatility including fluctuations that are unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations could adversely affect our ability to access the capital markets or the terms of the securities we might offer, regardless of our actual operating performance.

Our ability to sell or otherwise monetize aircraft assets could be adversely affected by similar attempts by other operators of commercial aircraft in general or by operators of B737 aircraft in particular. Similarly, the limited number of operators of B717 aircraft may adversely affect the market for such aircraft and our ability to sell or otherwise monetize such aircraft if we decide to do so. Our ability to generate cash from the disposition of certain aircraft may require the consent of one or more secured parties including in connection with our obligations under our Credit Facility, and we would likely be required to apply the proceeds from the sale of aircraft which are encumbered by liens to reduce or pay off indebtedness. The availability of other aircraft for sale could have an adverse impact on our ability to sell or otherwise monetize aircraft and on the market values of our aircraft assets, including any aircraft we seek to sell or pledge as collateral, especially if other carriers are reducing capacity or ceasing operations. Reductions in the value of assets pledged to secure our obligations under our Credit Facility could result in reductions in the amount available under such facility.

Like the U.S. and global equity and public debt markets, the market for lender or lessor financing has undergone significant disruption, making it difficult for many businesses to obtain lender or lessor financing on acceptable terms or at all. As a result of this disruption, we have experienced an increase in the costs associated with, and a decrease in the availability of, borrowings necessary to operate our business. If economic conditions do not improve or again worsen, our cost of borrowing may again further increase and it may be more difficult to obtain financing for our operations or to refinance obligations as they come due in the ordinary course. If our available funding is withdrawn or otherwise materially limited or we are forced to fund our operations at a higher cost, these conditions could require us to curtail our business activities.

We have significant current and future obligations related to aircraft purchase commitments, indebtedness and lease obligations.  If we do not generate sufficient cash flows and / or are unable to access the capital markets, our liquidity and our ability to fulfill such obligations could be impaired.

We have and will continue to have significant indebtedness and other commitments  including aircraft purchase commitments, significant debt and lease obligations related to existing purchased and leased aircraft, and debt and lease obligations for existing and planned operating facilities.

Our aircraft purchase commitments for the next five years and thereafter, in aggregate, are (in millions): 2010—$50; 2011—$270; 2012—$335; 2013—$260; and 2014—$500; and thereafter, $720. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. Except for a financing commitment for two aircraft, we have not yet arranged for aircraft financing for any of our scheduled aircraft deliveries.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own improved operating performance in 2009, and our recent ability to refinance certain B737 aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries.

Our total indebtedness as of December 31, 2009, was $1.2 billion, of which $811.2 million was aircraft related. Of our indebtedness, as of December 31, 2009, approximately $936.2 million, including amounts borrowed under our revolving line of credit, was secured by certain of our assets, principally aircraft, which likely would limit the utility of such assets in obtaining additional financing. Our ability to make scheduled payments of principal and interest for our obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond our control.

The amount of our debt and other fixed obligations, and potential increases in the amount of our debt and other fixed obligations, an inability to refinance our debt and fixed obligations, and any acceleration of our debt or other obligations could have important consequences to investors and could:

·
require a substantial portion of cash flows from operations for debt service payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, and other general corporate purposes;

·	limit our ability to obtain additional financing for aircraft purchases, capital expenditures, working capital or general corporate purposes; and

·
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate and, consequently, place us at a competitive disadvantage to our competitors with less debt.

As a result of the substantial fixed costs associated with our obligations we may not have sufficient liquidity to fund all of our fixed costs if revenues decline or costs increase; and we may not have sufficient liquidity to respond to competitive developments and adverse economic conditions.

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

Certain of our existing debt instruments and financing agreements contain covenants that, among other things, limit our ability to:

·	pay dividends and/or other distributions;

·	incur additional indebtedness;

·	prepay certain indebtedness;

·	dispose of certain assets without application of the proceeds in one or more specified ways; and

·	enter into mergers, consolidations or other business combinations.

As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities. This may affect our ability to generate revenues and make profits.

Our failure to comply with the covenants and restrictions contained in our Credit Facility, our indentures, leases, other financing agreements, and our aircraft purchase agreements could lead to a default under the terms of those agreements. If such a default occurs, the other parties to these agreements could declare all amounts borrowed and all amounts due under other instruments, which contain provisions for cross-acceleration or cross-default, due and payable. If that occurs, we may not be able to make payments on our debt, meet our working capital and capital expenditure requirements, or be able to find additional alternative financing on acceptable terms or sustain our operations.

Holders of our 7.0% Notes have the right to require us to repurchase such notes at specified dates, including in July 2010. We have the right to repurchase such notes in cash or in shares of our common stock or any combination thereof.  We currently intend to repurchase such notes with cash. If we repurchase the notes with cash, such repurchase would reduce our liquidity unless we arrange substitute financing. We may not be able to arrange refinancing on acceptable terms or at all. Further, we cannot assure you that our ability to repurchase our 7.0% Notes in cash would not be limited by the terms of other agreements outstanding at the time or by law. If we repurchase such notes using shares of our common stock, substantial dilution to our existing shareholders could occur. Our failure to repurchase our 7.0% Notes when required would result in an event of default with respect to such notes and could result in a cross default with respect to certain of our other indebtedness.

Downgrades in our credit ratings may adversely affect our financing options, or increase our borrowing costs, which could adversely affect our liquidity.

Currently, our public debt is rated below-investment grade. Our existing credit rating may adversely affect our borrowing costs or ability to borrow. A reduction in our existing credit ratings could further adversely affect our borrowing costs or ability to borrow.

The imposition of a holdback by one of our largest credit card processors could have a material adverse impact on our liquidity.

Most airlines have agreements with organizations that process credit card transactions arising from purchasing air travel by their customers. Each of our agreements with our two largest credit card processors provides that a processor may holdback monies related to future travel that such processor otherwise would remit to us (i.e., a “holdback”) in the event that a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us. The imposition of holdbacks would adversely affect our liquidity and could result in a material adverse effect on our business, including our financial condition, cash flows and operations.

We cannot assure you that we will be able to maintain our competitive low cost advantage.

We believe we currently have the lowest non-fuel operating costs among major U.S. air carriers.  However, since 2001, in order to respond to intense competition, the high price of fuel, and slower general economic conditions, a number of our competitors have taken various actions in an effort to reduce their costs including reducing employee headcount, limiting service offerings, renegotiating labor contracts, restructuring through the bankruptcy process, and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. While we believe our cost advantage over major airlines remains significant, certain of our competitors’ actions have reduced our cost advantage, and additional cost reductions by such major airlines could further reduce our cost advantage.

Our maintenance costs are expected to increase.

Our recent maintenance expenses have been lower than what we expect to incur in the future because of the relatively young age of our B717 and B737 aircraft fleet. Our maintenance costs are expected to increase as our aircraft age and the number of our aircraft under the manufacturer warranty decrease. Several of our maintenance contracts with third party vendors also provide for annual contractual increases, either based on an inflation-index or a fixed amount.

Fuel is our largest operating cost. Our fuel hedging activities may not protect us in the event of rising fuel prices, and we could sustain losses from our hedging activities.

We endeavor to manage and mitigate the risks of changes in aviation fuel prices, where we believe appropriate, by entering into hedging arrangements. We do not enter into fuel hedge contracts for speculative purposes.

We typically hedge a portion of our exposure to aircraft fuel price increases with a portfolio of swaps and various types of options using crude oil, heating oil, and aircraft fuel as the underlying commodity.

To the extent we do not hedge our aviation fuel risk or correspondingly increase our revenues, fluctuations in the market prices of jet fuel will have the effect of reducing or increasing the amount of profit we earn or loss we incur. Conversely, by entering into hedging contracts, in exchange for reducing the risk of potential jet fuel price increases, we subject ourselves to hedging related losses.

While we have generally been able to enter into hedging transactions when we have sought such arrangements, no assurances can be given that, in the future, counterparties will be willing to enter into hedging transactions with us on terms acceptable to us. Likewise, we cannot assure you that counterparties to hedging agreements will always perform or that our hedging activities will be successful in materially mitigating the impact of rising fuel costs.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of December 31, 2009, we were not required to provide counterparties to fuel-related derivative financial instruments with any collateral. However, in the future, the fair value of our obligations under derivative financial instruments may obligate us to provide collateral to counterparties, which would reduce our unrestricted cash and investments. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

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

While we believe that we have a competitive advantage in labor costs relative to many of our competitors, many air carriers may seek reductions and concessions in light of the recent and current operating environment. Accordingly, we cannot assure you that our labor costs going forward will remain competitive on even a comparative basis because our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs, one or more of our competitors may significantly reduce their labor costs, or our labor costs may increase in connection with potential acquisitions.

While we believe that our relations with labor are generally favorable, the outcome of our current collective bargaining negotiations cannot presently be determined. See “Business—Employees” for a discussion of the current status of our individual labor contracts. If we are unable to reach agreement with any of our unionized work groups in  future negotiations regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages. Any strike or labor dispute with our unionized employees may adversely affect our ability to conduct business. Any need for work force reductions or wage and benefit concessions as a result of an adverse business and operating environment could have an adverse effect on our labor relations and employee morale.

We are subject to various risks as a result of our fleet concentration in two aircraft types.

As of February 1, 2010, we have 86 B717 aircraft and 52 B737 aircraft in our fleet. Because few carriers operate B717 aircraft, FAA actions to ground that aircraft generally (if actual or suspected defects were discovered in the future unique to that aircraft) would have a more pronounced effect on us. Also, because Boeing discontinued the production of B717 aircraft in 2006, we expect to experience increased costs in later years in connection with parts acquisition and/or maintenance for such aircraft greater than we would likely incur if such aircraft were still in production. All of our B717 and B737 aircraft utilize a respective single type of engine which may subject us to risks of higher operating costs under power-by-the-hour agreements and other risks if actual or suspected defects exist or are suspected to exist with respect to such engines.

We rely heavily on technology and automated systems to operate our business, and a failure of these technologies or systems or failures by their operators could harm our business.

We depend on technology and automated systems to operate our business, including our computerized airline reservations system, our telecommunication systems, our Web site, our maintenance and engineering systems, our flight scheduling and yield management systems, and other technologies and systems including external infrastructure, such as the power grid, telecommunications grid, and the Internet. In order to reduce costs and maintain and enhance customer service, we have automated numerous activities and functions and our integration and interaction requirements for our systems continue to increase as we strive to achieve maximum rational utilization of all of our resources.

Virtually all of our customer flight reservations are issued to passengers as electronic confirmations, ticketless or as electronic tickets. We depend on our computerized reservation system to be able to issue, track, and accept this data. In order for our operations to work efficiently, our Web site and reservation system must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight information. While our systems have certain redundancies, substantial or repeated Web site, reservations system, or telecommunication systems failures could reduce the attractiveness of our services and cause our customers to purchase travel from another airline.

We rely on other automated systems for coordinating maintenance and engineering activities with flight operations and for crew scheduling, flight dispatch, and other operational needs. Disruption in, changes to, or a breach of, these systems could result in the loss of important data, increase our expenses, and possibly delay or impede our flight and related operations.

Our technologies and systems are subject primarily to three types of risk:  internal errors or failures, errors or failures by our vendors, and externally caused failures. Many of these risks are beyond our control.

We seek to minimize internal risks through various processes and internal controls, by employing redundant systems, security initiatives and procedures, and disaster recovery plans.

We rely on outside vendors and licensors for a variety of technological services, products, and functions critical to our business, including computer reservation system hosting, software design, and software maintenance. Our use of outside vendors increases our exposure to several risks. If one of our major technology or automated systems vendors fails to perform adequately, we may experience increased costs, delays, or negative public perception of our airline. We believe there currently are other available vendors and alternative systems for all of our licensed technologies and outsourced system operations; however, in the event that one or more of our primary technology or systems' vendors goes into bankruptcy, ceases operation or fails to perform as  promised, replacement services may not be readily available at competitive rates, or at all. We seek to minimize our vendor risk through a vendor oversight and quality control process that we believe is among the best in the industry. We regularly review the risk profiles of all of our major vendors and assess the criticality of their products and services to our business. We have implemented redundant systems, disaster recovery programs, or contingency plans for all of principal outsourced systems. We also require computer code escrow arrangements for all of our major systems which would allow us to operate key systems in the event of a vendor failure. Despite our initiatives, plans, and procedures, such measures may not be adequate or implemented properly or sufficiently to prevent business disruption.

Despite our plans, programs, and procedures, we may be vulnerable to external interruption in technology infrastructure on which we are dependent, whether due to large-scale events, such as natural disasters or directed actions, including terrorist attacks and system security attacks seeking to compromise or obtain financial data, infect systems with computer viruses or impair or disrupt functionality through denial of services.

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

Ground handling services are provided to us by third parties at 35 airports. Our reliance on third party service providers will continue in the foreseeable future and may result in the relative inability to control the efficiency and timeliness of all of our outsourced ground handling operations. Although we do not anticipate any material problems with the efficiency and timeliness of our existing contract services, problems in connection with such third party services could have a material adverse effect on our business, financial condition, and results of operations.

If we lose key senior management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our performance depends largely on the efforts and abilities of our members of senior management. These executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. Although we have, or are implementing, emergency and long term succession policies,  an unexpected loss of services of one or more of members of senior management or the  failure to  develop, train, and retain  qualified personnel could have an adverse effect on our business. Further, as our business continues to grow, we will need to attract and retain, and manage an increasing number of management-level employees. We cannot assure you that we will always be able to do so.

Our ability to utilize net operating loss carry-forwards may be limited.

At December 31, 2009, we had estimated net operating loss carry-forwards (“NOLs”) of $477.5 million for federal income tax purposes that expire between 2017 and 2029. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years.

The imposition of a limitation on our ability to use our NOLs to offset future taxable income could cause U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs. Based on analysis that we performed, we believe we have not experienced a change in ownership as defined by Section 382, and, therefore, our NOLs are not currently under any Section 382 limitation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2009:

Aircraft Type	Number of Passenger Seats	Owned	Leased	Total	Weighted- Average Age (Years)
B717	117	8	78	86	8.3
B737	137	30	22	52	3.6
Total		38	100	138	6.5

As of December 31, 2009, we had 51 B737 aircraft on order scheduled to be delivered in the years indicated:

Scheduled Firm Aircraft Deliveries B737
2010	-
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10
Total	51

As of December 31, 2009, all of our owned aircraft were encumbered under debt agreements. For information concerning the estimated useful lives, residual values, lease terms, operating rent expense, aircraft debt, and firm orders for additional aircraft, see Notes 1, 2, 4 and 5 to the Consolidated Financial Statements.

Ground Facilities

We have signatory status on the lease of facilities at Hartsfield-Jackson Atlanta International Airport. This lease covers use of 22 gates and expires in September 2010. We also have signatory status at several other airports. The current lease at Orlando International Airport, which expires in September 2013, covers use of eight gates. The lease at Baltimore/Washington International (BWI) covers seven gates and expires in 2014. The check in-counters, gates, and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority or subleased from other airlines.

Our principal corporate offices are located at the Orlando International Airport in a facility leased from the Greater Orlando Aviation Authority. The facility houses our executive offices as well as our operations staff, general administrative staff, and some of our computer systems. Our corporate office lease expires in 2023. We have an agreement with the Greater Orlando Aviation Authority to create a hurricane resilient operations center, and we are proceeding with construction of a second building on the existing leased property for such purpose.

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

We also lease office space in Atlanta for use as a reservations center under a lease which expires in May 2010, a reservation center in Savannah, Georgia, under a lease which expires in 2014, a warehouse and engine repair facility in Atlanta under a lease that expires in 2014, and a reservation center in Carrollton, Georgia, under a lease that expires in 2019.

In 2009, we consolidated some of our Atlanta-based operations and all of our training requirements for stations, flight attendants, and management. We have entered into a 26-year lease on the facility that expires in 2035 and has two five-year renewal options.

We believe we will be able to obtain lease renewals or substitute facilities for our leased facilities upon the expiration of the applicable lease.

Our existing facilities are generally adequate for our present needs. However, we are unable to predict whether we will be able to obtain adequate facilities to accommodate future growth or expansion. If facilities in any existing or future market served by us cease to be available to us at acceptable rates, we may choose to cease serving those markets.  Similarly, the unavailability of facilities to us at acceptable rates may deter us from expanding services to one or more otherwise attractive destinations.

ITEM 3.	LEGAL PROCEEDINGS

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (Delta) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. Subsequent to the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single judge in Atlanta. An amended complaint filed in February 2010 in the consolidated action broadened the allegations to add claims that Delta and AirTran also cut capacity on competitive routes and raised prices. The amended complaint seeks injunctive relief against a broad range of alleged anticompetitive activities and attorneys fees. AirTran denies all allegations of wrongdoing, including those in the amended complaint, and intends to defend vigorously any and all such allegations.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $.001 par value per share, is traded on the New York Stock Exchange under the symbol “AAI.” The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2009 and 2008:

	2009		2008
Quarter	High	Low	High	Low
1st	$4.93	$2.44	$9.13	$5.61
2nd	$8.68	$4.40	$6.95	$1.97
3rd	$7.47	$5.52	$3.69	$1.28
4th	$6.36	$4.05	$4.66	$1.50

Holders

As of February 1, 2010, there were approximately 4,216 stockholders of record of common stock.

Dividends

Historically, we have not declared cash dividends on our common stock. In addition, our debt indentures and our Credit Facility restrict our ability to pay cash dividends. In particular, under our Credit Facility, our ability to pay dividends is restricted to a defined amount available for restricted payments including dividends, which amount is determined based on a variety of factors including 50% of our consolidated net income for the applicable reference period and our proceeds from the sale of capital stock, including pursuant to the conversion of indebtedness to our capital stock, all as defined. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any cash dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report on Form 10-K below.

Issuance of Unregistered Securities and Repurchase of AirTran Equity Securities

During the fourth quarter of the year ended December 31, 2009, we did not issue any unregistered equity securities nor did we purchase any of our equity securities, exclusive of any net option exercises to pay withholding taxes and/or the exercise price of the applicable option.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

The following financial information for the five years ended December 31, 2009 has been derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere herein. No cash dividends per common share were declared during the five years ended December 31, 2009.

Financial Data:
(in thousands, except per share data)	2009			2008			2007			2006		2005
Operating revenues	$2,341,442			$2,552,478			$2,309,983			$1,892,083		$1,449,700
Operating income (loss)	177,010		(13)	(75,821)		(15)	142,646		(17)	40,294		22,646
Net income (loss)	$134,662		(14)	$(266,334)		(16)	$50,545		(18)	$14,494		$9,320
Earnings (loss) per common share:
Basic	$1.09			$(2.44)			$0.55			$0.16		$0.11
Diluted	0.95			(2.44)			0.54			0.16		0.10
Total assets at year-end	$2,284,172			$2,085,262			$2,071,784			$1,616,159		$1,160,483
Long-term debt and capital lease obligations including current maturities at year-end	$1,214,017			$1,104,056			$1,037,246			$784,093		$440,091

Operating Data:
Revenue passengers	23,997,810			24,619,120			23,780,058			20,051,219		16,638,214
Revenue passenger miles (RPM) (000s)(1) (000s)(1)	18,588,036			18,955,843			17,297,724			13,836,378		11,301,534
Available seat miles (ASM) (000s)(2)	23,294,117			23,809,190			22,692,355			19,007,416		15,369,505
Passenger load factor(3)	79.8%			79.6%			76.2%			72.8%		73.5%
Departures	251,694			260,120			261,505			237,137		194,741
Average aircraft stage length (miles) (4)	738			728			695			652		651
Average fare, excluding transportation taxes(5)	$87.05			$98.04			$92.47			$90.51		$83.93
Average yield per RPM(6)	11.24	¢		12.73	¢		12.71	¢		13.12	¢	12.36	¢
Passenger revenue per ASM (RASM)(7)	8.97	¢		10.14	¢		9.69	¢		9.55	¢	9.09	¢
Total revenue per ASM(8)	10.05	¢		10.72	¢		10.18	¢		9.95	¢	9.43	¢
Operating cost per ASM (CASM)(9)	9.29	¢		11.04	¢		9.55	¢		9.74	¢	9.28	¢
Non-fuel operating cost per ASM (10)	6.38	¢		6.02	¢		6.01	¢		6.19	¢	6.27	¢
Average cost of aircraft fuel per gallon (11)	$1.87			$3.25			$2.23			$2.17		$1.81
Gallons of fuel burned (000’s)	363,215			367,169			359,759			310,926		255,643
Operating aircraft in fleet at end of year	138			136			137			127		105
Average daily utilization (hours:minutes) (12)	10:59			11:02			11:02			11:08		11:01
Full-time equivalent employees at end of year	7,844			7,489			8,236			7,415		6,703

Note: All monetary amounts listed below are pre-tax.

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Total aircraft miles flown divided by departures
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
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

(11)	Total fuel expense, including taxes and into-plane fees, divided by gallons of fuel burned
(12)	The average amount of time per day that an aircraft flown is operated in revenue service
(13)	Includes an operating expense reduction of $3.0 million related to the net gain on sale of assets, principally gains on the sale of aircraft.
(14)
Includes an operating expense reduction of $3.0 million related to the net gain on sale of assets, principally gains on the sale of aircraft, non-operating income of $30.6 million related to a net gain on fuel derivative instruments, and non-operating income of $4.3 million related to a gain associated with the repurchase of our 7.0% convertible notes.

(15)
Includes an operating expense reduction of $20.0 million related to the net gain on sale of assets, principally gains on the sale of aircraft, and an operating expense of $8.4 million related to an impairment of goodwill.

(16)
Includes an operating expense reduction of $20.0 million related to the net gain on sale of assets, principally gains on the sale of aircraft, an operating expense of $8.4 million related to an impairment of goodwill, and a non-operating expense of $150.8 million related to losses on fuel derivative instruments.

(17)	Includes an operating expense reduction of $5.3 million related to the gain on the sale of two B737 aircraft.
(18)
Includes an operating expense reduction of $5.3 million related to the gain on the sale of two B737 aircraft and non-operating expense of $10.7 million related to costs associated with the proposed acquisition of Midwest Air Group, Inc. (Midwest), including exchange offer expenses.

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

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. As of February 1, 2010, we operated 86 Boeing B717-200 aircraft (B717) and 52 Boeing B737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 63 locations in the United States, including San Juan, Puerto Rico; as well as to Orangestad, Aruba; Cancun, Mexico; and Nassau, The Bahamas. Our positive operating results in 2009 were based, in part, on traditional elements of our success: competitive fares, superior service, an attractive network, and product value; low unit costs; adaptability; flexibility; innovation; and the enthusiasm and skills of our employees.

Capacity and Network Changes

Prior to 2008, we positioned ourselves as a growth airline. We successfully grew our capacity (as measured by available seat miles) at double-digit rates annually from 2000 through 2007. Nevertheless, in 2008, to respond to the challenges of a volatile fuel cost environment, a weak macroeconomic environment, and adverse capital market conditions, we recast our plans which resulted in our deferral of previously planned growth. We reduced planned capacity, principally by deferring scheduled aircraft deliveries, and selling B737 aircraft. By adjusting our business strategy and implementing revised tactics, we believe that we have positioned AirTran to more effectively deal with a volatile fuel-cost environment and reduced demand for air travel due to weak macroeconomic conditions. As a result of our actions, our capacity growth slowed to 4.9 percent in 2008, we reduced capacity by 2.2 percent in 2009, and we currently expect our capacity to grow by three to four percent in 2010.

During 2009 we continued to develop our route network by: substantially increasing our presence in Orlando, Baltimore, and Milwaukee; initiating service to seven domestic locations; and initiating service to three international destinations. More specifically, during 2009, we:

·
Doubled the size of our Milwaukee operations, as measured by available seat miles (ASMs). The new flights are part of our strategy to expand service from General Mitchell International Airport in Milwaukee and build our presence in the Midwest. Together with our marketing partner SkyWest Airlines, in February 2010, we will serve 22 non-stop destinations to and from Milwaukee.

·
Initiated new service to Allentown/Bethlehem, Pennsylvania; Asheville, North Carolina; Atlantic City, New Jersey; Branson, Missouri; Charleston, West Virginia; Key West, Florida; and Knoxville, Tennessee. In the fourth quarter of 2009, we announced that we would resume service to Gulfport, Mississippi in January 2010. We also announced service to Lexington, Kentucky, which commenced in February 2010, and we announced service to Des Moines, Iowa, which is expected to commence in March 2010. We also suspended service to three U.S. cities for which the revenue performance was not meeting our expectations.

·
Expanded our presence in the Caribbean in 2009 by adding service to Orangestad, Aruba; Cancun, Mexico; and Nassau, The Bahamas. In the third quarter of 2009, we announced service to Montego Bay, Jamaica, which commenced in February 2010. We believe that we are enhancing the AirTran Airways travel experience by offering flights to these popular tourist destinations.

Key Initiatives

After six consecutive years of profitability, during 2008, we were faced with record high jet fuel prices, an adverse macroeconomic environment, and disrupted capital markets. During 2008, we undertook a variety of actions to respond to these challenges including: reducing capacity starting in September 2008; deferring new aircraft deliveries; selling aircraft; reducing other capital expenditures; implementing increases in certain fares and ancillary fees; entering into a variety of derivative financial arrangements to hedge the cost of fuel; and managing our costs and employment levels. We also completed capital market transactions in 2008 exceeding $375 million, including: issuing convertible debt and common stock; entering into a letter of credit facility to reduce our exposure to holdbacks of cash remittances by a credit card processor; and obtaining a combined letter of credit facility (the letter of credit facility) and revolving line of credit facility (the revolving line of credit facility) which combined facility is referred to as the Credit Facility.

During 2009, we took additional steps to enhance our liquidity and our operating performance substantially improved. In September 2009, our Credit Facility was amended to, among other things: extend the expiration date of the facility to December 31, 2010; increase the amount that may be borrowed under the revolving line of credit facility to $125 million; and reduce the maximum aggregate amount of outstanding letters of credit plus outstanding borrowing to $175 million. During October 2009, we completed a public offering of $115.0 million of our 5.25% convertible senior notes due in 2016 and a public offering of 11.3 million shares of our common stock at a price of $5.08 per share. The net proceeds from the two offerings, which aggregated $166.3 million, were used for general corporate purposes including improving our overall liquidity. We also continued to utilize a variety of derivative financial arrangements to hedge the costs of fuel and interest rate volatility.

Recent Operating Results

As summarized below, our operating results for 2009 were substantially improved compared to 2008. The pronounced reduction in jet fuel price levels during 2009 compared to 2008, coupled with the actions that we undertook to reduce and redeploy capacity, increase ancillary revenues, and control costs produced the improved operating results.

(In thousands, unless otherwise noted)	Selected Financial and Operating Data
	2009		2008
Operating revenue	$2,341,442		$2,552,478
Operating income (loss)	177,010		(75,821)
Net (gain) loss on derivative financial instruments	(30,624)		150,836
Net income (loss)	134,662		(266,334)

Available seat miles (ASM)	23,294,117		23,809,190
Total revenue per ASM – in cents	10.05	¢	10.72	¢
Operating cost per ASM – in cents	9.29	¢	11.04	¢
Gallons of fuel burned	363,215		367,169
Average cost of aircraft fuel per gallon – in dollars	$1.87		$3.25

Our 2009 operating income improved by $252.8 million compared to 2008. Fuel prices retreated in 2009 from the record high 2008 levels. The reduction in the average cost of jet fuel per gallon resulted in a $501.2 million decrease in our aircraft fuel expense during 2009 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during 2008. The favorable impacts of lower 2009 fuel prices coupled with actions we took to reduce and redeploy capacity, increase ancillary revenues and control costs were somewhat offset by the unfavorable impacts of adverse macroeconomic conditions and higher non-fuel unit operating costs. More specifically, our total unit revenue per available seat mile decreased by 6.3 percent to 10.05 cents and our non-fuel unit operating costs per available seat mile increased by 6.0 percent to 6.38 cents compared to 2008. Continuing a trend which started in September 2008, in 2009, we reduced capacity as measured by available seat miles. We believe that the 2.2 percent reduction in 2009 capacity compared to 2008 capacity had the salutary effect of partially mitigating the unfavorable impact of adverse macroeconomic conditions on our unit revenues. However, the capacity reduction was also a contributing factor to the increase in our non-fuel unit operating costs.

As summarized below, our operating results for the second half of 2009 were impacted by increased jet fuel prices.

(In thousands, unless otherwise noted)	Selected 2009 Unaudited Financial and Operating Data
	January – June		July - December
Operating revenue	$1,145,608		$1,195,834
Operating income (loss)	113,873		63,137
Net (gain) loss on derivative financial instruments	(28,225)		(2,399)
Net income	107,145		27,517

Available seat miles (ASM)	11,327,284		11,966,833
Total revenue per ASM – in cents	10.11	¢	9.99	¢
Operating cost per ASM – in cents	9.11	¢	9.47	¢
Gallons of fuel burned	176,166		187,049
Average cost of aircraft fuel per gallon – in dollars	$1.66		$2.06

The increase in the average cost of jet fuel per gallon resulted in a $74.8 million increase in our aircraft fuel expense during the second half of 2009 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the first half of 2009.

Other Accomplishments

While third party assessments for 2009 are not yet available, for 2008, AirTran Airways was rated first among all low-cost carriers for the second consecutive year in the highly regarded annual Airline Quality Rating (AQR) study, developed in 1991 as an objective method for assessing airline quality. The year 2008 was the fifth consecutive year for which AirTran ranked third or higher for quality among all U.S. carriers in this prestigious rating which is based on four major areas: on-time performance, denied boardings, mishandled baggage, and customer complaints. Researchers at the University of Nebraska at Omaha Aviation Institute and the W. Frank Barton School of Business at Wichita State University conduct the study each year.

In January 2010, AirTran Airways was awarded the prestigious 2009 Market Leadership Award from leading industry publication, Air Transport World, for AirTran’s innovative combination of low-cost, high-quality service and response to the global financial crisis.

During 2009, we:

·	Carried 24.0 million revenue passengers;

·
Became the first major airline to offer passengers wireless, broadband Internet access on every flight. AirTran passengers now have full Internet access including: Web, e-mail, instant messaging and access to corporate e-mail and network systems (virtual private networks) – through their Wi-Fi mobile communication and information devices. The Today Show produced a live remote broadcast from 30,000 feet over the Eastern Seaboard on the day we launched our Gogo In-flight Internet service;

·	Announced that we will commence scheduled services to Des Moines, Iowa, Gulfport, Mississippi, Lexington, Kentucky, and Montego Bay, Jamaica, in 2010;

·
Initiated service to Allentown/Bethlehem, Pennsylvania; Asheville, North Carolina; Atlantic City, New Jersey; Branson, Missouri; Charleston, West Virginia; Key West, Florida; Knoxville, Tennessee; as well as Orangestad, Aruba; Cancun, Mexico; and Nassau, The Bahamas;

·	Launched 24 other new non-stop routes;

·
Entered into a new marketing agreement with SkyWest Airlines Inc., a subsidiary of SkyWest, Inc.,   to support our Milwaukee focus city. Service under this new agreement commenced in late 2009. Under this new agreement, SkyWest Airlines offers regional jet service between Milwaukee and six destinations. These flights are operated by SkyWest Airlines and are available for customers to book through AirTran's normal distribution channels. Seats on these flights are sold in conjunction with AirTran Airways flights with revenue shared on a pro-rated basis. Once fully implemented in February 2010, SkyWest Airlines will offer 18 daily non-stop flights from Milwaukee to six destinations, and, together with our marketing partner, we will serve 22 non-stop destinations to and from Milwaukee;

·
Entered into a multi-year partnership with the National Football League’s Atlanta Falcons that includes:  joint promotions, prominent signage at the Georgia Dome, a specially designed, Falcons-themed Boeing 717, and billboards and other advertising featuring Falcons’ players in full uniform;

·
Became the official airline of the National Basketball Association’s Orlando Magic, entering into a multi-year partnership that includes: designation as a Magic “Champion of the Community,” unparalleled team and facility access, brand recognition visibility, category exclusivity, and a specially designed, Magic-themed Boeing 717;

·	Unveiled specially designed, Baltimore Ravens and Indianapolis Colts-themed Boeing 717 aircraft; and

·	Partnered with comedian Mark Malkoff, who lived on an aircraft for 30 days in June 2009 and flew 136 flights, setting a new Guinness World Record.

2010 Outlook

We expect to face challenges during 2010. Managing costs and increasing unit revenues in the face of volatile fuel costs and a weak economy will continue to be a primary focus. Fuel prices remain volatile and may again increase in 2010. Additionally, the pace and extent of the recovery of airline industry revenue are uncertain.

Our pilots’ collective bargaining agreement became amendable in 2005 and is currently in mediation. Our flight attendants’ collective bargaining agreement became amendable in December 2008 and is currently the subject of negotiation. The impact on our operating results of any new collective bargaining agreement is not known.

Compared to 2009, we expect our capacity, as measured by available seats miles (ASMs), to increase by seven to eight percent for the first quarter and to increase by three to four percent for 2010 as a whole. We also expect our first quarter total revenue per ASM to increase by two and one-half to three and one-half percent compared to the first quarter of 2009. We project our unit non-fuel costs per ASM (1) to increase by two and one-half to three percent for the first quarter and to increase by three to four percent for 2010 as a whole.

We anticipate that our 2010 non-fuel unit operating costs will increase due to: increases in aircraft maintenance costs, higher employee compensation costs due to higher wage rates attributable to higher average employee seniority and wage scales, increased revenue related costs, and higher airport rents and landing fees. The increased aircraft maintenance costs will be due to the aging of each of our aircraft types and a contractual cost increase for B717 engine repairs.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

(1)
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

RESULTS OF OPERATIONS

2009 Compared to 2008

Summary

During 2009, we reported operating income of $177.0 million, net income of $134.7 million, and diluted earnings per common share of $0.95. Included in our results are gains on disposition of assets of $3.0 million, a non-operating gain on derivative financial instruments of $30.6 million, and a non-operating gain on extinguishment of debt of $4.3 million. Due to the pronounced reduction in the average cost of jet fuel per gallon during 2009 compared to 2008 and the actions that we have undertaken, our operating results for the year were substantially improved compared to 2008. During 2008, we reported an operating loss of $75.8 million, a net loss of $266.3 million, and diluted loss per common share of $2.44. Included in our 2008 results are gains on disposition of assets of $20.0 million, an impairment charge to write-off goodwill of $8.4 million, and a non-operating loss on derivative financial instruments of $150.8 million.

Operating Revenues

Our operating revenues for the year ended December 31, 2009 decreased $211.0 million (8.3 percent) due to the net effect of a $324.6 million decrease in passenger revenues and a $113.6 million increase in other revenues compared to the year ended December 31, 2008. Our total revenue per available seat mile for the year ended December 31, 2009 was 10.05 cents, a decrease of 6.3 percent compared to the year ended December 31, 2008. We believe that our capacity reductions combined with increases in ancillary fees partially mitigated the unfavorable impact of current adverse macroeconomic conditions by preventing a more pronounced erosion of total unit revenues.

The $324.6 million (13.5 percent) decrease in 2009 passenger revenue compared to 2008 was due to lower capacity, reduced traffic, and reduced passenger yield. We believe the reductions in traffic and yield were attributable in large part to the weak air travel demand caused by adverse macroeconomic conditions. During 2009, we reduced our capacity, as measured by available seat miles (ASMs), by 2.2 percent compared to 2008. The reduction in capacity was primarily the intended consequence of actions we took in 2008 to defer aircraft deliveries and sell aircraft. The reduced capacity coupled with a 1.9 percent decrease in revenue passenger miles produced an average passenger load factor of 79.8 percent, which was a 0.2 percentage point increase compared to the year ended December 31, 2008. Average yield per revenue passenger mile was 11.24 cents, 11.7 percent lower than 2008. The decrease in average yield was in part attributable to an increase in average length of passenger haul. During 2009, our average length of passenger haul increased 0.6 percent; an increase in average length of passenger haul tends to increase average fare and tends to reduce average yield.

Other revenues for the year ended December 31, 2009, increased $113.6 million (81.8 percent) compared to the year ended December 31, 2008, reflecting in large part pricing changes for ancillary customer services resulting from the unbundling of our service product. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the year ended December 31, 2009, decreased $463.9 million (17.6 percent) and decreased 15.9 percent on a unit cost basis, as measured by operating cost per ASM (CASM) compared to the year ended December 31, 2008. Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the year ended December 31, 2009. The decrease in total operating costs per ASM was the net result of a 42.0 percent decrease in fuel cost per ASM and a 6.0 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table summarizes our unit costs, as defined by CASM, for the indicated periods:

	Year ended December 31,				Percent Increase
	2009		2008		(Decrease)
Aircraft fuel	2.91	¢	5.02	¢	(42.0)%
Salaries, wages and benefits	2.10		1.99		5.5
Aircraft rent	1.04		1.02		2.0
Maintenance, materials and repairs	0.85		0.68		25.0
Distribution	0.41		0.42		(2.4)
Landing fees and other rents	0.62		0.58		6.9
Aircraft insurance and security services	0.09		0.09		—
Marketing and advertising	0.16		0.17		(5.9)
Depreciation and amortization	0.24		0.25		(4.0)
(Gain) loss on disposition of assets	(0.01)		(0.08)		(87.5)
Impairment of goodwill	—		0.04		(100.0)
Other operating	0.88		0.86		2.3
Total CASM	9.29	¢	11.04	¢	(15.9)%

Aircraft fuel decreased 42.0 percent on a cost per ASM basis because jet fuel cost per gallon decreased. During 2009, our average fuel cost per gallon, including taxes and into-plane fees, decreased 42.5 percent from $3.25 during 2008 to $1.87 during 2009. During 2009, we realized $8.4 million in losses on fuel-related derivative financial instruments which increased fuel expense.

Salaries, wages and benefits expense increased 5.5 percent on a cost per ASM basis primarily due to an increase in wage rates attributable to higher average employee seniority and lower employee attrition while ASMs declined by 2.2 percent.

Maintenance, materials and repairs expense increased 25.0 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe checks and rate increases in certain of our power-by-the-hour maintenance agreements.

Landing fees and other rents increased 6.9 percent on a cost per ASM basis primarily due to increased landing fees and higher rental rates at various airports for gate and certain terminal space.

(Gain) loss on disposition of assets for the years ended December 31, 2009 and 2008 was ($3.0) million and ($20.0) million, respectively. (Gain) loss on disposition of assets pertains primarily to aircraft related transactions. During 2009, we recognized:  $2.4 million loss for the write-off of capitalized interest related to the release of our obligation to purchase two B737 aircraft which Boeing sold to an unrelated foreign airline, and $6.6 million gain related to the deposits we previously received from the potential buyer who defaulted on its obligation to purchase two B737 aircraft in the third quarter. During 2008, we sold eight B737 aircraft.

Other (Income) Expense

Other (income) expense, net decreased by $183.2 million to $41.7 million net expense for 2009 compared to $224.9 million net expense for 2008. Other (income) expense, net includes: interest income; interest expense, capitalized interest; net (gains) losses on derivative financial instruments; and (gain) on extinguishment of debt.

Interest income increased by $2.0 million from 2008 to $5.7 million for 2009 primarily due to the net effects of the unfavorable impact of lower interest rates and a $3.3 million gain classified as interest income upon the redemption of all of our investments in an enhanced cash investment fund. During 2008, we recorded a charge of $5.2 million classified as interest income for realized and unrealized losses related to our investments in available for sale securities.

Interest expense, including amortization of debt discount and debt issuance costs, decreased by $1.5 million from 2008 to $84.0 million for 2009. The decrease was primarily due to the net effects of the following: the favorable impact of lower interest rates applicable to variable-interest rate debt due to declines in market interest rates; the repurchase of $29.2 million of our 7.0% convertible notes; interest on our 5.5% convertible senior notes issued in May 2008; interest associated with our Credit Facility obtained in the third quarter of 2008; and interest on our 5.25% convertible senior notes issued in October 2009.

Capitalized interest decreased by $6.0 million from 2008 to $1.7 million for 2009. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

We reported net (gains) on derivative financial instruments of ($30.6 million) for 2009, compared to a net loss of $150.8 million for 2008. Net (gains) losses on derivative financial instruments consists primarily of realized and unrealized gains and losses on fuel-related derivatives which either did not qualify for hedge accounting or were not designated as hedges for financial accounting purposes.

During 2009, we repurchased $29.2 million of our 7.0% convertible notes resulting in a gain of $4.3 million.

Income Tax Expense (Benefit)

Our effective income tax rate was 0.5 percent and 11.4 percent for the years ended December 31, 2009 and 2008, respectively. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent effective state tax rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes, and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including a portion of the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses over the past three years, and that we are therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. Consequently, our effective tax rate for 2008 was substantially lower than the statutory rate. As of December 31, 2009 and 2008, we had recorded $6.1 million and $84.1 million of valuation allowance related to our net deferred tax assets, respectively. Regardless of the financial accounting for income taxes, our net operating loss carry-forwards are currently available for use on our income tax returns to offset future taxable income.

The 2009 income tax expense of $0.7 million is primarily attributable to income tax expense associated with the repurchase of our 7.0% convertible notes.

2008 Compared to 2007

Summary

We reported an operating loss of $75.8 million, net loss of $266.3 million, and loss per diluted common share of $2.44 for 2008. Included in our results were gains on the sale of assets of $20.0 million, an impairment charge to write-off goodwill of $8.4 million and a non-operating loss on derivative financial instruments of $150.8 million. The 2008 losses were attributable primarily to record-high fuel prices during the first nine months of 2008. However, during the fourth quarter, jet fuel prices decreased dramatically and consequently we reported a fourth quarter operating profit of $53.4 million in 2008. For 2007, we recorded operating income of $142.6 million, net income of $50.5 million, and diluted earnings per common share of $0.54. Included in our results for 2007 are gains on the sale of aircraft of $5.3 million, a $0.3 million loss on derivative financial instruments, and the write-off of $10.7 million of expenses related to the attempted acquisition of Midwest Air Group (Midwest Airlines).

Operating Revenues

Our operating revenues for the year ended December 31, 2008 increased $242.5 million (10.5 percent), primarily due to a 9.8 percent increase in passenger revenues. Total revenue per available seat mile increased 5.3 percent to 10.72 cents compared to 2007 as a result of stronger loads and increases in ancillary revenues.

The $214.7 million (9.8 percent) increase in 2008 passenger revenues compared to 2007 was largely due to a 9.6 percent increase in passenger traffic as measured by revenue passenger miles (RPMs). Average yield per RPM was 12.73 cents, 0.2 percent higher than the year ended December 31, 2007. During the year ended December 31, 2008, our average passenger length of haul increased 5.9 percent; an increase in average passenger length of haul tends to increase average fare and tends to reduce average yield. During 2008, we moderated our growth by taking delivery of only eight B737 aircraft, selling eight B737 aircraft, and terminating early the lease of one B717 aircraft, bringing our total fleet to 136 aircraft at year-end. While the aircraft fleet size was reduced by one unit, the average fleet size was 3.7 percent higher in 2008 compared to 2007. As a result, our capacity, as measured by available seat miles (ASMs), increased 4.9 percent. Load factor increased to 79.6 percent, 3.4 percentage points higher than the prior year, resulting in a 4.6 percent increase in passenger revenue per ASM versus the year ended December 31, 2007.

Other revenues for 2008 increased $27.8 million (25.0 percent). Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, additional and excess baggage fees, and other miscellaneous revenues. The increase in other revenues was attributable primarily to increases in direct booking fees, unaccompanied minor fees, change and cancellation fees, and baggage fees. In late 2007, we ceased offering cargo services. Other revenues for the year ended December 31, 2007 included $3.4 million of cargo revenue.

Operating Expenses

Our operating expenses for the year ended December 31, 2008 increased $461.0 million (21.3 percent) and increased 15.6 percent on an operating cost per ASM basis (CASM). Our financial results were significantly affected by the price of fuel and volatility of the price of fuel.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by ASMs. The following table summarizes our unit costs, defined as operating expense per ASM (CASM), for the indicated periods:

	Year ended December 31,				Percent Increase
	2008		2007		(Decrease)
Aircraft fuel	5.02	¢	3.54	¢	41.8%
Salaries, wages and benefits	1.99		1.99		—
Aircraft rent	1.02		1.07		(4.7)
Maintenance, materials and repairs	0.68		0.67		1.5
Distribution	0.42		0.39		7.7
Landing fees and other rents	0.58		0.54		7.4
Aircraft insurance and security services	0.09		0.10		(10.0)
Marketing and advertising	0.17		0.18		(5.6)
Depreciation and amortization	0.25		0.21		19.0
(Gain) loss on disposition of assets	(0.08)		(0.02)		300.0
Impairment of goodwill	0.04		—		—
Other operating	0.86		0.88		(2.3)
Total CASM	11.04	¢	9.55	¢	15.6%

Aircraft fuel increased 41.8 percent on a cost per ASM basis due to an increase in the average price of jet fuel per gallon. During 2008, our fuel price per gallon, including taxes and into-plane fees, increased 45.7 percent from $2.23 during 2007 to $3.25 during 2008. During 2008, we realized $15.7 million in gains from fuel-related derivative financial instruments which reduced fuel expenses.

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

Marketing and advertising costs decreased 5.6 percent on a cost per ASM basis because our ASMs increased while our marketing and advertising costs were relatively unchanged.

Depreciation and amortization increased 19.0 percent on a cost per ASM basis primarily because a higher proportion of our fleet was owned during 2008 compared to 2007. Also, additions to computer equipment and software increased depreciation and amortization expense.

(Gain) loss on disposition of assets for the year ended December 31, 2008 was ($20.0) million compared to ($5.3) million for the year ended December 31, 2007. (Gain) loss on disposition of assets in each year consisted primarily of gains on aircraft sales. During the years ended December 31, 2008 and 2007, we sold eight and two B737 aircraft, respectively.

Impairment of goodwill expense for the year ended December 31, 2008 was $8.4 million. Because adverse industry conditions and our 2008 operating losses were indicators that our intangible assets may have been impaired, we prepared an assessment and concluded that all of our goodwill was impaired as of June 30, 2008, while our trademarks and trade names were not impaired. Consequently, we recorded a charge of $8.4 million to write-off the financial statement carrying value of all of our goodwill during 2008.

Other (Income) Expense

Other (income) expense, net increased by $166.2 million to $224.9 million for 2008 compared to $58.7 million for 2007. Other (income) expense, net includes: interest income, interest expense, capitalized interest, net (gains) losses on derivative financial instruments, and other.

Interest income decreased by $16.7 million from $20.4 million in 2007 to $3.7 million in 2008 due to lower interest rates. Also, during 2008, we recorded a $5.2 million charge to interest income related to realized and unrealized losses on investments.

Interest expense, including amortization of debt discount and debt issuance costs, increased by $3.6 million from $81.9 million in 2007 to $85.5 million in 2008. The increase was primarily due to the net effects of the following: the favorable impact of lower interest rates applicable to variable-interest rate debt due to declines in market interest rates; the unfavorable impact of debt service for our 5.5% convertible senior notes issued in May 2008; the unfavorable impact of debt service for our Credit Facility obtained in 2008; and a $2.4 million charge related to debt issuance costs written off and prepayment penalties related to debt repayments associated with B737 aircraft sold during 2008.

Capitalized interest decreased by $6.0 million from 2007 to $7.7 million for 2008. Capitalized interest represents the interest cost to finance purchase deposits for future aircraft. These amounts are classified as part of the cost of the aircraft upon delivery.

We reported net losses on derivative financial instruments of $150.8 million for 2008, compared to losses of $0.3 million for 2007. Net (gains) losses on derivative financial instruments consisted primarily of realized and unrealized gains and losses on fuel-related derivatives which either did not qualify for hedge accounting or were not designated as hedges for financial accounting purposes.

Other (Income) Expense for 2007 included $10.7 million to write-off the costs associated with the attempted acquisition of Midwest Airlines which was terminated in August 2007.

Income Tax Expense (Benefit)

Our effective income tax rate was 11.4 percent and 39.8 percent for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent effective state tax rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes, and non-recurring discrete items related to restricted stock vesting. During 2008, we recorded an $8.4 million charge to write-off all of the carrying value of our goodwill. Because this write-off was not deductible for income tax purposes, we did not record a tax benefit and consequently our effective tax rate was reduced.

We determined that it was more likely than not that our deferred tax assets in excess of our deferred tax liabilities would not ultimately be realized and that we were therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. Consequently, our effective tax rate for 2008 was substantially lower than the statutory rate. As of December 31, 2008, we had recorded $84.1 million of valuation allowance related to our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had aggregate unrestricted cash, cash equivalents, and short-term investments of $544.3 million, and we also had $52.4 million of restricted cash. At December 31, 2009, we had $125 million of borrowing outstanding under our revolving line of credit facility. During 2009, our primary sources of cash were cash provided by operating activities, the issuance of debt and equity securities, borrowings under our revolving line of credit facility, and borrowings to finance aircraft acquisitions. Our primary uses of cash were repayment of long-term debt, repayment of borrowings under our revolving line of credit facility, and expenditures for the acquisition of two B737 aircraft. As of February 1, 2010, we had no borrowing outstanding under our revolving line of credit facility and a $50 million letter of credit had been issued under our letter of credit facility. The letter of credit beneficiary was not entitled to draw any amounts as of February 1, 2010.

In 2009, we entered into amendments to (a) our letter of credit facility (the letter of credit facility) and revolving line of credit facility (the revolving line of credit facility) which combined facility we refer to as the Credit Facility and (b) our credit card processing agreements with our two largest credit card processors (as measured by volume processed for us). The Credit Facility was amended to:

·	Extend the expiration date to December 31, 2010;

·	Increase the amount that may be borrowed under the revolving line of credit facility from $90 million to $125 million; and

·	Reduce the permitted maximum aggregate amount of outstanding letters of credit plus outstanding borrowing under the Credit Facility from $215 million to $175 million.

Each agreement with our two largest credit card processors (based on volumes processed for us) was amended in 2009 resulting in changes to contractual terms generally favorable to us. Our agreement with our largest credit card processor now expires December 31, 2010.

During October 2009, we completed a public offering of our 5.25% convertible senior notes and a public offering of our common stock. The net proceeds from these two public offerings aggregated $166.3 million.

2009 Operating, Investing, and Financing Activities

Operating activities in 2009 provided $118.2 million of cash flow compared to $179.9 million used in 2008. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the year ended December 31, 2009, we reported net income of $134.7 million compared to a net loss of $266.3 million for the year ended December 31, 2008.

Changes in the components of our working capital also impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advance ticket sales, which are recorded as air traffic liability, fluctuate seasonally and also provide cash when we grow and consequently receive additional cash for future travel. This historical source of cash will decline or change to a use to the extent our growth slows or reverses or the amounts held back by our credit card processors increase. During 2009, our air traffic liability balance decreased $25.2 million, negatively impacting our net cash flow from operating activities. During 2008, our air traffic liability balance increased $32.1 million, contributing to net cash flow from operating activities. Changes in accounts payable, accrued, and other current and non-current liabilities also impact our cash flow from operating activities. During 2009, the $22.0 million decrease in accounts payable and accrued and other liabilities negatively impacted net cash provided by operating activities. During 2008, the $37.3 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash flow from operating activities.

Our derivative financial instruments reduced our cash flow provided by operating activities during 2009 by $56.1 million. Cash flow from operations was reduced by $104.9 million primarily due to payments to counterparties (including amounts paid to unwind certain fuel-related derivatives) and changes in the fair value of derivatives. Changes in the fair value of derivative financial instruments neither provide nor use cash until realized. During 2009, counterparties to our derivative financial instrument arrangements released deposits held by them as consequences of the unwinding of fuel-related derivatives and the reduction of the value of our fuel-related derivative financial instrument obligations. The amount of deposits received from counterparties, net of amounts paid to counterparties, aggregated $48.8 million during the year ended December 31, 2009.

We used cash to increase other assets by $5.7 million and $4.5 million during the years ended December 31, 2009 and 2008, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance, and prepaid distribution costs. Additionally, cash was used to increase prepaid and stored fuel by $18.3 million during the year ended December 31, 2009. During the year ended December 31, 2008, cash was provided as we decreased prepaid and stored fuel by $16.7 million.

Investing activities in 2009 used $47.2 million in cash compared to the $328.7 million provided in 2008. Purchases and sales of available for sales securities are classified as investing activities. During 2009, we sold $27.1 million of available for sale securities. During 2008, we purchased $30.3 million and sold $119.0 million of available for sale securities. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of the refunded deposits in the aircraft. During 2009, we paid $11.8 million in deposits and received $26.1 million in previously paid deposits. During 2008, we paid $59.1 million in deposits and received $114.9 million in previously paid deposits. During 2009, we expended $90.9 million in cash, primarily for the acquisition of two B737 aircraft as well as for the acquisition of rotable parts, buyer-furnished equipment, and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchase of ground and computer equipment. During 2008, we expended $136.4 million in cash, primarily for the acquisition of eight B737 aircraft (of which two were sold to a foreign airline) as well as for the acquisition of rotable parts and other property and equipment.

Financing activities provided $156.5 million of cash during 2009, compared to using cash of $40.6 million during 2008.

During October 2009, we completed a public offering of $115.0 million of our 5.25% convertible senior notes due in 2016 and a public offering of 11.3 million shares of our common stock at a price of $5.08 per share. The net proceeds from the two offerings aggregated $166.3 million, after deducting offering expenses, discounts and commissions paid to the underwriters. The net proceeds were used for general corporate purposes including improving our overall liquidity. The 5.25% convertible notes are convertible into shares of our common stock at a conversion rate of 164.0420 shares per $1,000 in principal amount of such notes which equals an initial conversion price of approximately $6.10 per share.

In 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7.0% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During 2009, we repurchased $29.2 million of our 7.0% convertible notes resulting in a gain of $4.3 million. Repurchases pursuant to the Board's authorization may be effected, suspended or terminated at any time, or from time-to-time at the discretion of management or the Board of Directors without prior notice and it is uncertain whether or not we will repurchase additional 7.0% convertible notes.

During 2009, we borrowed $1.05 billion and repaid $1.02 billion under our revolving line of credit facility. Also during 2009, we borrowed $50 million to finance aircraft acquisitions and repaid $70.8 million of aircraft debt financing, including $18.1 million for repayments of pre-delivery deposit financing.

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

During 2008, we borrowed $377 million and repaid $287 million under our revolving line of credit facility. During 2008, we received cash from the issuance of debt financing for aircraft pre-delivery deposits of $32.7 million and repaid $91.1 million of pre-delivery deposit debt financing. During 2008, we repaid $229.4 million of aircraft purchase debt financing. Also, during 2008, we borrowed $178.6 million in non-cash transactions to finance the purchase of six B737 aircraft.

In August 2008, we entered into an amendment to our agreement with a co-branded credit card issuer to sell a specified number of pre-award frequent flyer credits. In 2008, we received $20 million related to an early purchase of frequent flyer credits.

See ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 4 – “Debt” for additional information regarding our outstanding debt.

Year 2010 Cash Requirements and Potential Sources of Liquidity

Our 2010 cash flows will be impacted by a variety of factors including our operating results, payments of our debt and capital lease obligations, and capital expenditure requirements. In addition, we may need cash resources to fund increases in collateral provided to counterparties to our derivative financial instrument arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us.

During 2010, we will need cash for capital expenditures and debt and capital lease obligations. Expenditures for acquisition of property and equipment, other than aircraft and aircraft parts, are anticipated to be approximately $20 million during 2010. Additionally, during 2010, we currently have scheduled payments of $50 million related to aircraft purchase commitments. Payments of current maturities of existing debt and capital lease obligations will aggregate $282.1 million during 2010, including payment of $125 million previously borrowed under our revolving line of credit facility and which was repaid as of February 1, 2010. The maturities of debt amount also includes the $95.8 million assumed effect of all holders of our 7.0% convertible notes exercising their option to require us to repurchase the notes in 2010.

We may need cash resources to fund increases in collateral provided to counterparties to our derivative financial arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us. We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of December 31, 2009, we provided counterparties with collateral aggregating $15.0 million.

Each agreement with our two largest credit card processors (based on volumes processed for us) was amended in 2009 resulting in changes to contractual terms generally favorable to us. Our agreement with our largest credit card processor now expires December 31, 2010. Each agreement with our two largest credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (a holdback). As of December 31, 2009, we were in compliance with our processing agreements and our two largest credit card processors were holding back no cash remittances from us. Our potential cash exposure to holdbacks by our largest two credit card processors, based on advance ticket sales as of December 31, 2009, was up to a maximum of $149.1 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of December 31, 2009, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us. A decrease in our unrestricted cash and investments could result in cash remittance amounts being held back by our largest credit card processors. Should the largest processor be entitled in the future to withhold amounts that would otherwise be remitted to us, we retain the contractual right to eliminate or reduce the amounts withheld by achieving specified aggregate unrestricted cash and investment levels and / or by providing the processor with letters of credit. While we may be subject to holdbacks in the future in accordance with the terms of our credit card processing agreements, based on our current liquidity and current forecast, we do not expect that our two largest credit card processors would be entitled to holdback cash amounts during 2010.

We believe we have options available to meet our debt repayment, capital expenditure needs, and operating commitments; such options may include internally generated funds as well as various financing or leasing options, including the sale, lease, or sublease of our aircraft or other assets. Additionally, we have a $125 million revolving line of credit facility, under which $125 million and zero borrowings were outstanding as of December 31, 2009 and February 1, 2010, respectively. However, our future financing options may be limited because our owned aircraft are pledged to the lenders that provided financing to acquire such aircraft, and we have pledged, directly or indirectly, a significant portion of our owned assets, other than aircraft and engines, to collateralize our obligations under our Credit Facility. The counterparty to the Credit Facility has agreed to release its lien on certain specified assets securing that facility in the event we seek to re-pledge those assets in order to secure a new financing so long as the aggregate collateral value of the assets pledged under the Credit Facility is at least equal to the amount then available under the Credit Facility.

We believe that our existing liquidity and forecasted 2010 cash flows will be sufficient to fund our operations and other financial obligations in 2010. While we believe our 2010 forecast is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on the severity and duration thereof, have significant unfavorable impacts on our future cash flows. Such adverse events could include: significant increases in fuel prices for an extended period of time, significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions, or an increase in the percentage of advance ticket sales held back by our credit card processors.

Credit Facility

We have a combined letter of credit facility and a revolving line of credit facility. We generally refer to the combined letter of credit facility and revolving line of credit facility as a whole as the Credit Facility, and we generally refer to its components as the letter of credit facility and the revolving line of credit facility, respectively.

The following discussion summarizes the current terms of the Credit Facility.  Under the revolving line of credit facility, we are permitted to borrow, upon two (2) business days notice, until December 31, 2010, up to $125 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit for the benefit of one or more of our credit card processors. The total amount of outstanding letters of credit under the letter of credit facility plus the outstanding amount borrowed under the revolving line of credit facility is not permitted to exceed an aggregate of $175 million. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three (3) business days to the extent that our aggregate unrestricted cash and investment amount exceeds $405 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2008, December 31, 2009, and February 1, 2010, we had $90 million, $125 million and $0, respectively in outstanding borrowings under the revolving line of credit facility. As of December 31, 2009, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million.

The aggregate of amounts borrowed and outstanding letters of credit under the Credit Facility is not permitted to exceed the estimated value of the collateral securing such facility. The Credit Facility includes various covenants, including limitations on:  dividends and distributions, the incurrence of indebtedness, the prepayment of indebtedness, and mergers and acquisitions. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising from tickets sold during the period of exposure to be covered by the letter of credit, which, in the case of the sole letter of credit outstanding in favor of our largest credit card processor, ends March 31, 2010, but is subject to periodic extensions, at the discretion of the lender, ending not later than December 31, 2010, and is subject to earlier termination upon the occurrence of a material adverse change in our financial condition or other like event. We expect that the period of exposure covered by the letter of credit will be periodically extended through December 31, 2010, in the absence of a material adverse change in our financial condition or other like event.

Aircraft Acquisitions, Purchase Commitments, and Financings

In 2008, to respond to the challenges of a volatile fuel-cost environment, a recessionary macroeconomic environment, and adverse capital market conditions, we recast our business plan to defer previously planned growth. We reduced capacity, principally by deferring scheduled aircraft deliveries, and by selling B737 aircraft. In 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. During 2008, we sold two new B737 aircraft (that we took delivery of and subsequently sold) and we also sold six used B737 aircraft in our fleet. In 2008, we took delivery of eight aircraft, including the aforementioned two new aircraft that we sold in 2008.

We had four B737 aircraft scheduled for delivery during 2009. In 2009, we permitted The Boeing Company (“Boeing”) to sell two of the B737 aircraft to a foreign airline and we were released from our obligation to purchase such aircraft. During 2009, we took delivery of two B737 aircraft that we had previously agreed to sell to another foreign airline. The foreign airline defaulted on its obligation to us to purchase the two aircraft. We placed these aircraft in service in October 2009.

The table below summarizes, as of December 31, 2009, all aircraft scheduled for delivery to us:

Scheduled Firm Aircraft Deliveries B737
2010	-
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10
Total	51

Our aircraft purchase commitments for the next five years and thereafter, in aggregate, are (in millions): 2010—$50; 2011—$270; 2012—$335; 2013—$260; and 2014—$500; and thereafter, $720. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have financing commitments from a lender to finance a portion of the acquisition price of two B737 aircraft scheduled for delivery to us in 2011. The financing commitment for the second aircraft is conditioned upon our refinancing by March 31, 2010 existing indebtedness owed to the lender on another B737 aircraft. Except for the financing commitment for two aircraft, we have not yet arranged for aircraft financing for any of the other firm aircraft deliveries.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own improved operating performance in 2009, and our recent ability to refinance certain B737 aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries.

If we are unable to generate revenues to cover our costs, we may slow our growth, including by the sale, lease, or sub-lease of certain of our existing or on-order aircraft.

Contractual Obligations

Our contractual obligations as of December 31, 2009 are estimated to be due as follows (in millions):

Nature of commitment
	Total	2010	2011-2012	2013-2014	Thereafter
Debt (1)	$1,494	$323	$203	$208	$760
Operating lease obligations (2)	2,885	288	545	522	1,530
Capital lease obligations	22	2	4	4	12
Aircraft purchase commitments (3)	2,135	50	605	760	720
Total contractual obligations (4)	$6,536	$663	$1,357	$1,494	$3,022

(1)
Includes principal and interest payments, including interest payments on $665.7 million of floating rate debt that have been forecasted at current interest rates. Also includes in 2010, repayment of $125 million outstanding under the Revolving Line of Credit Facility. The holders of the $125 million 7.0% convertible notes due in 2023 may require us to repurchase such notes in 2010, 2013 or 2018. The maturities of debt amounts include the $95.8 million assumed impact of the holders exercising their option to require us to repurchase the notes in 2010. Our debt agreements for aircraft acquisitions generally carry terms of twelve years and are repaid either quarterly or semiannually.

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

(4)
The table does not include payments to be made to third party aircraft maintenance contractors pursuant to agreements whereby we pay such contractors based on aircraft flight hours or landings. The table does not include liabilities to vendors, employees, and others classified as current liabilities on our December 31, 2009 consolidated balance sheet. Additionally, the above table does not include any obligations associated with derivative financial instruments. As of December 31, 2009, we had recorded the following related to derivative financial instruments: a $47.0 million current asset; a $14.8 million non-current asset; a $14.9 million current liability; and a $7.8 million non-current liability. Also, as of December 31, 2009, we had provided counterparties to derivative financial instruments with collateral aggregating $15.0 million.

A variety of assumptions are necessary in order to derive the information with respect to contractual commitments described in the above table, including, but not limited to, the timing of the aircraft delivery dates. Our actual obligations may differ from these estimates under different assumptions or conditions.

Income Taxes

We have not been required to pay significant federal or state income taxes since 1999 because we have had a loss for federal income tax purposes in each of those years, in large part because tax basis depreciation has exceeded depreciation expense calculated for financial accounting purposes.

Our December 31, 2009 consolidated balance sheet includes gross deferred tax assets of $233.1 million and gross deferred tax liabilities of $227.1 million. The deferred tax assets include $159.3 million pertaining to the tax effect of $477.5 million of federal net operating losses (NOLs). Such NOLs, which expire in the years 2017 to 2029, are available to be carried forward to offset future taxable income and thereby reduce future income tax payments. Our deferred income tax liability is in large part due to the excess of the financial statement carrying values of owned flight equipment and other assets over the tax bases of such assets. Consequently, future tax basis depreciation will tend to be lower than financial accounting depreciation for these assets.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including a portion of the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses over the past three years, and that we are therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As of December 31, 2009, we had recorded $6.1 million of valuation allowance related to our net deferred tax assets.

Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change as defined in the Internal Revenue Code, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused NOLs in excess of the annual limitation may be carried over to later years. As of December 31, 2009, we believe that we were not subject to the limitations under Section 382.

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

We have no arrangements of the types described in the first three categories that we believe may have a material current or future affect on our financial condition, liquidity or results of operations. Certain guarantees that we do not expect to have a material current or future effect on our financial condition, liquidity or resulted operations are disclosed in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 2 – Commitments and Contingencies.”

We have variable interests in many of our aircraft leases. The lessors are trusts established specifically to purchase, finance, and lease aircraft to us. These leasing entities meet the criteria of variable interest entities, as defined by Accounting Standards Codification (ASC) 810 “Consolidation” (Consolidation Topic). We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option, or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases; however, we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis.

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

Our actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and are sufficiently sensitive to result in materially different results under different assumptions and conditions. The following is a description of what we believe to be our most critical accounting policies and estimates. See Notes to the Consolidated Financial Statements for a description of our financial accounting policies.

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

We also sell credits in our A+ Rewards Program to third parties, such as credit card companies, financial institutions, and car rental agencies. Revenue from the sale of credits is deferred and recognized as passenger revenue when transportation is expected to be provided, based on estimates of its fair value. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale. A change to the time period over which the credits are used (currently one to two years), the actual redemption activity, or our estimate of the amount of, or fair value of, expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Accounting for Derivative Financial Instruments. We enter into various commodity derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. We enter into both fuel swap and option arrangements. We also enter into interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis thus reducing the impact of interest-rate changes on future interest expense and cash flows. See ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 3 – Financial Instruments” for additional information about the derivative instruments to which we are a party.

ASC 815 “Derivatives and Hedging” (Derivatives and Hedging Topic), requires a company to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedges for accounting purposes, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). For derivative instruments that are not designated as hedges for accounting purposes or do not qualify as hedges for accounting purposes, changes in the unrealized fair value of the derivatives are reflected in other (income) expense each period.

The Derivatives and Hedging Topic is a very complex accounting standard with stringent requirements which generally require:  documenting the hedging strategy, using statistical analysis to qualify certain derivative arrangements as a hedge for accounting purposes on a historical and a prospective basis, and preparing strict contemporaneous documentation that is required at the time each accounting hedge is designated as such. As required by the Derivatives and Hedging Topic, we assess the effectiveness of each of our individual hedges on a quarterly basis. This analysis involves utilizing regression and other statistical analyses intended to assess the effectiveness of each derivative designated as a hedge for accounting purposes. Certain derivatives may not qualify for treatment as accounting hedges if there is an insufficient correlation between the hedged item and the derivative underlying price.

Historically, a substantial portion of our fuel-related derivative financial instruments did not qualify to be accounted for as hedges. Consequently, a substantial portion of the gains and losses on our fuel-related derivative financial instruments have been classified as other (income) expense based on estimated changes in fair value whereas the gains and losses on other fuel-related derivative financial instruments have been classified as a component of fuel expense when realized. In order to simplify the financial reporting for fuel-related derivatives, effective January 1, 2009, we ceased designating all fuel-related derivative financial instruments as accounting hedges. We will continue to account for interest rate swaps as accounting hedges.

We enter into commodity-related derivative instruments with third party institutions in “over-the-counter” markets. As the majority of our commodity-related derivative instruments are not traded on a market exchange, we estimate their fair values. Depending on the type of instrument, the values are determined by the use of present value methods or mathematical option value models with assumptions about commodity prices based on those observed in the respective markets. Forward jet fuel prices are estimated using other energy commodity futures prices (such as heating oil) and adjusted based on historical variations to those similar energy commodities.

In summary, the Derivatives and Hedging Topic requires that changes in fair value (i.e., unrealized gains and losses) on some derivative financial instruments be recognized in earnings in advance of realization. The accounting for derivative financial instruments may result in increased and unanticipated earnings volatility.

Accounting for Long-Lived Assets. When appropriate, we evaluate our long-lived assets in accordance with ASC 350 “Intangibles - Goodwill and Other” (Intangibles - Goodwill and Other Topic), and ASC 360 “Property, Plant and Equipment” (Property, Plant and Equipment Topic). We review goodwill and indefinite-lived assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Intangibles - Goodwill and Other Topic also requires that the fair value of the intangible assets with indefinite lives be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

We operate an integrated network, and accordingly, cash flows for most of our assets are assessed at a fleet level, not an individual asset level, for our analysis of impairment. We record impairment losses on depreciating and amortizing long-lived assets used in operations when events or circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets. In making these determinations, we utilize certain assumptions, including, but not limited to: (1) estimated fair market value of the assets; and (2) estimated future cash flows expected to be generated by such assets, which are based on additional assumptions such as asset utilization, length of time the asset will be used in our operations, and estimated salvage values.

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

On January 1, 2009, we adopted ASC 470-20, “Debt with Conversion and Other Options – Cash Conversion” (Cash Conversion Topic), regarding the accounting for convertible debt instruments that may be settled in cash upon conversion. The Cash Conversion Topic requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate, unless the embedded conversion option is required to be separately accounted for as a derivative. The Cash Conversion Topic required retroactive application to all periods presented. The adoption impacted the accounting for our 7.0% convertible notes due 2023. On April 24, 2009, we filed a report on Form 8-K with the SEC which included our consolidated financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 which were adjusted to apply the Cash Conversion Topic retroactively. The accompanying historical financial statements have also been adjusted to apply the Cash Conversion Topic.

On June 30, 2009, we adopted ASC 855-10-50 “Subsequent Events - Disclosure” (Subsequent Events Topic), which established general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. The Subsequent Events Topic defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements. We have reviewed subsequent events through February 11, 2010 (the date of the issuance of the accompanying Consolidated Financial Statements).

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

Interest Rates

We had approximately $665.7 million and $674.1 million of variable-rate debt as of December 31, 2009 and December 31, 2008, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. During 2009, we entered into eleven interest rate swap arrangements pertaining to $293.3 million notional amount of outstanding debt. The notional amount of the outstanding debt related to interest rate swaps at December 31, 2009 and December 31, 2008 was $447.0 million and $177.7 million, respectively. These swaps expire between 2018 and 2020. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. As of December 31, 2009, the fair market value of our interest rate swaps was a liability of $10.2 million. If average interest rates increased by 100 basis points during 2010, as compared to 2009, our projected 2010 interest expense would increase by approximately $2.1 million. In January and February 2010, we entered into additional interest-rate swap agreements pertaining to $43.5 million notional amount of our outstanding debt.

As of December 31, 2009 and 2008, the fair value of our debt was estimated to be $1.1 billion and $1.0 billion, respectively, versus a carrying amount of $1.2 billion and $1.1 billion as of December 31, 2009 and 2008, respectively. The fair value of our debt was estimated using quoted market prices where available. For long-term debt not actively traded, the fair value was estimated using a discounted cash flow analysis based on our current borrowing rates for instruments with similar terms. The fair values of our other financial instruments and borrowings under our revolving line of credit facility approximate their respective carrying values. Given the current volatility in the credit markets, there is an atypical element of uncertainty associated with valuing debt securities, including our debt securities. Market risk on our fixed rate debt, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $24.5 million as of December 31, 2009.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2009, 2008, and 2007 represented 31.4 percent, 45.5 percent, and 37.1 percent of our operating expenses, respectively.

Jet fuel prices reached record high levels during 2008 and were volatile during 2009 and 2008. The following table summarizes our fuel expense (including taxes and into-plane fees), gallons of fuel burned and average cost per gallon (including taxes and into-plane fees) during 2009, 2008 and 2007 (in thousands, except average cost per gallon amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31	Annual
2009
Gallons burned	83,352	92,813	96,098	90,952	363,215
Average cost per gallon	$1.59	$1.72	$1.98	$2.15	$1.87
Aircraft fuel expense	$132,870	$159,903	$190,235	$195,827	$678,835

2008
Gallons burned	89,605	98,261	95,303	84,000	367,169
Average cost per gallon	$3.00	$3.75	$3.82	$2.32	$3.25
Aircraft fuel expense	$268,442	$368,127	$363,882	$194,487	$1,194,938

2007
Gallons burned	82,679	91,433	95,339	90,308	359,759
Average cost per gallon	$2.01	$2.20	$2.25	$2.45	$2.23
Aircraft fuel expense	$166,080	$201,588	$214,867	$221,105	$803,640

We enter into fuel-related derivative financial instruments with financial institutions to reduce the ultimate variability of cash flows associated with fluctuations in jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. The financial accounting for fuel-related derivatives is discussed in ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 3 – Financial Instruments”.

In summary, our fuel-related derivative financial instruments impacted our 2009 financial statements as follows:

•
Net realized losses related to derivative financial instruments increased fuel expense by $8.4 million during 2009. The $8.4 million net realized loss is largely attributable to realized losses on contracts entered into in 2008.

•
We recorded a non-operating net gain related to derivative financial instruments of $30.6 million during 2009. During 2009, we realized losses related to derivative financial instruments (not accounted for as hedges for accounting purposes) of $4.1 million. The $4.1 million net realized loss is largely attributable to realized losses on contracts entered into in 2008.

•
As of December 31, 2009, the estimated fair value of our fuel-related derivative financial instruments was a net asset of $49.3 million. The fair value of our fuel-related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel-related derivatives.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of December 31, 2009, we were not required to provide counterparties to fuel-related derivative financial instruments with any collateral. Any collateral is classified as restricted cash, if the funds are held in our name. The collateral is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide collateral to counterparties, which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

As of December 31, 2009, we have entered into fuel-related swap and option agreements, which pertain to 153 million gallons or 41 percent of our projected 2010 fuel requirements, and 10 million gallons or 3 percent of our projected 2011 fuel requirements. In January and February 2010, we entered into fuel-related option agreements, which pertain to 18 million gallons or 4 percent of our projected 2010 fuel requirements, and 48 million gallons or 12 percent of our projected 2011 fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel-related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery-margin swap agreements pertaining to certain periods pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs. As of December 31, 2009, we did not have any outstanding refinery-margin swap agreements.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for 2010, before the impact of our derivative financial instruments, would increase approximately $9.5 million based on projected operations.

The (1) estimated total ultimate cash benefit (use) of our fuel-related derivatives scheduled to settle in 2010 and (2) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $70 per barrel are estimated as follows at the specified crude per barrel prices (in millions, except per barrel amounts which are in dollars):

	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel-Related Derivative Financial Instruments Held as of December 31, 2009	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivative Financial Instruments) Compared to Jet Fuel Cost Based on Crude Oil of $70 per Barrel
Year Ended December 31, 2010
Assumed average market crude price:
$ 50 per barrel	$(45.3)	$219.1
$ 70 per barrel	(20.1)	—
$ 90 per barrel	25.6	(219.1)

Notes:

1.
The total ultimate derivative financial instrument related cash amounts include all estimated payments and receipts during the period that the derivatives are outstanding. The ultimate cash benefit (use) includes: any premiums paid to counterparties at the inception of the arrangements, any obligation for us to provide counterparties with collateral prior to final settlement, and the cash benefit or use at the time of final settlement. Any collateral held by counterparties at the time a derivative financial instrument settles reduces any cash required from us at time of settlement.

2.	As of December 31, 2009 and February 1, 2010, we had provided no collateral for fuel-related derivatives to counterparties.
3.	Changes in the refining margin may also impact the cost of jet fuel. The refining margin assumption included in the table above is 15% of the assumed average market crude price.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AirTran Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orlando, Florida
February 11, 2010

AirTran Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Operating Revenues:
Passenger	$2,088,965	$2,413,609	$2,198,910
Other	252,477	138,869	111,073
Total operating revenues	2,341,442	2,552,478	2,309,983
Operating Expenses:
Aircraft fuel	678,835	1,194,938	803,640
Salaries, wages and benefits	488,366	474,889	451,818
Aircraft rent	242,236	242,674	242,974
Maintenance, materials and repairs	198,852	163,350	151,265
Distribution	94,688	100,400	88,461
Landing fees and other rents	144,756	137,738	122,800
Aircraft insurance and security services	21,045	21,556	23,761
Marketing and advertising	38,097	40,475	40,415
Depreciation and amortization	56,871	59,049	48,853
(Gain) loss on disposition of assets	(2,964)	(20,015)	(5,298)
Impairment of goodwill	—	8,350	—
Other operating	203,650	204,895	198,648
Total operating expenses	2,164,432	2,628,299	2,167,337
Operating Income (Loss)	177,010	(75,821)	142,646
Other (Income) Expense:
Interest income	(5,702)	(3,679)	(20,401)
Interest expense	83,967	85,479	81,904
Capitalized interest	(1,692)	(7,707)	(13,710)
Net (gains) losses on derivative financial instruments	(30,624)	150,836	255
Midwest exchange offer expenses	—	—	10,650
(Gain) on extinguishment of debt	(4,278)	—	—
Other (income) expense, net	41,671	224,929	58,698
Income (Loss) Before Income Taxes	135,339	(300,750)	83,948
Income tax expense (benefit)	677	(34,416)	33,403
Net Income (Loss)	$134,662	$(266,334)	$50,545
Earnings (Loss) Per Common Share:
Basic	$1.09	$(2.44)	$0.55
Diluted	$0.95	$(2.44)	$0.54
Weighted-Average Shares Outstanding:
Basic	123,624	109,153	91,574
Diluted	146,891	109,153	93,078

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$542,619	$315,078
Short-term investments	1,663	19,937
Restricted cash	52,390	86,126
Deposits held by counterparties to derivative financial instruments	—	48,820
Accounts receivable, less allowance of $1,468 and $1,250 at December 31, 2009 and 2008, respectively	27,067	38,301
Spare parts, materials and supplies, less allowance for obsolescence of $3,602 and $2,844 at December 31, 2009 and 2008, respectively	16,133	15,428
Prepaid and stored fuel	34,338	16,004
Derivative financial instruments	47,037	3,420
Prepaid expenses and other current assets	31,970	34,053
Deferred income taxes	4,206	7,992
Total current assets	757,423	585,159
Property and Equipment:
Flight equipment	1,384,529	1,310,874
Less: Accumulated depreciation and amortization	(165,694)	(125,663)
	1,218,835	1,185,211
Purchase deposits for flight equipment	49,720	64,032
Other property and equipment	119,150	108,186
Less: Accumulated depreciation and amortization	(67,666)	(55,642)
	51,484	52,544
Total property and equipment	1,320,039	1,301,787
Other Assets:
Long-term investments	—	5,497
Trademarks and trade names	21,567	21,567
Debt issuance costs	16,017	14,201
Prepaid aircraft rent	82,062	87,003
Derivative financial instruments	14,783	—
Other assets	72,281	70,048
Total Assets	$2,284,172	$2,085,262

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Balance Sheets (Continued)
(In thousands)

	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$57,482	$81,557
Accrued and other liabilities	145,174	147,889
Air traffic liability	226,891	252,055
Derivative financial instruments	14,903	69,646
Current maturities of capital lease obligations	1,085	835
Borrowing under revolving line of credit facility	125,000	90,000
Current maturities of long-term debt	156,004	69,865
Total current liabilities	726,539	711,847
Long-term capital lease obligations	14,806	16,031
Long-term debt	917,122	927,325
Other liabilities	111,760	120,342
Deferred income taxes	4,206	7,992
Derivative financial instruments	7,796	20,616
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 134,726 and 119,550 shares issued and outstanding at December 31, 2009 and 2008, respectively	135	120
Additional paid-in capital	586,727	524,800
Accumulated deficit	(83,389)	(218,051)
Accumulated other comprehensive loss	(1,530)	(25,760)
Total stockholders’ equity	501,943	281,109
Total Liabilities and Stockholders' Equity	$2,284,172	$2,085,262

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2009	2008	2007
Operating activities:
Net income (loss)	$134,662	$(266,334)	$50,545
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	68,363	65,412	51,210
Amortization of deferred gains from sales/leaseback of aircraft	(5,193)	(4,668)	(4,887)
Amortization of debt discount	7,258	7,399	6,374
Midwest exchange offer expenses	—	—	10,650
Provisions for uncollectible accounts	573	1,264	1,407
Deferred income taxes	677	(34,416)	33,403
Impairment of goodwill	—	8,350	—
(Gain) loss on asset dispositions	(2,914)	(19,184)	(3,875)
Gain on debt extinguishment	(4,278)	—	—
Other	2,750	10,659	2,067
Changes in certain operating assets and liabilities:
Restricted cash	33,736	(44,326)	(4,803)
Derivative financial instruments	(104,894)	66,027	(6,492)
Accounts receivable	8,711	5,157	(5,566)
Spare parts, materials, and supplies	(1,463)	(1,625)	(3,284)
Prepaid and stored fuel	(18,334)	16,656	(27,161)
Deposits held by counterparties to derivative financial instruments	48,820	(48,820)	—
Prepaid aircraft rent	2,650	(6,408)	(11,682)
Other assets	(5,733)	(4,507)	(16,429)
Accounts payable, accrued and other liabilities	(21,994)	37,331	46,272
Air traffic liability	(25,164)	32,132	64,330
Net cash provided by (used for) operating activities	118,233	(179,901)	182,079
Investing activities:
Purchase of available-for-sale securities	—	(30,303)	(2,040,593)
Sale of available-for-sale securities	27,116	118,986	2,071,195
Purchases of property and equipment	(90,877)	(136,427)	(176,020)
Return (payment) of aircraft purchase deposits, net	14,312	55,785	78
Proceeds from sale of aircraft	—	305,965	72,879
Midwest exchange offer expenses	—	—	(10,348)
Other	2,225	14,650	—
Net cash provided by (used for) investing activities	(47,224)	328,656	(82,809)
Financing activities:
Issuance of long-term debt	160,916	107,577	62,029
Payments on long-term debt and capital lease obligations	(95,774)	(317,153)	(115,904)
Borrowings under revolving line of credit facility	1,050,000	377,000	—
Repayment of borrowings under revolving line of credit facility	(1,015,000)	(287,000)	—
Net proceeds from issuance of common stock	54,805	74,669	—
Proceeds from exercise of stock options, and purchases under employee stock purchase plan	1,708	3,902	2,378
Other	(123)	455	—
Net cash provided by (used for) financing activities	156,532	(40,550)	(51,497)
Net change in cash and cash equivalents	227,541	108,205	47,773
Cash and cash equivalents at beginning of year	315,078	206,873	159,100
Cash and cash equivalents at end of year	$542,619	$315,078	$206,873

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity
Balance at January 1, 2007	91,160	$91	$416,453	$(5,252)	$(2,262)	$409,030
Net income	—	—	—	—	50,545	50,545
Unrealized gain on derivative instruments, net of income taxes of $0.6 million	—	—	—	1,033	—	1,033
Actuarial gain on post-employment obligations, net of income taxes of $2.7 million	—	—	—	4,557	—	4,557
Reclassification of post-employment expense to earnings, net of income taxes of $0.6 million	—	—	—	1,012	—	1,012
Total comprehensive income						57,147
Issuance of common stock for exercise of options	198	—	1,022	—	—	1,022
Stock-based compensation	374	1	5,403	—	—	5,404
Issuance of common stock under employee stock purchase plan	154	—	1,356	—	—	1,356
Balance at December 31, 2007	91,886	92	424,234	1,350	48,283	473,959
Net loss	—	—	—	—	(266,334)	(266,334)
Unrealized loss on derivative instruments, net of income taxes of $0.7 million	—	—	—	(26,686)	—	(26,686)
Other	—	—	—	(424)	—	(424)
Total comprehensive loss						(293,444)
Issuance of common stock for exercise of options	843	1	2,604	—	—	2,605
Stock-based compensation	419	1	5,819	—	—	5,820
Conversion of 5.5% senior notes to common stock	1,367	1	4,560	—	—	4,561
Issuance of common stock under employee stock purchase plan	376	—	1,295	—	—	1,295
Issuance of common stock	24,659	25	74,644	—	—	74,669
Issuance of stock warrants	—	—	8,586	—	—	8,586
Other	—	—	3,058	—	—	3,058
Balance at December 31, 2008	119,550	120	524,800	(25,760)	(218,051)	281,109
Net income	—	—	—	—	134,662	134,662
Unrealized gain on derivative instruments, net of income taxes of $0 million	—	—	—	21,070	—	21,070
Actuarial gain on post-employment obligations, net of income taxes of $0 million	—	—	—	3,084	—	3,084
Other	—	—	—	76	—	76
Total comprehensive income						158,892
Issuance of common stock for exercise of options	99		552	—	—	552
Stock-based compensation	631	1	5,968	—	—	5,969
Issuance of common stock under employee stock purchase plan	227	—	1,156	—	—	1,156
Repurchase of 7.0% convertible notes, net of income taxes of $0.9 million	—	—	(969)	—	—	(969)
Issuance of common stock	11,319	11	54,794	—	—	54,805
Issuance of common stock exchanged for stock warrants	2,900	3	426	—	—	429
Balance at December 31, 2009	134,726	$135	$586,727	$(1,530)	$(83,389)	$501,943

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

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

We manage our operations on a system-wide basis due to the interdependence of our route structure in the various markets we serve. Because we offer only one service (i.e., air transportation), management has concluded that we only have one segment of business. Most of our revenues are earned in the United States.

Business

Through AirTran Airways, we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), to 62 locations throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments, with maturities of three months or less when purchased, are considered to be cash equivalents. Restricted cash consists primarily of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, credit card holdbacks for advance ticket sales, cash escrowed for future interest payments, and collateral to support derivative financial instrument arrangements.

Investments

Investments are considered available for sale securities and are stated at fair value. Short-term investments consist of investments in funds which are expected to convert to cash within twelve months. Long-term investments consist of investments in funds expected to convert to cash after twelve months.

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, the issuer of co-branded credit cards, taxing authorities, and municipalities related to guaranteed revenue agreements. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of credit card receivables based on historical credit card charge-backs and of other receivables based on specific analysis. Collateral is generally not required for accounts receivable. During the years ended December 31, 2009, 2008, and 2007, we wrote off accounts receivable aggregating $1.0 million, $1.1 million, and $1.0 million, respectively, against the allowance for doubtful accounts. During the years ended December 31, 2009, 2008, and 2007, we recorded expense related to allowance for doubtful accounts of $1.2 million, $1.3 million, and $1.0 million, respectively.

Spare Parts and Supplies

Spare parts and supplies consist of expendable aircraft spare parts and miscellaneous supplies. These items are stated at cost using the first-in, first-out method. These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service. During the years ended December 31, 2009, 2008, and 2007, we recorded expense related to obsolescence reserves of $0.8 million, $0.6 million, and $0.5 million, respectively.

Property and Equipment

Property and equipment is stated on the basis of cost. The estimated salvage values and depreciable lives are periodically reviewed for reasonableness and revised if necessary. Flight equipment is depreciated to salvage value of ten percent, using the straight-line method. The estimated useful lives for airframes, engines, and aircraft parts are 30 years. Other property and equipment is depreciated over three to ten years. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter.

The financial statement carrying value of computer software and equipment, which is included in other property and equipment on the consolidated balance sheets, was $11.2 million and $14.8 million at December 31, 2009 and 2008, respectively. Depreciation and amortization expense related to computer equipment and software was $7.9 million, $8.6 million and $6.5 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Measurement of Impairment of Long-lived Assets

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360 “Property, Plant and Equipment” (Property, Plant and Equipment Topic) we record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets, and the fair value is less than the net book value.

Intangible Assets

Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests as required by ASC 350 “Intangibles – Goodwill and Other” (Intangibles - Goodwill and Other Topic). During the second quarter of 2008, because adverse industry conditions and operating losses were indicators that our intangible assets may have been impaired, we prepared an assessment and concluded that goodwill was impaired as of June 30, 2008, while our trade name and trademarks were not impaired. The Company used current market capitalization, control premiums, discounted cash flows, and other factors as best evidence of market value. Consequently, we recorded a charge of $8.4 million to write-off all of the gross carrying value of our goodwill during the second quarter of 2008. There have been no subsequent changes to goodwill and accumulated impairment losses as of December 31, 2009. We also performed the annual impairment test of the financial statement carrying value of our trade name and trademarks in the fourth quarter of each year and concluded there was no impairment.

Capitalized Interest

Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the aircraft. Interest is capitalized at our weighted-average interest rate on long-term debt or, where applicable, the interest rate related to specific borrowings. Capitalization of interest ceases when the asset is not being readied for its intended use or when it is ready for service.

Aircraft Maintenance

Aircraft maintenance costs are expensed as incurred. Maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities are recorded as deposits and then recognized as maintenance expense when the maintenance is performed. The personnel costs of our employees performing aircraft maintenance activities are classified as salaries, wages, and benefits expense. The costs of replacement parts and services performed by third parties are classified as maintenance, materials, and repairs expense.

Maintenance expense is recognized when the work is performed if the work is performed by our employees or by third party FAA approved contractors pursuant to arrangements whereby our contractual liability to a contractor is incurred at the time the work is performed. The costs of line maintenance activities, overhauls of airframes, overhauls of engines for B737 aircraft, and repairs of certain component parts are recognized as expense when the repair is performed.

Maintenance expense is recognized based on flight hours or landings if we incur a contractual liability to a third party FAA-approved contractor to repair or overhaul major component parts based on a contractually specified rate per flight hour or landing, as applicable. Accordingly, maintenance repair costs for certain major components, including engines for B717 aircraft, are expensed monthly based on flight hours flown or landings, as applicable.

Advertising and Promotion Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $31.3 million, $35.7 million, and $35.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

From time to time, we enter into barter transactions whereby we acquire goods or services in exchange for future air travel to be provided by us. We recognize operating expense based on the estimated fair value of travel to be provided by us.

Other Operating

Other operating expenses include various general and administrative expenses including, professional fees, audit fees, legal fees, and property taxes. Additionally included in other operating expenses are ground handling and contracted services at various station locations, deicing costs and overnight costs for our flight crews, including hotel costs and per diem.

Revenue Recognition

Passenger revenue is recognized when transportation is provided. Ticket sales for transportation which has not yet been provided are recorded as air traffic liability. Air traffic liability represents tickets sold for future travel dates. The balance of the air traffic liability fluctuates throughout the year based on seasonal travel patterns and fare sale activity. Passenger revenue accounting is inherently complex and the measurement of the air traffic liability is subject to some uncertainty. A nonrefundable ticket expires at the date of scheduled travel unless the customer exchanges the ticket in advance of such date for a credit to be used by the customer as a form of payment. We recognize as revenue the value of a non-refundable ticket at the date of scheduled travel unless the customer exchanges his or her ticket for a credit. A percent of credits we issue expire unused. We recognize as revenue over time the value of credits that we expect to go unused in proportion to the credits that are used. We estimate the amount of credits that we expect to go unused based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. Changes in our estimate of the amount of unused credits could have a material effect on our revenues.

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

We also sell credits in our A+ Rewards Program to third parties, such as credit card companies, internet service providers, and car rental agencies. Revenue from the sale of credits is deferred and recognized as passenger revenue when transportation is expected to be provided, based on estimates of its fair value. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale. A change to the time period over which the credits are used (currently one to two years), the actual redemption activity, or our estimate of the amount of, or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Stock Based Employee Compensation

Consistent with ASC 718 “Compensation – Stock Compensation” (Compensation – Stock Compensation Topic), we recognize the financial accounting cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized ratably over the period during which an employee is required to provide service in exchange for an award. The fair value of a stock option grant is estimated using an option pricing model. The fair value of a restricted stock award is based on the trading price of our common stock on the date of grant.

Derivative Financial Instruments

ASC 815 “Derivatives and Hedging” (Derivatives and Hedging Topic), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair-value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

For our derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item in which the forecasted transaction is reported in the same period or periods during which the hedged transaction affects earnings (for example, in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt). The ineffective portion of the unrealized gain or loss on the cash flow hedges is reported currently as Other (Income) Expense in our Consolidated Statements of Operations.

Income Taxes

We account for income taxes utilizing ASC 740 “Income Taxes” (Income Taxes Topic). The Income Taxes Topic requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate we evaluate the need for a valuation allowance to reduce deferred tax assets. The Income Taxes Topic also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under the Income Taxes Topic, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the financial statements unless it is more likely than not of being sustained. The impact of adopting the guidance on uncertain tax positions was not material as of January 1, 2007, the date of adoption.

Interest associated with uncertain income tax positions is classified as interest expense and penalties are classified as income tax expense. We have not recorded any material interest or penalties during any of the years presented.

New Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification (ASC, or the Codification) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB for non-governmental entities. The Codification became effective for financial statements issued for reporting periods that end after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants. Because the Codification did not change GAAP, the Codification had no impact on our consolidated financial statements or footnotes.

On June 30, 2009, we adopted ASC 855-10-50 “Subsequent Events - Disclosure” (Subsequent Events Topic), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The Subsequent Events Topic defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements. We have reviewed subsequent events through February 11, 2010 (the date of the issuance of the accompanying condensed consolidated financial statements).

In October 2009, the FASB issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of ASC 605-25 “Revenue Recognition - Multiple-Element Arrangements”. The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and the guidance may be applied retroactively. We are currently evaluating the impact that ASU No. 2009-13 will have on our consolidated financial position, results of operations, and cash flows.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, made by Statement of Financial Accounting Standard No. 167, Accounting for Variable Interest Entities, to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. The amendments are effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. We do not expect the adoption of ASU No. 2009-17 to have a material impact on our consolidated financial position, results of operations, and cash flows.

Note 2 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

In 2008, to respond to the challenges of a volatile fuel-cost environment, a recessionary macroeconomic environment, and adverse capital market conditions, we recast our business plan to defer previously planned growth. We reduced capacity, principally by deferring scheduled aircraft deliveries, and by selling B737 aircraft. In 2008, we entered into agreements to defer delivery dates for 37 B737 aircraft originally scheduled for delivery between 2008 and 2012 to delivery dates between 2013 and 2016. During 2008, we sold two new B737 aircraft (that we took delivery of and subsequently sold) and we also sold six used B737 aircraft in our fleet. In 2008, we took delivery of eight aircraft, including the aforementioned two new aircraft that we sold in 2008.

We had four B737 aircraft scheduled for delivery during 2009. In 2009, we permitted The Boeing Company (“Boeing”) to sell two of the B737 aircraft to a foreign airline and we were released from our obligation to purchase such aircraft. During 2009, we took delivery of two B737 aircraft that we had previously agreed to sell to another foreign airline. The foreign airline defaulted on its obligation to us to purchase the two aircraft. We placed these aircraft in service in October 2009.

During 2009, we recognized net gains on the disposition of assets of $3.0 million, including: $2.4 million loss for the write-off of capitalized interest related to our release of our obligation to purchase two B737 aircraft which Boeing sold to a foreign airline, and, $6.6 million gain related to the deposits we previously received from the counterparty who defaulted on its obligation to purchase two B737 aircraft. Gain on disposition of assets for the year ended December 31, 2008, consisting primarily of gains on the sale of eight aircraft, was $20.0 million.

The table below summarizes, as of December 31, 2009, all aircraft scheduled for delivery to us:

Scheduled Firm Aircraft Deliveries B737
2010	-
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10
Total	51

Our aircraft purchase commitments for the next five years and thereafter, in aggregate, are (in millions): 2010—$50; 2011—$270; 2012—$335; 2013—$260; and 2014—$500; and thereafter, $720. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have financing commitments from a lender to finance a portion of the acquisition price of two B737 aircraft scheduled for delivery to us in 2011. The financing commitment for the second aircraft is conditioned upon our refinancing by March 31, 2010 existing indebtedness owed to the lender on another B737 aircraft. Except for the financing commitment for two aircraft, we have not yet arranged for aircraft financing for any of the other firm aircraft deliveries.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own improved operating performance in 2009, and our recent ability to refinance certain B737 aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries.

In October 2008, as part of our agreement to defer certain aircraft deliveries and obtain financing for 2009 aircraft deliveries, we granted an affiliate of Boeing the right to require us to lease, for a period not to exceed ten years, up to five additional B717 aircraft. If such affiliate of Boeing exercises its right to require us to lease any B717 aircraft, we have the option to cancel a like number of B737 aircraft we have on firm order for each such B717 aircraft. In September 2009, we granted Boeing the right to terminate the leases of up to two of our B717 aircraft before the scheduled lease expiration. To date, Boeing has not yet elected to require us to lease additional aircraft or terminate any B717 aircraft leases.

Credit Card Processing Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of Airways. Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (i.e., a “holdback”). Holdbacks are classified as restricted cash on our consolidated balance sheets. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us.

Each agreement with our two largest credit card processors (based on volumes processed for us) was amended in 2009 resulting in changes to contractual terms generally favorable to us. Our agreement with our largest credit card processor now expires December 31, 2010. Each agreement with our two largest credit card processors provides that a processor may holdback amounts that would otherwise be remitted to us in the event that a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our agreement with our largest credit card processor also provides that the processor may holdback amounts that would otherwise be remitted to us in the event that our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels. Should the processor be entitled in the future to withhold amounts that would otherwise be remitted to us, we retain the contractual right to eliminate or reduce the amounts withheld by achieving specified aggregate unrestricted cash and investment levels and / or by providing the processor with letters of credit. As of December, 2009, a $50 million letter of credit had been issued under our letter of credit facility for the benefit of our largest credit card processor.

As of December 31, 2009, we had advance ticket sales of approximately $212.3 million related to all credit card sales, we were in compliance with our credit card processing agreements, and our two largest processors were holding back no cash remittances from us. Our maximum potential exposure to cash holdbacks by our two largest credit card processors, based upon advance ticket sales as of December 31, 2009, was $149.1 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of December 31, 2009, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not determinable or estimable.

Historically, we have not incurred significant costs related to such indemnifications. These indemnities consist of the following:

·
Certain of our debt agreements related to aircraft-secured notes payable through 2021 contain language, whereby, we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by, or any reduction in receivables due to, such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit, or similar requirements relating to any extensions of credit or other assets of, or any deposits with, or other liabilities of, such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88 percent over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

·
Our aircraft lease transaction documents contain customary indemnities concerning withholding taxes under which we are responsible, in some circumstances should withholding taxes be imposed, for paying amounts of additional rent, as are necessary to ensure that the lessor still receives, after taxes, the rent stipulated in the lease agreements. These provisions apply on leases expiring through 2022. The maximum potential payment under these indemnities cannot be determined.

·
In our aircraft financing agreements, we typically indemnify the financing parties, the trustee acting on their behalf, and other related parties against tort liabilities that arise from the manufacture, design, ownership, financing, use, operation, and maintenance of the aircraft, whether or not these liabilities arise out of or relate to the negligence of these indemnified parties except for their gross negligence or willful misconduct. We believe that we are covered by insurance (subject to deductibles) for most tort liabilities and related indemnities, as described above with respect to the aircraft we operate. Additionally, if there is a change in the law which results in the imposition of any reserve, capital adequacy, special deposit, or similar requirement which will increase the cost to the lender, we will pay the lender the additional amount necessary to compensate the lender for the actual cost increase.

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

Taxes

We remit a variety of taxes and fees to various governmental authorities including: income taxes, transportation fees and taxes collected from our customers, property taxes, sales and use taxes, payroll taxes, and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes, which are not based on income, are accounted for in accordance with ASC 450 “Contingencies” (Contingencies Topic). Uncertain income tax positions taken on income tax returns are accounted for in accordance with the Income Taxes Topic. Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as: the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions.

Employees

As of December 31, 2009, approximately 52 percent of our employees were represented by unions. Our agreement with our flight attendants became amendable in December 2008. Negotiations on proposed amendments began in January 2008 and direct negotiations are continuing. The pilots’ collective bargaining agreement became amendable in 2005 and is currently in mediation under the auspices of the National Mediation Board. While we believe that our relations with labor are generally good, any strike or labor dispute with our unionized employees may adversely affect our ability to conduct business. The outcome of our collective bargaining negotiations cannot presently be determined. If we are unable to reach agreement with any of our unionized work groups regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.

Litigation

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (Delta) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. Subsequent to the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single judge in Atlanta. An amended complaint filed in February 2010 in the consolidated action broadened the allegations to add claims that Delta and AirTran also cut capacity on competitive routes and raised prices. The amended complaint seeks injunctive relief against a broad range of alleged anticompetitive activities and attorneys fees. AirTran denies all allegations of wrongdoing, including those in the amended complaint, and intends to defend vigorously any and all such allegations.

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

Restricted Cash and Letters of Credit

Restricted cash consists primarily of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, credit card holdbacks for advance ticket sales, cash escrowed for future interest payments, and collateral to support derivative financial instrument arrangements. As of December 31, 2009, $17.5 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

We also have a letter of credit facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The letter of credit facility is supported by a variety of assets. As of December 31, 2009, no amount was drawn against the $50 million letter of credit.

Note 3 – Financial Instruments

The estimated fair value of financial instruments, excluding debt, approximates their financial statement carrying amount.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term and long-term investments, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents and short-term investments in what we believe are high-credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available for sale securities. As of December 31, 2009, all of our investments were classified as short-term and consisted of funds invested in a money market fund. During 2009, we redeemed all of our investments in an enhanced cash investment fund and recorded a $3.3 million gain classified as interest income. During 2008 and 2007, we recorded a charge of $5.2 million and $1.1 million, respectively, to interest income for realized and unrealized losses related to our investments in available for sale securities.

The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are short-term, generally being settled shortly after sale subject to any applicable holdbacks.

We enter into various derivative financial instruments with financial institutions to seek to reduce the variability of the ultimate cash flows associated with fluctuations in jet fuel prices. We enter into both fuel related swap and option derivative financial arrangements. We do not hold or issue derivative financial instruments for trading purposes. As of December 31, 2009, we have entered into fuel related swap and option agreements which pertain to 153 million gallons or 41 percent of our projected 2010 fuel requirements, and 10 million gallons or 3 percent of our projected 2011 fuel requirements. In January and February 2010, we entered into fuel-related option agreements, which pertain to 18 million gallons or 4 percent of our projected 2010 fuel requirements, and 48 million gallons or 12 percent of our projected 2011 fuel requirements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel-related option arrangements include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery-margin swap agreements pertaining to certain periods pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs. As of December 31, 2009, we did not have any outstanding refinery-margin swap agreements.

Realized and unrealized gains and losses on derivatives that are not designated as hedges for financial accounting purposes or that do not qualify for hedge accounting are recognized currently in Other (Income) Expense. In order to simplify the financial reporting for fuel-related derivatives, effective January 1, 2009, we ceased designating new fuel-related derivative financial instruments as accounting hedges. For our fuel-related derivative financial instruments entered into prior to January 1, 2009, a substantial portion did not qualify to be accounted for as hedges. Consequently, a majority of the gains and losses on such fuel-related derivative financial instruments were classified as Other (Income) Expense based on changes in estimated fair value. The gains and losses on other fuel-related derivative financial instruments, previously designated as hedges for financial accounting purposes, were classified as a component of fuel expense when realized.

We have interest-rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2018 and 2020, we pay fixed rates between 2.95 percent and 5.085 percent and receive either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. During the year ended December 31, 2009, we entered into eleven interest-rate swap arrangements pertaining to $293.3 million notional amount of outstanding debt. The notional amount of outstanding debt related to the interest-rate swaps as of December 31, 2009 was $447.0 million. In January and February 2010, we entered into additional interest-rate swap agreements pertaining to $43.5 million notional amount of our outstanding debt. The primary objective for our use of interest-rate swaps is to reduce the impact of the volatility of interest rates on our operating results. These interest-rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in Other (Income) Expense, and the effective portion of the change in fair value is recorded as a component of Other Comprehensive Income (Loss). The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings. The differences to be paid or received under the swap agreements are reflected as an adjustment to interest expense.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest-rate contracts	Current	$-	$-	$(13,902)	$(5,644)
Interest-rate contracts	Noncurrent	11,492	-	(7,796)	(15,694)
Jet fuel swaps and options	Current	147	2,722	(108)	(6,710)
Total		11,639	2,722	(21,806)	(28,048)

Derivatives not designated as hedging instruments
Jet fuel options	Current	-	77	-	(548)
Crude swaps and options	Current	35,970	621	(833)	(56,744)
Crude swaps and options	Noncurrent	-	-	-	(4,922)
Heating oil options	Current	10,775	-	-	-
Heating oil options	Noncurrent	3,291	-	-	-
Other	Current	145	-	(60)	-
Total		50,181	698	(893)	(62,214)
Total derivatives		$61,820	$3,420	$(22,699)	$(90,262)

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

The following tables summarize the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (in thousands):

	Years Ended December 31,
	2009	2008		2009	2008	2009	2008
	Amount of (gain) loss on derivatives recognized in OCI (effective portion)		Location of (gain) loss reclassified from accumulated OCI into income (effective portion)	Amount of (gain) loss reclassified from OCI into income (effective portion)		Net (gains) losses on derivative financial instruments
Derivatives designated as hedging instruments
Interest-rate contracts	$(12,753)	$16,179	Interest expense	$631	$199	$-	$(46)
Jet fuel swaps and options	730	(4,303)	Aircraft fuel	8,416	(15,677)	73	1,969
	$(12,023)	$11,876		$9,047	$(15,478)	73	1,923
Derivatives not designated as hedging instruments
Jet fuel options						(471)	6,053
Crude swaps and options						(38,512)	147,941
Heating oil options						517	-
Other						7,769	(5,081)
						(30,697)	148,913
						$(30,624)	$150,836

Based on fair values as of December 31, 2009, we do not expect to reclassify any material net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. As of December 31, 2009, we provided the counterparties with collateral aggregating $15.0 million. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability.

Note 4 –Debt

The components of debt were (in thousands):

	December 31,
	2009	2008
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 1.91 percent weighted-average interest rate as of December 31, 2009 (1)	$665,694	$655,931
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of December 31, 2009	52,901	61,014
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of December 31, 2009	76,708	80,854
Floating-rate B737 aircraft pre-delivery deposit financings payable	—	18,135
7.0% convertible senior notes due 2023	95,835	125,000
5.5% convertible senior notes due 2015	69,500	69,500
5.25% convertible senior notes due 2016	115,000	—
Other	1,120	—
Total long-term debt	1,076,758	1,010,434
Less unamortized debt discount	(3,632)	(13,244)
	1,073,126	997,190
Less current maturities of long-term debt	(156,004)	(69,865)
Long-term debt less current maturities	$917,122	$927,325

Borrowing under revolving line of credit facility	$125,000	$90,000

(1)
During 2009, we entered into eleven interest rate swap arrangements pertaining to $293.3 million notional amount of outstanding debt. The notional amount of the outstanding debt related to interest rate swaps at December 31, 2009 and December 31, 2008 was $447.0 million and $177.7 million, respectively. These swaps expire between 2018 and 2020. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps.

As discussed below, we have a combined Credit Facility consisting of a letter of credit facility and a revolving line of credit facility.

Maturities of debt for the next five years and thereafter, in aggregate, are (in millions): 2010-$281; 2011-$65; 2012-$61; 2013-$72; 2014-$70; thereafter-$652. Maturities for 2010 include $125 million outstanding under the revolving line of credit facility. As of February 1, 2010, all amounts outstanding under the revolving line of credit facility have been repaid. The holders of our 7.0% convertible notes due in 2023 may require us to repurchase such notes in 2010, 2013 or 2018. The maturities of debt amounts include the assumed cash impact of the holders of such notes potentially exercising their options to require us to repurchase such notes in 2010; therefore, the $95.8 million principal amount of the 7.0% convertible notes is included in the 2010 maturity amount, and classified as a current liability as of December 31, 2010. We have the option to pay the repurchase price in shares of our common stock, in cash, or in any combination of the two. If the holders of the 7.0% convertible notes require us to repurchase the notes, it is our policy to pay the repurchase price in cash.

As of December 31, 2009, the following assets served as collateral for outstanding debt:

·	Assets (primarily flight equipment) with a net book value of $1.1 billion served as collateral for the B737 and B717 aircraft notes payable.

·	Aircraft pre-delivery deposits served as collateral for the Credit Facility.

Airways’ obligations under the Credit Facility are secured by the pledge of -- directly or indirectly -- its accounts receivable; ground equipment; aircraft parts; certain inventory; its residual interest in owned B717 aircraft; certain real property assets, and certain other assets, including various contract rights which include but are not limited to rights under certain purchase and sale agreements for aircraft and hedging agreements.  Airways’ obligations under the Credit Facility are guaranteed by AirTran. Airways’ obligations and the related AirTran guarantee rank senior in right of payment to the subordinated indebtedness of the applicable company and rank equally with senior indebtedness of the applicable company.

B737 Aircraft Purchase Financing Facilities

Through December 31, 2009, we have entered into nine separate aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft from Boeing. A total of 30 aircraft have been financed under these nine facilities.

Eight of the facilities are floating rate facilities. As of December 31, 2009, 27 B737 aircraft had been financed under these facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum above the three or six-month U.S. Dollar London Interbank Offering Rate (LIBOR) in effect at the commencement of each semi-annual, three-month, or monthly period as applicable. Payments of principal and interest under the notes are payable semi-annually, every three months, or monthly as applicable. As of December 31, 2009, we have the right to prepay the remaining debt outstanding without penalty under all aircraft loans provided under such facilities with the exception of nine aircraft loans. Under such aircraft loans, our right to prepay without penalty commences on the third anniversary of the date of such loans were made. The notes mature in years 2016 to 2021. As of December 31, 2009, no financing for additional aircraft was available under these facilities.

One of the facilities is a fixed rate facility. As of December 31, 2009, three B737 aircraft had been financed under the facility. Each note is secured by a first mortgage on the aircraft to which it relates. Payments of principal and interest under the notes are payable semi-annually. We have the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 to 2018. As of December 31, 2009, no financing for additional aircraft was available under this facility.

In January 2010, we refinanced the acquisition of a B737 aircraft that was delivered to Airways in September 2009. Under the refinancing, we repaid $24.6 million of existing aircraft indebtedness and borrowed $27 million of new aircraft debt. The note issued under the refinancing is secured by a first mortgage on the B737 aircraft. The new note bears interest at a floating rate per annum above the three-month LIBOR in effect at the commencement of each three-month period. Payments of principal and interest under the note will be payable every three months. Commencing after the third anniversary of the closing date of the borrowing, we will have the right to prepay the remaining debt outstanding without penalty. No financing for additional aircraft is available under this facility.

Fixed Rate B717 Aircraft Notes Payable

Principal and interest payments on the enhanced equipment trust certificates (EETCs) are due semiannually through April 2017. As of December 31, 2009, eight B717 aircraft were pledged as collateral for Airways’ obligations related to the EETCs.

Floating Rate B737 Aircraft Pre-delivery Deposit Financing

We arranged loan facilities (each a “PDP facility”) for purposes of financing a portion of our obligations to make pre-delivery payments to Boeing with respect to B737 aircraft on order. The amount outstanding under each PDP loan is paid off at the time the respective aircraft is delivered. As of December 31, 2009, all PDP facility borrowings had been paid off and no amounts were available for us to borrow in the future.

7.0% Convertible Notes

In May 2003, we completed a private placement of $125 million of our 7.0% convertible notes due in 2023, which we refer to as our 7.0% convertible notes. The net proceeds from such offering were used for general corporate purposes including improving our overall liquidity by providing working capital. Such notes bear interest at 7 percent, payable semi-annually on January 1 and July 1. The 7.0% convertible notes are unconditionally guaranteed by Airways and rank equally with all unsecured obligations of Airways. Such notes and the note guarantee are junior to any secured obligations of Holdings or Airways to the extent of the collateral pledged and are also effectively subordinated to all liabilities of our subsidiaries (other than Airways).

The 7.0% convertible notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. We may redeem the 7.0% convertible notes, in whole or in part, for cash, beginning on July 5, 2010 at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest.

The holders of the 7.0% convertible notes may require us to repurchase the notes on July 1, 2010, 2013, and 2018 at a repurchase price of 100 percent of principal amounts plus any accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock, or in any combination of the two. If we elect to pay the repurchase price, in whole or in part in shares of our common stock, the number of shares to be delivered in exchange for the portion of the repurchase price to be paid in our common stock will be equal to that portion of the repurchase price divided by 97.5% of the closing sale price of our common stock for the five trading days ending on the third business day prior to the applicable repurchase date (appropriately adjusted to take into account the occurrence of certain events that would result in an adjustment of the conversion rate with respect to our common stock).

We separately account for the debt and equity components of the 7.0% convertible notes in a manner that reflects our estimated non-convertible debt borrowing rate of 15% as of May 2003, consistent with ASC 470-20, “Debt with Conversion and Other Options – Cash Conversion”. The principal amount, unamortized discount, net carrying amount of the debt, and equity components are (in thousands):

	December 31,
	2009	2008
Principal amount	$95,835	$125,000
Unamortized discount	(3,567)	(13,244)
Net carrying amount	$92,268	$111,756
Additional paid-in capital, net of tax	$26,441	$27,411

We recorded contractual interest expense of $7.3 million, $8.8 million, and $8.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. We also recorded interest expense related to debt discount amortization of $7.1 million, $7.4 million, and $6.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, the unamortized discount has a remaining recognition period of six months assuming redemption at the first repurchase date on July 1, 2010. At December 31, 2009, the if-converted value of the 7.0% convertible notes did not exceed the principal amount.

In 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7.0% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the year ended December 31, 2009, we repurchased $29.2 million of our 7.0% convertible notes resulting in a gain of $4.3 million classified as Other (Income) Expense. Repurchases pursuant to the Board's authorization may be effected, suspended, or terminated at any time or from time to time at the discretion of management or the Board without prior notice and it is uncertain whether or not we will repurchase additional 7.0% convertible notes.

5.5% Convertible Senior Notes

On April 30, 2008, we completed a public offering of $74.8 million of our convertible senior notes due in 2015, which we refer to as our 5.5% convertible notes. The proceeds from the offering were used for general corporate purposes including improving our overall liquidity by providing working capital. Such notes bear interest at 5.5 percent payable semi-annually, in arrears, on April 15 and October 15. The 5.5% convertible notes are senior unsecured obligations of Holdings and rank equally with all existing and future senior unsecured obligations of Holdings. The 5.5% convertible notes are effectively subordinated to all liabilities of our subsidiaries.

The 5.5% convertible notes are convertible into shares of our common stock at a conversion rate of 260.4167 shares per $1,000 in principal amount of such notes that equals an initial conversion price of approximately $3.84 per share. This conversion rate is subject to adjustment in certain circumstances. Holders may convert their 5.5% convertible notes into shares of our common stock at their option on any day until, and including, the business day immediately preceding the maturity date of such notes. The 5.5% convertible notes are not redeemable at our option prior to maturity. The holders of the 5.5% convertible notes may require us to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of principal amounts plus any accrued and unpaid interest.

We placed approximately $12.2 million of the proceeds of the offering in an escrow account with the trustee. Funds in the escrow account are invested in government securities and are being used to make the first six scheduled semi-annual interest payments on the 5.5% convertible notes, and these payments are secured by a pledge of the assets in escrow. Holders who convert their notes prior to April 15, 2011 will receive, in addition to a number of shares of our common stock calculated based on the conversion rate, the cash proceeds from the sale by the escrow agent of that portion of government securities in the escrow account that relate to the applicable holder’s 5.5% convertible notes being converted.

During the fourth quarter of 2008, $5.3 million of the 5.5% convertible notes were converted to 1.4 million shares of our common stock and $0.7 million was paid from the escrow account to the former note holders.

5.25% Convertible Senior Notes

In October 2009, we completed a public offering of $115.0 million of our convertible senior notes due in 2016, which we refer to as the 5.25% convertible notes. The net proceeds from the offering were used for general corporate purposes including improving our overall liquidity by providing working capital. Such notes bear interest at 5.25 percent payable semi-annually, in arrears, on May 1 and November 1. The 5.25% convertible notes are senior unsecured obligations of Holdings and rank equally with all existing and future senior unsecured obligations of Holdings. The 5.25% convertible notes are effectively subordinated to all liabilities of our subsidiaries. The 5.25% convertible notes are convertible into shares of our common stock at a conversion rate of 164.0420 shares per $1,000 in principal amount of such notes which equals an initial conversion price of approximately $6.10 per share. This conversion rate is subject to adjustment in certain circumstances. Holders may convert their 5.25% convertible notes into shares of our common stock at their option at any time. The 5.25% convertible notes are not redeemable at our option prior to maturity. The holders of the 5.25% convertible notes may require us to repurchase such notes, in whole or in part, for cash upon the occurrence of a fundamental change, as defined in the governing supplemental indenture, at a repurchase price of 100 percent of principal amounts plus any accrued and unpaid interest.

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

The following discussion summarizes the terms of the Credit Facility as amended in September 2009.  Under the revolving line of credit facility we are permitted to borrow, upon two (2) business days notice, until December 31, 2010 (the Expiration Date), up to $125 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution, until 30 days prior to the Expiration Date, of letters of credit for the benefit of one or more of our credit card processors. The aggregate amount of outstanding letters of credit under the letter of credit facility plus the outstanding amount borrowed under the revolving line of credit facility is not permitted to exceed an aggregate of $175 million. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three (3) business days to the extent that our aggregate unrestricted cash and investment amount exceeds $405 million at any time. We are also required to pay a facility fee, letter of credit fees and fees on undrawn amounts under the revolving line of credit facility. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2008, December 31, 2009 and February 1, 2010, we had $90 million, $125 million and $0 outstanding borrowings under the revolving line of credit facility, respectively. As of December 31, 2008, December 31, 2009, and February 1, 2010, a letter of credit for $125 million, $50 million, and $50 million had been issued for the benefit of our largest credit card processor; the letter of credit beneficiary was not entitled to draw any amount as of any date.

The aggregate of amounts borrowed and outstanding letters of credit under the Credit Facility is not permitted to exceed the estimated value of the collateral securing such facility. The Credit Facility includes various covenants, including limitations on: dividends and distributions, the incurrence of indebtedness, the prepayment of indebtedness, and mergers and acquisitions. In the event of a change in control, as defined, the lender may require us to post cash collateral to secure the letter of credit obligations and require us to repay outstanding loans under the revolving line of credit facility. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising from tickets sold during the period of exposure to be covered by the letter of credit, which, in the case of the sole letter of credit outstanding in favor of our largest credit card processor, ends March 31, 2010, but is subject to periodic extensions, at the discretion of the lender, ending not later than December 31, 2010, and is subject to earlier termination upon the occurrence of a material adverse change in our financial condition or other like event. We expect that the period of exposure covered by the letter of credit will be periodically extended through December 31, 2010, in the absence of a material adverse change in our financial condition or other like event. The letter of credit in favor of our largest credit card processor will expire no later than eighteen months after the end of the period of exposure covered. The periods of exposure to be covered by, and expiration dates of, subsequently issued letters of credit will be determined by mutual agreement between the lender and us.

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

Note 5 – Leases

Total rental expense charged to operations for aircraft, facilities, and office space for the years ended December 31, 2009, 2008, and 2007 was approximately $328.5 million, $326.2 million, and $315.8 million, respectively.

We lease 78 B717 aircraft through various lessors under leases with terms that expire through 2022. We have the option to renew the B717 leases for additional periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor’s defined cost of the aircraft at the end of the thirteenth year of the lease term. Each of the leases contains return conditions that must be met prior to the termination of the leases. Forty-one of the B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are included in other liabilities and are being amortized over the terms of the leases. At December 31, 2009 and 2008, unamortized deferred gains, including gains on engine sale/leasebacks, were $54.6 million and $58.4 million, respectively.

We lease 22 B737 aircraft through a single lessor under leases with terms that expire through 2021. We have the option to extend the lease terms for additional periods ranging from 12 months to 39 months. There are no purchase options. Each of the leases contains return conditions that must be met prior to the termination of the leases.

The B737 leases require us to remit monthly maintenance deposit payments to the lessor based on actual flight hours and landings. The balance of such payments, which is capped at any point in time at $2.25 million for each aircraft, is available to reimburse us for the cost of airframe, engine, and certain other component-part maintenance. There will be an accounting at the end of each aircraft lease to ascertain if there is any excess balance of the deposit payments; if so, such excess will be returned to us. These payments are accounted for as deposits and the aggregate amount of such deposits is included in other assets. As of December 31, 2009 and 2008, the balance of all maintenance deposits for all the B737 leased aircraft and related leased engines aggregated $55.8 million and $54.2 million, respectively.

We also lease facilities from local airport authorities or other carriers, as well as office space under operating leases with terms ranging up to 12 years. In addition, we lease spare engines and certain rotable parts under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):

	December 31,
	2009	2008
Flight equipment	$20,302	$20,302
Less: Accumulated amortization	(2,723)	(1,139)
Flight equipment, net	$17,579	$19,163

The following schedule outlines the future minimum lease payments at December 31, 2009, under non-cancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2010	$1,981	$288,663
2011	1,981	273,385
2012	1,981	271,156
2013	1,981	265,993
2014	1,981	255,532
Thereafter	11,556	1,530,406
Total minimum lease payments	21,461	$2,885,135
Less: amount representing interest	(5,570)
Present value of future payments	15,891
Less: current obligations	(1,085)
Long-term obligations	$14,806

Amortization of assets recorded under capital leases is included as “depreciation and amortization” in the accompanying consolidated statements of operations.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. These leasing entities meet the criteria of variable interest entities, as defined by ASC 810 “Consolidation” (Consolidation Topic). We are generally not the primary beneficiary of the leasing entities if the lease terms are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. This is the case in the majority of our aircraft leases; however, we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. We have not consolidated the related trusts because, even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis. Our maximum exposure under the two leases is limited to the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

Note 6 - Fair Value Measurements

We adopted the required provisions of ASC 820, “Fair Value Measurements and Disclosures” (Fair Value Measurements and Disclosures Topic), as of January 1, 2008, and adopted certain deferred provisions on January 1, 2009. The Fair Value Measurements and Disclosures Topic is a technical standard which defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. The Fair Value Measurements and Disclosures Topic clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Fair Value Measurements and Disclosures Topic establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1- observable inputs such as quoted prices in active markets;

Level 2- inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3- unobservable inputs in which there are little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset; (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets (liabilities) measured at fair value on a recurring basis during the period were as follows (in thousands):

	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$542,619	$542,619	$—	$—	Market
Short-term investments	1,663	—	1,663	—	Market
Interest rate derivatives, net	(10,206)	—	(10,206)	—	Market
Fuel derivatives, net	49,327	—	—	49,327	Market

The financial statement carrying amounts and estimated fair values of our debt at December 31, 2009 were as follows (in thousands):

	Carrying Value	Estimated Fair Value
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 1.91 percent weighted-average interest rate as of December 31, 2009	$665,694	$562,384
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of December 31, 2009	52,901	49,514
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of December 31, 2009	76,708	68,975
7.0% convertible notes due 2023, net of discount	92,268	94,562
5.5% convertible senior notes due 2015	69,500	104,243
5.25% convertible senior notes due 2016	115,000	124,200
Other	1,120	1,120
Borrowing under revolving line of credit facility	125,000	125,000
	$1,198,191	$1,129,998

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

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2009 through December 31, 2009 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel-related derivative asset (liability):
Balance at January 1, 2009	$(65,504)
Total realized and unrealized gains (losses):
Included in earnings	22,208
Included in other comprehensive income	7,686
Purchases, issuances, and settlements	84,937
Balance at December 31, 2009	$49,327

The amount of total gains (losses) for the year ended December 31, 2009, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009	$26,047

Note 7 – Common Stock

We have one class of common stock. Holders of shares of our common stock are entitled to one vote per share. As of December 31, 2009, we had reserved 49,481,144 common shares for issuance for stock option exercises, and conversion of convertible debt, and the vesting of restricted stock, of which 3,899,094 shares are reserved for stock options that are vested and exercisable and restricted stock that have been granted but not vested, and 45,582,050 shares are reserved for issuance upon the conversion of convertible debt. Unvested restricted stock awards are not included in the number of outstanding common shares.

In October 2009, we completed a public offering of 11.3 million shares of our common stock at a price of $5.08 per share, receiving net proceeds of approximately $54.8 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

In September 2009, we entered into an agreement whereby we issued 2.9 million shares of our common stock in exchange for previously issued and outstanding warrants issued in connection with the Credit Facility, which warrants were thereby cancelled.

In May 2008, we completed a public offering of 24.7 million shares of our common stock at a price of $3.20 per share. We received net proceeds from the offering of approximately $74.7 million, after deducting discounts and commissions paid to the underwriters and other expenses incurred with the offering.

Historically, we have not declared cash dividends on our common stock. In addition, our debt indentures and our Credit Facility restrict our ability to pay cash dividends. In particular, under our Credit Facility, our ability to pay dividends is restricted to a defined amount available for restricted payments, including dividends, which amount is determined based on a variety of factors including 50% of our consolidated net income for the applicable reference period and our proceeds from the sale of capital stock, including pursuant to the conversion of indebtedness to our capital stock, all as defined. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any cash dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects, and other factors deemed relevant by our Board of Directors.

Note 8 – Income Taxes

We are subject to income taxation in the United States and various state jurisdictions. Our tax years for 1998 through 2009 are subject to examination by the Internal Revenue Service.

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Current provision (benefit):
Federal	$(268)	$(198)	$205
State	—	—	—
Total current provision (benefit)	(268)	(198)	205
Deferred provision (benefit):
Federal	890	(31,049)	30,579
State	55	(3,169)	2,619
Total deferred provision (benefit)	945	(34,218)	33,198
Income tax expense (benefit)	$677	$(34,416)	$33,403

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes is as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Tax expense (benefit) computed at federal statutory rate	$47,369	$(105,263)	$29,382
State income taxes, net of federal benefit	3,113	(6,283)	1,977
Change in valuation allowance	(67,437)	73,793	—
Change in unrecognized tax benefits	4,645	—	—
Other nondeductible expenses	12,987	3,337	2,044
Income tax expense (benefit)	$677	$(34,416)	$33,403

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses measured over the past three years. Therefore, we are required to provide a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. We reported income before income taxes during the year ended December 31, 2009; however, we did not recognize material tax expense in 2009 due to reductions in the valuation allowance which largely offset income tax expense for 2009. During 2009, we recognized $0.7 million of income tax expense primarily related to our repurchase of a portion of our 7.0% convertible notes. As of December 31, 2009, we had recorded a $6.1 million valuation allowance applicable to our net deferred tax assets and our deferred tax assets net of the valuation allowance equaled our gross deferred tax liabilities. Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets related to:
Deferred gains from sale and leaseback of aircraft	$20,328	$21,733
Accrued liabilities	27,303	26,353
Unrealized loss on derivatives	3,413	49,906
Federal net operating loss carry-forwards	159,328	146,521
State operating loss carry-forwards	8,862	8,098
AMT credit carry-forwards	3,094	3,300
Other	10,746	20,764
Total deferred tax assets	233,074	276,675
Valuation allowance	(5,959)	(84,111)
Net deferred tax assets	$227,115	$192,564
Deferred tax liabilities related to:
Depreciation	182,974	150,956
Aircraft rent	35,211	36,196
Other	8,930	5,412
Gross deferred tax liabilities	227,115	192,564
Total net deferred tax asset (liability)	$—	$—

At December 31, 2009 and 2008, federal net operating loss carry-forwards (NOLs) available for use on our income tax returns to offset future taxable income were approximately $477.5 million and $428.0 million, respectively, which expire between 2017 and 2029. State net operating loss carry-forwards at December 31, 2009 and 2008, respectively, were $238.6 million and $117.6 million, respectively, which expire between 2017 and 2029. Included in the net operating loss carry-forwards for the year ending December 31, 2008 is $13.7 million related to deductions from equity-based compensation. Our alternative minimum tax (AMT) credit carry-forwards for income tax purposes were $3.1 million and $3.3 million at December 31, 2009 and 2008, respectively.

Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change as defined in the Internal Revenue Code, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused NOLs in excess of the annual limitation may be carried over to later years. As of December 31, 2009, we believe that we were not subject to the limitations under Section 382.

The total amount of unrecognized tax benefits and related interest and penalties was not material as of December 31, 2008. During 2009, we determined that it was more likely than not that certain tax positions taken in the preparation of prior year income tax returns would not be sustained on the basis of technical merit. Consequently, we reduced deferred tax assets by $4.6 million and also reduced the valuation allowance for deferred tax assets by the same amount with no impact on income tax expense (benefit). A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

Unrecognized Tax Benefits
Balance at January 1, 2009	$—
Additions for tax positions related to prior years	4,645
Balance at December 31, 2009	$4,645

We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

Note 9 – Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Year ended December 31,
	2009	2008	2007
Numerator:
Net income (loss) available to common stockholders	$134,662	$(266,334)	$50,545
Plus income effect of assumed-conversion interest on 5.5% convertible debt	3,823	—	—
Plus income effect of assumed-conversion interest on 5.25% convertible notes	1,298	—	—
Income (loss) after assumed conversion	$139,783	$(266,334)	$50,545
Denominator:
Weighted-average shares outstanding, basic	123,624	109,153	91,574
Effect of 5.5% convertible notes	18,099	—	n/a
Effect of 5.25% convertible notes	4,050	n/a	n/a
Effect of dilutive stock options	113	—	924
Effect of dilutive restricted shares	331	—	580
Effect of warrants to purchase common stock	674	—	—
Adjusted weighted-average shares outstanding, diluted	146,891	109,153	93,078
Basic earnings (loss) per common share	$1.09	$(2.44)	$0.55
Diluted earnings (loss) per common share	$0.95	$(2.44)	$0.54
n/a – not applicable

Excluded from the diluted earnings per share calculations for 2009 is the impact on the weighted average shares outstanding of the 8.6 million shares related to our 7.0% convertible notes that are issuable upon conversion which would have been anti-dilutive for the period.

Excluded from the diluted earnings per share calculation for 2008 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive in 2008: 11.2 million shares related to our 7.0% convertible notes that are issuable upon conversion, 18.1 million shares related to our 5.5% convertible senior notes that are issuable upon conversion, 2.1 million shares related to our outstanding stock options, 1.5 million shares related to our unvested restricted stock, and 4.7 million common shares related to warrants that were issued on October 31, 2008.

Excluded from the diluted earnings per share calculations for 2007 is the impact on the weighted average shares outstanding of the 11.2 million shares related to our 7.0% convertible notes that are issuable upon conversion which would have been anti-dilutive for the period.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of “Accumulated other comprehensive income (loss)” are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2007	$84	$(5,336)	$(5,252)
Changes in fair value, net of income taxes	15,721	—	15,721
Reclassification to earnings, net of income taxes	(14,688)	1,012	(13,676)
Change in actuarial gains and losses, net of income taxes	—	4,557	4,557
Balance at December 31, 2007	1,117	233	1,350
Changes in fair value, net of income taxes	(11,877)	—	(11,877)
Reclassification to earnings, net of income taxes	(14,809)	15	(14,794)
Change in actuarial gains and losses, net of income taxes	—	(439)	(439)
Balance at December 31, 2008	(25,569)	(191)	(25,760)
Changes in fair value, net of income taxes	12,023	—	12,023
Reclassification to earnings, net of income taxes	9,047	76	9,123
Change in actuarial gains and losses, net of income taxes	—	3,084	3,084
Balance at December 31, 2009	$(4,499)	$2,969	$(1,530)

Note 11 – Stock Option Awards and Restricted Stock Awards

Our 1994 Stock Option Plan and 1996 Stock Option Plan authorized up to 4 million, and 5 million incentive stock options or non-qualified stock options, respectively, to be granted to our officers, directors, key employees and consultants. No new awards may be made under the 1994 Stock Option Plan or the 1996 Stock Option Plan. Our Fifth Amended and Restated Long Term Incentive Plan (which we refer to as our Long-Term Incentive Plan or LTIP), was, as amended and restated, adopted in 2009 and authorizes the grant of up to 13.5 million shares of our common stock, which may be awarded in the form of options, restricted stock awards and other securities to our officers, directors, key employees and consultants. Awards for the issuance of up to 3,899,094 shares remain outstanding under such plans.

Vesting and the term of all options under the LTIP is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than ten years from the date of grant. As of December 31, 2009, an aggregate of 6.8 million shares of restricted stock and options to acquire common stock remained available for future grant under the LTIP.

Stock Options

There were no options granted during 2009, 2008, or 2007. No compensation expense for stock options was recognized during 2009, 2008, or 2007.

A summary of stock option activity under the aforementioned plans is as follows:

	Options	Weighted- Average Exercise Price
Balance at January 1, 2009	2,177,406	$7.57
Exercised	(98,809)	5.59
Expired	(10,000)	5.00
Cancelled	(13,775)	8.59
Balance at December 31, 2009	2,054,822	$7.67
Exercisable at December 31, 2009	2,054,822	$7.67

The options outstanding, as of December 31, 2009, have a weighted-average remaining contractual life of 2.5 years and an aggregate intrinsic value of $0.5 million. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $0.2 million, $1.0 million, and $1.0 million, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2009, 2008, and 2007, was $0.6 million, $2.6 million, and $1.0 million, respectively. The benefits associated with the tax deductions in excess of recognized compensation cost have been reported as a financing cash flow rather than an operating cash flow. For the years ended December 31, 2009, 2008, and 2007, we did not record any excess tax benefit generated from option exercises.

Restricted Stock

Restricted stock awards have been granted to certain of our officers, directors, and key employees pursuant to our LTIP. Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three years).

Compensation expense for our restricted stock grants was $5.7 million, $5.8 million, and $5.4 million during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we have $5.9 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.5 million restricted shares which were outstanding but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

Restricted Stock Awards
Unvested at January 1, 2009	1,483,306
Vested	(659,134)
Issued	671,640
Surrendered	(11,900)
Unvested at December 31, 2009	1,483,912

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2009, 2008, and 2007, was $4.74, $6.96, and $9.10, respectively. Unvested restricted stock awards are not included in the number of outstanding common shares. Upon vesting, the shares are included in the number of outstanding common shares. The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007, was $3.1 million, $3.2 million, and $4.1 million, respectively.

Performance Stock

Our Long-Term Incentive Plan provides for the grant of performance stock awards. In 2009, performance share awards were made to certain officers and other employees based on AirTran’s relative Total Shareholder Return (“TSR”) performance against a peer group of companies.  The actual number of shares earned at the end of the Performance Period will range from 0% to a maximum of 200% of the target, depending on AirTran’s relative TSR performance.  Payment of the earned performance shares will be made in common stock.  There are a maximum of 360,360 performance shares issuable at the end of the performance period for awards made in 2009. All existing performance share awards are based on a three year performance period which began on January 1, 2009 and ends December 31, 2012.

Compensation expense for our performance stock awards was $0.4 million for the year ended December 31, 2009. As of December 31, 2009, we have $1.0 million in total unrecognized future compensation expense that will be recognized over the next two years. No performance base stock awards vested during the year ended December 31, 2009.

Note 12 – Employee Benefit Plans

All employees, except pilots, are eligible to participate in our consolidated 401(k) plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the plan. Our contributions to the plan are discretionary. The amount of our contributions to the plan expensed in 2009, 2008, and 2007 was approximately $1.4 million, $1.4 million, and $1.2 million, respectively.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to the IRS maximum allowed. We do not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Our contributions were 10.5 percent of compensation, as defined, during 2009, 2008, and 2007, respectively. We expensed $17.3 million, $15.7 million, and $14.0 million in contributions to the DC Plan during 2009, 2008 and 2007, respectively. Under our 1995 Employee Stock Purchase Plan, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. The Board of Directors determines the discount rate, which was increased to 10 percent from 5 percent effective November 1, 2001. We are authorized to issue up to 4 million shares of common stock under this plan. During 2009, 2008, and 2007, the employees purchased approximately 227,000, 376,000, and 154,000 shares, respectively, at an average price of $4.85, $3.65, and $8.81 per share, respectively.

We provide postemployment defined benefits to certain eligible employees. At December 31, 2009, the liability for the accumulated postemployment benefit obligations under the plans was $2.9 million, and unrecognized prior service costs and net actuarial gains were $4.4 million. Benefit expense under the plans was $1.0 million, $1.1 million and $3.9 million in 2009, 2008 and 2007, respectively. The plans have no assets and benefit payments are funded from operations and in all periods presented are not material. In December 2007, federal legislation was enacted increasing the mandatory retirement age for U.S. commercial airline pilots from age 60 to age 65. The impact of the legislation was to decrease the actuarially determined liability for the unfunded status of the plan by $6.0 million with a corresponding increase in accumulated other comprehensive income, net of income tax of $3.8 million.

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows, (in thousands):

	Year ended December 31,
	2009	2008	2007
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of capitalized interest	$77,238	$75,473	$64,397
Cash paid (received) for income taxes, net of amounts refunded	(198)	332	—
Non-cash financing and investing activities:
Aircraft acquisition debt financing	—	178,550	293,650
Acquisition under capital leases	—	5,077	—

Note 14 – Other Assets, Accrued and Other Liabilities, and Other (Income) Expense

The components of other assets were (in thousands):

	December 31,
	2009	2008
Aircraft maintenance deposits	$55,841	$54,169
Deposits	13,906	13,816
Other	2,534	2,063
Other assets	$72,281	$70,048

The components of accrued and other liabilities were (in thousands):

	December 31,
	2009	2008
Accrued interest	$16,897	$22,865
Accrued salaries, wages and benefits	55,507	48,520
Unremitted passenger taxes and fees	29,198	32,651
Other	43,572	43,853
Accrued and other liabilities	$145,174	$147,889

On January 11, 2007, we commenced an exchange offer for all of the common stock of Midwest Air Group (Midwest). On August 17, 2007, we announced that we had terminated our efforts to acquire Midwest. The results of the third quarter of 2007 include non-operating expense of $10.7 million ($6.4 million net of tax), related to costs associated with the proposed acquisition of Midwest, including the exchange offer, and consisted primarily of fees for attorneys, accountants, investment bankers, travel, and other related costs.

Note 15 – Quarterly Financial Data (Unaudited)

Summarized quarterly financial data by quarter for 2009 and 2008 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
Operating revenue	$541,955	$603,653	$597,402	$598,432
Operating income	47,707	66,166	37,033	26,104
Other (income) expense	19,000	(12,984)	26,374	9,281
Income (loss) before income taxes	28,707	79,150	10,659	16,823
Net income (loss)	28,707	78,438	10,426	17,091
Earnings (loss) per common share:
Basic	$0.24	$0.65	$0.09	$0.13
Diluted	0.21	0.56	0.08	0.11

Included in operating income (loss):
(Gain) loss on disposition of assets	$922	$2,384	$(6,379)	$109
Included in other (income) expense:
Net (gains) losses on derivative financial instruments	$(890)	$(27,335)	$10,281	$(12,680)
(Gain) on extinguishment of debt	(322)	(3,974)	18	—

2008
Operating revenue	$596,391	$693,380	$673,292	$589,415
Operating income (loss)	(35,386)	(46,441)	(47,413)	53,419
Other (income) expense	20,235	(28,152)	62,002	170,844
Income (loss) before income taxes	(55,621)	(18,289)	(109,415)	(117,425)
Net loss	(35,357)	(14,830)	(94,553)	(121,594)
Loss per common share:
Basic	$(0.38)	$(0.14)	$(0.81)	$(1.03)
Diluted	(0.38)	(0.14)	(0.81)	(1.03)

Included in operating income (loss):
(Gain) loss on disposition of assets	$—	$(6,543)	$(9,254)	$(4,218)
Impairment of goodwill	—	8,350	—	—
Included in other (income) expense:
Net (gains) losses on derivative financial instruments	$5,190	$(43,560)	$41,520	$147,686

During the three months ended December 31, 2009, we recorded a $2.4 million reduction in advertising expense to correct overstatements of expense recorded in prior periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our controls and procedures were effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2009. Ernst & Young LLP has issued their report which is included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the internal control over financial reporting of AirTran Holdings Inc. as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AirTran Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AirTran Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated balance sheets of AirTran Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity of AirTran Holdings, Inc. for each of the three years in the period ended December 31, 2009 and our report dated February 11, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Orlando, Florida
February 11, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The information required by this Item is incorporated herein by reference to our 2010 Proxy Statement.

Audit Committee Financial Expert

The information required by this Item is incorporated herein by reference to our 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated herein by reference to our 2010 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1) (2)	3,899,094	7.67	6,823,288
Equity compensation plans not approved by security holders	—	—	—
Total	3,899,094	7.67	6,823,288

(1)	Includes all existing equity compensation plans under which awards have been or may be made.

(2)
Includes the maximum of 360,360 shares of common stock issuable pursuant to performance share awards granted in 2009 assuming the required performance criteria for the awards are achieved as of December 31, 2011. The weighted average exercise price in column (b) does not include the effect of the grant of any performance awards. Shares included in column (a) reflect the company’s current expectation with respect to the shares to be issued under such awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Page
(a)(1) The following Consolidated Financial Statements of AirTran Holdings, Inc. are filed as part of this report under Item 8- Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm	61
Consolidated Statements of Operations	62
—Years ended December 31, 2009, 2008, and 2007
Consolidated Balance Sheets	63
—December 31, 2009 and 2008
Consolidated Statements of Cash Flows	65
—Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders’ Equity	66
—Years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements	67

(a)(2)
All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K.

Information included in agreements filed as exhibits to this annual report and our other periodic and current reports has been included in this report and such filings pursuant to applicable SEC rules and regulations or to provide information regarding the terms of such agreements. Such agreements are not intended to provide any other factual information about us. Such information can be found elsewhere in this annual report and in our other reports. Agreements filed as exhibits to this annual report and our other reports may contain representations and warranties made to us or by us to third parties solely for the purpose of the transaction or transactions described in such agreements and, except as expressly provided in such agreements, no other person was or is an intended third party beneficiary of such agreements or standards of materiality in such agreements or in disclosure schedules thereto. While we do not believe that any disclosure schedules which have not been filed as part of any agreements contain any information which securities laws require us to publicly disclose, other than information that has already been so disclosed, disclosure schedules may contain information that modifies, qualifies, and creates exceptions to the representations and warranties set forth in the filed agreements. Accordingly, you should not rely on the representations and warranties contained in any such agreements as characterizations of the actual state of facts, since they may be modified in important part by the underlying disclosure schedules or by defined standards of materiality for purposes of such agreements. Disclosure schedules to filed agreements may contain information that has been included in the Company’s general prior public disclosures, as well as potential additional non-public information. Moreover, information concerning the subject matter of the representations and warranties in filed agreements may have changed since the date of the applicable agreement, which subsequent information may or may not be fully reflected in our public disclosures, the disclosures of third parties, or at all. Except as required by law we undertake no obligation to update such information or disclose any such changes.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (As Amended and Restated on July 28, 2005) (2)
4.1	See the Articles of Incorporation filed as Exhibit 3.1
4.2	See the Bylaws filed as Exhibit 3.2
4.3
Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (3)

4.4
Note Agreement for 13% Series A Senior Notes due April 12, 2009, dated April 12, 2001, between AirTran Airways, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (4)

4.5
Indenture dated as of May 7, 2003 among AirTran Holdings, Inc., as issuer, AirTran Airways, Inc., as guarantor, and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of Note (5)

4.6	Senior Indenture dated as of April 30, 2008, between AirTran Holdings, Inc. and U.S. Bank National Association, as trustee, including as an exhibit thereto the form of Note (6)
4.7	First Supplemental Indenture dated as of April 30, 2008, between AirTran Holdings, Inc. and U.S. Bank National Association, as trustee, including as an exhibit thereto the form of Note (6)
4.8	Pledge and Escrow Agreement, dated as of April 30, 2008, by and among AirTran, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as Escrow Agent (6)
4.9	Senior Indenture dated as of October 14, 2009, between AirTran Holdings, Inc. and U.S. Bank National Association, as trustee, including as an exhibit thereto the form of Note (7)
4.10	First Supplemental Indenture dated as of October 14, 2009, between AirTran Holdings, Inc. and U.S. Bank National Association, as trustee, including as an exhibit thereto the form of Note (7)
10.1+	1994 Stock Option Plan (8)
10.2*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (9)
10.3	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (9)
10.4+	1996 Stock Option Plan (10)
10.5	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (11)
10.6	Orlando International Lease and Use Agreement (12)
10.7	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (13)
10.8	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (13)
10.9	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (13)
10.10*	Aircraft General Terms Agreement AGTA-CQT, dated July 3, 2003, by and between Boeing and AirTran Airways, Inc. (“AirTran”) (14)
10.11*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Letter Agreement No. 1, by and between Boeing and AirTran (14)
10.12*	Letter Agreements to Purchase Agreement 2444, dated July 3, 2003, by and between Boeing and AirTran (14)
10.13*
General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (14)

10.14*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (14)
10.15	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (14)
10.16*
Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the six (6) individual Aircraft Lease Agreements (14)

10.17	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (14)
10.18*
Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (14)

10.19*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (14)
10.20*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (14)
10.21*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (14)
10.22*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (14)
10.23+	AirTran Holdings, Inc. Amended and Restated Long Term Incentive Plan (15)
10.24*
Loan Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, The Parties Identified in Schedule 1 thereto, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (16)

10.25*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (16)
10.26*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (16)
10.27*
Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (17)

10.28*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (17)
10.29*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (18)
10.30*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (19)
10.31*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (19)
10.32*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)
10.33*
Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.34*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)
10.35*
Loan Agreement [N320AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.36*
Loan Agreement [N330AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.37*
Loan Agreement [N336AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.38*
Loan Agreement [N337AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.39*
Loan Agreement [N344AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.40*
Loan Agreement, dated as of February 12, 2007, by and among AirTran, as Borrowers, The Parties Identified in Schedule 1 thereto, as Lenders, and Wells Fargo Bank Northwest, National Association, as Security Agent (20)

10.41*	Purchase Agreement No. 2444, Supplement No. 12, dated as of June 4, 2007, by and between the Boeing and AirTran (21)
10.42*
Credit Agreement, dated as of June 28, 2007, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and Bayerische hypo-und Vereinsbank AG, London Branch, as Security Agent (21)

10.43*	Security Agreement, dated as of June 28, 2007, by and between AirTran and Bayerische Hypo-und Vereinsbank AG, London Branch, as Security Agent (21)
10.44+	Amendment to Employment Agreement for Robert L. Fornaro dated October 31, 2007 (22)
10.45+	Employment Agreement for Robert L. Fornaro dated November 1, 2007 (22)
10.46*
Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of October 31, 2008, by and among Bank of Utah, not in its individual capacity, but solely as trustee, the Lender and AirTran Airways, Inc., as Borrower (23)

10.47*
Amended and Restated Pledge and Escrow Agreement, dated as of October 31, 2008, by and among AirTran Airways, Inc., as the Grantor and Bank of Utah, not in its individual capacity, but as security trustee, as Secured Party (23)

10.48*	Warrant Agreement, dated as of October 31, 2008, by and among AirTran, as Issuer, and Bank of Utah, not in its individual capacity but in a trust capacity as the Initial Holder (24)
10.49*	Registration Rights Agreement, dated as of October 31, 2008, by and among AirTran, as Issuer and Bank of Utah, not in its individual capacity but in a trust capacity as Initial Holder (24)
10.50*	Amendment No. 1 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement (25)
12.1	Statement regarding computation of ratio of earnings to fixed charges
21.1	Subsidiaries of AirTran Holdings, Inc.
21.2	Subsidiaries of AirTran Airways, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees
*
Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

+	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 1-15991), filed with the Commission on August 2, 2001.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-107415), filed with the Commission on July 28, 2003.
(6)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 2, 2008.
(7)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on October 14, 2009.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(9)
Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended December 31, 1995.

(12)
Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation for the quarter ended December 31, 1996 (Commission File No. 0-26432), filed with the Commission on February 13, 1997.

(13)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1996, filed with the Commission on June 28, 1996.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(15)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 22, 2009.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(18)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-15991), filed with the Commission on November 1, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-15991), filed with the Commission on May 8, 2007.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-15997), filed with the Commission on August 9, 2007.
(22)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15997), filed with the Commission on November 6, 2007.
(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-15991), filed with the Commission on November 6, 2008.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 1-15991), filed with the Commission on February 13, 2009.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-15991), filed with the Commission on October 27, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC.
By:	/s/ Robert L. Fornaro
Robert L. Fornaro
Chairman of the Board, President and Chief Executive Officer
Date: February 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert L. Fornaro	February 11, 2010
Robert L. Fornaro
Chairman of the Board, President and Chief Executive Officer

/s/ Arne Haak	February 11, 2010
Arne Haak
Senior Vice President of Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ J. Veronica Biggins	February 11, 2010
J. Veronica Biggins
Director

/s/ Don L. Chapman	February 11, 2010
Don L. Chapman
Director

/s/ Geoffrey T. Crowley	February 11, 2010
Geoffrey T. Crowley
Director

/s/ Peter D’Aloia	February 11, 2010
Peter D’Aloia
Director

/s/ Jere A. Drummond	February 11, 2010
Jere A. Drummond
Director

/s/ John F. Fiedler	February 11, 2010
John F. Fiedler
Director

/s/ Michael P. Jackson	February 11, 2010
Michael P. Jackson
Director

/s/ Lewis H. Jordan	February 11, 2010
Lewis H. Jordan
Director

/s/ Alexis P. Michas	February 11, 2010
Alexis P. Michas
Director

Information included in agreements filed as exhibits to this annual report and our other periodic and current reports has been included in this report and such filings pursuant to applicable SEC rules and regulations or to provide information regarding the terms of such agreements. Such agreements are not intended to provide any other factual information about us. Such information can be found elsewhere in this annual report and in our other reports. Agreements filed as exhibits to this annual report and our other reports may contain representations and warranties made to us or by us to third parties solely for the purpose of the transaction or transactions described in such agreements and, except as expressly provided in such agreements, no other person was or is an intended third party beneficiary of such agreements or standards of materiality in such agreements or in disclosure schedules thereto. While we do not believe that any disclosure schedules which have not been filed as part of any agreements contain any information which securities laws require us to publicly disclose, other than information that has already been so disclosed, disclosure schedules may contain information that modifies, qualifies, and creates exceptions to the representations and warranties set forth in the filed agreements. Accordingly, you should not rely on the representations and warranties contained in any such agreements as characterizations of the actual state of facts, since they may be modified in important part by the underlying disclosure schedules or by defined standards of materiality for purposes of such agreements. Disclosure schedules to filed agreements may contain information that has been included in the Company’s general prior public disclosures, as well as potential additional non-public information. Moreover, information concerning the subject matter of the representations and warranties in filed agreements may have changed since the date of the applicable agreement, which subsequent information may or may not be fully reflected in our public disclosures, the disclosures of third parties, or at all. Except as required by law we undertake no obligation to update such information or disclose any such changes.

INDEX TO EXHIBITS
Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (As Amended and Restated on July 28, 2005) (2)
4.1	See the Articles of Incorporation filed as Exhibit 3.1
4.2	See the Bylaws filed as Exhibit 3.2
4.3
Note Purchase Agreement dated as of November 3, 1999, among the Company, AirTran Airways, Inc., State Street Bank and Trust Company of Connecticut National Association and First Security Bank, National Association (3)

4.4
Note Agreement for 13% Series A Senior Notes due April 12, 2009, dated April 12, 2001, between AirTran Airways, Inc. and Boeing Capital Loan Corporation, including as an exhibit thereto the form of notes (4)

4.5
Indenture dated as of May 7, 2003 among AirTran Holdings, Inc., as issuer, AirTran Airways, Inc., as guarantor, and Wilmington Trust Company, as trustee, including as an exhibit thereto the form of Note (5)

4.6	Senior Indenture dated as of April 30, 2008, between AirTran Holdings, Inc. and U.S. Bank National Association, as trustee, including as an exhibit thereto the form of Note (6)
4.7	First Supplemental Indenture dated as of April 30, 2008, between AirTran Holdings, Inc. and U.S. Bank National Association, as trustee, including as an exhibit thereto the form of Note (6)
4.8	Pledge and Escrow Agreement, dated as of April 30, 2008, by and among AirTran, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as Escrow Agent (6)
4.9	Senior Indenture dated as of October 14, 2009, between AirTran Holdings, Inc. and U.S. Bank National Association, as trustee, including as an exhibit thereto the form of Note (7)
4.10	First Supplemental Indenture dated as of October 14, 2009, between AirTran Holdings, Inc. and U.S. Bank National Association, as trustee, including as an exhibit thereto the form of Note (7)
10.1+	1994 Stock Option Plan (8)
10.2*	Purchase Agreement between McDonnell Douglas Corporation and ValuJet Airlines, Inc. dated December 6, 1995 (9)
10.3	Agreement and Lease of Premises Central Passenger Terminal Complex Hartsfield Atlanta International Airport (9)
10.4+	1996 Stock Option Plan (10)
10.5	Lease of headquarters in Orlando, Florida, dated November 14, 1995 (11)
10.6	Orlando International Lease and Use Agreement (12)

10.7	Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated December 11, 1989 (13)
10.8	Amendment No. 1 to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and Page AvJet Corporation dated June 22, 1990 (13)
10.9	Agreement and Second Amendment to Orlando Tradeport Maintenance Hangar Lease Agreement by and between Greater Orlando Aviation Authority and the Company dated January 25, 1996 (13)
10.10*	Aircraft General Terms Agreement AGTA-CQT, dated July 3, 2003, by and between Boeing and AirTran Airways, Inc. (“AirTran”) (14)
10.11*	Purchase Agreement Number 2444, dated July 3, 2003 (“Purchase Agreement 2444”), between Boeing and AirTran, as supplemented by Letter Agreement No. 1, by and between Boeing and AirTran (14)
10.12*	Letter Agreements to Purchase Agreement 2444, dated July 3, 2003, by and between Boeing and AirTran (14)
10.13*
General Terms Agreement No. CFM-03-0017 (“GTA CFM-03-0017”), dated June 30, 2003, by and between CFM International Inc. and AirTran, as supplemented by Letter Agreement No. 1 to GTA CFM-03-0017, dated June 30, 2003, by and between CFM and AirTran, and Letter Agreement No. 1-A, dated September 10, 2003, by and between CFM and AirTran (14)

10.14*	Maintenance Cost Per Hour Engine Service Agreement, dated August 13, 2003, by and between GE Engine Services, Inc. and AirTran (14)
10.15	Aircraft Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (14)
10.16*
Form of Aircraft Lease Agreement entered into with respect to twenty-two (23) Boeing model 737-700 aircraft, together with the cover page from each of the six (6) individual Aircraft Lease Agreements (14)

10.17	Engine Lease Common Terms Agreement, dated August 15, 2003, by and between Aviation Financial Services, Inc. and AirTran (14)
10.18*
Form of Engine Lease Agreement entered into with respect to six (6) CFM International model CFM56-7B20 engines, together with the cover pages from each of the six (6) individual Engine Lease Agreements (14)

10.19*	Letter Agreement 5-1005-JSW-737, dated July 3, 2003, by and between Boeing and AirTran (14)
10.20*	Amendment No. 11 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between McDonnell Douglas Corporation, a wholly owned subsidiary of Boeing (“MDC”), and AirTran (14)
10.21*	Amendment No. 6 to Letter Agreement No. 1 to Purchase Agreement No. DAC95-40-D, dated July 3, 2003, by and between MDC and AirTran (14)
10.22*	B717 Lease Financing Letter Agreement, dated July 3, 2003, by and between Boeing and AirTran (14)
10.23+	AirTran Holdings, Inc. Amended and Restated Long Term Incentive Plan (15)
10.24*
Loan Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, The Parties Identified in Schedule 1 thereto, as Lenders, and The Royal Bank of Scotland plc, New York Brach (“RBS”), as Security Agent (16)

10.25*	Credit Agreement, dated as of August 31, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and RBS, as Security Agent (16)
10.26*	Security Agreement, dated as of August 31, 2005, by and between AirTran, as Borrower, and RBS, as Security Agent (16)
10.27*
Credit Agreement, dated as of December 7, 2005, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lenders, and HSH Nordbank AG, New York Branch, as Security Agent (17)

10.28*	Security Agreement, dated as of December 7, 2005, by and between AirTran, as Borrower, and HSH Nordbank AG, New York Branch, as Security Agent (17)
10.29*	Association of Flight Attendants — CWA, AFL-CIO, Flight Attendant Labor Contract with AirTran Airways, Effective June 1, 2005, Amendable December 1, 2008 (18)
10.30*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (19)
10.31*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and the BNP Paribas S.A. (acting through its Paris Branch), as Security Agent (19)
10.32*	Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)
10.33*
Credit Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.34*	Security Agreement, dated as of August 1, 2006, by and among AirTran, as Borrower, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)
10.35*
Loan Agreement [N320AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.36*
Loan Agreement [N330AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.37*
Loan Agreement [N336AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.38*
Loan Agreement [N337AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.39*
Loan Agreement [N344AT], dated as of August 1, 2006, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and The Royal Bank of Scotland Plc New York Branch, as Security Agent (19)

10.40*
Loan Agreement, dated as of February 12, 2007, by and among AirTran, as Borrowers, The Parties Identified in Schedule 1 thereto, as Lenders, and Wells Fargo Bank Northwest, National Association, as Security Agent (20)

10.41*	Purchase Agreement No. 2444, Supplement No. 12, dated as of June 4, 2007, by and between the Boeing and AirTran (21)
10.42*
Credit Agreement, dated as of June 28, 2007, by and among AirTran, as Borrower, Each Lender Identified in Schedule 1 thereto, as Lender, and Bayerische hypo-und Vereinsbank AG, London Branch, as Security Agent (21)

10.43*	Security Agreement, dated as of June 28, 2007, by and between AirTran and Bayerische Hypo-und Vereinsbank AG, London Branch, as Security Agent (21)
10.44+	Amendment to Employment Agreement for Robert L. Fornaro dated October 31, 2007 (22)
10.45+	Employment Agreement for Robert L. Fornaro dated November 1, 2007 (22)
10.46*
Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of October 31, 2008, by and among Bank of Utah, not in its individual capacity, but solely as trustee, the Lender and AirTran Airways, Inc., as Borrower (23)

10.47*
Amended and Restated Pledge and Escrow Agreement, dated as of October 31, 2008, by and among AirTran Airways, Inc., as the Grantor and Bank of Utah, not in its individual capacity, but as security trustee, as Secured Party (23)

10.48*	Warrant Agreement, dated as of October 31, 2008, by and among AirTran, as Issuer, and Bank of Utah, not in its individual capacity but in a trust capacity as the Initial Holder (24)
10.49*	Registration Rights Agreement, dated as of October 31, 2008, by and among AirTran, as Issuer and Bank of Utah, not in its individual capacity but in a trust capacity as Initial Holder (24)
10.50*	Amendment No. 1 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement (25)
12.1	Statement regarding computation of ratio of earnings to fixed charges
21.1	Subsidiaries of AirTran Holdings, Inc.
21.2	Subsidiaries of AirTran Airways, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees
*
Pursuant to 17 CFR 240.24b-2, confidential information was omitted from these Exhibits and was filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

+	Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report on Form 10-K pursuant to Item 14(c) of Form 10-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on August 1, 2005.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File No. 0-26914), filed with the Commission on March 30, 2000.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (Commission File No. 1-15991), filed with the Commission on August 2, 2001.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-107415), filed with the Commission on July 28, 2003.

(6)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 2, 2008.
(7)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on October 14, 2009.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-1, registration number 33-78856, filed with the Commission on May 12, 1994 and amendments thereto.
(9)
Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-24164), filed with the Commission on March 29, 1996 and amendment thereto.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-24164), filed with the Commission on March 31, 1997.
(11)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended December 31, 1995.
(12)
Incorporated by reference to the Quarterly Report on Form 10-Q of Airways Corporation for the quarter ended December 31, 1996 (Commission File No. 0-26432), filed with the Commission on February 13, 1997.

(13)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1996, filed with the Commission on June 28, 1996.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(15)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 22, 2009.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(18)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-15991), filed with the Commission on November 1, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-15991), filed with the Commission on May 8, 2007.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-15997), filed with the Commission on August 9, 2007.
(22)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15997), filed with the Commission on November 6, 2007.
(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-15991), filed with the Commission on November 6, 2008.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 1-15991), filed with the Commission on February 13, 2009.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-15991), filed with the Commission on October 27, 2009.