Form 10-Q
period 2010-03-31
AIRTRAN HOLDINGS INC
filed 2010-04-22
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of Common Stock outstanding as of the close of business on April 19, 2010: 135,256,386 par value $0.001

AIRTRAN HOLDINGS, INC.
Form 10-Q
For the Quarter Ended March 31, 2010

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations – Three months ended March 31, 2010 and 2009	1
	Condensed Consolidated Balance Sheets – March 31, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2010 and 2009	4
	Condensed Consolidated Statement of Stockholders’ Equity – Three months ended March 31, 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	39
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

	Signatures
	Exhibit Listing
	Ex – 3.1 (Exhibit 3.1 Articles of Incorporation)
	Ex – 3.2 (Exhibit 3.2 Bylaws, As Amended and Restated on February 23, 2010)
	Ex – 31.1 (Exhibit 31.1 CEO Certification)
	Ex – 31.2 (Exhibit 31.2 CFO Certification)
	Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Revenues:
Passenger	$541,704	$486,101
Other	63,437	55,854
Total operating revenues	605,141	541,955
Operating Expenses:
Aircraft fuel	200,168	132,870
Salaries, wages and benefits	130,101	117,948
Aircraft rent	60,581	60,431
Maintenance, materials and repairs	59,340	46,443
Distribution	25,361	20,215
Landing fees and other rents	36,472	33,784
Aircraft insurance and security services	5,932	5,072
Marketing and advertising	9,579	11,361
Depreciation and amortization	14,855	14,117
Loss on disposition of assets	—	922
Other operating	59,705	51,085
Total operating expenses	602,094	494,248
Operating Income	3,047	47,707
Other (Income) Expense:
Interest income	(527)	(678)
Interest expense	22,987	21,230
Capitalized interest	(511)	(340)
Net gains on derivative financial instruments	(6,877)	(890)
(Gain) on extinguishment of debt	—	(322)
Other (income) expense, net	15,072	19,000
Income (Loss) Before Income Taxes	(12,025)	28,707
Income tax expense (benefit)	—	—
Net Income (Loss)	$(12,025)	$28,707
Earnings (Loss) Per Common Share:
Basic	$(0.09)	$0.24
Diluted	$(0.09)	$0.21
Weighted-Average Shares Outstanding:
Basic	135,026	119,828
Diluted	135,026	138,084

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$534,483	$542,619
Short-term investments	—	1,663
Restricted cash	53,083	52,390
Accounts receivable, net	46,058	27,067
Spare parts, materials and supplies, net	17,923	16,133
Prepaid and stored fuel	23,438	34,338
Derivative financial instruments	39,638	47,037
Prepaid expenses and other current assets	43,011	31,970
Deferred income taxes	4,206	4,206
Total current assets	761,840	757,423
Property and Equipment:
Flight equipment	1,388,378	1,384,529
Less: Accumulated depreciation and amortization	(175,447)	(165,694)
	1,212,931	1,218,835
Purchase deposits for flight equipment	52,243	49,720
Other property and equipment	119,024	119,150
Less: Accumulated depreciation and amortization	(69,336)	(67,666)
	49,688	51,484
Total property and equipment	1,314,862	1,320,039
Other Assets:
Trademarks and trade names	21,567	21,567
Debt issuance costs	15,766	16,017
Prepaid aircraft rent	78,902	82,062
Derivative financial instruments	19,937	14,783
Other assets	72,948	72,281
Total Assets	$2,285,822	$2,284,172

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$63,352	$57,482
Accrued and other liabilities	174,669	145,174
Air traffic liability	339,885	226,891
Derivative financial instruments	15,565	14,903
Current maturities of capital lease obligations	2,283	1,085
Borrowing under revolving line of credit	—	125,000
Current maturities of long-term debt	158,319	156,004
Total current liabilities	754,073	726,539
Long-term capital lease obligations	15,017	14,806
Long-term debt	906,479	917,122
Other liabilities	110,013	111,760
Deferred income taxes	4,206	4,206
Derivative financial instruments	9,349	7,796
Commitments and Contingencies
Stockholders' Equity:
Preferred stock	—	—
Common stock	135	135
Additional paid-in capital	588,396	586,727
Accumulated deficit	(95,414)	(83,389)
Accumulated other comprehensive loss	(6,432)	(1,530)
Total stockholders' equity	486,685	501,943
Total Liabilities and Stockholders' Equity	$2,285,822	$2,284,172

 See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$(12,025)	$28,707
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	17,388	17,068
Amortization of deferred gains from sales/leaseback of aircraft	(1,310)	(1,287)
Amortization of debt discount	1,839	2,045
Provisions for uncollectible accounts	161	186
Loss on asset dispositions	288	922
Gain on debt extinguishment	—	(322)
Other	1,714	1,457
Changes in certain assets and liabilities:
Restricted cash	(693)	(3,787)
Derivative financial instruments	(416)	(55,159)
Accounts receivable	(19,152)	(4,221)
Spare parts, materials and supplies	(2,003)	240
Prepaid and stored fuel	10,900	6,341
Deposits held by counterparties to derivative financial instruments	—	43,540
Prepaid aircraft rent	3,104	865
Other assets	(13,777)	(4,188)
Accounts payable, accrued and other liabilities	34,940	(4,352)
Air traffic liability	112,994	44,915
Net cash provided by operating activities	133,952	72,970
Investing activities:
Sale of available-for-sale securities	1,696	9,657
Purchases of property and equipment	(5,010)	(6,737)
Payment of aircraft purchase deposits	(2,523)	—
Other	—	1,950
Net cash provided by (used for) investing activities	(5,837)	4,870
Financing activities:
Issuance of long-term debt	52,058	—
Payments on long-term debt and capital lease obligations	(63,231)	(19,220)
Borrowings under revolving line of credit facility	—	375,000
Repayment of borrowings under revolving line of credit facility	(125,000)	(375,000)
Proceeds from issuance of stock under employee stock purchase plan	282	276
Other	(360)	(135)
Net cash used for financing activities	(136,251)	(19,079)
Net change in cash and cash equivalents	(8,136)	58,761
Cash and cash equivalents at beginning of period	542,619	315,078
Cash and cash equivalents at end of period	$534,483	$373,839
Supplemental Disclosure of Cash Flow Activities:
Non-cash investing activities:
Acquisition under capital leases	$1,973	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2010	134,726	$135	$586,727	$(83,389)	$(1,530)	$501,943
Net loss	—	—	—	(12,025)	—	(12,025)
Unrealized loss on derivative instruments, net of income taxes of $0 million	—	—	—	—	(4,878)	(4,878)
Other	—	—	—	—	(24)	(24)
Total comprehensive loss						(16,927)
Stock-based compensation	462	—	1,414	—	—	1,414
Issuance of common stock under employee stock purchase plan	57	—	282	—	—	282
Other	—	—	(27)	—	—	(27)
Balance at March 31, 2010	135,245	$135	$588,396	$(95,414)	$(6,432)	$486,685

See accompanying Notes to Condensed Consolidated Financial Statements.

 AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 –Accounting Policies and Business

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively, we, our, or us). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Business

Through AirTran Airways, we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), to 66 locations throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

Reclassification

Certain 2009 amounts have been reclassified to conform to 2010 presentation. These reclassifications have no material impact on the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statement of Stockholders’ Equity.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of Accounting Standards Codification (ASC) 605-25 “Revenue Recognition - Multiple-Element Arrangements”. The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted and the guidance may be applied retrospectively. We are currently evaluating the impact that ASU No. 2009-13 will have on our condensed consolidated financial position, results of operations, and cash flows.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2010 and 2009.

Note 2 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

The table below summarizes, as of March 31, 2010, all aircraft scheduled for delivery to us:

Scheduled Firm Aircraft Deliveries B737
Remainder of 2010	-
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10
Total	51

As of March 31, 2010, our aircraft purchase commitments for the remainder of 2010 and for the next five years and thereafter, in aggregate, are (in millions): 2010—$50; 2011—$270; 2012—$340; 2013—$260; 2014—$500; 2015—$340; and thereafter—$380. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have financing commitments from a lender to finance a majority of the acquisition price of two B737 aircraft scheduled for delivery to us in 2011. We have not yet arranged for aircraft financing for any of the other aircraft deliveries.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own improved operating performance in 2009, and our recent ability to refinance two B737 aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries.

Credit Card Processing Arrangements

We have agreements with organizations that process credit card transactions arising from purchases of air travel by customers of Airways. Each of our agreements with our credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (i.e., a holdback). Holdbacks are classified as restricted cash on our consolidated balance sheets. Our exposure to credit card holdbacks consists of advanced ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us.

Each agreement with our two largest credit card processors (based on volumes processed for us) was amended in 2009 resulting in changes to contractual terms generally favorable to us. Our agreement with our largest credit card processor now expires December 31, 2010. Each agreement with our two largest credit card processors provides that a processor may holdback amounts that would otherwise be remitted to us in the event that a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our agreement with our largest credit card processor also provides that the processor may holdback amounts that would otherwise be remitted to us in the event that our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels. Should the processor be entitled in the future to withhold amounts that would otherwise be remitted to us, we retain the contractual right to eliminate or reduce the amounts withheld by providing the processor with letters of credit. As of March 31, 2010, a $50 million letter of credit had been issued under our letter of credit facility for the benefit of our largest credit card processor. Drawings may be made by the processor only if we do not satisfy our obligations to reimburse the processor for chargebacks.

As of March 31, 2010, we had advance ticket sales of $345.8 million related to all credit card sales, we were in compliance with our credit card processing agreements, and our two largest processors were holding back no cash remittances from us. Our maximum potential exposure to cash holdbacks by our two largest credit card processors, based upon advance ticket sales as of March 31, 2010, was $274.0 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of March 31, 2010, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us.

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

Taxes

We remit a variety of taxes and fees to various governmental authorities, including income taxes, transportation fees and taxes collected from our customers, property taxes, sales and use taxes, payroll taxes, and fuel taxes. The taxes and fees remitted by us are subject to review and audit by the applicable governmental authorities which could result in liability for additional assessments. Contingencies for taxes, which are not based on income, are accounted for in accordance with the ASC Contingencies Topic. Uncertain income tax positions taken on income tax returns are accounted for in accordance with the ASC Income Taxes Topic. Although management believes that the positions taken on previously filed tax returns are reasonable, we nevertheless have recorded accrued liabilities in recognition that various taxing authorities may challenge certain of the positions we have taken, which may also potentially result in additional liabilities for taxes and interest in excess of accrued liabilities. These accrued liabilities are reviewed periodically and are adjusted as events occur that affect the estimates, such as the availability of new information, the lapsing of applicable statutes of limitations, the conclusion of tax audits, the measurement of additional estimated liability based on current calculations, the identification of new tax contingencies, or the rendering of relevant court decisions.

Litigation

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (Delta) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. Subsequent to the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; Las Vegas, Nevada; and Oakland, California. All of the cases were consolidated before a single judge in Atlanta. An amended complaint filed in February 2010 in the consolidated action broadened the allegations to add claims that Delta and AirTran also cut capacity on competitive routes and raised prices. The amended complaint seeks injunctive relief against a broad range of alleged anticompetitive activities and attorneys fees. AirTran denies all allegations of wrongdoing, including those in the amended complaint, and intends to defend vigorously any and all such allegations.

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

Restricted Cash and Letters of Credit

Restricted cash consists primarily of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, credit card holdbacks for advance ticket sales, and cash escrowed for future interest payments. As of March 31, 2010, $17.2 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty.

We have a letter of credit facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The letter of credit facility is supported by a variety of assets. As of March 31, 2010, no amount was drawn against the $50 million letter of credit.

Note 3 – Financial Instruments

The estimated fair value of financial instruments, excluding debt, approximates their financial statement carrying amount.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term and long-term investments, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents and short-term investments in what we believe are high-credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available for sale securities. As of March 31, 2010, we had no short-term or long-term investments.

The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are generally settled shortly after sale subject to any applicable holdbacks.

We enter into various derivative financial instruments with financial institutions to seek to reduce the variability of the ultimate cash flows associated with fluctuations in jet fuel prices. From time to time, we enter into fuel-related swap and option derivative financial arrangements. We do not hold or issue derivative financial instruments for trading purposes. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel-related option arrangements may include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery-margin swap agreements pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs.

As of March 31, 2010, we had entered into fuel-related option agreements which pertain to 130 million gallons or 45 percent of our projected April through December 2010 fuel requirements, 78 million gallons or 20 percent of our projected 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. As of March 31, 2010, we had no swap agreements. As of March 31, 2010, we did not have any outstanding refinery-margin swap agreements.

Realized and unrealized gains and losses on derivatives that are not designated as hedges for financial accounting purposes or that do not qualify for hedge accounting are recognized in Other (Income) Expense. In order to simplify the financial reporting for fuel-related derivatives, effective January 1, 2009, we ceased designating new fuel-related derivative financial instruments as accounting hedges. For our fuel-related derivative financial instruments entered into prior to January 1, 2009, a substantial portion did not qualify to be accounted for as hedges. Consequently, a majority of the gains and losses on such fuel-related derivative financial instruments were classified as Other (Income) Expense based on changes in estimated fair value. Realized gains and losses on other fuel-related derivative financial instruments, previously designated as hedges for financial accounting purposes, were classified as a component of fuel expense.

We have interest-rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, we pay fixed rates between 2.95 percent and 5.085 percent and receive either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. During the three months ended March 31, 2010, we entered into two interest-rate swap arrangements pertaining to $43.5 million notional amount of outstanding debt. The notional amount of outstanding debt related to the interest-rate swaps as of March 31, 2010 was $483.3 million. The primary objective for our use of interest-rate swaps is to reduce the impact of the volatility of interest rates on our operating results. These interest-rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in Other (Income) Expense, and the effective portion of the change in fair value is recorded as a component of Other Comprehensive Income (Loss) (“OCI”). The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings. The differences to be paid or received under the swap agreements are reflected as an adjustment to interest expense.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest-rate contracts	Current	$-	$-	$(15,301)	$(13,902)
Interest-rate contracts	Noncurrent	9,358	11,492	(9,349)	(7,796)
Jet fuel swaps and options	Current	-	147	-	(108)
Total		9,358	11,639	(24,650)	(21,806)

Derivatives not designated as hedging instruments
Crude swaps and options	Current	30,356	35,970	(264)	(833)
Crude swaps and options	Noncurrent	9,092	-	-	-
Heating oil options	Current	9,282	10,775	-	-
Heating oil options	Noncurrent	1,487	3,291	-	-
Other	Current	-	145	-	(60)
Total		50,217	50,181	(264)	(893)
Total derivatives		$59,575	$61,820	$(24,914)	$(22,699)

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

The following table summarizes the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (in thousands):

	For the Three Months Ended March 31,
	Effective Portion of Hedges					Ineffective Portion of Hedges
	(Gain) loss reclassified from OCI into income			(Gain) loss recognized in OCI		(Gain) loss recognized in Other (Income) Expense
	Location	2010	2009	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest-rate contracts	Interest expense	$4,982	$218	$104	$4,438	$-	$-
Jet fuel swaps and options	Aircraft fuel	-	3,492	-	1,000	39	(45)
		$4,982	$3,710	$104	$5,438	39	(45)

Derivatives not designated as hedging instruments						Net (gains) losses on derivative financial instruments recognized in Other (Income) Expense
Jet fuel options						-	(401)
Crude swaps and options						(10,223)	(3,364)
Heating oil options						3,297	-
Other						10	2,920
						(6,916)	(845)
Total net (gain) loss recognized as a component of Other (Income) Expense						$(6,877)	$(890)

Based on fair values as of March 31, 2010, we do not expect to reclassify any material net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. As of March 31, 2010, we provided the counterparties with collateral aggregating $16.4 million; all of which was classified as restricted cash.

Note 4 –Debt

The components of debt were (in thousands):

	March 31, 2010	December 31, 2009
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 1.90 percent weighted-average interest rate as of March 31, 2010 (1)	$657,849	$665,694
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of March 31, 2010	50,639	52,901
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of March 31, 2010	76,708	76,708
7.0% convertible senior notes due 2023	95,835	95,835
5.5% convertible senior notes due 2015	69,500	69,500
5.25% convertible senior notes due 2016	115,000	115,000
Other	1,060	1,120
Total long-term debt	1,066,591	1,076,758
Less unamortized debt discount	(1,793)	(3,632)
	1,064,798	1,073,126
Less current maturities of long-term debt	(158,319)	(156,004)
Long-term debt less current maturities	$906,479	$917,122

Borrowing under revolving line of credit facility	$—	$125,000

(1)
The notional amount of the outstanding debt related to interest rate swaps at March 31, 2010 and December 31, 2009 was $483.3 million and $447.0 million, respectively. These swaps expire between 2016 and 2020. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. Consequently, as of March 31, 2010, we had $483.3 million of floating rate debt (1.68% weighted average floating interest rate) for which we had entered into interest rate swap agreements that effectively fixed interest rates on this debt (weighted average fixed interest rate of 5.03%)

As discussed below, we have a combined Credit Facility consisting of a letter of credit facility and a revolving line of credit facility.

Maturities of debt for the remainder of 2010 and for the next four years and thereafter, in aggregate, are (in millions): 2010-$143; 2011-$66; 2012-$63; 2013-$73; 2014-$72; thereafter-$650. As of March 31, 2010, no amounts were outstanding under the revolving line of credit facility. The holders of our 7.0% convertible notes due in 2023 may require us to repurchase such notes in 2010, 2013 or 2018. Therefore, the $95.8 million principal amount of the 7.0% convertible notes is included in the 2010 maturity amount, and classified as a current liability as of March 31, 2010. We have the option to pay the repurchase price in shares of our common stock, in cash, or in any combination of the two. If the holders of the 7.0% convertible notes require us to repurchase the notes, it is our policy to pay the repurchase price in cash.

As of March 31, 2010, the following assets served as collateral for outstanding debt:

•	Assets (consisting primarily of flight equipment) with a net book value of $1.1 billion served as collateral for the B737 and B717 aircraft notes payable.

•
Assets consisting primarily of aircraft pre-delivery deposits, accounts receivable, ground equipment, aircraft parts, certain inventory, residual interests in owned B717 aircraft, certain real property assets, and certain other assets, including various contract rights which include but are not limited to rights under certain purchase and sale agreements for aircraft and hedging agreements, serve -- directly or indirectly -- as collateral for Airways’ obligations under the Credit Facility.

Airways’ obligations under the Credit Facility are guaranteed by AirTran. Airways’ obligations and the related AirTran guarantee rank senior in right of payment to the subordinated indebtedness of the applicable company and rank equally with senior indebtedness of the applicable company.

B737 Aircraft Purchase Financing

During the first quarter of 2010, we refinanced the debt borrowed to acquire two B737 aircraft that were delivered to Airways in 2009. Under the refinancings, we repaid $49.0 million of existing aircraft indebtedness and borrowed $52.5 million of new aircraft debt. Each note issued is secured by a first mortgage on the B737 aircraft to which it relates. Each note has a stated maturity of 10 years and bears interest at a floating rate per annum above the three-month LIBOR in effect at the commencement of each three-month period. Principal and interest under each note is payable every three months.

Credit Facility

We have a combined letter of credit facility and a revolving line of credit facility. We refer to the combined letter of credit facility and revolving line of credit facility as the Credit Facility, and we refer to its components as the letter of credit facility and the revolving line of credit facility, respectively.

Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, until December 31, 2010, up to $125 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit for the benefit of one or more of our credit card processors. The total amount of outstanding letters of credit under the letter of credit facility plus the outstanding amount borrowed under the revolving line of credit facility is not permitted to exceed an aggregate of $175 million. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $405 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2009, we had $125 million in outstanding borrowings under the revolving line of credit facility. We had no borrowings outstanding as of either March 31, 2010 or April 19, 2010. As of March 31, 2010, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million.

The aggregate of amounts borrowed and outstanding letters of credit under the Credit Facility is not permitted to exceed the estimated value of the collateral securing such facility. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising from tickets sold during the period of exposure to be covered by the letter of credit, which, in the case of the sole letter of credit outstanding in favor of our largest credit card processor, ends May 31, 2010, but is subject to periodic extensions, at the discretion of the lender, ending not later than December 31, 2010, and is subject to earlier termination upon the occurrence of a material adverse change in our financial condition or other like event. Drawings may be made by the processor only if we do not satisfy our obligations to reimburse the processor for chargebacks. We expect that the period of exposure covered by the letter of credit will be periodically extended through December 31, 2010, in the absence of a material adverse change in our financial condition or other like event.

7.0% Convertible Notes

Our 7.0% convertible notes bear interest at seven percent, payable semi-annually on January 1 and July 1. The 7.0% convertible notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equaled an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. We may redeem the 7.0% convertible notes, in whole or in part, for cash, beginning on July 5, 2010, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest.

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

We separately account for the debt and equity components of the 7.0% convertible notes in a manner that reflects our estimated non-convertible debt borrowing rate of 15% as of May 2003. The principal amount, unamortized discount, net carrying amount of the debt, and equity components are (in thousands):

	March 31, 2010	December 31, 2009
Principal amount	$95,835	$95,835
Unamortized discount	(1,761)	(3,567)
Net carrying amount	$94,074	$92,268
Additional paid-in capital, net of tax	$26,441	$26,441

We recorded contractual interest expense of $1.7 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. We also recorded interest expense related to debt discount amortization of $1.8 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the unamortized discount has a remaining recognition period of three months assuming redemption at the first repurchase date on July 1, 2010.

In the first quarter of 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7.0% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the three months ended March 31, 2009, we repurchased $1.5 million of our 7.0% convertible notes resulting in a gain of $0.3 million classified as Other (Income) Expense. Repurchases pursuant to the Board's authorization may be effected, suspended, or terminated at any time or from time to time at the discretion of management or the Board without prior notice, and it is uncertain whether or not we will repurchase additional 7.0% convertible notes.

Note 5 - Fair Value Measurements

We adopted the required provisions of ASC 820, “Fair Value Measurements and Disclosures” (Fair Value Measurements and Disclosures Topic), as of January 1, 2008, and adopted certain deferred provisions on January 1, 2009. The Fair Value Measurements and Disclosures Topic defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or a nonrecurring basis. The Fair Value Measurements and Disclosures Topic states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Fair Value Measurements and Disclosures Topic establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1- observable inputs such as quoted prices in active markets;

Level 2- inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3- unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset; (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets (liabilities) measured at fair value on a recurring basis during the period were as follows (in thousands):

	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$534,483	$534,483	$—	$—	Market
Interest rate derivatives, net	(15,292)	—	(15,292)	—	Market
Fuel derivatives, net	49,953	—	—	49,953	Market

The financial statement carrying amounts and estimated fair values of our debt at March 31, 2010 were as follows (in thousands):

	Carrying Value	Estimated Fair Value
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 1.90 percent weighted-average interest rate as of March 31, 2010	$657,849	$525,243
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of March 31, 2010	50,639	47,562
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of March 31, 2010	76,708	71,072
7.0% convertible notes due 2023, net of discount	94,074	95,449
5.5% convertible senior notes due 2015	69,500	105,510
5.25% convertible senior notes due 2016	115,000	123,625
Other	1,028	1,028
	$1,064,798	$969,489

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

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2010 through March 31, 2010 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel-related derivative asset (liability):
Balance at January 1, 2010	$49,327
Total realized and unrealized gains (losses):
Included in earnings	6,877
Included in other comprehensive income	—
Purchases, issuances, and settlements	(6,251)
Balance at March 31, 2010	$49,953

The amount of total gains (losses) for the three months ended March 31, 2010, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2010	$7,267

Note 6 – Income Taxes

We did not record any income tax expense (benefit) during either of the three-month periods ended March 31, 2010 or March 31, 2009. We reported a loss before income taxes during the three months ended March 31, 2010; however, we did not recognize an income tax benefit in the statement of operations because the tax effect of the pre-tax loss was offset by a corresponding increase in the valuation allowance. A valuation allowance was required for deferred tax assets in excess of our deferred tax liabilities. We reported income before income taxes during the three months ended March 31, 2009; however, we did not recognize income tax expense because the tax effect of the pre-tax income was offset by a corresponding decrease in the valuation allowance.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses in recent years. Therefore, we are required to provide a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. As of March 31, 2010, we had recorded a $9.4 million valuation allowance applicable to our net deferred tax assets and our deferred tax assets net of the valuation allowance equaled our gross deferred tax liabilities. Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

During the three months ended March 31, 2009, we determined that it was more likely than not that certain tax positions taken in the preparation of prior year income tax returns would not be sustained on the basis of technical merit. Consequently, we reduced deferred tax assets by $6.0 million and also reduced the valuation allowance for deferred tax assets by the same amount with no net impact on income tax expense (benefit) for the period. The total amount of unrecognized tax benefits and related interest and penalties was $4.6 million as of both March 31, 2010 and December 31, 2009.

Note 7 – Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Numerator:
Net income (loss) available to common stockholders	$(12,025)	$28,707
Plus income effect of assumed-conversion interest on 5.5% convertible debt	—	956
Income (loss) after assumed conversion	$(12,025)	$29,663
Denominator:
Weighted-average shares outstanding, basic	135,026	119,828
Effect of 5.5% convertible notes	—	18,099
Effect of 5.25% convertible notes	—	n/a
Effect of dilutive stock options	—	4
Effect of dilutive restricted shares	—	153
Adjusted weighted-average shares outstanding, diluted	135,026	138,084
Basic earnings (loss) per common share	$(0.09)	$0.24
Diluted earnings (loss) per common share	$(0.09)	$0.21
n/a – not applicable

Excluded from the diluted earnings per share calculation for 2010 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2010 totaling 50.1 million shares: 8.6 million shares related to our 7.0% convertible notes that are issuable upon conversion; 18.1 million shares related to our 5.5% convertible notes that are issuable upon conversion; 18.9 million shares related to our 5.25% convertible notes that are issuable upon conversion; 2.1 million shares related to our outstanding stock options; and 2.4 million shares related to our unvested restricted stock and unvested performance share awards.

Excluded from the diluted earnings per share calculation for 2009 were the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2009 totaling 15.9 million shares: 11.2 million shares related to our 7.0% convertible notes that were issuable upon conversion; and 4.7 million shares that were related to warrants to purchase our common stock. The 5.25% convertible notes were issued in the fourth quarter of 2009.

Note 8 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of “Accumulated other comprehensive income (loss)” are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Post-employment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2010	$(4,499)	$2,969	$(1,530)
Changes in fair value, net of income taxes	(4,982)	—	(4,982)
Reclassification to earnings, net of income taxes	104	(24)	80
Balance at March 31, 2010	$(9,377)	$2,945	$(6,432)

Balance at January 1, 2009	$(25,569)	$(191)	$(25,760)
Changes in fair value, net of income taxes	(5,438)	—	(5,438)
Reclassification to earnings, net of income taxes	3,710	19	3,729
Balance at March 31, 2009	$(27,297)	$(172)	$(27,469)

Total comprehensive income (loss) was $(16.9) million and $27.0 million for the three months ended March 31, 2010 and 2009, respectively.

Note 9 – Stock Option Awards and Restricted Stock Awards

Restricted stock awards, market-based (performance stock) awards, and stock options have been granted to certain of our officers, directors and key employees. Restricted stock awards are grants of shares of our common stock, which typically vest over time (generally three years). Our market-based awards are grants of our common stock that vest, if at all, at the end of the specified performance period (currently three years) in amounts that are largely dependent on the achievement of specified goals which are expressed in terms of threshold, target, and maximum award achievement levels. During the first three months of 2010 and 2009, we granted restricted stock awards for 485,853 and 558,470 shares, respectively, and 539,553 and 451,063 shares, respectively, of restricted stock vested. During the first three months of 2010 and 2009, we granted market-based awards for up to 640,006 and 360,360 shares, respectively, of our common stock. The estimated fair value of the market-based share awards at the date of grant will be recognized ratably as compensation expense over the three-year service period. No stock options were granted in either period.

Compensation expense for our restricted stock grants was $1.5 million and $1.5 million during the first three months of 2010 and 2009, respectively. As of March 31, 2010, we have $6.5 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.4 million restricted shares which were outstanding at such date, but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts. As shares vest, restricted shares are transferred to common shares.

Compensation expense for our performance stock awards was $0.2 million and $0 during the first three months of 2010 and 2009, respectively. As of March 31, 2010, we have $2.4 million in total unrecognized future compensation expense that will be recognized over the next two years relating to awards for up to approximately 1.0 million performance stock awards which were outstanding at such date, but which had not yet vested.

As of March 31, 2010, options to purchase 2.1 million shares of common stock, at exercise prices between $3.90 and $13.80 per share were outstanding. All outstanding options to purchase common shares were exercisable as of March 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information contained in this section has been derived from our historical financial statements and should be read together with our historical financial statements and related notes included elsewhere in this document. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties including, but not limited to: consumer demand and acceptance of services offered by us, our ability to achieve and maintain acceptable cost levels, fare levels and actions by competitors, regulatory matters, general economic conditions, commodity prices, and changing business strategies. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expressed or implied expectations, including, but not limited to: our performance in future periods, our ability to generate working capital from operations, our ability to take delivery of and to finance aircraft, the adequacy of our insurance coverage, and the results of litigation or investigation. Our forward-looking statements often can be identified by the use of terminology such as “anticipates,” “expects,” “intends,” “believes,” “will” or the negative thereof, or variations thereon or comparable terminology. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. As of April 19, 2010, we operated 86 Boeing B717-200 aircraft (B717) and 52 Boeing B737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 66 locations in the United States, including San Juan, Puerto Rico; as well as to Cancun, Mexico; Montego Bay, Jamaica; Nassau, The Bahamas; and Orangestad, Aruba. The traditional elements of our success include: competitive fares; superior service; an attractive network; product value; low unit costs; adaptability; flexibility; innovation; and the enthusiasm and skills of our employees.

Key Initiatives to Respond to High Fuel Costs and Weak Economic Conditions

After six consecutive years of profitability, during 2008, we were faced with record high jet fuel prices, an adverse macroeconomic environment, and disrupted capital markets. Prior to 2008, we positioned ourselves as a growth airline. In 2008, to respond to the challenges of a volatile fuel cost environment, a weak macroeconomic environment, and adverse capital market conditions, we recast our plans which resulted in our deferral of previously planned growth.

By adjusting our business strategy and implementing and increasing ancillary fees, managing employment levels, and reducing other capital expenditures, we have positioned AirTran to more effectively deal with a volatile fuel-cost environment and reduced demand for air travel due to weak macroeconomic conditions. As a result of our actions, our capacity growth slowed to 4.9 percent in 2008, and we reduced capacity by 2.2 percent in 2009. During 2009, we continued to develop and diversify our route network by: substantially increasing our presence in Orlando, Baltimore, and Milwaukee; initiating service to seven domestic locations; and initiating service to three international destinations.

During 2009, we returned to solid profitability from the substantial loss we incurred in 2008. The pronounced reduction in jet fuel price levels during 2009 compared to 2008, coupled with the actions that we undertook to reduce and redeploy capacity, increase ancillary revenues, and control costs produced the improved operating results. For 2009, we reported net income of $134.7 million. The 2009 results include a non-operating gain on derivative financial instruments of $30.6 million.

In 2010, we are continuing to develop and diversify our route network. During the first quarter, we commenced service to four new destinations. Additionally, SkyWest Airlines Inc., with whom we have a marketing agreement to support our Milwaukee focus city, expanded its presence in Milwaukee. Under this agreement, SkyWest Airlines now offers regional jet service between Milwaukee and six destinations. We, together with our marketing partner, currently serve 22 non-stop destinations to and from Milwaukee.

First Quarter 2010 Operating Results

Due to the increase in average jet fuel prices, higher non-fuel unit operating costs, and the impacts of unusually severe winter weather, our operating results for the first quarter 2010 were unfavorable compared to the first quarter 2009. During the first quarter 2010, we reported operating income of $3.0 million, a net loss of $12.0 million, and diluted loss per common share of $0.09. Included in our first quarter 2010 results is a non-operating gain on derivative financial instruments of $6.9 million. During the three months ended March 31, 2009, we reported operating income of $47.7 million, net income of $28.7 million, and diluted earnings per common share of $0.21.

Our first quarter 2010 operating income declined by $44.7 million compared to the first quarter of 2009, as the favorable impact of the increase in unit revenue was more than offset by the unfavorable impact of the 42.8 percent increase in the average cost of jet fuel per gallon. Our total operating revenue increased $63.2 million to $605.1 million. The increase in total operating revenue was driven by a 6.1 percent increase in capacity (as measured by available seat miles) and a 5.3 percent increase in total revenue per available seat mile to 10.65 cents. The increase in the average cost of jet fuel per gallon resulted in a $59.9 million increase in our aircraft fuel expense during the first quarter of 2010 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the first quarter 2009. Additionally, our non-fuel unit operating costs per available seat mile increased by 4.9 percent to 7.07 cents compared to the first quarter 2009.

Our operating performance was adversely affected by unusually severe winter weather during January and February 2010.  As a consequence of the severe weather conditions, our first quarter 2010 flight completion factor decreased to 97.4 percent compared to 99.0 percent for the first quarter of 2009. We estimate that the severe weather adversely impacted our operating revenue by more than $10 million.

Because the second and third quarters tend to be our strongest revenue quarters, we expect that our operating performance for the remainder of 2010 will be improved over the first quarter 2010 operating performance.

2010 Year to Date Accomplishments

In January 2010, AirTran Airways was awarded the prestigious 2009 Market Leadership Award from a leading industry publication, Air Transport World, for AirTran’s innovative combination of low-cost, high-quality service and response to the global financial crisis.

In April 2010, AirTran Airways was selected as the top low-cost carrier for the third consecutive year in the prestigious Airline Quality Rating (AQR). Our rating is the highest of all low-cost carriers and significantly higher than our legacy airline competitors. This independent rating is conducted by professors at Purdue University's Department of Aviation Technology and the W. Frank Barton School of Business at Wichita State University. The AQR evaluates airlines in four major areas: on-time performance, denied boardings, mishandled baggage, and customer complaints.

During the first quarter of 2010, we:

•	Carried 5.5 million revenue passengers;

•	Announced that we will commence in May 2010 scheduled services to Grand Rapids, Michigan; Huntsville/Decatur, Alabama; and Tunica, Mississippi;

•	Initiated service to Des Moines, Iowa; Gulfport/Biloxi, Mississippi; Lexington, Kentucky; and Montego Bay, Jamaica;

•	Launched 12 other new non-stop routes;

•	Completed a four year collective bargaining agreement with our dispatchers, who are represented by the Transport Workers Union;

•	Announced that our in-flight publication, Go magazine, had been honored by the North American Travel Journalists Association for being the best in-flight magazine in 2009; and

•	Partnered with American Express OPEN™ and the OPEN Savings™ program whereby American Express OPEN card holders are eligible for a five percent discount on all of our more than 700 daily flights.

2010 Outlook

We expect to face challenges during the remainder of 2010. Managing costs and increasing unit revenues in the face of volatile fuel costs and a weak economy will continue to be a primary focus. Fuel prices remain volatile and may again increase during the remainder of 2010. Additionally, the pace and extent of the recovery of airline industry revenue are uncertain in the context of improving but still generally unfavorable macroeconomic conditions.

Our pilots’ collective bargaining agreement became amendable in 2005 and is currently in mediation. Our flight attendants’ collective bargaining agreement became amendable in December 2008 and is currently the subject of negotiation. The impact on our operating results of any new collective bargaining agreements is not known.

Compared to the analogous period of 2009, we expect our capacity, as measured by available seat miles (ASMs), to increase approximately four percent for the second quarter. We also expect our second quarter total revenue per ASM to increase by 13 to 14 percent compared to the second quarter of 2009. We project our unit non-fuel costs per ASM to increase by four to four and one-half percent for the second quarter and to increase by four to five percent for 2010 as a whole.

We anticipate that our 2010 non-fuel unit operating costs will increase due to: increases in aircraft maintenance costs, higher employee compensation costs due to higher wage rates attributable to higher average employee seniority and wage scales, increased revenue related costs, and higher airport rents and landing fees. We expect our aircraft maintenance costs to increase due to a contractual cost increase for B717 engine repairs and the aging of each of our aircraft types.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

The table below sets forth selected financial and operating data for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,				Percentage Increase (Decrease)
	2010		2009
Revenue passengers	5,526,408		5,344,683		3.4
Revenue passenger miles (RPM) (000s) (1)	4,390,801		4,086,181		7.5
Available seat miles (ASM) (000s) (2)	5,684,460		5,358,382		6.1
Passenger load factor (3)	77.2 percent		76.3 percent		0.9	pts
Departures	59,966		58,959		1.7
Average aircraft stage length (miles) (4)	757		727		4.1
Average fare (excluding transportation taxes) (5)	$98.02		$90.95		7.8
Average yield per RPM (6)	12.34	¢	11.90	¢	3.7
Passenger revenue per ASM (RASM) (7)	9.53	¢	9.07	¢	5.1
Total revenue per ASM (TRASM) (8)	10.65	¢	10.11	¢	5.3
Operating cost per ASM (CASM) (9)	10.59	¢	9.22	¢	14.9
Non-fuel operating cost per ASM (10)	7.07	¢	6.74	¢	4.9
Average cost of aircraft fuel per gallon (11)	$2.27		$1.59		42.8
Gallons of fuel burned (000’s)	88,037		83,352		5.6
Operating aircraft in fleet at end of period	138		136		1.5
Completion factor (12)	97.4 percent		99.0 percent		(1.6)	pts
Average daily utilization (hours: minutes) (13)	10:54		10:36		2.8
Full-time equivalent employees at end of period	7,802		7,850		(0.6)

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Total aircraft miles flown divided by departures
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
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

(11)	Total fuel expense divided by gallons of fuel burned
(12)	The percentage of flights that are completed (total number of flights completed divided by total number of flights scheduled)
(13)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended March 31, 2010 and 2009

Summary

During the three months ended March 31, 2010, we reported operating income of $3.0 million, a net loss of $12.0 million, and diluted loss per common share of $0.09. Included in our results is a non-operating gain on derivative financial instruments of $6.9 million. Due to an increase in average jet fuel prices, higher non-fuel unit operating costs, and cancelled flights due to adverse weather, our operating results for the quarter were unfavorable compared to the first quarter of 2009 despite an increase in average unit revenue. During the three months ended March 31, 2009, we reported operating income of $47.7 million, net income of $28.7 million, and diluted earnings per common share of $0.21. Included in our results is a non-operating gain on derivative financial instruments of $0.9 million and a non-operating gain on extinguishment of debt of $0.3 million.

Operating Revenues

Our operating revenues for the three months ended March 31, 2010, increased $63.2 million (11.7 percent) due to the effects of a $55.6 million increase in passenger revenues and a $7.6 million increase in other revenues compared to the three months ended March 31, 2009. We were able to increase our total unit revenue in the context of improving but still generally unfavorable macroeconomic conditions. Our total revenue per available seat mile for the first quarter of 2010 was 10.65 cents, an increase of 5.3 percent compared to the first quarter of 2009.

The $55.6 million (11.4 percent) increase in passenger revenue was due to increased yield, capacity, and traffic. During the three months ended March 31, 2010, we increased our capacity by 6.1 percent compared to the three months ended March 31, 2009. The increased capacity coupled with a 7.5 percent increase in revenue passenger miles produced an average passenger load factor of 77.2 percent, which was a 0.9 percentage point increase compared to the three months ended March 31, 2009. Our average fare was $98.02, 7.8 percent higher than the analogous period in 2009. The increase in average fare was attributable to both improved air travel demand and an increase in average length of passenger haul. During the three months ended March 31, 2010, our average length of passenger haul increased 3.9 percent; an increase in average length of passenger haul tends to increase average fare and reduce average yield. Average yield per revenue passenger mile was 12.34 cents, 3.7 percent higher than the analogous period in 2009.

Our operating performance was adversely affected by unusually severe weather during January and February 2010.  As a consequence of the severe weather conditions, our first quarter 2010 completion factor decreased to 97.4 percent compared to 99.0 percent for the first quarter of 2009. We estimate that the severe weather adversely impacted our operating revenues by more than $10 million.

Other revenues for the three months ended March 31, 2010, increased $7.6 million (13.6 percent) compared to the three months ended March 31, 2009, reflecting in large part pricing changes for ancillary customer services resulting from the unbundling of our service product. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, preferred seat assignments and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the three months ended March 31, 2010, increased $107.8 million (21.8 percent) and increased 14.9 percent on a unit cost basis, as measured by operating cost per ASM (CASM) compared to the three months ended March 31, 2009. Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the three months ended March 31, 2010. The increase in total operating costs per ASM was the composite result of a 41.9 percent increase in fuel cost per ASM and a 4.9 percent increase in non-fuel operating cost per ASM. The severe weather during the first quarter 2010 increased our non-fuel operating cost per ASM due to reduced capacity compared to planned capacity and increases in aircraft de-icing, passenger interrupted trip expenses and other expenses.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table summarizes our unit costs, as defined by CASM, for the indicated periods:

	Three Months Ended March 31,				Percent Increase
	2010		2009		(Decrease)
Aircraft fuel	3.52	¢	2.48	¢	41.9
Salaries, wages and benefits	2.29		2.20		4.1
Aircraft rent	1.07		1.13		(5.3)
Maintenance, materials and repairs	1.04		0.87		19.5
Distribution	0.45		0.38		18.4
Landing fees and other rents	0.64		0.63		1.6
Aircraft insurance and security services	0.10		0.09		11.1
Marketing and advertising	0.17		0.21		(19.0)
Depreciation and amortization	0.26		0.26		—
Loss on disposition of assets	—		0.02		(100.0)
Other operating	1.05		0.95		10.5
Total CASM	10.59	¢	9.22	¢	14.9

Aircraft fuel increased 41.9 percent on a cost per ASM basis because jet fuel cost per gallon increased. For the three months ended March 31, 2010, our average fuel cost per gallon, including taxes and into-plane fees, increased 42.8 percent from $1.59 during the first quarter of 2009 to $2.27 during the first quarter of 2010. The increase in the average cost of jet fuel per gallon resulted in a $59.9 million increase in our aircraft fuel expense during the three months ended March 31, 2010 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the three months ended March 31, 2009.

Aircraft rent expense decreased 5.3 percent on a cost per ASM basis because rent expense was relatively flat for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, while ASMs increased by 6.1 percent.

Maintenance, materials and repairs expense increased 19.5 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe and engine checks and rate increases in certain of our power-by-the-hour maintenance agreements.

Distribution expense increased 18.4 percent on a cost per ASM basis primarily due to higher credit card commissions and fees paid to global distribution systems and participants in other distribution channels. Credit card commissions increased in large part due to increased unit revenue. Fees paid increased because there was a modest increase in tickets sold via global distribution systems and other channels.

Aircraft insurance and security services expense increased 11.1 percent on a cost per ASM basis due to increased cost of security services and an increase in hull and liability insurance rates.

Marketing and advertising costs decreased 19.0 percent on a cost per ASM basis due to planned reductions in advertising and other marketing costs.

Other operating expense increased 10.5 percent on a cost per ASM basis primarily due to increases in ground handling, contracted services costs, and legal and professional fees.

Other (Income) Expense

Other (income) expense, net decreased by $3.9 million to $15.1 million net expense for the quarter ended March 31, 2010 compared to $19.0 million net expense for the quarter ended March 31, 2009. Other (income) expense, net includes: interest income; interest expense; capitalized interest; net (gains) losses on derivative financial instruments; and (gain) on extinguishment of debt.

Interest expense, including amortization of debt discount and debt issuance costs, increased by $1.8 million from the quarter ended March 31, 2009 to $23.0 million for the quarter ended March 31, 2010. The increase was primarily due to the net effects of the following: the favorable impact of lower interest rates applicable to variable-interest rate debt due to declines in market interest rates; the 2009 repurchases of $29.2 million of our 7.0% convertible notes; interest associated with our Credit Facility; and interest on our 5.25% convertible senior notes issued in October 2009.

We reported net gains on derivative financial instruments of $6.9 million for the quarter ended March 31, 2010, compared to net gains of $0.9 million for the quarter ended March 31, 2009. Net (gains) losses on derivative financial instruments consist primarily of realized and unrealized gains and losses on fuel-related derivatives which were not designated as hedges for financial accounting purposes.

During the quarter ended March 31, 2009, we repurchased $1.5 million of our 7.0% convertible notes resulting in a gain of $0.3 million.

Income Tax Expense (Benefit)

We did not record any income tax expense (benefit) during either of the three-month periods ended March 31, 2010 or March 31, 2009. We reported a loss before income taxes during the three months ended March 31, 2010; however, we did not recognize an income tax benefit in the statement of operations because the tax effect of the pre-tax loss was offset by a corresponding increase in the valuation allowance. A valuation allowance was required for deferred tax assets in excess of our deferred tax liabilities. We reported income before income taxes during the three months ended March 31, 2009; however, we did not recognize income tax expense because the tax effect of the pre-tax income was offset by a corresponding decrease in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had unrestricted cash and cash equivalents of $534.5 million, and we also had $53.1 million of restricted cash. At March 31, 2010, we had no borrowings outstanding under our $125 million revolving line of credit facility. During the three months ended March 31, 2010, our primary sources of cash were cash provided by operating activities and borrowings to refinance aircraft related debt. Our primary uses of cash were repayment of long-term debt, repayment of borrowings under our revolving line of credit facility, and expenditures for the acquisition of property and equipment. As of April 19, 2010, we had no borrowings outstanding under our revolving line of credit facility and a $50 million letter of credit had been issued under our letter of credit facility. The letter of credit beneficiary was not entitled to draw any amounts as of March 31, and April 19, 2010.

First Quarter 2010 Operating, Investing, and Financing Activities

Operating activities during the three months ended March 31, 2010 provided $134.0 million of cash flow compared to $73.0 million provided during the analogous period in 2009. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the three months ended March 31, 2010, we reported a net loss of $12.0 million compared to net income of $28.7 million for the three months ended March 31, 2009.

Changes in the components of our working capital impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advance ticket sales, which are recorded as air traffic liability, fluctuate seasonally and also provide cash when we grow and consequently receive additional cash for future travel. This historical source of cash will decline or change to a use to the extent our growth slows or reverses or the amounts held back by our credit card processors increase. During the three months ended March 31, 2010, our air traffic liability balance increased $113.0 million, contributing favorably to our net cash flow from operating activities. During the three months ended March 31, 2009, our air traffic liability balance increased $44.9 million, contributing favorably to net cash flow from operating activities. During the three months ended March 31, 2010 and 2009, our accounts receivable increased $19.2 million and $4.2 million, respectively, negatively impacting net cash provided by operating activities. Changes in accounts payable, accrued, and other current and non-current liabilities also impact our cash flow from operating activities. During the three months ended March 31, 2010, the $34.9 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities. During the three months ended March 31, 2009, the $4.4 million decrease in accounts payable and accrued and other liabilities negatively impacted net cash provided by operating activities.

Our derivative financial instruments reduced our cash flow by $0.4 million and $55.2 million during the three months ended March 31, 2010 and 2009, respectively, primarily due to payments to counterparties net of cash received from counterparties and changes in the fair value of derivatives. Changes in the fair value of derivative financial instruments neither provide nor use cash until realized. During the three months ended March 31, 2009, counterparties to our derivative financial instrument arrangements released deposits held by them as consequences of the unwinding of fuel-related derivatives and the reduction of the value of our fuel-related derivative financial instrument obligations. The amount of deposits received from counterparties, net of amounts paid to counterparties, aggregated $43.5 million during the three months ended March 31, 2009.

We used cash to increase other assets by $13.8 million and $4.2 million during the three months ended March 31, 2010 and 2009, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance, and prepaid distribution costs. Additionally, cash was provided as we decreased prepaid and stored fuel by $10.9 million during the three months ended March 31, 2010. During the three months ended March 31, 2009, cash was provided as we decreased prepaid and stored fuel by $6.3 million.

Investing activities during the three months ended March 31, 2010 used $5.8 million in cash compared to the $4.9 million provided during the similar period in 2009. Sales of available-for-sale securities are classified as investing activities. During the three months ended March 31, 2010 and 2009, we sold $1.7 million and $9.7 million of available-for-sale securities, respectively. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of the refunded deposits in the aircraft. During the three months ended March 31, 2010, we paid $2.5 million in deposits. During the three months ended March 31, 2009, we did not pay nor were we refunded any aircraft purchase deposits. During the three months ended March 31, 2010, we expended $5.0 million in cash for the acquisition of rotable parts, buyer-furnished equipment, and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchase of ground and computer equipment. During the three months ended March 31, 2009, we expended $6.7 million in cash for the acquisition of rotable parts, buyer-furnished equipment, and other property and equipment.

Financing activities used $136.3 million of cash during the three months ended March 31, 2010, compared to using cash of $19.1 million during the three months ended March 31, 2009.

During the three months ended March 31, 2010, we repaid $125.0 million under our revolving line of credit facility. Also during the three months ended March 31, 2010, we repaid $62.6 million of aircraft debt financing, including debt repaid in the refinancing of two B737 aircraft.

During the first quarter of 2010, we refinanced debt borrowed to acquire two B737 aircraft that were delivered to Airways in 2009. Under the refinancings, we repaid $49.0 million of existing aircraft indebtedness and borrowed $52.5 million of new aircraft debt. Each note issued is secured by a first mortgage on the B737 aircraft to which it relates. Each note has a stated maturity of 10 years and bears interest at a floating rate per annum above the three-month LIBOR in effect at the commencement of each three-month period.

In the first quarter of 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7.0% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the three months ended March 31, 2009, we repurchased $1.5 million of our 7.0% convertible notes resulting in a gain of $0.3 million. Repurchases pursuant to the Board's authorization may be effected, suspended or terminated at any time, or from time-to-time at the discretion of management or the Board without prior notice, and it is uncertain whether or not we will repurchase additional 7.0% convertible notes.

During the three months ended March 31, 2009, we borrowed $375 million and repaid $375 million under our revolving line of credit facility. Also during the three months ended March 31, 2009, we repaid $19.0 million of aircraft debt financing, including $4.4 million for repayments of pre-delivery deposit financing.

See ITEM 1. “FINANCIAL STATEMENTS (Unaudited) – Notes to Condensed Consolidated Financial Statements, Note 4 – Debt” for additional information regarding our outstanding debt.

Year 2010 Cash Requirements and Potential Sources of Liquidity

Our cash flows, for the remainder of 2010, will be impacted by a variety of factors including our operating results, payments of our debt and capital lease obligations, and capital expenditure requirements.

Expenditures for acquisition of property and equipment, other than aircraft and aircraft parts, are anticipated to be approximately $12 million during the remainder of 2010. Additionally, during the remainder of 2010, we currently have scheduled payments of $50 million related to aircraft purchase commitments. Payments of current maturities of existing debt and capital lease obligations are expected to aggregate $145 million during the remainder of 2010. The maturities of debt amount includes the $95.8 million assumed effect of all holders of our 7.0% convertible notes exercising their option to require us to repurchase the notes in July 2010.

We may need cash resources to fund increases in collateral provided to counterparties to our derivative financial arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us. We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of March 31, 2010, we provided counterparties with collateral aggregating $16.4 million.

Our agreement with our largest credit card processor now expires December 31, 2010. Each agreement with our two largest credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (a holdback). As of March 31, 2010, we were in compliance with our processing agreements and our two largest credit card processors were holding back no cash remittances from us. Our potential cash exposure to holdbacks by our largest two credit card processors, based on advance ticket sales as of March 31, 2010, was up to a maximum of $274.0 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of March 31, 2010, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us. While we may be subject to holdbacks in the future in accordance with the terms of our credit card processing agreements, based on our current liquidity and current forecast, we do not expect that our two largest credit card processors would be entitled to holdback cash amounts during the remainder of 2010.

We believe we have options available to meet our debt repayment, capital expenditure needs, and operating commitments; such options may include internally generated funds as well as various financing or leasing options, including the sale, lease, or sublease of our aircraft or other assets. Additionally, we have a $125 million revolving line of credit facility, under which no borrowings were outstanding as of either March 31, 2010 or April 19, 2010. However, our future financing options may be limited because our owned aircraft are pledged to the lenders that provided financing to acquire such aircraft, and we have pledged, directly or indirectly, a significant portion of our owned assets, other than aircraft and engines, to collateralize our obligations under our Credit Facility. The counterparty to the Credit Facility has agreed to release its lien on certain specified assets securing that facility in the event we seek to re-pledge those assets in order to secure a new financing so long as the aggregate collateral value of the assets pledged under the Credit Facility is at least equal to the amount then available under the Credit Facility.

We believe that our existing liquidity and forecasted 2010 cash flows will be sufficient to fund our operations and other financial obligations during the remainder of 2010. While we believe our 2010 forecast is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on the severity and duration thereof, have significant unfavorable impacts on our future cash flows. Such adverse events could include: significant increases in fuel prices for an extended period of time, significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions, or an increase in the percentage of advance ticket sales held back by our credit card processors.

Credit Facility

We have a combined letter of credit facility and a revolving line of credit facility. We generally refer to the combined letter of credit facility and revolving line of credit facility as a whole as the Credit Facility, and we generally refer to its components as the letter of credit facility and the revolving line of credit facility, respectively.

Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, until December 31, 2010, up to $125 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit for the benefit of one or more of our credit card processors. The total amount of outstanding letters of credit under the letter of credit facility plus the outstanding amount borrowed under the revolving line of credit facility is not permitted to exceed an aggregate of $175 million. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $405 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2009, we had $125 million in outstanding borrowings under the revolving line of credit facility. We had no borrowings outstanding under the revolving line of credit facility as of either March 31, 2010 or April 19, 2010. As of March 31, 2010, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million.

Aircraft Related Commitments, Financing Arrangements and Transactions

The table below summarizes, as of March 31, 2010, all aircraft scheduled for delivery to us:

Scheduled Firm Aircraft Deliveries B737
Remainder of 2010	-
2011	7
2012	8
2013	6
2014	12
2015	8
2016	10
Total	51

As of March 31, 2010, our aircraft purchase commitments for the remainder of 2010 and for the next five years and thereafter, in aggregate, are (in millions): 2010—$50; 2011—$270; 2012—$340; 2013—$260; 2014—$500; 2015—$340; and thereafter—$380. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have financing commitments from a lender to finance a majority of the acquisition price of two B737 aircraft scheduled for delivery to us in 2011. We have not yet arranged for aircraft financing for any of the other aircraft deliveries.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own improved operating performance in 2009, and our recent ability to refinance two B737 aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, other than those discussed below.

Market Risk-Sensitive Instruments and Positions

We are subject to certain market risks, including changes in interest rates and commodity prices (i.e., aircraft fuel). The adverse effects of changes in these markets pose a potential loss as discussed below. The sensitivity analyses do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the Notes to the Condensed Consolidated Financial Statements for additional information.

Interest Rates

We had approximately $657.8 million and $665.7 million of variable-rate debt as of March 31, 2010 and December 31, 2009, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest rate swap agreements. During the three months ended March 31, 2010, we entered into two interest-rate swap arrangements pertaining to $43.5 million notional amount of outstanding debt. The notional amount of the outstanding debt related to interest rate swaps at March 31, 2010 and December 31, 2009 was $483.3 and $447.0 million, respectively. These swaps expire between 2016 and 2020. The interest rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. As of March 31, 2010, the fair market value of our interest rate swaps was a liability of $15.3 million. If average interest rates increased by 100 basis points during 2010, as compared to 2009, our projected 2010 interest expense would increase by approximately $1.3 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2010 and 2009 represented 33.2 percent and 26.9 percent of our operating expenses, respectively.

We enter into fuel-related derivative financial instruments with financial institutions to reduce the ultimate variability of cash flows associated with fluctuations in jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. The financial accounting for fuel-related derivatives is discussed in ITEM 1. “FINANCIAL STATEMENTS (Unaudited) – Notes to Condensed Consolidated Financial Statements, Note 3 – Financial Instruments”.

We enter into various derivative financial instruments with financial institutions to seek to reduce the variability of the ultimate cash flows associated with fluctuations in jet fuel prices. From time to time, we enter into fuel-related swap and option derivative financial arrangements. We do not hold or issue derivative financial instruments for trading purposes. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel-related option arrangements may include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery-margin swap agreements pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of March 31, 2010, we were not required to provide counterparties to fuel-related derivative financial instruments with any collateral. Any collateral is classified as restricted cash, if the funds are held in our name. The collateral is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide collateral to counterparties, which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

In summary, our fuel-related derivative financial instruments impacted our financial statements for the three months ended March 31, 2010 as follows:

•
We recorded a non-operating net gain related to derivative financial instruments of $6.9 million during the three months ended March 31, 2010. During the three months ended March 31, 2010, we realized gains related to derivative financial instruments (not accounted for as hedges for accounting purposes) of $2.2 million.

•
As of March 31, 2010, the estimated fair value of our fuel-related derivative financial instruments was a net asset of $50.0 million. The fair value of our fuel-related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel-related derivatives.

As of March 31, 2010, we had entered into fuel-related option agreements which pertain to 130 million gallons or 45 percent of our projected April through December 2010 fuel requirements, 78 million gallons or 20 percent of our projected 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. As of March 31, 2010, we had no swap agreements. As of March 31, 2010, we did not have any outstanding refinery-margin swap agreements.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the remainder of 2010, before the impact of our derivative financial instruments, would increase approximately $7.3 million based on projected operations.

The (1) estimated total ultimate cash benefit (use) of our fuel-related derivatives scheduled to settle during the remainder of 2010 and (2) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $80 per barrel are estimated as follows at the specified crude per barrel prices (in millions, except per barrel amounts which are in dollars):

	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel-Related Derivative Financial Instruments Held as of March 31, 2010	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivative Financial Instruments) Compared to Jet Fuel Cost Based on Crude Oil of $80 per Barrel
Nine Months Ended December 31, 2010
Assumed average market crude price:
$ 60 per barrel	$(24.6)	$160.2
$ 80 per barrel	(6.6)	—
$ 100 per barrel	44.2	(160.2)

Notes:

1.
The total ultimate derivative financial instrument related cash amounts include all estimated payments and receipts during the period that the derivatives are outstanding. The ultimate cash benefit (use) includes any premiums paid to counterparties at the inception of the arrangements, any obligation for us to provide counterparties with collateral prior to final settlement, and the cash benefit or use at the time of final settlement. Any collateral held by counterparties at the time a derivative financial instrument settles reduces any cash required from us at time of settlement.

2.	As of March 31, 2010 and April 19, 2010, we had provided no collateral for fuel-related derivatives to counterparties.
3.	Changes in the refining margin may also impact the cost of jet fuel. The refining margin assumption included in the table above is 10% of the assumed average market crude price.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our controls and procedures were effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (Delta) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. Subsequent to the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; Las Vegas, Nevada; and Oakland, California. All of the cases were consolidated before a single judge in Atlanta. An amended complaint filed in February 2010 in the consolidated action broadened the allegations to add claims that Delta and AirTran also cut capacity on competitive routes and raised prices. The amended complaint seeks injunctive relief against a broad range of alleged anticompetitive activities and attorneys fees. AirTran denies all allegations of wrongdoing, including those in the amended complaint, and intends to defend vigorously any and all such allegations.

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

Information regarding risk factors appears in “MD&A — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We believe there have been no material changes from the risk factors previously disclosed in such Annual Report. You should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. In addition to risks and uncertainties inherent in forward looking statements contained in this Report on Form 10-Q, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed with this report:

(a)	Exhibit No.	Description
	3.1	Articles of Incorporation (1)
	3.2	Bylaws (As Amended and Restated on February 23, 2010) (2)
	31.1 -	Rule 13(a)-14 Certification of Chief Executive Officer
	31.2 -	Rule 13(a)-14 Certification of Principal Financial Officer
	32.1 -	Chief Executive Officer and Principal Financial Officer certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on March 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AirTran Holdings, Inc.
(Registrant)
Date: April 22, 2010	/s/ Arne G. Haak
Arne G. Haak Senior Vice President of Finance, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1	—	Articles of Incorporation (1)
3.2	—	Bylaws (As Amended and Restated on February 23, 2010) (2)
31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer
31.2	—	Rule 13(a)-14 Certification of Chief Financial Officer
32.1	—	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4, registration number 33-95232, filed with the Commission on August 1, 1995 and amendments thereto.
(2)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on March 1, 2010.