Form 10-Q
period 2010-06-30
AIRTRAN HOLDINGS INC
filed 2010-07-23
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒        No   ☐       N/A   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares of Common Stock outstanding as of the close of business on July 19, 2010: 135,421,111 par value $0.001

AIRTRAN HOLDINGS, INC.
Form 10-Q
For the Quarter Ended June 30, 2010

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations – Three and six months ended June 30, 2010 and 2009	1
	Condensed Consolidated Balance Sheets – June 30, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2010 and 2009	4
	Condensed Consolidated Statement of Stockholders’ Equity – Six months ended June 30, 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	43
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 5.	Other Information	45
Item 6.	Exhibits	45

	Signatures
	Exhibit Listing

Ex – 10.51 (Amendment No. 2 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of June 29, 2010, by and among Bank of Utah, not in its individual capacity, but solely as trustee, the Lender, and AirTran Airways, Inc., as Borrower)

	Ex – 31.1 (Exhibit 31.1 CEO Certification)
	Ex – 31.2 (Exhibit 31.2 CFO Certification)
	Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating Revenues:
Passenger	$634,061	$536,971	$1,175,765	$1,023,072
Other	66,496	66,682	129,933	122,536
Total operating revenues	700,557	603,653	1,305,698	1,145,608
Operating Expenses:
Aircraft fuel	228,881	159,903	429,049	292,773
Salaries, wages and benefits	131,310	122,784	261,411	240,732
Aircraft rent	60,565	60,558	121,146	120,989
Maintenance, materials and repairs	57,743	49,468	117,083	95,911
Distribution	29,051	25,019	54,412	45,234
Landing fees and other rents	42,484	37,365	78,956	71,149
Aircraft insurance and security services	5,718	5,244	11,650	10,316
Marketing and advertising	8,884	10,237	18,463	21,598
Depreciation and amortization	14,866	14,104	29,721	28,221
Loss on asset dispositions	—	2,384	—	3,306
Other operating	52,828	50,421	112,533	101,506
Total operating expenses	632,330	537,487	1,234,424	1,031,735
Operating Income	68,227	66,166	71,274	113,873
Other (Income) Expense:
Interest income	(613)	(699)	(1,140)	(1,377)
Interest expense	22,985	19,749	45,972	40,979
Capitalized interest	(522)	(725)	(1,033)	(1,065)
Net (gains) losses on derivative financial instruments	33,997	(27,335)	27,120	(28,225)
(Gain) on extinguishment of debt	—	(3,974)	—	(4,296)
Other (income) expense, net	55,847	(12,984)	70,919	6,016
Income Before Income Taxes	12,380	79,150	355	107,857
Income tax expense	—	712	—	712
Net Income	$12,380	$78,438	$355	$107,145
Earnings per Common Share
Basic	$0.09	$0.65	$0.00	$0.89
Diluted	$0.09	$0.56	$0.00	$0.78
Weighted-average Shares Outstanding
Basic	135,319	120,155	135,173	119,993
Diluted	172,729	149,113	135,577	149,220

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$535,346	$542,619
Short-term investments	—	1,663
Restricted cash	53,816	52,390
Deposits held by counterparties to derivative financial instruments	3,440	—
Accounts receivable, net	46,324	27,067
Spare parts, materials and supplies, net	19,264	16,133
Prepaid and stored fuel	32,077	34,338
Derivative financial instruments	16,399	47,037
Prepaid expenses and other current assets	38,213	31,970
Deferred income taxes	4,206	4,206
Total current assets	749,085	757,423
Property and Equipment:
Flight equipment	1,392,718	1,384,529
Less: Accumulated depreciation and amortization	(185,987)	(165,694)
	1,206,731	1,218,835
Purchase deposits for flight equipment	54,655	49,720
Other property and equipment	121,861	119,150
Less: Accumulated depreciation and amortization	(69,938)	(67,666)
	51,923	51,484
Total property and equipment	1,313,309	1,320,039
Other Assets:
Trademarks and trade names	21,567	21,567
Debt issuance costs	15,351	16,017
Prepaid aircraft rent	78,925	82,062
Derivative financial instruments	5,362	14,783
Other assets	73,572	72,281
Total Assets	$2,257,171	$2,284,172

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$43,627	$57,482
Accrued and other liabilities	170,127	145,174
Air traffic liability	332,505	226,891
Derivative financial instruments	17,622	14,903
Current maturities of capital lease obligations	2,908	1,085
Borrowing under revolving line of credit	—	125,000
Current maturities of long-term debt	151,771	156,004
Total current liabilities	718,560	726,539
Long-term capital lease obligations	17,165	14,806
Long-term debt	901,699	917,122
Other liabilities	110,829	111,760
Deferred income taxes	4,206	4,206
Derivative financial instruments	20,632	7,796
Commitments and Contingencies
Stockholders' Equity:
Preferred stock	—	—
Common stock	135	135
Additional paid-in capital	590,418	586,727
Accumulated deficit	(83,034)	(83,389)
Accumulated other comprehensive loss	(23,439)	(1,530)
Total stockholders' equity	484,080	501,943
Total Liabilities and Stockholders' Equity	$2,257,171	$2,284,172

 See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$355	$107,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,809	33,848
Amortization of deferred gains from sales/leaseback of aircraft	(2,620)	(2,573)
Amortization of debt discount	3,632	3,773
Provision for uncollectible accounts	398	384
Deferred income taxes	—	712
Loss on asset dispositions	451	3,131
Gain on debt extinguishment	—	(4,296)
Other	3,359	2,970
Changes in certain assets and liabilities:
Restricted cash	(1,426)	13,448
Derivative financial instruments	33,754	(93,728)
Accounts receivable	(19,655)	(8,140)
Spare parts, materials and supplies	(3,568)	(789)
Prepaid and stored fuel	2,261	(8,327)
Deposits held by counterparties to derivative financial instruments	(3,440)	48,820
Prepaid aircraft rent	3,119	(795)
Other assets	(11,765)	(5,864)
Accounts payable, accrued and other liabilities	9,818	(3,701)
Air traffic liability	105,614	23,969
Net cash provided by operating activities	155,096	109,987
Investing activities:
Sale of available-for-sale securities	1,696	12,472
Purchases of property and equipment	(9,380)	(11,215)
Return (payment) of aircraft purchase deposits, net	(4,935)	4,384
Other	—	2,155
Net cash provided by (used for) investing activities	(12,619)	7,796
Financing activities:
Issuance of long-term debt	51,845	—
Payments on long-term debt and capital lease obligations	(76,894)	(57,415)
Borrowings under revolving line of credit facility	—	645,000
Repayment of borrowings under revolving line of credit facility	(125,000)	(645,000)
Proceeds from issuance of stock for exercise of options and under employee stock purchase plan	658	1,091
Other	(359)	(205)
Net cash used for financing activities	(149,750)	(56,529)
Net change in cash and cash equivalents	(7,273)	61,254
Cash and cash equivalents at beginning of period	542,619	315,078
Cash and cash equivalents at end of period	$535,346	$376,332
Supplemental Disclosure of Cash Flow Activities:
Non-cash investing activities:
Acquisition under capital leases	$5,287	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2010	134,726	$135	$586,727	$(83,389)	$(1,530)	$501,943
Net income	—	—	—	355	—	355
Unrealized loss on derivative instruments, net of income taxes of $0 million	—	—	—	—	(21,861)	(21,861)
Other	—	—	—	—	(48)	(48)
Total comprehensive loss						(21,554)
Issuance of common stock for exercise of options	19	—	80	—	—	80
Stock-based compensation	559	—	3,060	—	—	3,060
Issuance of common stock under employee stock purchase plan	114	—	578	—	—	578
Other	—	—	(27)	—	—	(27)
Balance at June 30, 2010	135,418	$135	$590,418	$(83,034)	$(23,439)	$484,080

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

We manage our operations on a system-wide basis due to the interdependence of our route structure in the various markets we serve. Most of our revenues are earned in the United States. Because we offer only one service (i.e., air transportation), management has concluded that we only have one segment of business.

Business

Through AirTran Airways, we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), to 71 locations throughout the United States, Mexico, and the Caribbean. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

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

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the six months ended June 30, 2010 and 2009.

Note 2 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

We have agreed to purchase 51 B737 aircraft. During June 2010, we entered into amendments to our aircraft purchase agreements with The Boeing Company to defer delivery dates for nine B737 aircraft originally scheduled for delivery between 2011 and 2014 to delivery dates between 2015 and 2017.

During June 2010, we agreed to lease two used B717 aircraft for a term of 10 years commencing in 2011.

The table below summarizes, as of June 30, 2010, all scheduled aircraft fleet additions:

	B737 Aircraft Purchases	B717 Aircraft Leases	Total Aircraft Additions
Remainder of 2010	—	—	—
2011	4	2	6
2012	6	—	6
2013	6	—	6
2014	8	—	8
2015	12	—	12
2016	10	—	10
2017	5	—	5
Total	51	2	53

As of June 30, 2010, our aircraft purchase commitments for the remainder of 2010 and for the next five years and thereafter, in aggregate, are (in millions): 2010—$20; 2011—$140; 2012—$270; 2013—$280; 2014—$370; 2015—$510; and thereafter—$580. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have financing commitments from a lender to finance a majority of the acquisition price of two B737 aircraft scheduled for delivery to us in 2011 or 2012. We have not yet arranged for aircraft financing for any of the other aircraft deliveries.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own operating performance, and our recent ability to refinance two B737 aircraft.

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

Each agreement with our two largest credit card processors provides that a processor may holdback amounts that would otherwise be remitted to us in the event that a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our agreement with our largest credit card processor also provides that the processor may holdback amounts that would otherwise be remitted to us in the event that our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels. Should the processor be entitled in the future to withhold amounts that would otherwise be remitted to us, we retain the contractual right to eliminate or reduce the amounts withheld by providing the processor with letters of credit. As of June 30, 2010, a $50 million letter of credit had been issued under our letter of credit facility for the benefit of our largest credit card processor. Drawings may be made by the processor only if we do not satisfy our obligations to reimburse the processor for chargebacks.

As of June 30, 2010, we had advance ticket sales of $341.8 million related to all credit card sales, we were in compliance with our credit card processing agreements, and our two largest processors were holding back no cash remittances from us. Our maximum potential exposure to cash holdbacks by our two largest credit card processors, based upon advance ticket sales as of June 30, 2010, was $272.0 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of June 30, 2010, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us.

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

Restricted Cash and Letters of Credit

Restricted cash consists primarily of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, credit card holdbacks for advance ticket sales, derivative financial instruments, and cash escrowed for future interest payments. As of June 30, 2010, $17.2 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral, when applicable, is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty.

We have a letter of credit facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The letter of credit facility is supported by a variety of assets. As of June 30, 2010, no amount was drawn against the $50 million letter of credit.

Note 3 – Financial Instruments

The estimated fair value of financial instruments, excluding debt, approximates their financial statement carrying amount.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents and short-term investments in what we believe are high-credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available for sale securities. As of June 30, 2010, we had no short-term investments.

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

As of June 30, 2010, we had entered into fuel-related option agreements which pertain to 122 million gallons or 64 percent of our projected July through December 2010 fuel requirements, 169 million gallons or 43 percent of our projected 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. As of June 30, 2010, we had no swap agreements or refinery-margin swap agreements.

Realized and unrealized gains and losses on derivatives that are not designated as hedges for financial accounting purposes or that do not qualify for hedge accounting are recognized in Other (Income) Expense. In order to simplify the financial reporting for fuel-related derivatives, effective January 1, 2009, we ceased designating new fuel-related derivative financial instruments as accounting hedges. As of January 1, 2010, all of our fuel-related derivative financial instruments accounted for as hedges have expired and no additional amounts remain in Other Comprehensive Income (Loss) (“OCI”). For our fuel-related derivative financial instruments entered into prior to January 1, 2009, a substantial portion did not qualify to be accounted for as hedges. Consequently, a majority of the gains and losses on such fuel-related derivative financial instruments were classified as Other (Income) Expense based on changes in estimated fair value. Realized gains and losses on other fuel-related derivative financial instruments, previously designated as hedges for financial accounting purposes, were classified as a component of fuel expense.

We have interest-rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, we pay fixed rates between 2.95 percent and 5.085 percent and receive either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. During the six months ended June 30, 2010, we entered into three interest-rate swap arrangements pertaining to $65.0 million notional amount of outstanding debt. The notional amount of outstanding debt related to interest-rate swaps as of June 30, 2010 was $497.5 million. The primary objective for our use of interest-rate swaps is to reduce the impact of the volatility of interest rates on our operating results. These interest-rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in Other (Income) Expense, and the effective portion of the change in fair value is recorded as a component of OCI. The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings. The differences to be paid or received under the swap agreements are reflected as an adjustment to interest expense.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest-rate contracts	Current	$-	$-	$(13,519)	$(13,902)
Interest-rate contracts	Noncurrent	-	11,492	(19,045)	(7,796)
Jet fuel swaps and options	Current	-	147	-	(108)
Total		-	11,639	(32,564)	(21,806)

Derivatives not designated as hedging instruments
Crude swaps and options	Current	12,021	35,970	(916)	(833)
Crude swaps and options	Noncurrent	5,362	-	(1,587)	-
Heating oil options	Current	4,378	10,775	(3,187)	-
Heating oil options	Noncurrent	-	3,291	-	-
Other	Current	-	145	-	(60)
Total		21,761	50,181	(5,690)	(893)
Total derivatives		$21,761	$61,820	$(38,254)	$(22,699)

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

The following tables summarize the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (in thousands):

	For the Three Months Ended June 30,
	Effective Portion of Hedges					Ineffective Portion of Hedges
	(Gain) loss reclassified from OCI into income			(Gain) loss recognized in OCI		(Gain) loss recognized in Other (Income) Expense
	Location	2010	2009	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest-rate contracts	Interest expense	$129	$163	$17,112	$(13,839)	$–	$–
Jet fuel swaps and options	Aircraft fuel	–	2,032	–	(373)	–	57
		$129	$2,195	$17,112	$(14,212)	–	57

Derivatives not designated as hedging instruments						Net (gains) losses on derivative financial instruments recognized in Other (Income) Expense
Jet fuel options						–	(70)
Crude swaps and options						23,290	(26,958)
Heating oil options						10,707	–
Other						–	(364)
						33,997	(27,392)
Total net (gain) loss recognized as a component of Other (Income) Expense						$33,997	$(27,335)

	For the Six Months Ended June 30,
	Effective Portion of Hedges					Ineffective Portion of Hedges
	(Gain) loss reclassified from OCI into income			(Gain) loss recognized in OCI		(Gain) loss recognized in Other (Income) Expense
	Location	2010	2009	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest-rate contracts	Interest expense	$233	$381	$22,094	$(9,401)	$–	$–
Jet fuel swaps and options	Aircraft fuel	–	5,524	–	627	39	12
		$233	$5,905	$22,094	$(8,774)	39	12

Derivatives not designated as hedging instruments						Net (gains) losses on derivative financial instruments recognized in Other (Income) Expense
Jet fuel options						–	(471)
Crude swaps and options						13,067	(30,322)
Heating oil options						14,004	–
Other						10	2,556
						27,081	(28,237)
Total net (gain) loss recognized as a component of Other (Income) Expense						$27,120	$(28,225)

Based on fair values as of June 30, 2010, we do not expect to reclassify any material net (gains) losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. As of June 30, 2010, we provided the counterparties with collateral aggregating $25.1 million, of which $21.7 million was classified as restricted cash.

Note 4 –Debt

The components of debt were (in thousands):

	June 30, 2010	December 31, 2009
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 2.06 percent weighted-average interest rate as of June 30, 2010 (1)	$648,019	$665,694
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of June 30, 2010	49,208	52,901
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of June 30, 2010	75,908	76,708
7.0% convertible senior notes	95,835	95,835
5.5% convertible senior notes due 2015	69,500	69,500
5.25% convertible senior notes due 2016	115,000	115,000
Other	—	1,120
Total long-term debt	1,053,470	1,076,758
Less unamortized debt discount	—	(3,632)
	1,053,470	1,073,126
Less current maturities of long-term debt	(151,771)	(156,004)
Long-term debt less current maturities	$901,699	$917,122

Borrowing under revolving line of credit facility	$—	$125,000

(1)
The notional amount of outstanding floating-rate debt for which we have entered into interest-rate swap agreements at June 30, 2010 and December 31, 2009 was $497.5 million and $447.0 million, respectively. These swaps expire between 2016 and 2020. The interest-rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. Consequently, as of June 30, 2010, we had $497.5 million of floating rate debt (1.86% weighted average floating interest rate) for which we had entered into interest-rate swap agreements that effectively fixed interest rates on this debt (weighted average fixed interest rate of 5.01%).

As discussed below, we have a combined Credit Facility consisting of a letter of credit facility and a revolving line of credit facility.

Maturities of debt for the remainder of 2010 and for the next four years and thereafter, in aggregate, are (in millions): 2010-$124; 2011-$66; 2012-$63; 2013-$73; 2014-$72; thereafter-$655. As of June 30, 2010, no amounts were outstanding under the revolving line of credit facility. Holders of 94% of our 7.0% convertible notes aggregating $90.4 million principal amount exercised their right to require us to repurchase the notes in July 2010. We elected to pay the repurchase price in cash in July 2010. The $90.4 million principal of the 7.0% convertible notes which we were required to repurchase is included in the 2010 maturity amount and is classified as a current liability as of June 30, 2010. Maturities of debt for the remainder of 2010, excluding the repayment of the 7.0% convertible notes, aggregate $34.0 million.

As of June 30, 2010, the following assets served as collateral for outstanding debt:

• 	Assets (consisting primarily of flight equipment) with a net book value of $1.1 billion served as collateral for the B737 and B717 aircraft notes payable.

• 
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

Credit Facility

We have a combined secured letter of credit facility and a revolving line of credit facility. We refer to the combined letter of credit facility and revolving line of credit facility as the Credit Facility, and we refer to its components as the letter of credit facility and the revolving line of credit facility, respectively. The terms of the Credit Facility were amended effective July 1, 2010. The following discussion summarizes the terms of the amended Credit Facility.

We and the lender have agreed to extend the term of the Credit Facility to December 31, 2012 subject to our satisfaction of a condition precedent which the Company expects to satisfy prior to December 31, 2010. Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, up to $50 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit up to a maximum aggregate amount of $50 million for the benefit of one or more of our credit card processors. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $450 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2009, we had $125 million in outstanding borrowings under the revolving line of credit facility. We had no borrowings outstanding as of either June 30, 2010 or July 19, 2010. As of June 30, 2010, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million.

The aggregate of amounts borrowed and outstanding letters of credit under the Credit Facility is not permitted to exceed the estimated value of the collateral securing such facility. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising from tickets sold during the period of exposure to be covered by the letter of credit. Drawings may be made by the processor only if we do not satisfy our obligations to reimburse the credit card processor for chargebacks. A letter of credit issued under the letter of credit facility has never been drawn.

7.0% Convertible Notes

Holders of 94% of our 7.0% convertible notes, aggregating $90.4 million principal amount, exercised their right to require us to repurchase the notes in July 2010. We elected to pay the repurchase price in cash in July 2010.  An aggregate of $5.4 million of our 7.0% convertible notes remain outstanding.

Our 7.0% convertible notes bear interest at seven percent, payable semi-annually on January 1 and July 1. The 7.0% convertible notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equal an initial conversion price of approximately $11.12 per share. We may redeem the 7.0% convertible notes, in whole or in part, for cash, beginning July 5, 2010, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest. The holders of the 7.0% convertible notes have the right to require us to repurchase the notes on July 1, 2013 and 2018 at a repurchase price of 100 percent of principal amount plus any accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock, or in any combination of the two. If we elect to pay the repurchase price, in whole or in part in shares of our common stock, the number of shares to be delivered in exchange for the portion of the repurchase price to be paid in our common stock will be equal to that portion of the repurchase price divided by 97.5% of the closing sale price of our common stock for the five trading days ending on the third business day prior to the applicable repurchase date. If the holders of the 7.0% convertible notes require us to repurchase the notes, it is our policy to pay the repurchase price in cash.

We separately account for the debt and equity components of the 7.0% convertible notes in a manner that reflects our estimated non-convertible debt borrowing rate of 15% as of May 2003. The principal amount, unamortized discount, net carrying amount of the debt, and equity components are (in thousands):

	June 30, 2010	December 31, 2009
Principal amount	$95,835	$95,835
Unamortized discount	—	(3,567)
Net carrying amount	$95,835	$92,268
Additional paid-in capital, net of tax	$26,441	$26,441

We recorded contractual interest expense of $1.7 million and $3.4 million for the three and six months ended June 30, 2010, respectively, and $1.7 million and $3.9 million for the three and six months ended June 30, 2009, respectively. We also recorded interest expense related to debt discount amortization of $1.8 million and $3.6 million for the three and six months ended June 30, 2010, respectively and $1.7 million and $3.7 million for the three and six months ended June 30, 2009, respectively. At June 30, 2010, the discount had been fully amortized.

In 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7.0% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the six months ended June 30, 2009, we repurchased $29.2 million of our 7.0% convertible notes resulting in a gain of $4.3 million classified as Other (Income) Expense.

Note 5 - Fair Value Measurements

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

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models)

Assets (liabilities) measured at fair value on a recurring basis during the period were as follows (in thousands):

	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$535,346	$535,346	$—	$—	Market
Interest rate derivatives, net	(32,564)	—	(32,564)	—	Market
Fuel derivatives, net	16,071	—	—	16,071	Market

The financial statement carrying amounts and estimated fair values of our debt at June 30, 2010 were as follows (in thousands):

	Carrying Value	Estimated Fair Value
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 2.06 percent weighted-average interest rate as of June 30, 2010	$648,019	$531,329
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of June 30, 2010	49,208	45,661
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of June 30, 2010	75,908	71,761
7.0% convertible notes	95,835	95,835
5.5% convertible senior notes due 2015	69,500	103,377
5.25% convertible senior notes due 2016	115,000	120,624
	$1,053,470	$968,587

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

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2010 through June 30, 2010 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel-related derivative asset (liability):
Balance at January 1, 2010	$49,327
Total realized and unrealized gains (losses):
Included in earnings	(27,120)
Included in other comprehensive income	—
Purchases, issuances, and settlements	(6,136)
Balance at June 30, 2010	$16,071

The amount of total gains (losses) for the six months ended June 30, 2010, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30, 2010	$(25,692)

Note 6 – Income Taxes

We reported income before income taxes during the three and six months ended June 30, 2010; however, we did not recognize income tax expense because the tax effect of the pre-tax income was offset by a corresponding decrease in the valuation allowance. Our effective rate was 0.9 percent and 0.7 percent for the three and six months ended June 30, 2009. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent state composite statutory rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses in recent years. Therefore, we are required to provide a valuation allowance for our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. As of June 30, 2010, we had recorded a $4.1 million valuation allowance applicable to our net deferred tax assets and our deferred tax assets net of the valuation allowance equaled our gross deferred tax liabilities. During the three months ended June 30, 2009, we recognized $0.7 million of income tax expense related to our repurchase of our 7% convertible notes. Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
NUMERATOR:
Net income available to common stockholders	$12,380	$78,438	$355	$107,145
Plus income effect of assumed-conversion interest on 7.0% convertible debt	—	3,448	—	7,664
Plus income effect of assumed-conversion interest on 5.5% convertible notes	956	956	—	1,911
Plus income effect of assumed-conversion interest on 5.25% convertible notes	1,509	n/a	—	n/a
Income after assumed conversion, diluted	$14,845	$82,842	$355	$116,720
DENOMINATOR:
Weighted-average shares outstanding, basic	135,319	120,155	135,173	119,993
Effect of 7.0% convertible notes	—	8,981	—	10,110
Effect of 5.5% convertible notes	18,099	18,099	—	18,099
Effect of 5.25% convertible notes	18,865	n/a	—	n/a
Effect of dilutive stock options	103	171	90	88
Effect of dilutive restricted shares	343	418	314	286
Effect of warrants to purchase common stock	n/a	1,289	n/a	644
Adjusted weighted-average shares outstanding, diluted	172,729	149,113	135,577	149,220
Basic earnings per common share	$0.09	$0.65	$0.00	$0.89
Diluted earnings per common share	$0.09	$0.56	$0.00	$0.78
             n/a – not applicable because the security was not outstanding during the period

Excluded from the diluted earnings per share calculation for the three months ended June 30, 2010 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2010 totaling 12.6 million shares: 8.6 million shares related to our 7.0% convertible notes that would have been issuable upon conversion because the effect of including these shares would have been anti-dilutive for the period; 1.9 million shares related to our outstanding stock options; and 2.1 million shares related to our unvested restricted stock and unvested performance share awards.

Excluded from the diluted earnings per share calculation for the six months ended June 30, 2010 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2010 totaling 49.7 million shares: 8.6 million shares related to our 7.0% convertible notes that would have been issuable upon conversion; 18.1 million shares related to our 5.5% convertible notes that are issuable upon conversion; 18.9 million shares related to our 5.25% convertible notes that are issuable upon conversion; 1.9 million shares related to our outstanding stock options; and 2.2 million shares related to our unvested restricted stock and unvested performance share awards.

Excluded from the diluted earnings per share calculations for the three months ended June 30, 2009 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2009 totaling 3.5 million shares: 1.9 million shares related to our outstanding stock options; and 1.6 million shares related to our unvested restricted stock and unvested performance share awards. The 5.25% convertible notes were issued in the fourth quarter of 2009.

Excluded from the diluted earnings per share calculations for the six months ended June 30, 2009 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2009 totaling 3.7 million shares: 2.0 million shares related to our outstanding stock options; and 1.7 million shares related to our unvested restricted stock and unvested performance share awards. The 5.25% convertible notes were issued in the fourth quarter of 2009.

Note 8 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of Accumulated other comprehensive income (loss) are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Post-employment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2010	$(4,499)	$2,969	$(1,530)
Changes in fair value, net of income taxes	(22,094)	—	(22,094)
Reclassification to earnings, net of income taxes	233	(48)	185
Balance at June 30, 2010	$(26,360)	$2,921	$(23,439)

Balance at January 1, 2009	$(25,569)	$(191)	$(25,760)
Changes in fair value, net of income taxes	8,774	—	8,774
Reclassification to earnings, net of income taxes	5,905	38	5,943
Balance at June 30, 2009	$(10,890)	$(153)	$(11,043)

Total comprehensive income (loss) was $(4.7) million and $(21.6) million for the three and six months ended June 30, 2010, respectively, and $94.9 million and $121.9 million for the three and six months ended June 30, 2009, respectively.

Note 9 – Stock Option Awards and Restricted Stock Awards

Restricted stock awards, market-based (performance stock) awards, and stock options have been granted to certain of our officers, directors and key employees. Restricted stock awards are grants of shares of our common stock, which typically vest over time (generally three years). Our market-based awards are grants of our common stock that vest, if at all, at the end of the specified performance period (currently three years) in amounts that are largely dependent on the achievement of specified goals which are expressed in terms of threshold, target, and maximum award achievement levels. During the first six months of 2010 and 2009, we granted restricted stock awards for approximately 619,000 and 664,000 shares, respectively, and approximately 633,000 and 528,000 shares, respectively, of restricted stock vested. During the first six months of 2010 and 2009, we granted market-based awards for up to 640,006 and 360,360 shares, respectively, of our common stock. The estimated fair value of the market-based share awards at the date of grant will be recognized ratably as compensation expense over the three-year service period. No stock options were granted in either period.

Compensation expense for our restricted stock grants was $1.4 million and $2.9 million during the three and six months ended June 30, 2010, respectively, and $1.4 million and $2.9 million during the three and six months ended June 30, 2009, respectively. As of June 30, 2010, we have $5.9 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.5 million restricted shares which were outstanding at such date, but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts. As shares vest, restricted shares are transferred to common shares.

Compensation expense for our performance stock awards was $0.3 million and $0.5 million during the three and six months ended June 30, 2010, respectively, and $0.1 million and $0.1 million during the three and six months ended June 30, 2009, respectively. As of June 30, 2010, we have $2.1 million in total unrecognized future compensation expense that will be recognized over the next two years relating to awards for up to approximately 1.0 million performance stock awards which were outstanding at such date, but which had not yet vested.

As of June 30, 2010, options to purchase 2.0 million shares of common stock, at exercise prices between $3.90 and $13.80 per share were outstanding. All outstanding options to purchase common shares were exercisable as of June 30, 2010.

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

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. As of July 19, 2010, we operated 86 Boeing B717-200 aircraft (B717) and 52 Boeing B737-700 aircraft (B737) offering approximately 730 scheduled flights per day to 71 locations in the United States, including San Juan, Puerto Rico; as well as to Cancun, Mexico; Montego Bay, Jamaica; Nassau, The Bahamas; and Orangestad, Aruba. The traditional elements of our success include: competitive fares; superior service; an attractive network; product value; low unit costs; adaptability; flexibility; innovation; and the enthusiasm and skills of our employees.

Key Initiatives to Respond to High Fuel Costs and Weak Economic Conditions

Prior to 2008, we positioned ourselves as a growth airline. In 2008, to respond to the challenges of a volatile fuel cost environment, a weak macroeconomic environment, and adverse capital market conditions, we recast our plans which resulted in a more conservative growth plan.

By adjusting our business strategy, implementing and managing ancillary fees, controlling employment levels, and reducing other capital expenditures, we positioned AirTran to more effectively deal with a volatile fuel-cost environment and reduced demand for air travel due to weak macroeconomic conditions. As a result of our actions, our capacity growth slowed to 4.9 percent in 2008, and we reduced capacity by 2.2 percent in 2009. During 2009, we continued to develop and diversify our route network by: substantially increasing our presence in Orlando, Baltimore, and Milwaukee; initiating service to seven domestic locations; and initiating service to three international destinations.

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

In 2010, we are continuing to develop and diversify our route network. During the six months ended June 30, 2010, we commenced service to six new destinations. Additionally, in the first quarter of 2010, SkyWest Airlines Inc., with whom we have a marketing agreement to support our Milwaukee hub, expanded its presence in Milwaukee. Under this agreement, SkyWest Airlines now offers regional jet service between Milwaukee and six destinations. We, together with our marketing partner, currently serve 23 non-stop destinations to and from Milwaukee.

Second Quarter 2010 Operating Results

Our second quarter 2010 operating income increased by $2.1 million compared to the second quarter of 2009, as the favorable impact of an increase in our total unit revenue exceeded the unfavorable impact of the 37.2 percent increase in our average cost of jet fuel per gallon. Our total operating revenue increased $96.9 million to $700.6 million. The increase in our total operating revenue was driven by a 4.9 percent increase in capacity (as measured by available seat miles) and a 10.7 percent increase in total revenue per available seat mile to 11.19 cents. The increase in our average cost of jet fuel per gallon resulted in a $62.2 million increase in our aircraft fuel expense during the second quarter of 2010 compared to what fuel expense would have been had jet fuel prices been at the average level we experienced during the second quarter of 2009.

Due largely to net losses on derivative financial instruments, our net income for the three months ended June 30, 2010 was unfavorable compared to the analogous period in 2009. During the second quarter 2010, we reported operating income of $68.2 million, net income of $12.4 million, and diluted earnings per common share of $0.09. Included in our second quarter 2010 results is a non-operating loss on derivative financial instruments of $34.0 million. The non-operating loss on derivative financial instruments was largely attributable to unrealized declines in the fair value of our fuel-related derivative assets. During the three months ended June 30, 2009, we reported operating income of $66.2 million, net income of $78.4 million, and diluted earnings per common share of $0.56. Included in our second quarter 2009 results is a non-operating gain on derivative financial instruments of $27.3 million and a non-operating gain on extinguishment of debt of $4.0 million.

2010 Year to Date Accomplishments

In January 2010, AirTran Airways was awarded the prestigious 2009 Market Leadership Award from a leading industry publication, Air Transport World, for AirTran’s innovative combination of low-cost, high-quality service and response to the global financial crisis.

In April 2010, AirTran Airways was selected as the top low-cost carrier for the third consecutive year in the prestigious Airline Quality Rating (AQR). Our rating is the highest of all low-cost carriers and significantly higher than our legacy airline competitors. This independent rating is conducted by professors at Purdue University’s Department of Aviation Technology and the W. Frank Barton School of Business at Wichita State University. The AQR evaluates airlines in four major areas: on-time performance, denied boardings, mishandled baggage, and customer complaints.

During July 2010, we repurchased $90.4 million of our 7.0% convertible notes pursuant to the terms of such notes. The repurchase price was paid in cash.

During the first six months of 2010, we also:

•	Carried 12.1 million revenue passengers;

•	Initiated service to Des Moines, Iowa; Grand Rapids, Michigan; Huntsville/Decatur, Alabama; Lexington, Kentucky; Tunica, Mississippi and Montego Bay, Jamaica;

•	Launched 23 other new non-stop routes;

•	Completed a four year collective bargaining agreement with our dispatchers, who are represented by the Transport Workers Union;

•
Opened pilot and flight attendant crew bases in Milwaukee, Wisconsin. The opening of the bases allows us to continue to expand our operations at General Mitchell International Airport, a key strategic location in the Midwest for us;

•	Were chosen as the SmarterTravel Editors’ Choice for Best Value Airline in 2010;

•	Announced that our in-flight publication, Go magazine, had been honored by the North American Travel Journalists Association for being the best in-flight magazine in 2009;

•	Partnered with American Express OPEN™ and the OPEN Savings™ program whereby American Express OPEN card holders are eligible for a discount on all of our more than 700 daily flights;

•	Unveiled two new special livery Boeing 717 aircraft highlighting our partnership with the Milwaukee Brewers and the Wizarding World of Harry Potter at Universal Studios Orlando; and

•	Successfully transitioned to a new, state-of-the-art System Operations Control Center in Orlando. This new, 16,000-square foot facility serves as the 24-hour command center for our airline operations.

2010 Outlook

We expect to face challenges during the remainder of 2010. Managing costs and increasing unit revenues in the face of volatile fuel costs and a slow economic recovery will continue to be a primary focus. Fuel prices remain volatile and may again increase during the remainder of 2010. While we have been able to effectively manage costs and increase unit revenues, the pace and extent of the continuing recovery and growth of airline industry revenue are uncertain in the context of improving but still generally unfavorable macroeconomic conditions.

Our pilots’ collective bargaining agreement became amendable in 2005 and is currently in mediation. Our flight attendants’ collective bargaining agreement became amendable in December 2008 and is currently the subject of negotiation. The impact on our operating results of any new collective bargaining agreements is not known.

Compared to the analogous period of 2009, we expect our capacity, as measured by available seat miles (ASMs), to increase approximately one percent for the third quarter. We also expect our third quarter passenger revenue per ASM and total revenue per ASM to increase by 14.5 to 16.5 percent and 12.5 to 14.5 percent, respectively, compared to the third quarter of 2009. We project our unit non-fuel costs per ASM to increase by four to five percent for the third quarter and for 2010 as a whole.

We anticipate that our 2010 non-fuel unit operating costs will increase due to: increases in aircraft maintenance costs, higher employee compensation costs due to higher wage rates attributable to higher average employee seniority and wage scales, increased revenue related costs, and higher airport rents and landing fees. We expect our aircraft maintenance costs to increase due to the aging of each of our aircraft types.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

The table below sets forth selected financial and operating data for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Percentage Increase (Decrease)
	2010		2009
Revenue passengers	6,534,974		6,208,390		5.3
Revenue passenger miles (RPM) (000s) (1)	5,201,339		4,818,428		7.9
Available seat miles (ASM) (000s) (2)	6,258,635		5,968,902		4.9
Passenger load factor (3)	83.1 percent		80.7 percent		2.4	pts
Departures	65,186		64,058		1.8
Average aircraft stage length (miles) (4)	765		743		3.0
Average fare (excluding transportation taxes) (5)	$97.03		$86.49		12.2
Average yield per RPM (6)	12.19	¢	11.14	¢	9.4
Passenger revenue per ASM (RASM) (7)	10.13	¢	9.00	¢	12.6
Total revenue per ASM (TRASM) (8)	11.19	¢	10.11	¢	10.7
Operating cost per ASM (CASM) (9)	10.10	¢	9.00	¢	12.2
Non-fuel operating cost per ASM (10)	6.45	¢	6.33	¢	1.9
Average cost of aircraft fuel per gallon (11)	$2.36		$1.72		37.2
Gallons of fuel burned (000’s)	97,127		92,813		4.6
Operating aircraft in fleet at end of period	138		136		1.5
Completion factor (12)	99.5 percent		99.3 percent		0.2	pts
Average daily utilization (hours: minutes) (13)	11:18		11:12		0.9
Full-time equivalent employees at end of period	8,083		8,200		(1.4)

	Six Months Ended June 30,				Percentage Increase (Decrease)
	2010		2009
Revenue passengers	12,061,382		11,553,073		4.4
Revenue passenger miles (RPM) (000s) (1)	9,592,140		8,904,609		7.7
Available seat miles (ASM) (000s) (2)	11,943,095		11,327,284		5.4
Passenger load factor (3)	80.3 percent		78.6 percent		1.7	pts
Departures	125,152		123,017		1.7
Average aircraft stage length (miles) (4)	761		735		3.5
Average fare (excluding transportation taxes) (5)	$97.48		$88.55		10.1
Average yield per RPM (6)	12.26	¢	11.49	¢	6.7
Passenger revenue per ASM (RASM) (7)	9.84	¢	9.03	¢	9.0
Total revenue per ASM (TRASM) (8)	10.93	¢	10.11	¢	8.1
Operating cost per ASM (CASM) (9)	10.34	¢	9.11	¢	13.5
Non-fuel operating cost per ASM (10)	6.74	¢	6.52	¢	3.4
Average cost of aircraft fuel per gallon (11)	$2.32		$1.66		39.8
Gallons of fuel burned (000’s)	185,163		176,166		5.1
Operating aircraft in fleet at end of period	138		136		1.5
Completion factor (12)	98.5 percent		99.2 percent		(0.7	) pts
Average daily utilization (hours: minutes) (13)	11:06		10:54		1.8
Full-time equivalent employees at end of period	8,083		8,200		(1.4)

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Total aircraft miles flown divided by departures
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
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
(13)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended June 30, 2010 and 2009

Summary

Our second quarter 2010 operating income increased by $2.1 million compared to the second quarter of 2009, as the favorable impact of an increase in our total unit revenue exceeded the unfavorable impact of the 37.2 percent increase in our average cost of jet fuel per gallon.

Due largely to net losses on derivative financial instruments, our net income for the three months ended June 30, 2010 was unfavorable compared to the analogous period in 2009. During the second quarter 2010, we reported operating income of $68.2 million, net income of $12.4 million, and diluted earnings per common share of $0.09. Included in our second quarter 2010 results is a non-operating loss on derivative financial instruments of $34.0 million. The non-operating loss on derivative financial instruments was largely attributable to unrealized declines in the fair value of our fuel-related derivative assets. During the three months ended June 30, 2009, we reported operating income of $66.2 million, net income of $78.4 million, and diluted earnings per common share of $0.56. Included in our second quarter 2009 results is a non-operating gain on derivative financial instruments of $27.3 million and a non-operating gain on extinguishment of debt of $4.0 million.

Operating Revenues

Our operating revenues for the three months ended June 30, 2010, increased $96.9 million (16.1 percent) due to the net impact of a $97.1 million increase in passenger revenues and a $0.2 million decrease in other revenues compared to the three months ended June 30, 2009. We were able to increase our total unit revenue in the context of improving but still generally unfavorable macroeconomic conditions. Our total revenue per available seat mile for the second quarter of 2010 was 11.19 cents, an increase of 10.7 percent compared to the second quarter of 2009.

The $97.1 million (18.1 percent) increase in passenger revenue was due to increased capacity, traffic, and yield. During the three months ended June 30, 2010, we increased our capacity by 4.9 percent compared to the three months ended June 30, 2009. The increase in capacity was attributable to two B737 aircraft added to our fleet during the third quarter of 2009. The increased capacity coupled with a 7.9 percent increase in revenue passenger miles produced an average passenger load factor of 83.1 percent, which was a 2.4 percentage point increase compared to the three months ended June 30, 2009. Our average fare was $97.03, 12.2 percent higher than the analogous period in 2009. The increase in average fare was attributable to changes in our network routes and improved air travel demand. During the three months ended June 30, 2010, our average length of passenger haul increased 2.6 percent; an increase in average length of passenger haul tends to increase average fare and reduce average yield. Nonetheless, our average yield per revenue passenger mile increased 9.4 percent versus 2009 to 12.19 cents.

Other revenues for the three months ended June 30, 2010, decreased $0.2 million (0.3 percent) compared to the three months ended June 30, 2009. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, preferred seat assignments and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the three months ended June 30, 2010, increased $94.8 million (17.6 percent) and increased 12.2 percent on a unit cost basis, as measured by operating cost per ASM (CASM) compared to the three months ended June 30, 2009. Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the three months ended June 30, 2010. The increase in total operating costs per ASM was the composite result of a 36.6 percent increase in fuel cost per ASM and a 1.9 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table summarizes our unit costs, as defined by CASM, for the indicated periods:

	Three Months Ended June 30,				Percent Increase
	2010		2009		(Decrease)
Aircraft fuel	3.66	¢	2.68	¢	36.6
Salaries, wages and benefits	2.10		2.06		1.9
Aircraft rent	0.97		1.01		(4.0)
Maintenance, materials and repairs	0.92		0.83		10.8
Distribution	0.46		0.42		9.5
Landing fees and other rents	0.68		0.63		7.9
Aircraft insurance and security services	0.09		0.09		—
Marketing and advertising	0.14		0.17		(17.6)
Depreciation and amortization	0.24		0.24		—
Loss on asset dispositions	—		0.04		(100.0)
Other operating	0.84		0.83		1.2
Total CASM	10.10	¢	9.00	¢	12.2

Aircraft fuel increased 36.6 percent on a cost per ASM basis because jet fuel cost per gallon increased. For the three months ended June 30, 2010, our average fuel cost per gallon, including taxes and into-plane fees, increased 37.2 percent from $1.72 during the second quarter of 2009 to $2.36 during the second quarter of 2010. The increase in the average cost of jet fuel per gallon resulted in a $62.2 million increase in our aircraft fuel expense during the three months ended June 30, 2010 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the three months ended June 30, 2009.

Maintenance, materials and repairs expense increased 10.8 percent on a cost per ASM basis primarily due to the aging of our aircraft fleet.

Distribution expense increased 9.5 percent on a cost per ASM basis primarily due to higher credit card commissions and fees paid to global distribution systems and participants in other distribution channels. Credit card commissions increased in large part due to increased unit revenue. Fees paid increased because there was a modest increase in tickets sold via global distribution systems and other channels.

Landing fees and other rents increased 7.9 percent on a cost per ASM basis primarily due to increased landing fees, higher rental rates at various airports for gate and certain terminal space, and increases in our share of gate and terminal space at certain airports.

Marketing and advertising costs decreased 17.6 percent on a cost per ASM basis due to planned decreases in advertising and other marketing costs.

Other (Income) Expense

Other (income) expense, net was $55.8 million expense, net for the three months ended June 30, 2010 compared to ($13.0) million income, net for the three months ended June 30, 2009. Other (income) expense, net includes: interest income; interest expense; capitalized interest; net (gains) losses on derivative financial instruments; and (gain) on extinguishment of debt.

Interest expense, including amortization of debt discount and debt issuance costs, increased by $3.2 million from the three months ended June 30, 2009 to $23.0 million for the three months ended June 30, 2010. The increase was due to the following: interest on our 5.25% convertible senior notes issued in October 2009; two new aircraft notes related to aircraft delivered in September 2009; three new interest-rate swap agreements; and interest associated with our Credit Facility.

We reported net losses on derivative financial instruments of $34.0 million for the three months ended June 30, 2010, compared to net (gains) of ($27.3) million for the three months ended June 30, 2009. Net (gains) losses on derivative financial instruments consist primarily of realized and unrealized gains and losses on fuel-related derivatives which were not designated as hedges for financial accounting purposes. The fuel-related derivative financial instrument losses for the three months ended June 30, 2010 were largely unrealized and resulted in a reduction of the financial statement carrying value of our fuel-related derivative assets.

During the three months ended June 30, 2009, we repurchased $27.7 million of our 7.0% convertible notes resulting in a gain of $4.0 million.

Income Tax Expense

We reported income before income taxes during the three months ended June 30, 2010; however, we did not recognize income tax expense because the tax effect of the pre-tax income was offset by a corresponding decrease in the valuation allowance. Our effective rate was 0.9 percent for the three months ended June 30, 2009. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent state composite statutory rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including a portion of the deferred tax asset associated with loss carryforwards) through the reversal of existing temporary differences. However, we have determined that it is more likely than not that our deferred tax assets in excess of our deferred tax liabilities will not ultimately be realized, in part due to our cumulative losses in recent years, and that we are therefore required to provide a valuation allowance on our deferred tax assets in excess of our deferred tax liabilities. As a result, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. We reported income before income taxes during the three and six-month periods ended June 30, 2010 and June 30, 2009; however, we did not recognize material tax expense in any period due to reductions in the valuation allowance which largely offset income tax expense for the periods. During the three months ended June 30, 2009, we recognized $0.7 million of income tax expense related to our repurchase of our 7% convertible notes.

Regardless of the financial accounting for income taxes, our net operating loss carryforwards are currently available for use on our income tax returns to offset future taxable income.

For the six months ended June 30, 2010 and 2009

Summary

During the six months ended June 30, 2010, we reported operating income of $71.3 million, net income of $0.4 million, and diluted earnings per common share of $0. Included in our results is a non-operating loss on derivative financial instruments of $27.1 million. Due to an increase in average jet fuel prices, higher non-fuel unit operating costs, and cancelled flights due to adverse winter weather, our operating income for the first six months of 2010 was unfavorable compared to the first six months of 2009 despite an increase in average unit revenue. During the six months ended June 30, 2009, we reported operating income of $113.9 million, net income of $107.1 million, and diluted earnings per common share of $0.78. Included in our operating results for the six months ended June 30, 2009 is a non-operating gain on derivative financial instruments of $28.2 million and a non-operating gain on extinguishment of debt of $4.3 million.

Operating Revenues

Our operating revenues for the six months ended June 30, 2010 increased $160.1 million (14.0 percent) due to the effects of a $152.7 million increase in passenger revenues and a $7.4 million increase in other revenues compared to the six months ended June 30, 2009. We were able to increase our total unit revenue in the context of improving but still generally unfavorable macroeconomic conditions. Our total revenue per available seat mile for the first six months of 2010 was 10.93 cents, an increase of 8.1 percent compared to the first six months of 2009.

The $152.7 million (14.9 percent) increase in passenger revenue was due to increased capacity, traffic, and yield. During the six months ended June 30, 2010, we increased our capacity by 5.4 percent compared to the six months ended June 30, 2009. The increase in capacity was attributable to two B737 aircraft added to our fleet during the third quarter of 2009. The increased capacity coupled with a 7.7 percent increase in revenue passenger miles produced an average passenger load factor of 80.3 percent, which was a 1.7 percentage point increase compared to the six months ended June 30, 2009. Our average fare was $97.48, which was 10.1 percent higher than the analogous period in 2009. The increase in average fare was attributable to changes in our network routes and improved air travel demand. During the six months ended June 30, 2010, our average length of passenger haul increased 3.2 percent; an increase in average length of passenger haul tends to increase average fare and reduce average yield. Nonetheless, our average yield per revenue passenger mile increased 6.7 percent versus 2009 to 12.26 cents.

Our operating performance was adversely affected by unusually severe weather during January and February 2010. We estimate that the severe weather adversely impacted our operating revenues by more than $10 million.

Other revenues for the six months ended June 30, 2010, increased $7.4 million (6.0 percent) compared to the six months ended June 30, 2009. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, preferred seat assignments and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the six months ended June 30, 2010, increased $202.7 million (19.6 percent) and increased 13.5 percent on a unit cost basis, as measured by operating cost per ASM (CASM). Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the six months ended June 30, 2010. The increase in total operating costs per ASM was the composite result of a 39.1 percent increase in fuel cost per ASM and a 3.4 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table summarizes our unit costs, as defined by CASM, for the indicated periods:

	Six Months Ended June 30,				Percent Increase
	2010		2009		(Decrease)
Aircraft fuel	3.59	¢	2.58	¢	39.1
Salaries, wages and benefits	2.19		2.13		2.8
Aircraft rent	1.02		1.07		(4.7)
Maintenance, materials and repairs	0.98		0.85		15.3
Distribution	0.46		0.40		15.0
Landing fees and other rents	0.66		0.63		4.8
Aircraft insurance and security services	0.10		0.09		11.1
Marketing and advertising	0.15		0.19		(21.1)
Depreciation and amortization	0.25		0.25		—
Loss on asset dispositions	—		0.03		(100.0)
Other operating	0.94		0.89		5.6
Total CASM	10.34	¢	9.11	¢	13.5

Aircraft fuel increased 39.1 percent on a cost per ASM basis because jet fuel cost per gallon increased. For the six months ended June 30, 2010, our average fuel cost per gallon, including taxes and into-plane fees, increased 39.8 percent from $1.66 during the six months ended June 30, 2009 to $2.32 during the analogous period of 2010. The increase in the average cost of jet fuel per gallon resulted in a $122.2 million increase in our aircraft fuel expense during the six months ended June 30, 2010 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the six months ended June 30, 2009.

Maintenance, materials and repairs expense increased 15.3 percent on a cost per ASM basis primarily due to the aging of our aircraft fleet.

Distribution expense increased 15.0 percent on a cost per ASM basis primarily due to higher credit card commissions and fees paid to global distribution systems and participants in other distribution channels. Credit card commissions increased in large part due to increased unit revenue. Fees paid increased because there was a modest increase in tickets sold via global distribution systems and other channels.

Aircraft insurance and security services expense increased 11.1 percent on a cost per ASM basis due to increased cost of security services and an increase in hull and liability insurance rates.

Marketing and advertising costs decreased 21.1 percent on a cost per ASM basis due to planned decreases in advertising and other marketing costs.

Other operating expense increased 5.6 percent on a cost per ASM basis primarily due to increases in ground handling, contracted services costs, and professional fees.

Other (Income) Expense

Other (income) expense, net increased by $64.9 million to $70.9 million expense, net for the six months ended June 30, 2010 compared to $6.0 million expense, net for the six months ended June 30, 2009. Other (income) expense, net includes: interest income; interest expense; capitalized interest; net (gains) losses on derivative financial instruments; and (gain) on extinguishment of debt.

Interest expense, including amortization of debt discount and debt issuance costs, increased by $5.0 million from the six months ended June 30, 2009 to $46.0 million for the six months ended June 30, 2010. The increase was due to the following: interest on our 5.25% convertible senior notes issued in October 2009; two new aircraft notes related to aircraft delivered in September 2009; three new interest-rate swap agreements; and interest associated with our Credit Facility.

We reported net losses on derivative financial instruments of $27.1 million for the six months ended June 30, 2010, compared to net (gains) of ($28.2) million for the six months ended June 30, 2009. Net (gains) losses on derivative financial instruments consist primarily of realized and unrealized gains and losses on fuel-related derivatives which were not designated as hedges for financial accounting purposes. The fuel-related derivative financial instrument losses for the six months ended June 30, 2010 were largely unrealized and resulted in a reduction of the financial statement carrying value of our fuel-related derivative assets.

During the six months ended June 30, 2009, we repurchased $29.2 million of our 7.0% convertible notes resulting in a gain of $4.3 million.

Income Tax Expense

We reported income before income taxes during the six months ended June 30, 2010; however, we did not recognize income tax expense because the tax effect of the pre-tax income was offset by a corresponding decrease in the valuation allowance. Our effective rate was 0.7 percent for the six months ended June 30, 2009. During the six months ended June 30, 2009, we recognized $0.7 million of income tax expense related to our repurchase of our 7% convertible notes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had unrestricted cash and cash equivalents of $535.3 million, and we also had $53.8 million of restricted cash. At June 30, 2010, we had no borrowings outstanding under our revolving line of credit facility. During the six months ended June 30, 2010, our primary sources of cash were cash provided by operating activities and borrowings to refinance aircraft related debt. Our primary uses of cash were repayment of debt, including repayment of borrowings under our revolving line of credit facility, and expenditures for the acquisition of property and equipment. As of July 19, 2010, we had no borrowings outstanding under our revolving line of credit facility and a $50 million letter of credit had been issued under our letter of credit facility. The letter of credit beneficiary was not entitled to draw any amounts as of June 30, and July 19, 2010.

Year to Date 2010 Operating, Investing, and Financing Activities

Operating activities during the six months ended June 30, 2010 provided $155.1 million of cash flow compared to $110.0 million provided during the analogous period in 2009. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the six months ended June 30, 2010, we reported net income of $0.4 million compared to net income of $107.1 million for the six months ended June 30, 2009.

Changes in the components of our working capital impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advance ticket sales, which are recorded as air traffic liability, fluctuate seasonally and also provide cash when we grow and consequently receive additional cash for future travel. This historical source of cash will decline or change to a use to the extent our growth slows or reverses or the amounts held back by our credit card processors increase. During the six months ended June 30, 2010 and 2009, our air traffic liability balance increased $105.6 million and $24.0 million, respectively, contributing favorably to our net cash flow from operating activities. During the six months ended June 30, 2010 and 2009, our accounts receivable increased $19.7 million and $8.1 million, respectively, negatively impacting net cash provided by operating activities. Changes in accounts payable, accrued, and other current and non-current liabilities also impact our cash flow from operating activities. During the six months ended June 30, 2010, the $9.8 million increase in accounts payable and accrued and other liabilities contributed favorably to net cash provided by operating activities. During the six months ended June 30, 2009, the $3.7 million decrease in accounts payable and accrued and other liabilities negatively impacted net cash provided by operating activities.

Our Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2010 includes a $33.8 million increase in cash flow provided by operating activities pertaining to derivative financial instruments. This item is comprised largely of unrealized non-operating losses on fuel-related derivative financial instruments. The non-operating losses pertained primarily to decreases in the fair value of our fuel-related derivative financial instrument assets during the period. The $33.8 million increase in cash flow provided by operating activities also includes $6.1 million net cash received from counterparties related to purchases, issuance and settlement of fuel-related derivative financial instruments. We also provided deposits to counterparties to our derivative financial instruments aggregating $3.4 million which required the use of cash.

Our Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2009 includes a $93.7 million decrease in cash flow provided by operating activities related to derivative financial instruments. This item is comprised largely of $72.4 million net payments to counterparties for purchases, issuances and settlements of fuel-related derivative financial instruments. The payments to counterparties included amounts paid to unwind certain fuel-related derivative financial instruments which we believed were unlikely to provide benefit in 2009. Counterparties to our derivative financial instrument arrangements released deposits held by them as consequences of the unwinding of fuel-related derivatives and the reduction of the value of our fuel-related derivative financial instrument obligations. The amount of deposits received from counterparties, net of deposits paid to counterparties, aggregated $48.8 million during the six months ended June 30, 2009.

We used cash to increase other assets by $11.8 million and $5.9 million during the six months ended June 30, 2010 and 2009, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance, and prepaid distribution costs. Additionally, cash was provided as we decreased prepaid and stored fuel by $2.3 million during the six months ended June 30, 2010. During the six months ended June 30, 2009, cash was used as we increased prepaid and stored fuel by $8.3 million.

Investing activities during the six months ended June 30, 2010 used $12.6 million in cash compared to the $7.8 million cash provided during the similar period in 2009. Sales of available-for-sale securities are classified as investing activities. During the six months ended June 30, 2010 and 2009, we sold $1.7 million and $12.5 million of available-for-sale securities, respectively. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of the refunded deposits in the aircraft. During the six months ended June 30, 2010 and 2009, we paid $4.9 million and $10.9 million in deposits, respectively. In 2009, we also received $15.2 million in previously paid deposits. During the six months ended June 30, 2010, we expended $9.4 million in cash for the acquisition of rotable parts, buyer-furnished equipment, and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchase of ground and computer equipment. During the six months ended June 30, 2009, we expended $11.2 million in cash for the acquisition of rotable parts, buyer-furnished equipment, and other property and equipment.

Financing activities used $149.8 million of cash during the six months ended June 30, 2010, compared to using cash of $56.5 million during the six months ended June 30, 2009.

During the six months ended June 30, 2010, we repaid $125.0 million under our revolving line of credit facility. We have made no new borrowings under the revolving line of credit facility so far this year. During the six months ended June 30, 2010, we repaid $74.7 million of aircraft debt financing, including debt repaid in the refinancing of two B737 aircraft.

In 2010, we refinanced debt borrowed to acquire two B737 aircraft that were delivered to Airways in 2009. Under the refinancings, we repaid $49.0 million of existing aircraft indebtedness and borrowed $52.5 million of new aircraft debt. Each note issued is secured by a first mortgage on the B737 aircraft to which it relates. Each note has a stated maturity of 10 years and bears interest at a floating rate per annum above the three-month LIBOR in effect at the commencement of each three-month period.

In 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7.0% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the six months ended June 30, 2009, we repurchased $29.2 million of our 7.0% convertible notes resulting in a gain of $4.3 million.

During the six months ended June 30, 2009, we borrowed $645 million and repaid $645 million under our revolving line of credit facility. Also during the six months ended June 30, 2009, we repaid $33.0 million of aircraft debt financing, including $9.1 million for repayments of pre-delivery deposit financing.

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

Expenditures for acquisition of property and equipment, other than aircraft and aircraft parts, are anticipated to be approximately $5 million to $10 million during the remainder of 2010. Additionally, during the remainder of 2010, we currently have scheduled payments of $20 million related to aircraft purchase commitments. Payments of current maturities of existing debt and capital lease obligations are expected to aggregate $126 million during the remainder of 2010. Holders of 94% of our 7.0% convertible notes aggregating $90.4 million principal amount exercised their right to require us to repurchase the notes in July 2010. We elected to pay the repurchase price in cash in July 2010. The $90.4 million principal of the 7% convertible notes is included in the 2010 maturity amount.

We may need cash resources to fund increases in collateral provided to counterparties to our derivative financial arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us. We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease. As of June 30, 2010, we provided interest-rate swap counterparties with collateral aggregating $25.1 million.

Each agreement with our two largest credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (a holdback). As of June 30, 2010, we were in compliance with our processing agreements and our two largest credit card processors were holding back no cash remittances from us. Our potential cash exposure to holdbacks by our largest two credit card processors, based on advance ticket sales as of June 30, 2010, was up to a maximum of $272.0 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of June 30, 2010, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us. While we may be subject to holdbacks in the future in accordance with the terms of our credit card processing agreements, based on our current liquidity and current forecast, we do not expect that our two largest credit card processors would be entitled to holdback cash amounts during the remainder of 2010.

We believe we have options available to meet our debt repayment, capital expenditure needs, and operating commitments; such options may include internally generated funds as well as various financing or leasing options, including the sale, lease, or sublease of our aircraft or other assets. Additionally, we have a $50 million revolving line of credit facility, under which no borrowings were outstanding as of either June 30, 2010 or July 19, 2010. However, our future financing options may be limited because our owned aircraft are pledged to the lenders that provided financing to acquire such aircraft, and we have pledged, directly or indirectly, a significant portion of our owned assets, other than aircraft and engines, to collateralize our obligations under our Credit Facility. The counterparty to the Credit Facility has agreed to release its lien on certain specified assets securing that facility in the event we seek to re-pledge those assets in order to secure a new financing so long as the aggregate collateral value of the assets pledged under the Credit Facility is at least equal to the amount then available under the Credit Facility.

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

Credit Facility

We have a combined secured letter of credit facility and a revolving line of credit facility. We refer to the combined letter of credit facility and revolving line of credit facility as the Credit Facility, and we refer to its components as the letter of credit facility and the revolving line of credit facility, respectively. The terms of the Credit Facility were amended effective July 1, 2010. The following discussion summarizes the terms of the amended Credit Facility.

We and the lender have agreed to extend the term of the Credit Facility to December 31, 2012 subject to our satisfaction of a condition precedent which the Company expects to satisfy prior to December 31, 2010. Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, up to $50 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit up to a maximum aggregate amount of $50 million for the benefit of one or more of our credit card processors. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $450 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2009, we had $125 million in outstanding borrowings under the revolving line of credit facility. We had no borrowings outstanding as of either June 30, 2010 or July 19, 2010. As of June 30, 2010, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million. A letter of credit issued under the letter of credit facility has never been drawn.

Aircraft Related Commitments, Financing Arrangements and Transactions

We have agreed to purchase 51 B737 aircraft. During June 2010, we entered into amendments to our aircraft purchase agreements with The Boeing Company to defer delivery dates for nine B737 aircraft originally scheduled for delivery between 2011 and 2014 to delivery dates between 2015 and 2017.

During June 2010, we agreed to lease two used B717 aircraft for a term of 10 years commencing in 2011.

The table below summarizes, as of June 30, 2010, all scheduled aircraft fleet additions:

	B737 Aircraft Purchases	B717 Aircraft Leases	Total Aircraft Additions
Remainder of 2010	—	—	—
2011	4	2	6
2012	6	—	6
2013	6	—	6
2014	8	—	8
2015	12	—	12
2016	10	—	10
2017	5	—	5
Total	51	2	53

As of June 30, 2010, our aircraft purchase commitments for the remainder of 2010 and for the next five years and thereafter, in aggregate, are (in millions): 2010—$20; 2011—$140; 2012—$270; 2013—$280; 2014—$370; 2015—$510; and thereafter—$580. These amounts include payment commitments, including payment of pre-delivery deposits, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have financing commitments from a lender to finance a majority of the acquisition price of two B737 aircraft scheduled for delivery to us in 2011 or 2012. We have not yet arranged for aircraft financing for any of the other aircraft deliveries.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own operating performance, and our recent ability to refinance two B737 aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates

We had approximately $648.0 million and $665.7 million of variable-rate debt as of June 30, 2010 and December 31, 2009, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest-rate swap agreements. During the six months ended June 30, 2010, we entered into three interest-rate swap arrangements pertaining to $65.0 million notional amount of outstanding debt. The notional amount of the outstanding debt related to interest-rate swaps at June 30, 2010 and December 31, 2009 was $497.5 and $447.0 million, respectively. These swaps expire between 2016 and 2020. The interest-rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. As of June 30, 2010, the fair market value of our interest-rate swaps was a liability of $32.6 million. If average interest rates increased by 100 basis points during 2010, as compared to 2009, our projected 2010 interest expense would increase by approximately $0.8 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended June 30, 2010 and 2009 represented 36.2 percent and 29.8 percent of our operating expenses, respectively. Aircraft fuel expense for the six months ended June 30, 2010 and 2009 represented 34.8 percent and 28.4 percent of our operating expenses, respectively.

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

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of June 30, 2010, we were not required to provide counterparties to fuel-related derivative financial instruments with any collateral. Any collateral is classified as restricted cash, if the funds are held in our name. The collateral is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide collateral to counterparties, which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

In summary, our fuel-related derivative financial instruments impacted our financial statements for the three and six months ended June 30, 2010 as follows:

•
We recorded a non-operating net loss on fuel-related derivative financial instruments of $34.0 million and $27.1 million during the three and six months ended June 30, 2010, respectively. During the three months ended June 30, 2010, we realized losses related to derivative financial instruments of $1.3 million. During the six months ended June 30, 2010, we realized gains related to derivative financial instruments of $0.9 million.

•
As of June 30, 2010, the estimated fair value of our fuel-related derivative financial instruments was a net asset of $16.1 million. The fair value of our fuel-related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel-related derivatives.

As of June 30, 2010, we had entered into fuel-related option agreements which pertain to 122 million gallons or 64 percent of our projected July through December 2010 fuel requirements, 169 million gallons or 43 percent of our projected 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. As of June 30, 2010, we had no swap agreements or outstanding refinery-margin swap agreements.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the remainder of 2010, before the impact of our derivative financial instruments, would increase approximately $4.9 million based on projected operations.

The (1) estimated total ultimate cash benefit (use) of our fuel-related derivatives scheduled to settle during the remainder of 2010 and (2) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $80 per barrel are estimated as follows at the specified crude per barrel prices (in millions, except per barrel amounts which are in dollars):

	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel-Related Derivative Financial Instruments Held as of June 30, 2010	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivative Financial Instruments) Compared to Jet Fuel Cost Based on Crude Oil of $80 per Barrel
Six Months Ending December 31, 2010
Assumed average market crude price:
$ 60 per barrel	$(35.6)	$105.2
$ 80 per barrel	(11.6)	—
$ 100 per barrel	25.6	(105.2)

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

2.	As of June 30, 2010 and July 19, 2010, we had provided no collateral for fuel-related derivatives to counterparties.
3.	Changes in the refining margin may also impact the cost of jet fuel. The refining margin assumption included in the table above is 10% of the assumed average market crude price.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our controls and procedures were effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.51 -
Amendment No. 2 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of June 29, 2010, by and among Bank of Utah, not in its individual capacity, but solely as trustee, the Lender, and AirTran Airways, Inc., as Borrower

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

AirTran Holdings, Inc.
(Registrant)
Date: July 23, 2010	/s/ Arne G. Haak
Arne G. Haak Senior Vice President of Finance, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
10.51	—
Amendment No. 2 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of June 29, 2010, by and among Bank of Utah, not in its individual capacity, but solely as trustee, the Lender, and AirTran Airways, Inc., as Borrower

31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer
31.2	—	Rule 13(a)-14 Certification of Chief Financial Officer
32.1	—	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350