Form 10-Q
period 2010-09-30
AIRTRAN HOLDINGS INC
filed 2010-10-27
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of Common Stock outstanding as of the close of business on October 20, 2010: 135,483,620 par value $0.001

AIRTRAN HOLDINGS, INC.
Form 10-Q
For the Quarter Ended September 30, 2010

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations – Three and nine months ended September 30, 2010 and 2009	1
	Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	2
	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2010 and 2009	4
	Condensed Consolidated Statement of Stockholders’ Equity – Nine months ended September 30, 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	45
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 5.	Other Information	48
Item 6.	Exhibits	48

	Signatures
	Exhibit Listing
	Ex – 31.1 (Exhibit 31.1 CEO Certification)
	Ex – 31.2 (Exhibit 31.2 CFO Certification)
	Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Passenger	$602,712	$529,435	$1,778,477	$1,552,507
Other	65,222	67,967	195,155	190,503
Total operating revenues	667,934	597,402	1,973,632	1,743,010
Operating Expenses:
Aircraft fuel	211,115	190,235	640,164	483,008
Salaries, wages and benefits	130,913	122,895	392,324	363,627
Aircraft rent	60,576	60,632	181,722	181,621
Maintenance, materials and repairs	59,075	49,973	176,158	145,884
Distribution	27,929	25,306	82,341	70,540
Landing fees and other rents	36,651	37,573	115,607	108,722
Aircraft insurance and security services	6,001	5,440	17,651	15,756
Marketing and advertising	7,870	9,349	26,333	30,947
Depreciation and amortization	15,338	13,899	45,059	42,120
(Gain) loss on asset dispositions	—	(6,379)	—	(3,073)
Other operating	55,795	51,446	168,328	152,952
Total operating expenses	611,263	560,369	1,845,687	1,592,104
Operating Income	56,671	37,033	127,945	150,906
Other (Income) Expense:
Interest income	(522)	(3,835)	(1,662)	(5,212)
Interest expense	17,625	20,089	63,597	61,068
Capitalized interest	(390)	(179)	(1,423)	(1,244)
Net (gains) losses on derivative financial instruments	(15,264)	10,281	11,856	(17,944)
(Gain) loss on extinguishment of debt	—	18	—	(4,278)
Other (income) expense, net	1,449	26,374	72,368	32,390
Income Before Income Taxes	55,222	10,659	55,577	118,516
Income tax expense	18,959	233	18,959	945
Net Income	$36,263	$10,426	$36,618	$117,571
Earnings per Common Share
Basic	$0.27	$0.09	$0.27	$0.98
Diluted	$0.22	$0.08	$0.24	$0.86
Weighted-average Shares Outstanding
Basic	135,444	120,482	135,265	120,158
Diluted	173,443	140,625	172,678	139,617

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$424,506	$542,619
Short-term investments	—	1,663
Restricted cash	57,560	52,390
Deposits held by counterparties to derivative financial instruments	7,950	—
Accounts receivable, net	52,508	27,067
Spare parts, materials and supplies, net	19,215	16,133
Prepaid and stored fuel	44,940	34,338
Derivative financial instruments	22,404	47,037
Prepaid expenses and other current assets	34,266	31,970
Deferred income taxes	4,568	4,206
Total current assets	667,917	757,423
Property and Equipment:
Flight equipment	1,397,627	1,384,529
Less: Accumulated depreciation and amortization	(196,338)	(165,694)
	1,201,289	1,218,835
Purchase deposits for flight equipment	61,893	49,720
Other property and equipment	124,537	119,150
Less: Accumulated depreciation and amortization	(73,375)	(67,666)
	51,162	51,484
Total property and equipment	1,314,344	1,320,039
Other Assets:
Trademarks and trade names	21,567	21,567
Debt issuance costs	14,813	16,017
Prepaid aircraft rent	75,773	82,062
Derivative financial instruments	8,462	14,783
Other assets	74,250	72,281
Total Assets	$2,177,126	$2,284,172

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$50,762	$57,482
Accrued and other liabilities	152,176	145,174
Air traffic liability	320,043	226,891
Derivative financial instruments	14,314	14,903
Current maturities of capital lease obligations	2,951	1,085
Borrowing under revolving line of credit	—	125,000
Current maturities of long-term debt	61,520	156,004
Total current liabilities	601,766	726,539
Long-term capital lease obligations	16,208	14,806
Long-term debt	885,890	917,122
Other liabilities	109,091	111,760
Deferred income taxes	19,382	4,206
Derivative financial instruments	29,613	7,796
Commitments and Contingencies
Stockholders' Equity:
Preferred stock	—	—
Common stock	135	135
Additional paid-in capital	592,272	586,727
Accumulated deficit	(46,771)	(83,389)
Accumulated other comprehensive loss	(30,460)	(1,530)
Total stockholders' equity	515,176	501,943
Total Liabilities and Stockholders' Equity	$2,177,126	$2,284,172

 See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$36,618	$117,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,512	51,127
Amortization of deferred gains from sales/leaseback of aircraft	(3,930)	(3,883)
Amortization of debt discount	3,632	5,484
Provision for uncollectible accounts	664	621
Deferred income taxes	18,959	945
(Gain) loss on asset dispositions	805	(3,272)
Gain on debt extinguishment	—	(4,278)
Other	4,939	1,228
Changes in certain assets and liabilities:
Restricted cash	(5,170)	30,910
Derivative financial instruments	19,179	(83,563)
Accounts receivable	(26,105)	(12,582)
Spare parts, materials and supplies	(3,749)	(1,408)
Prepaid and stored fuel	(10,602)	(14,462)
Deposits held by counterparties to derivative financial instruments	(7,950)	48,820
Prepaid aircraft rent	6,271	1,069
Other assets	(9,741)	(7,300)
Accounts payable, accrued and other liabilities	(1,342)	(21,079)
Air traffic liability	93,152	16,362
Net cash provided by operating activities	167,142	122,310
Investing activities:
Sale of available-for-sale securities	1,696	26,623
Purchases of property and equipment	(18,323)	(86,092)
Return (payment) of aircraft purchase deposits, net	(12,173)	21,112
Other	—	2,225
Net cash used for investing activities	(28,800)	(36,132)
Financing activities:
Issuance of long-term debt	51,842	49,427
Payments on long-term debt and capital lease obligations	(183,868)	(80,860)
Borrowings under revolving line of credit facility	—	925,000
Repayment of borrowings under revolving line of credit facility	(125,000)	(890,000)
Proceeds from issuance of stock for exercise of options and under employee stock purchase plan	931	1,389
Other	(360)	(127)
Net cash provided by (used for) financing activities	(256,455)	4,829
Net change in cash and cash equivalents	(118,113)	91,007
Cash and cash equivalents at beginning of period	542,619	315,078
Cash and cash equivalents at end of period	$424,506	$406,085
Supplemental Disclosure of Cash Flow Activities:
Non-cash investing activities:
Acquisition under capital leases	$5,287	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2010	134,726	$135	$586,727	$(83,389)	$(1,530)	$501,943
Net income	—	—	—	36,618	—	36,618
Unrealized loss on derivative instruments, net of income taxes of $4.1 million	—	—	—	—	(28,857)	(28,857)
Other	—	—	—	—	(73)	(73)
Total comprehensive income						7,688
Issuance of common stock for exercise of options	19	—	80	—	—	80
Stock-based compensation	563	—	4,641	—	—	4,641
Issuance of common stock under employee stock purchase plan	165	—	851	—	—	851
Other	—	—	(27)	—	—	(27)
Balance at September 30, 2010	135,473	$135	$592,272	$(46,771)	$(30,460)	$515,176

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

Business

Through AirTran Airways, we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), to 69 locations throughout the United States, Mexico, and the Caribbean. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

Recent Development – Proposed Acquisition of AirTran by Southwest Airlines

On September 26, 2010, AirTran, Southwest Airlines Co., a Texas corporation (Southwest), and a wholly-owned subsidiary of Southwest entered into an Agreement and Plan of Merger (the Merger Agreement), providing for the acquisition of AirTran by Southwest. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Southwest merger subsidiary will be merged with and into AirTran (the Merger), with AirTran continuing as the surviving corporation and as a wholly-owned subsidiary of Southwest. Following the effective time of the Merger, AirTran will merge with and into a wholly-owned limited liability company subsidiary of Southwest.

The Merger Agreement contains certain termination rights for both AirTran and Southwest, including if the Merger is not consummated on or before September 26, 2011 (subject to extension by mutual agreement of the parties) and if the approval of AirTran’s stockholders is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by AirTran as a result of an adverse change in the recommendation of AirTran’s board of directors, AirTran may be required to pay to Southwest a termination fee of $39 million.

Reclassification

Certain 2009 amounts have been reclassified to conform to 2010 presentation. These reclassifications have no material impact on the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statement of Stockholders’ Equity.

Fuel Tax Expense

Our fuel tax expense for the third quarter 2010 was reduced by $10.1 million due to a claim for a refund of fuel taxes paid between April 2007 and February 2009 and between January 2010 and June 2010. Our fuel tax expense for the nine months ended September 30, 2010 was reduced by $7.5 million due to a claim for a refund of fuel taxes paid between April 2007 and February 2009. Fuel tax expense is a component of aircraft fuel expense.

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

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the nine months ended September 30, 2010 and 2009.

Note 2 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

We have contractual obligations to purchase 51 additional B737 aircraft from The Boeing Company (Boeing) between 2011 and 2017. In June 2010, we entered into amendments to our aircraft purchase agreements with Boeing to defer delivery dates for nine B737 aircraft originally scheduled for delivery between 2011 and 2014 to delivery dates between 2015 and 2017. Simultaneously, Boeing Capital Corporation (BCC), a wholly-owned subsidiary of Boeing, exercised a previously negotiated contractual right requiring us to lease two used B717 aircraft for a term of 10 years commencing in 2011.

The table below summarizes, as of September 30, 2010, all scheduled aircraft fleet additions:

	B737 Aircraft Purchases	B717 Aircraft Leases	Total Aircraft Additions
Remainder of 2010	—	—	—
2011	4	2	6
2012	6	—	6
2013	6	—	6
2014	8	—	8
2015	12	—	12
2016	10	—	10
2017	5	—	5
Total	51	2	53

As of September 30, 2010, our aircraft purchase commitments for the remainder of 2010 and for the next five years and thereafter, in aggregate, are (in millions): 2010—$10; 2011—$140; 2012—$270; 2013—$280; 2014—$370; 2015—$510; and thereafter—$580. These amounts include payment commitments, including payment of pre-delivery deposits and buyer-furnished equipment, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have debt financing commitments from two lenders to finance a significant portion of the purchase price of two B737 aircraft scheduled for delivery to us in 2011 and two other B737 aircraft from those to be delivered in 2011 or 2012. AirTran has no current arrangements for the financing of B737s other than as described in the immediately preceding sentence. In addition, BCC has the right to require us to lease up to three additional used B717s for up to 10 years provided that to the extent BCC shall so require, we have the right to cancel a like number of B737 aircraft from our B737 order book with Boeing.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own operating performance, and our recent ability to refinance B737 aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries. In recent years, we have rescheduled new aircraft deliveries to moderate our rate of growth and accordingly, we have stretched out our aircraft purchase obligations through 2017. We currently believe that our cash resources will be sufficient to satisfy our pre-delivery deposit obligations. Should our existing cash resources be insufficient, we may seek to: obtain additional debt financing or equity capital; further revise our aircraft delivery schedule; and/or amend the terms of our aircraft purchase agreement, including those provisions relating to pre-delivery deposits.

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

Each agreement with our two largest credit card processors provides that a processor may holdback amounts that would otherwise be remitted to us in the event that a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our agreement with our largest credit card processor also provides that the processor may holdback amounts that would otherwise be remitted to us in the event that our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels. Should the processor be entitled in the future to withhold amounts that would otherwise be remitted to us, we retain the contractual right to eliminate or reduce the amounts withheld by providing the processor with letters of credit. As of September 30, 2010, a $50 million letter of credit had been issued under our letter of credit facility for the benefit of our largest credit card processor. Drawings on the letter of credit may be made by the processor only if we do not satisfy our obligations to reimburse the processor for chargebacks.

As of September 30, 2010, we had advance ticket sales of $331.3 million related to all credit card sales, we were in compliance with our credit card processing agreements, and our two largest processors were holding back no cash remittances from us. Our maximum potential exposure to cash holdbacks by our two largest credit card processors, based upon advance ticket sales as of September 30, 2010, was $262.6 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of September 30, 2010, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us.

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

Litigation

As of October 25, 2010, seven purported class action lawsuits have been filed on behalf of individual shareholders and similarly situated AirTran stockholders in state court in Nevada (three cases) and in state court in Florida (four cases) against each member of the AirTran board of directors, Southwest and Merger Sub (the “Merger Litigation Cases”), and certain officers of the Company. Each of the Merger Litigation Cases alleges substantially the same claims including that the consideration to be received by our stockholders in the merger is unfair and inadequate and that those AirTran officers and directors named as defendants (the “individual AirTran defendants”) violated their fiduciary duties by approving the merger agreement through an unfair and flawed process and by approving certain deal protection mechanisms contained in the merger agreement and that AirTran, Southwest and Merger Sub aided and abetted the individual AirTran defendants in the breach of their fiduciary duties to AirTran’s stockholders. The Merger Litigation Cases generally seek injunctive relief: (i) enjoining the defendants from consummating the merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the individual AirTran defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the merger agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiff’s costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. Each of the Merger Litigation Cases is in a preliminary stage. AirTran and the individual AirTran defendants named in the Merger Litigation Cases believe that the lawsuits are without merit and intend to defend them vigorously.

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (Delta) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. Subsequent to the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; Las Vegas, Nevada; and Oakland, California. All of the cases were consolidated before a single judge in Atlanta. An amended complaint filed in February 2010 in the consolidated action broadened the allegations to add claims that Delta and AirTran also cut capacity on competitive routes and raised prices. The amended complaint seeks injunctive relief against a broad range of alleged anticompetitive activities and attorneys fees. On August 2, 2010, the Court dismissed that portion of the plaintiffs’ claims of a continuing conspiracy such that AirTran had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee. AirTran denies all allegations of wrongdoing, including those in the amended complaint, and intends to defend vigorously any and all such allegations.

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

Restricted Cash and Letters of Credit

Restricted cash consists primarily of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, credit card holdbacks for advance ticket sales, derivative financial instruments, and cash escrowed for future interest payments. As of September 30, 2010, $17.0 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty.

We have a letter of credit facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The letter of credit facility is supported by a variety of assets. As of September 30, 2010, no amount was drawn against the $50 million letter of credit.

Note 3 – Financial Instruments

The estimated fair value of financial instruments, excluding debt, approximates their financial statement carrying amount.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents and short-term investments in what we believe are high-credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available for sale securities. As of September 30, 2010, we had no short-term investments.

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

As of September 30, 2010, we had entered into fuel-related option agreements which pertain to 53 million gallons or 58 percent of our projected October through December 2010 fuel requirements, 185 million gallons or 48 percent of our projected 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. As of September 30, 2010, we had no swap agreements or refinery-margin swap agreements.

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

We have interest-rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, we pay fixed rates between 4.34 percent and 6.435 percent and receive either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. During the nine months ended September 30, 2010, we entered into three interest-rate swap arrangements pertaining to $65.0 million notional amount of outstanding debt. The notional amount of outstanding debt related to interest-rate swaps as of September 30, 2010 was $487.5 million. The primary objective for our use of interest-rate swaps is to reduce the impact of the volatility of interest rates on our operating results. These interest-rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in Other (Income) Expense, and the effective portion of the change in fair value is recorded as a component of OCI. The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings. The differences to be paid or received under the swap agreements are reflected as an adjustment to interest expense.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest-rate contracts	Current	$-	$-	$(14,313)	$(13,902)
Interest-rate contracts	Noncurrent	-	11,492	(29,613)	(7,796)
Jet fuel swaps and options	Current	-	147	-	(108)
Total		-	11,639	(43,926)	(21,806)

Derivatives not designated as hedging instruments
Crude swaps and options	Current	18,355	35,970	-	(833)
Crude swaps and options	Noncurrent	8,462	-	-	-
Heating oil options	Current	4,049	10,775	(1)	-
Heating oil options	Noncurrent	-	3,291	-	-
Other	Current	-	145	-	(60)
Total		30,866	50,181	(1)	(893)
Total derivatives		$30,866	$61,820	$(43,927)	$(22,699)

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

The following tables summarizes the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (in thousands):

	For the Three Months Ended September 30,
	Effective Portion of Hedges					Ineffective Portion of Hedges
	(Gain) loss reclassified from OCI into income			(Gain) loss recognized in OCI		(Gain) loss recognized in Other (Income) Expense
	Location	2010	2009	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest-rate contracts	Interest expense	$506	$115	$11,648	$4,948	$–	$–
Jet fuel swaps and options	Aircraft fuel	–	1,069	–	133	–	18
		$506	$1,184	$11,648	$5,081	–	18

Derivatives not designated as hedging instruments
Jet fuel options						–	2
Crude swaps and options						(13,779)	5,256
Heating oil options						(1,485)	–
Other						–	5,005
						(15,264)	10,263
Total net (gain) loss recognized as a component of Other (Income) Expense						$(15,264)	$10,281

	For the Nine Months Ended September 30,
	Effective Portion of Hedges					Ineffective Portion of Hedges
	(Gain) loss reclassified from OCI into income			(Gain) loss recognized in OCI		(Gain) loss recognized in Other (Income) Expense
	Location	2010	2009	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest-rate contracts	Interest expense	$739	$496	$33,741	$(4,453)	$–	$–
Jet fuel swaps and options	Aircraft fuel	–	6,593	–	760	39	30
		$739	$7,089	$33,741	$(3,693)	39	30

Derivatives not designated as hedging instruments
Jet fuel options						–	(469)
Crude swaps and options						(711)	(25,066)
Heating oil options						12,518	–
Other						10	7,561
						11,817	(17,974)
Total net (gain) loss recognized as a component of Other (Income) Expense						$11,856	$(17,944)

Based on fair values as of September 30, 2010, we do not expect to reclassify any material net (gains) losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. As of September 30, 2010, we provided interest rate swap counterparties with collateral aggregating $34.4 million, of which $26.4 million was classified as restricted cash.

Note 4 –Debt

The components of debt were (in thousands):

	September 30, 2010	December 31, 2009
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 2.04 percent weighted-average interest rate as of September 30, 2010 (1)	$634,649	$665,694
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of September 30, 2010	46,881	52,901
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of September 30, 2010	75,908	76,708
7.0% convertible senior notes	5,472	95,835
5.5% convertible senior notes due 2015	69,500	69,500
5.25% convertible senior notes due 2016	115,000	115,000
Other	—	1,120
Total long-term debt	947,410	1,076,758
Less unamortized debt discount	—	(3,632)
	947,410	1,073,126
Less current maturities of long-term debt	(61,520)	(156,004)
Long-term debt less current maturities	$885,890	$917,122

Borrowing under revolving line of credit facility	$—	$125,000

(1)
The notional amount of outstanding floating-rate debt for which we have entered into interest-rate swap agreements at September 30, 2010 and December 31, 2009 was $487.5 million and $447.0 million, respectively. These swaps expire between 2016 and 2020. The interest-rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. As of September 30, 2010, we had $487.5 million of floating rate debt (1.84% weighted average floating interest rate) for which we had entered into interest-rate swap agreements that effectively fixed interest rates on this debt (weighted average fixed interest rate of 5.01%).

As discussed below, we have a combined Credit Facility consisting of a letter of credit facility and a revolving line of credit facility.

Maturities of debt for the remainder of 2010 and for the next four years and thereafter, in aggregate, are (in millions): 2010-$18; 2011-$66; 2012-$63; 2013-$73; 2014-$72; thereafter-$655. As of September 30, 2010, no amounts were outstanding under the revolving line of credit facility.

As of September 30, 2010, the following assets served as collateral for outstanding debt:

•	Assets (consisting primarily of flight equipment) with a net book value of $1.1 billion served as collateral for the B737 and B717 aircraft notes payable.

•
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

We and the lender have agreed to extend the term of the Credit Facility to December 31, 2012. Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, up to $50 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit up to a maximum aggregate amount of $50 million for the benefit of one or more of our credit card processors. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $450 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2009, we had $125 million in outstanding borrowings under the revolving line of credit facility. We had no borrowings outstanding as of either September 30, 2010 or October 20, 2010. As of September 30, 2010, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million.

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

7.0% Convertible Senior Notes

Holders of 94% of our 7.0% convertible senior notes as of June 30, 2010, aggregating $90.4 million principal amount, exercised their right to require us to repurchase the notes in July 2010. We elected to pay the repurchase price in cash in July 2010. As of September 30, 2010, an aggregate of $5.5 million of our 7.0% convertible senior notes remain outstanding.

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

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets (liabilities) measured at fair value on a recurring basis during the period were as follows (in thousands):

	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$424,506	$424,506	$—	$—	Market
Interest rate derivatives, net	(43,926)	—	(43,926)	—	Market
Fuel derivatives, net	30,865	—	—	30,865	Market

The financial statement carrying amounts and estimated fair values of our debt at September 30, 2010 were as follows (in thousands):

	Carrying Value	Estimated Fair Value
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 2.04 percent weighted-average interest rate as of September 30, 2010	$634,649	$573,434
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of September 30, 2010	46,881	45,878
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of September 30, 2010	75,908	85,768
7.0% convertible senior notes	5,472	5,487
5.5% convertible senior notes due 2015	69,500	142,475
5.25% convertible senior notes due 2016	115,000	161,504
	$947,410	$1,014,546

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

The reconciliation of our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period January 1, 2010 through September 30, 2010 is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel-related derivative asset (liability):
Balance at January 1, 2010	$49,326
Total realized and unrealized gains (losses):
Included in earnings	(11,856)
Included in other comprehensive income	—
Purchases, issuances, and settlements	(6,605)
Balance at September 30, 2010	$30,865

The amount of total gains (losses) for the nine months ended September 30, 2010, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30, 2010	$(10,427)

Note 6 – Income Taxes

Our effective tax rate was 34.3 percent and 34.1 percent for the three and nine months ended September 30, 2010 compared to 2.2 percent and 0.8 percent for the three and nine months ended September 30, 2009. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent state composite statutory rate net of federal benefit) due to changes in the valuation allowance for our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. During the three and nine months ended September 30, 2009, we reported income before taxes but did not recognize material tax expense due to the reduction in the valuation allowance which largely offset income tax expense for those periods. During the three and nine months ended September 30, 2010 we reduced the valuation allowance with a corresponding reduction to income tax expense for those periods of $2.2 million and $5.1 million, respectively.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize a portion of our deferred tax assets (including the deferred tax asset associated with loss carryforwards) through the reversal of existing temporary differences. However, we determined that it is more likely than not that any deferred tax assets in excess of our deferred tax liabilities may not ultimately be realized, in part due to our cumulative losses in recent years. Therefore, we were required to provide a valuation allowance to the extent that our deferred tax assets exceeded our deferred tax liabilities. Consequently, beginning with the third quarter of 2008, our losses were not reduced by any tax benefit. As of September 30, 2010, our deferred tax liabilities exceeded our deferred tax assets and the $1.0 million valuation allowance related solely to capital loss carryforwards. Regardless of the financial accounting for income taxes, our net operating loss carryforwards currently are available for use on our income tax returns to offset future taxable income.

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
NUMERATOR:
Net income available to common stockholders	$36,263	$10,426	$36,618	$117,571
Plus income effect of assumed-conversion interest on 7.0% convertible debt	82	—	—	—
Plus income effect of assumed-conversion interest on 5.5% convertible notes	600	957	1,800	2,867
Plus income effect of assumed-conversion interest on 5.25% convertible notes	948	n/a	2,844	n/a
Income after assumed conversion, diluted	$37,893	$11,383	$41,262	$120,438
DENOMINATOR:
Weighted-average shares outstanding, basic	135,444	120,482	135,265	120,158
Effect of 7.0% convertible notes	492	—	—	—
Effect of 5.5% convertible notes	18,099	18,099	18,099	18,099
Effect of 5.25% convertible notes	18,865	n/a	18,865	n/a
Effect of dilutive stock options	42	220	74	132
Effect of dilutive restricted shares	501	416	375	329
Effect of warrants to purchase common stock	n/a	1,408	n/a	899
Adjusted weighted-average shares outstanding, diluted	173,443	140,625	172,678	139,617
Basic earnings per common share	$0.27	$0.09	$0.27	$0.98
Diluted earnings per common share	$0.22	$0.08	$0.24	$0.86
             n/a – not applicable because the security was not outstanding during the period

Excluded from the diluted earnings per share calculation for the three months ended September 30, 2010 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2010 totaling 3.8 million shares: 1.8 million shares related to our outstanding stock options; and 2.0 million shares related to our unvested restricted stock and unvested performance share awards.

Excluded from the diluted earnings per share calculation for the nine months ended September 30, 2010 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2010 totaling 9.9 million shares: 5.9 million shares related to our 7.0% convertible notes that would have been issuable upon conversion; 1.8 million shares related to our outstanding stock options; and 2.2 million shares related to our unvested restricted stock and unvested performance share awards.

Excluded from the diluted earnings per share calculations for the three months ended September 30, 2009 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2009 totaling 11.9 million shares: 8.6 million shares related to our 7.0% convertible notes that would have been issuable upon conversion; 1.8 million shares related to our outstanding stock options; and 1.5 million shares related to our unvested restricted stock and unvested performance share awards. The 5.25% convertible notes were issued in the fourth quarter of 2009.

Excluded from the diluted earnings per share calculations for the nine months ended September 30, 2009 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2009 totaling 12.1 million shares: 8.6 million shares related to our 7.0% convertible notes that would have been issuable upon conversion; 1.9 million shares related to our outstanding stock options; and 1.6 million shares related to our unvested restricted stock and unvested performance share awards. The 5.25% convertible notes were issued in the fourth quarter of 2009.

Note 8 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of Accumulated other comprehensive income (loss) are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Post-employment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2010	$(4,499)	$2,969	$(1,530)
Changes in fair value, net of income taxes	(29,410)	—	(29,410)
Reclassification to earnings, net of income taxes	553	(73)	480
Balance at September 30, 2010	$(33,356)	$2,896	$(30,460)

Balance at January 1, 2009	$(25,569)	$(191)	$(25,760)
Changes in fair value, net of income taxes	3,693	—	3,693
Reclassification to earnings, net of income taxes	7,089	57	7,146
Balance at September 30, 2009	$(14,787)	$(134)	$(14,921)

Total comprehensive income was $29.3 million and $7.7 million for the three and nine months ended September 30, 2010, respectively, and $6.5 million and $128.4 million for the three and nine months ended September 30, 2009, respectively.

Note 9 – Stock Option Awards and Restricted Stock Awards

Restricted stock awards, market-based (performance stock) awards, and stock options have been granted to certain of our officers, directors and key employees. Restricted stock awards are grants of shares of our common stock, which typically vest over time (generally three years). Our market-based awards are grants of our common stock that vest, if at all, at the end of the specified performance period (currently three years) in amounts that are largely dependent on the achievement of specified goals which are expressed in terms of threshold, target, and maximum award achievement levels. During the first nine months of 2010 and 2009, we granted restricted stock awards for approximately 670,000 and 664,000 shares, respectively, and approximately 638,000 and 551,000 shares, respectively, of restricted stock vested. During the first nine months of 2010 and 2009, we granted market-based awards for up to 640,006 and 360,360 shares, respectively, of our common stock. The estimated fair value of the market-based share awards at the date of grant will be recognized ratably as compensation expense over the three-year service period. No stock options were granted in either period.

Compensation expense for our restricted stock grants was $1.3 million and $3.9 million during the three and nine months ended September 30, 2010, respectively, and $1.4 million and $4.3 million during the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, we have $4.9 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.5 million restricted shares which were outstanding at such date, but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts. As shares vest, restricted shares are transferred to common shares.

Compensation expense for our performance stock awards was $0.3 million and $0.7 million during the three and nine months ended September 30, 2010, respectively, and $0.1 million and $0.3 million during the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, we have $1.9 million in total unrecognized future compensation expense that will be recognized over the next two years relating to awards for up to approximately 1.0 million performance stock awards which were outstanding at such date, but which had not yet vested.

As of September 30, 2010, options to purchase 1.9 million shares of common stock, at exercise prices between $3.90 and $13.80 per share were outstanding. All outstanding options to purchase common shares were exercisable as of September 30, 2010.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our focus cities of Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. As of October 20, 2010, we operated 86 Boeing B717-200 aircraft (B717) and 52 Boeing B737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 69 locations in the United States and the Caribbean, including San Juan, Puerto Rico; Cancun, Mexico; Montego Bay, Jamaica; Nassau, The Bahamas; and Orangestad, Aruba. The traditional elements of our success include: competitive fares; superior service; an attractive network; product value; low unit costs; adaptability; flexibility; innovation; and the enthusiasm and skills of our employees.

Recent Development – Proposed Acquisition of AirTran by Southwest Airlines

On September 26, 2010, AirTran, Southwest Airlines Co., a Texas corporation (Southwest), and a wholly-owned subsidiary of Southwest entered into an Agreement and Plan of Merger (the Merger Agreement), providing for the acquisition of AirTran by Southwest. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Southwest merger subsidiary will be merged with and into AirTran (the Merger), with AirTran continuing as the surviving corporation and as a wholly-owned subsidiary of Southwest. Following the effective time of the Merger, AirTran will merge with and into a wholly-owned limited liability company subsidiary of Southwest.

Subject to the terms and conditions of the Merger Agreement, if the Merger is completed, each outstanding share of AirTran common stock (including previously unvested restricted shares of AirTran common stock) will be converted into the right to receive a fraction of a share of Southwest common stock equal to the Exchange Ratio (as defined below) (the Base Per Share Stock Consideration and, as the same may be adjusted as discussed below, the Per Share Stock Consideration) and $3.75 in cash, without interest (the Base Per Share Cash Consideration and, as the same may be adjusted as discussed below, the Per Share Cash Consideration). The Per Share Stock Consideration and the Per Share Cash Consideration are collectively referred to herein as the Merger Consideration.

The Exchange Ratio will be determined as follows:

(i) In the event that the average of the last reported sales prices for a single share of Southwest common stock on the New York Stock Exchange (the NYSE) for the 20 consecutive full trading days ending on (and including) the third trading day prior to the closing date of the Merger (the Southwest Average Share Price) is less than $10.90, the Exchange Ratio will equal (A) $3.50 divided by (B) the Southwest Average Share Price, rounded to the nearest thousandth.

(ii) In the event that the Southwest Average Share Price is equal to or greater than $10.90 but less than or equal to $12.46, the Exchange Ratio will be 0.321.

(iii) In the event that the Southwest Average Share Price is greater than $12.46, the Exchange Ratio will equal (A) $4.00 divided by (B) the Southwest Average Share Price, rounded to the nearest thousandth.

In addition, in the event that the Southwest Average Share Price is less than $10.90, Southwest must deliver, at its election, as Merger Consideration, an additional amount of cash, an additional number (or fraction) of shares of Southwest common stock, or a combination of both such that, after giving effect to such election, the aggregate value of the Merger Consideration is equal to $7.25.

The exchange ratio adjustment mechanism provides at least $7.25 in value and up to $7.75 in value (based on the Southwest average share price) per share of AirTran common stock. Based on the closing price of Southwest common stock on the NYSE on September 24, 2010, the last trading day before public announcement of the merger, the Merger Consideration represented approximately $7.69 in value for each share of AirTran common stock.

AirTran and Southwest have made customary representations, warranties and covenants in the Merger Agreement. Subject to certain exceptions, each of AirTran and Southwest is required, among other things, to conduct its business in the ordinary course in all material respects during the interim period between the execution of the Merger Agreement and the consummation of the Merger. In addition, AirTran may not solicit alternative business combination transactions and, subject to certain exceptions, may not engage in discussions or negotiations regarding any alternative business combination transactions. The Merger Agreement also contains covenants that require AirTran to call and hold a special stockholders meeting and, subject to certain exceptions, require the AirTran board of directors to recommend to its stockholders the adoption of the Merger Agreement.

Completion of the Merger is subject to certain conditions, including, among others: (i) adoption of the Merger Agreement by AirTran’s stockholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of other material governmental consents and approvals required to consummate the Merger, (iv) the absence of any governmental order, law, or legal restraint prohibiting the consummation of the Merger, (v) the registration statement on Form S-4 used to register the Southwest common stock to be issued as consideration for the Merger having been declared effective by the Securities and Exchange Commission (the SEC), and (vi) the listing of the Southwest common stock to be issued to AirTran stockholders in the Merger on the NYSE having been authorized. The obligation of each party to consummate the Merger is also conditioned upon the accuracy of the other party’s representations and warranties and the other party having performed in all material respects its obligations under the Merger Agreement.

The Merger Agreement contains certain termination rights for both AirTran and Southwest, including if the Merger is not consummated on or before September 26, 2011 (subject to extension by mutual agreement of the parties) and if the approval of AirTran’s stockholders is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by AirTran as a result of an adverse change in the recommendation of AirTran’s board of directors, AirTran may be required to pay to Southwest a termination fee of $39 million.

The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to AirTran's Current Report on Form 8-K filed with the SEC on September 27, 2010.

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

In 2010, we are continuing to develop and diversify our route network. During the nine months ended September 30, 2010, we commenced service to six new destinations. Additionally, in the first quarter of 2010, SkyWest Airlines Inc., with whom we have a marketing agreement to support our Milwaukee hub, expanded its presence in Milwaukee. Under this agreement, SkyWest Airlines now offers regional jet service between Milwaukee and five destinations. We, together with our marketing partner, currently serve 23 non-stop destinations to and from Milwaukee.

Third Quarter 2010 Operating Results

Our third quarter 2010 operating income increased by $19.6 million compared to the third quarter of 2009, as the favorable impact of an increase in our total unit revenue exceeded the unfavorable impact of the 9.1 percent increase in our average cost of jet fuel per gallon. Our total operating revenue increased $70.5 million to $667.9 million. The increase in our total operating revenue was driven by a 1.6 percent increase in capacity (as measured by available seat miles) and a 10.0 percent increase in total revenue per available seat mile to 10.65 cents. The increase in our average cost of jet fuel per gallon resulted in a $17.6 million increase in our aircraft fuel expense during the third quarter of 2010 compared to what fuel expense would have been had jet fuel prices been at the average level we experienced during the third quarter of 2009. The increase in our third quarter 2010 fuel expense is net of a $10.1 million claim for a refund of fuel taxes previously paid.

During the third quarter of 2010, we reported operating income of $56.7 million, net income of $36.3 million, and diluted earnings per common share of $0.22. Included in our third quarter 2010 results is a non-operating gain on derivative financial instruments of $15.3 million. The non-operating gain on derivative financial instruments was largely attributable to unrealized increases in the fair value of our fuel-related derivative assets. During the three months ended September 30, 2009, we reported operating income of $37.0 million, net income of $10.4 million, and diluted earnings per common share of $0.08. Included in our third quarter 2009 results is a non-operating loss on derivative financial instruments of $10.3 million. Our third quarter 2010 income tax expense was $18.7 million higher than our third quarter 2009 income tax expense in large part because third quarter 2009 income tax expense was favorably impacted by a reduction in the valuation allowance.

2010 Year to Date Accomplishments

During 2010 we received accolades for our high quality service and value low fares. In January 2010, AirTran Airways was awarded the prestigious 2009 Market Leadership Award from a leading industry publication, Air Transport World, for AirTran’s innovative combination of low-cost, high-quality service and response to the global financial crisis.

In April 2010, AirTran Airways was selected as the top low-cost carrier for the third consecutive year in the prestigious Airline Quality Rating (AQR). Our rating is the highest of all low-cost carriers and significantly higher than our legacy airline competitors. This independent rating is conducted by professors at Purdue University’s Department of Aviation Technology and the W. Frank Barton School of Business at Wichita State University. The AQR evaluates airlines in four major areas: on-time performance, denied boardings, mishandled baggage, and customer complaints. We were chosen as the SmarterTravel Editors’ Choice for Best Value Airline in 2010.

We also received the FAA’s prestigious Aviation Maintenance Technician (AMT) Diamond Award of Excellence for the 14th consecutive year.

During 2010, we also:

•	Reached a tentative agreement with the Air Line Pilots Association (ALPA) representing 1,700 AirTran Airways pilots. If ratified, the agreement would take effect December 1, 2010;

•	Completed a four year collective bargaining agreement with our dispatchers, who are represented by the Transport Workers Union;

•	Completed a seven-year master lease agreement for facilities at Hartsfield-Jackson Atlanta International Airport;

•	Opened a pilot base in Orlando and pilot and flight attendant crew bases in Milwaukee, Wisconsin;

•	Successfully transitioned to a new, state-of-the-art System Operations Control Center in Orlando. This new, 16,000-square foot facility serves as the 24-hour command center for our airline operations.

•	Signed a new financing arrangement with Norddeutsche Landesbank Girozentrale (NORD/LB) to provide permanent financing to the airline for Boeing 737-700 deliveries in 2011;

•	Amended our agreement with our largest credit card processor on terms favorable to us. The term of agreement was extended to December 31, 2012;

•	Repurchased $90.4 million in convertible notes;

•
Continued Caribbean expansion by announcing plans to serve Punta Cana, Dominican Republic, from Atlanta beginning in February 2011 and we extended our Caribbean reach from Baltimore/Washington by adding new flights to San Juan;

•	Initiated service to Des Moines, Iowa; Grand Rapids, Michigan; Huntsville/Decatur, Alabama; Lexington, Kentucky; Tunica, Mississippi and Montego Bay, Jamaica;

•	Launched 23 other new non-stop routes;

•	Announced partnership with the world’s largest hotel group, InterContinental Hotels Group (NYSE:IHG), for an affinity program with the A+ Rewards frequent flier program;

•	Partnered with American Express OPEN™ and the OPEN Savings™ program whereby American Express OPEN card holders are eligible for a discount on all of our more than 700 daily flights; and

•	Unveiled two new special livery Boeing 717 aircraft highlighting our partnership with the Milwaukee Brewers and the Wizarding World of Harry Potter at Universal Studios Orlando.

2010 Outlook

We expect to face challenges during the remainder of 2010. Managing costs and increasing unit revenues in the face of volatile fuel costs and a slow economic recovery will continue to be a primary focus. Fuel prices remain volatile and may again increase during the remainder of 2010. The proposed merger with Southwest has caused an increase in legal and other consulting and advisory expenses. While we have been able to effectively manage costs and increase unit revenues, the pace and extent of the continuing recovery and growth of airline industry revenue are uncertain in the context of gradually improving but still generally unfavorable macroeconomic conditions.

Our pilots’ collective bargaining agreement became amendable in 2005 and is currently in mediation. On October 21, 2010, we reached a tentative agreement with our pilots that remains subject to ratification by the members of the pilots’ union. If ratified, a new agreement with increased wages and benefits would take effect as of December 1, 2010. Our flight attendants’ collective bargaining agreement became amendable in December 2008 and is currently the subject of negotiation. The impact on our operating results of any new collective bargaining agreements (other than the tentative agreement with the pilots which remains subject to ratification) is not known.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

The table below sets forth selected financial and operating data for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Percentage Increase (Decrease)
	2010		2009
Revenue passengers	6,538,710		6,533,184		0.1
Revenue passenger miles (RPM) (000s) (1)	5,271,272		5,172,347		1.9
Available seat miles (ASM) (000s) (2)	6,271,500		6,170,977		1.6
Passenger load factor (3)	84.1 percent		83.8 percent		0.3	pts
Departures	64,963		65,559		(0.9)
Average aircraft stage length (miles) (4)	767		749		2.4
Average fare (excluding transportation taxes) (5)	$92.18		$81.04		13.7
Average yield per RPM (6)	11.43	¢	10.24	¢	11.6
Passenger revenue per ASM (PRASM) (7)	9.61	¢	8.58	¢	12.0
Total revenue per ASM (TRASM) (8)	10.65	¢	9.68	¢	10.0
Operating cost per ASM (CASM) (9)	9.75	¢	9.08	¢	7.4
Non-fuel operating cost per ASM (10)	6.38	¢	6.00	¢	6.3
Average cost of aircraft fuel per gallon (11)	$2.16		$1.98		9.1
Gallons of fuel burned (000’s)	97,517		96,098		1.5
Operating aircraft in fleet at end of period	138		136		1.5
Completion factor (12)	99.5 percent		99.5 percent		—	pts
Average daily utilization (hours: minutes) (13)	11:12		11:24		(1.8)
Full-time equivalent employees at end of period	7,742		7,717		0.3

	Nine Months Ended September 30,				Percentage Increase (Decrease)
	2010		2009
Revenue passengers	18,600,092		18,086,257		2.8
Revenue passenger miles (RPM) (000s) (1)	14,863,412		14,076,956		5.6
Available seat miles (ASM) (000s) (2)	18,214,595		17,498,261		4.1
Passenger load factor (3)	81.6 percent		80.4 percent		1.2	pts
Departures	190,115		188,576		0.8
Average aircraft stage length (miles) (4)	763		740		3.1
Average fare (excluding transportation taxes) (5)	$95.62		$85.84		11.4
Average yield per RPM (6)	11.97	¢	11.03	¢	8.5
Passenger revenue per ASM (PRASM) (7)	9.76	¢	8.87	¢	10.0
Total revenue per ASM (TRASM) (8)	10.84	¢	9.96	¢	8.8
Operating cost per ASM (CASM) (9)	10.13	¢	9.10	¢	11.3
Non-fuel operating cost per ASM (10)	6.62	¢	6.34	¢	4.4
Average cost of aircraft fuel per gallon (11)	$2.26		$1.77		27.7
Gallons of fuel burned (000’s)	282,680		272,264		3.8
Operating aircraft in fleet at end of period	138		136		1.5
Completion factor (12)	98.8 percent		99.3 percent		(0.5	) pts
Average daily utilization (hours: minutes) (13)	11:12		11:00		1.8
Full-time equivalent employees at end of period	7,742		7,717		0.3

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Total aircraft miles flown divided by departures
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
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
(13)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended September 30, 2010 and 2009

Summary

Our third quarter 2010 operating income increased by $19.6 million compared to the third quarter of 2009, as the favorable impact of an increase in our total unit revenue exceeded the unfavorable impact of the 9.1 percent increase in our average cost of jet fuel per gallon. Our fuel tax expense for the third quarter 2010 was reduced by $10.1 million due to a claim for a refund of fuel taxes paid between April 2007 and February 2009 and between January 2010 and June 2010.

During the third quarter of 2010, we reported operating income of $56.7 million, net income of $36.3 million, and diluted earnings per common share of $0.22. Included in our third quarter 2010 results is a non-operating gain on derivative financial instruments of $15.3 million. The non-operating gain on derivative financial instruments was largely attributable to unrealized increases in the fair value of our fuel-related derivative assets. During the three months ended September 30, 2009, we reported operating income of $37.0 million, net income of $10.4 million, and diluted earnings per common share of $0.08. Included in our third quarter 2009 results is a non-operating loss on derivative financial instruments of $10.3 million.

Operating Revenues

Our operating revenues for the three months ended September 30, 2010, increased $70.5 million (11.8 percent) due to the net impact of a $73.3 million increase in passenger revenues and a $2.7 million decrease in other revenues compared to the three months ended September 30, 2009. We were able to increase our total unit revenue in the context of gradually improving but still generally unfavorable macroeconomic conditions. Our total revenue per available seat mile for the third quarter of 2010 was 10.65 cents, an increase of 10.0 percent compared to the third quarter of 2009.

The $73.3 million (13.8 percent) increase in passenger revenue was due to increased capacity, traffic, and yield. During the three months ended September 30, 2010, we increased our capacity by 1.6 percent compared to the three months ended September 30, 2009. The increase in capacity was attributable to two B737 aircraft placed into service in October 2009. The increased capacity coupled with a 1.9 percent increase in revenue passenger miles produced an average passenger load factor of 84.1 percent, which was a 0.3 percentage point increase compared to the three months ended September 30, 2009. Our average fare, excluding transportation taxes, was $92.18, 13.7 percent higher than the analogous period in 2009. The increase in average fare was attributable to changes in our network routes and improved air travel demand. During the three months ended September 30, 2010, our average length of passenger haul increased 1.8 percent; an increase in average length of passenger haul tends to increase average fare and reduce average yield. Nonetheless, our average yield per revenue passenger mile increased 11.6 percent versus 2009 to 11.43 cents.

Other revenues for the three months ended September 30, 2010, decreased $2.7 million (4.0 percent) compared to the three months ended September 30, 2009. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, preferred seat assignments and other miscellaneous revenues.

Operating Expenses

Our operating expenses for the three months ended September 30, 2010, increased $50.9 million (9.1 percent) and increased 7.4 percent on a unit cost basis, as measured by operating cost per ASM (CASM) compared to the three months ended September 30, 2009. Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the three months ended September 30, 2010. The increase in total operating costs per ASM was the composite result of a 9.4 percent increase in fuel cost per ASM and a 6.3 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table summarizes our unit costs, as defined by CASM, for the indicated periods:

	Three Months Ended September 30,				Percent Increase
	2010		2009		(Decrease)
Aircraft fuel	3.37	¢	3.08	¢	9.4
Salaries, wages and benefits	2.08		1.99		4.5
Aircraft rent	0.97		0.98		(1.0)
Maintenance, materials and repairs	0.94		0.81		16.0
Distribution	0.45		0.41		9.8
Landing fees and other rents	0.58		0.61		(4.9)
Aircraft insurance and security services	0.10		0.09		11.1
Marketing and advertising	0.13		0.15		(13.3)
Depreciation and amortization	0.24		0.23		4.3
(Gain) on asset dispositions	—		(0.10)		—
Other operating	0.89		0.83		7.2
Total CASM	9.75	¢	9.08	¢	7.4

Aircraft fuel increased 9.4 percent on a cost per ASM basis because jet fuel cost per gallon increased. For the three months ended September 30, 2010, our average fuel cost per gallon, including fuel taxes and into-plane fees, increased 9.1 percent from $1.98 during the third quarter of 2009 to $2.16 during the third quarter of 2010. Our fuel tax expense for the third quarter 2010 was reduced by $10.1 million due to a claim for a refund of fuel taxes paid between April 2007 and February 2009 and between January 2010 and June 2010. The increase in the average cost of jet fuel per gallon resulted in a $17.6 million increase in our aircraft fuel expense during the three months ended September 30, 2010 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the three months ended September 30, 2009.

Maintenance, materials and repairs expense increased 16.0 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe checks and rate increases in certain of our power-by-the-hour maintenance agreements. Approximately 76% of our maintenance, materials and repairs expense is attributable to power-by-the-hour maintenance agreements.

Distribution expense increased 9.8 percent on a cost per ASM basis primarily due to higher credit card commissions and fees paid to global distribution systems and participants in other distribution channels. Credit card commissions increased in large part due to increased unit revenue. Fees paid increased because there was a modest increase in tickets sold via global distribution systems and other channels.

Aircraft insurance and security services expense increased 11.1 percent on a cost per ASM basis due to increased cost of security services and an increase in hull and liability insurance rates.

Marketing and advertising costs decreased 13.3 percent on a cost per ASM basis due to planned decreases in advertising and other marketing costs.

(Gain) on asset dispositions for the three months ended September 30, 2009 was ($6.4) million. (Gain) on asset dispositions pertains primarily to aircraft related transactions. During the three months ended September 30, 2009, we recognized a $6.6 million gain pertaining primarily to the deposits we previously received from the potential buyer who defaulted on its obligation to purchase two B737 aircraft.

Other operating expense increased 7.2 percent on a cost per ASM basis primarily due to increases in ground handling, contracted services costs, and professional fees.

Other (Income) Expense

Other (income) expense, net was $1.4 million expense, net for the three months ended September 30, 2010 compared to $26.4 million expense, net for the three months ended September 30, 2009. Other (income) expense, net includes: interest income; interest expense; capitalized interest; and net (gains) losses on derivative financial instruments.

Interest expense, including amortization of debt discount and debt issuance costs, decreased by $2.5 million from the three months ended September 30, 2009 to $17.6 million for the three months ended September 30, 2010. The decrease was due primarily to the repurchase of $90.4 million of our 7.0% convertible notes in July 2010, elimination of our fully amortized debt discount, and offset by the following: interest on our 5.25% convertible senior notes issued in October 2009; two new aircraft notes related to aircraft delivered in September 2009; three new interest-rate swap agreements; and interest associated with our Credit Facility.

We reported net (gains) on derivative financial instruments of ($15.3) million for the three months ended September 30, 2010, compared to net losses of $10.3 million for the three months ended September 30, 2009. Net (gains) losses on derivative financial instruments consist primarily of realized and unrealized gains and losses on fuel-related derivatives which were not designated as hedges for financial accounting purposes. The fuel-related derivative financial instrument gains for the three months ended September 30, 2010 were largely unrealized and resulted in increases to the financial statement carrying value of our fuel-related derivative assets.

Income Tax Expense

Our effective tax rate was 34.3 percent for the three months ended September 30, 2010 compared to 2.2 percent for the three months ended September 30, 2009. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent state composite statutory rate net of federal benefit) due to changes in the valuation allowance for our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. During the three months ended September 30, 2009, we reported income before taxes but did not recognize material tax expense due to the reduction in the valuation allowance which largely offset income tax expense for the period. During the three months ended September 30, 2010 we reduced the valuation allowance with a corresponding $2.2 million reduction to income tax expense for the period.

Regardless of the financial accounting for income taxes, our net operating loss carryforwards are currently available for use on our income tax returns to offset future taxable income.

For the nine months ended September 30, 2010 and 2009

Summary

Due to an increase in average jet fuel prices, higher non-fuel unit operating costs, and cancelled flights due to adverse winter weather, our operating income for the first nine months of 2010 decreased by $23.0 million compared to the first nine months of 2009 despite an increase in average unit revenue. Our fuel tax expense for the nine months ended September 30, 2010 was reduced by $7.5 million due to a claim for a refund of fuel taxes paid between April 2007 and February 2009.

During the nine months ended September 30, 2010, we reported operating income of $127.9 million, net income of $36.6 million, and diluted earnings per common share of $0.24. Included in our results is a non-operating loss on derivative financial instruments of $11.9 million. During the nine months ended September 30, 2009, we reported operating income of $150.9 million, net income of $117.6 million, and diluted earnings per common share of $0.86. Included in our operating results for the nine months ended September 30, 2009 is a non-operating gain on derivative financial instruments of $17.9 million and a non-operating gain on extinguishment of debt of $4.3 million.

Operating Revenues

Our operating revenues for the nine months ended September 30, 2010 increased $230.6 million (13.2 percent) due to the effects of a $226.0 million increase in passenger revenues and a $4.7 million increase in other revenues compared to the nine months ended September 30, 2009. We were able to increase our total unit revenue in the context of gradually improving but still generally unfavorable macroeconomic conditions. Our total revenue per available seat mile for the first nine months of 2010 was 10.84 cents, an increase of 8.8 percent compared to the first nine months of 2009.

The $226.0 million (14.6 percent) increase in passenger revenue was due to increased capacity, traffic, and yield. During the nine months ended September 30, 2010, we increased our capacity by 4.1 percent compared to the nine months ended September 30, 2009. The increase in capacity was attributable to two B737 aircraft placed into service in October 2009. The increased capacity coupled with a 5.6 percent increase in revenue passenger miles produced an average passenger load factor of 81.6 percent, which was a 1.2 percentage point increase compared to the nine months ended September 30, 2009. Our average fare, excluding transportation taxes, was $95.62, which was 11.4 percent higher than the analogous period in 2009. The increase in average fare was attributable to changes in our network routes and improved air travel demand. During the nine months ended September 30, 2010, our average length of passenger haul increased 2.7 percent; an increase in average length of passenger haul tends to increase average fare and reduce average yield. Nonetheless, our average yield per revenue passenger mile increased 8.5 percent versus 2009 to 11.97 cents.

Other revenues for the nine months ended September 30, 2010, increased $4.7 million (2.4 percent) compared to the nine months ended September 30, 2009. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, preferred seat assignments and other miscellaneous revenues.

Our operating performance for the nine-month period was adversely affected by unusually severe weather during January and February 2010. We estimate that the severe weather adversely impacted our operating revenues by more than $10 million.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2010, increased $253.6 million (15.9 percent) and increased 11.3 percent on a unit cost basis, as measured by operating cost per ASM (CASM). Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the nine months ended September 30, 2010. The increase in total operating costs per ASM was the composite result of a 27.2 percent increase in fuel cost per ASM and a 4.4 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table summarizes our unit costs, as defined by CASM, for the indicated periods:
	Nine Months Ended September 30,				Percent Increase
	2010		2009		(Decrease)
Aircraft fuel	3.51	¢	2.76	¢	27.2
Salaries, wages and benefits	2.15		2.08		3.4
Aircraft rent	1.00		1.04		(3.8)
Maintenance, materials and repairs	0.97		0.83		16.9
Distribution	0.45		0.40		12.5
Landing fees and other rents	0.63		0.62		1.6
Aircraft insurance and security services	0.10		0.09		11.1
Marketing and advertising	0.15		0.18		(16.7)
Depreciation and amortization	0.25		0.24		4.2
(Gain) on asset dispositions	—		(0.02)		—
Other operating	0.92		0.88		4.5
Total CASM	10.13	¢	9.10	¢	11.3

Aircraft fuel increased 27.2 percent on a cost per ASM basis because jet fuel cost per gallon increased. For the nine months ended September 30, 2010, our average fuel cost per gallon, including taxes and into-plane fees, increased 27.7 percent from $1.77 during the nine months ended September 30, 2009 to $2.26 during the analogous period of 2010. Our fuel tax expense for the nine months ended September 30, 2010 was reduced by $7.5 million due to a claim for a refund of fuel taxes paid between April 2007 and February 2009. The increase in the average cost of jet fuel per gallon resulted in a $138.5 million increase in our aircraft fuel expense during the nine months ended September 30, 2010 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the nine months ended September 30, 2009.

Maintenance, materials and repairs expense increased 16.9 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe checks and rate increases in certain of our power-by-the-hour maintenance agreements. Approximately 76% of our maintenance, materials and repairs expense is attributable to power-by-the-hour maintenance agreements.

Distribution expense increased 12.5 percent on a cost per ASM basis primarily due to higher credit card commissions and fees paid to global distribution systems and participants in other distribution channels. Credit card commissions increased in large part due to increased unit revenue. Fees paid increased because there was a modest increase in tickets sold via global distribution systems and other channels.

Aircraft insurance and security services expense increased 11.1 percent on a cost per ASM basis due to increased cost of security services and an increase in hull and liability insurance rates.

Marketing and advertising costs decreased 16.7 percent on a cost per ASM basis due to planned decreases in advertising and other marketing costs.

(Gain) on asset dispositions for the nine months ended September 30, 2009 was ($3.1) million. (Gain) on asset dispositions pertains primarily to aircraft related transactions. During the nine months ended September 30, 2009, we recognized: $2.4 million loss for the write-off of capitalized interest related to the release in the second quarter 2009 of our obligation to purchase two B737 aircraft which Boeing sold to an unrelated foreign airline; and, a $6.6 million gain pertaining primarily to the deposits we previously received from the potential buyer who defaulted on its obligation to purchase two B737 aircraft in the third quarter.

Other (Income) Expense

Other (income) expense, net increased by $40.0 million to $72.4 million expense, net for the nine months ended September 30, 2010 compared to $32.4 million expense, net for the nine months ended September 30, 2009. Other (income) expense, net includes: interest income; interest expense; capitalized interest; net (gains) losses on derivative financial instruments; and (gain) on extinguishment of debt.

Interest expense, including amortization of debt discount and debt issuance costs, increased by $2.5 million from the nine months ended September 30, 2009 to $63.6 million for the nine months ended September 30, 2010. The increase was due to the following: interest on our 5.25% convertible senior notes issued in October 2009; two new aircraft notes related to aircraft delivered in September 2009; three new interest-rate swap agreements; and interest associated with our Credit Facility.

We reported net losses on derivative financial instruments of $11.9 million for the nine months ended September 30, 2010, compared to net (gains) of ($17.9) million for the nine months ended September 30, 2009. Net (gains) losses on derivative financial instruments consist primarily of realized and unrealized gains and losses on fuel-related derivatives which were not designated as hedges for financial accounting purposes. The fuel-related derivative financial instrument losses for the nine months ended September 30, 2010 were approximately one-half unrealized and resulted in a reduction of the financial statement carrying value of our fuel-related derivative assets.

During the nine months ended September 30, 2009, we repurchased $29.2 million of our 7.0% convertible notes resulting in a gain of $4.3 million.

Income Tax Expense

Our effective tax rate was 34.1 percent for nine months ended September 30, 2010 compared to 0.8 percent for the nine months ended September 30, 2009. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent state composite statutory rate net of federal benefit) due to changes in the valuation allowance for our deferred tax assets, certain expenses which are not deductible for income tax purposes and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. During the nine months ended September 30, 2009, we reported income before taxes but did not recognize material tax expense due to the reduction in the valuation allowance which largely offset income tax expense for the period. During the nine months ended September 30, 2010 we reduced the valuation allowance with a corresponding $5.1 million reduction to income tax expense for the period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had unrestricted cash and cash equivalents of $424.5 million, and we also had $57.6 million of restricted cash. At September 30, 2010, we had no borrowings outstanding under our revolving line of credit facility. During the nine months ended September 30, 2010, our primary sources of cash were cash provided by operating activities and borrowings to refinance aircraft related debt. Our primary uses of cash were repayment of debt, including repayment of borrowings under our revolving line of credit facility, and expenditures for the acquisition of property and equipment. As of October 20, 2010, we had no borrowings outstanding under our revolving line of credit facility and a $50 million letter of credit had been issued under our letter of credit facility. The letter of credit beneficiary was not entitled to draw any amounts as of September 30, or October 20, 2010.

Year to Date 2010 Operating, Investing, and Financing Activities

Operating activities during the nine months ended September 30, 2010 provided $167.1 million of cash flow compared to $122.3 million provided during the analogous period in 2009. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the nine months ended September 30, 2010, we reported net income of $36.6 million compared to net income of $117.6 million for the nine months ended September 30, 2009.

Changes in the components of our working capital impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advance ticket sales, which are recorded as air traffic liability, fluctuate seasonally and also provide cash when we grow and consequently receive additional cash for future travel. This historical source of cash will decline or change to a use to the extent our growth slows or reverses or the amounts held back by our credit card processors increase. During the nine months ended September 30, 2010 and 2009, our air traffic liability balance increased $93.2 million and $16.4 million, respectively, contributing favorably to our net cash flow from operating activities. During the nine months ended September 30, 2010 and 2009, our accounts receivable increased $26.1 million and $12.6 million, respectively, negatively impacting net cash provided by operating activities. Changes in accounts payable, accrued, and other current and non-current liabilities also impact our cash flow from operating activities. During the nine months ended September 30, 2010 and 2009, our accounts payable and accrued and other liabilities decreased $1.3 million and $21.1 million, respectively, negatively impacting net cash provided by operating activities.

Our Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2010 includes a $19.2 million increase in cash flow provided by operating activities pertaining to derivative financial instruments comprised of unrealized non-operating losses on fuel-related derivative financial instruments primarily due to decreases in the fair value of our fuel-related derivative financial instrument assets during the period and net cash received from counterparties related to purchases, issuances and settlement of fuel-related derivative financial instruments. We also provided deposits to interest rate swap counterparties aggregating $8.0 million which required the use of cash.

Our Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2009 includes an $83.6 million decrease in cash flow provided by operating activities related to derivative financial instruments. This item is comprised largely of $74.2 million net payments to counterparties for purchases, issuances and settlements of fuel-related derivative financial instruments. The payments to counterparties included amounts paid to unwind certain fuel-related derivative financial instruments which we believed were unlikely to provide benefit in 2009. The $83.6 million decrease in cash flow provided by operating activities also includes non-operating gains on fuel-related derivative financial instruments. Counterparties to our derivative financial instrument arrangements released deposits held by them as consequences of the unwinding of fuel-related derivatives and the reduction of the value of our fuel-related derivative financial instrument obligations. The amount of deposits received from counterparties, net of deposits paid to counterparties, aggregated $48.8 million during the nine months ended September 30, 2009.

We used cash to increase other assets by $9.7 million and $7.3 million during the nine months ended September 30, 2010 and 2009, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance, and prepaid distribution costs. Additionally, cash was used as we increased prepaid and stored fuel by $10.6 million and $14.5 million during the nine months ended September 30, 2010 and 2009, respectively.

Investing activities during the nine months ended September 30, 2010 used $28.8 million in cash compared to the $36.1 million cash used during the similar period in 2009. Sales of available-for-sale securities are classified as investing activities. During the nine months ended September 30, 2010 and 2009, we sold $1.7 million and $26.6 million of available-for-sale securities, respectively. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of the refunded deposits in the aircraft. During the nine months ended September 30, 2010 and 2009, we paid $12.2 million and $19.9 million in deposits, respectively. In 2009, we also received $41.0 million in previously paid deposits. During the nine months ended September 30, 2010, we expended $18.3 million in cash for the acquisition of rotable parts, buyer-furnished equipment, and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchase of ground and computer equipment. During the nine months ended September 30, 2009, we expended $86.1 million in cash, primarily for the acquisition of two B737 aircraft as well as for the acquisition of rotable parts, buyer-furnished equipment, and other property and equipment.

Financing activities used $256.5 million of cash during the nine months ended September 30, 2010, compared to providing cash of $4.8 million during the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, we repaid $125.0 million under our revolving line of credit facility. We have made no new borrowings under the revolving line of credit facility so far this year. During the nine months ended September 30, 2010, we repaid $90.4 million of aircraft debt financing, including debt repaid in the refinancing of two B737 aircraft.

Holders of 94% of our 7.0% convertible notes, as of June 30, 2010, aggregating $90.4 million principal amount, exercised their right to require us to repurchase the notes in July 2010. We elected to pay the repurchase price in cash in July 2010.

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

In 2009, our Board of Directors authorized, at management’s discretion, the repurchase, from time-to-time, of up to $50 million of our 7.0% convertible notes in open market transactions at prevailing market prices or in privately negotiated purchases. During the nine months ended September 30, 2009, we repurchased $29.2 million of our 7.0% convertible notes resulting in a gain of $4.3 million.

During the nine months ended September 30, 2009, we borrowed $925 million and repaid $890 million under our revolving line of credit facility. Also, during the nine months ended September 30, 2009, we repaid $56.2 million of aircraft debt financing, including $18.1 million for repayments of pre-delivery deposit financing.

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

Expenditures for acquisition of property and equipment, other than aircraft and aircraft parts, are anticipated to be approximately $2 million during the remainder of 2010. Additionally, during the remainder of 2010, we currently have scheduled payments of $10 million related to aircraft purchase commitments. Payments of current maturities of existing debt and capital lease obligations are expected to aggregate $19.0 million during the remainder of 2010.

We may need cash resources to fund increases in collateral provided to counterparties to our derivative financial arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us. We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease. As of September 30, 2010, we provided interest rate swap counterparties with collateral aggregating $34.4 million.

Each agreement with our two largest credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (a holdback). As of September 30, 2010, we were in compliance with our processing agreements and our two largest credit card processors were holding back no cash remittances from us. Our potential cash exposure to holdbacks by our largest two credit card processors, based on advance ticket sales as of September 30, 2010, was up to a maximum of $262.6 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of September 30, 2010, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us. While we may be subject to holdbacks in the future in accordance with the terms of our credit card processing agreements, based on our current liquidity and current forecast, we do not expect that our two largest credit card processors would be entitled to holdback cash amounts during the remainder of 2010.

We believe we have options available to meet our debt repayment, capital expenditure needs, and operating commitments; such options may include internally generated funds as well as various financing or leasing options, including the sale, lease, or sublease of our aircraft or other assets. Additionally, we have a $50 million revolving line of credit facility, under which no borrowings were outstanding as of either September 30, 2010 or October 20, 2010. However, our future financing options may be limited because our owned aircraft are pledged to the lenders that provided financing to acquire such aircraft, and we have pledged, directly or indirectly, a significant portion of our owned assets, other than aircraft and engines, to collateralize our obligations under our Credit Facility. The counterparty to the Credit Facility has agreed to release its lien on certain specified assets securing that facility in the event we seek to re-pledge those assets in order to secure a new financing so long as the aggregate collateral value of the assets pledged under the Credit Facility is at least equal to the amount then available under the Credit Facility.

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

We and the lender have agreed to extend the term of the Credit Facility to December 31, 2012. Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, up to $50 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit up to a maximum aggregate amount of $50 million for the benefit of one or more of our credit card processors. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $450 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2009, we had $125 million in outstanding borrowings under the revolving line of credit facility. We had no borrowings outstanding as of either September 30, 2010 or October 20, 2010. As of September 30, 2010, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million. A letter of credit issued under the letter of credit facility has never been drawn.

Aircraft Related Commitments, Financing Arrangements and Transactions

We have contractual obligations to purchase 51 additional B737 aircraft from The Boeing Company (Boeing) between 2011 and 2017. In June 2010, we entered into amendments to our aircraft purchase agreements with Boeing to defer delivery dates for nine B737 aircraft originally scheduled for delivery between 2011 and 2014 to delivery dates between 2015 and 2017. Simultaneously, Boeing Capital Corporation (BCC), a wholly-owned subsidiary of Boeing, exercised a previously negotiated contractual right requiring us to lease two used B717 aircraft for a term of 10 years commencing in 2011.

The table below summarizes, as of September 30, 2010, all scheduled aircraft fleet additions:

	B737 Aircraft Purchases	B717 Aircraft Leases	Total Aircraft Additions
Remainder of 2010	—	—	—
2011	4	2	6
2012	6	—	6
2013	6	—	6
2014	8	—	8
2015	12	—	12
2016	10	—	10
2017	5	—	5
Total	51	2	53

As of September 30, 2010, our aircraft purchase commitments for the remainder of 2010 and for the next five years and thereafter, in aggregate, are (in millions): 2010—$10; 2011—$140; 2012—$270; 2013—$280; 2014—$370; 2015—$510; and thereafter—$580. These amounts include payment commitments, including payment of pre-delivery deposits and buyer-furnished equipment, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have debt financing commitments from two lenders to finance a significant portion of the purchase price of two B737 aircraft scheduled for delivery to us in 2011 and two other B737 aircraft from those to be delivered in 2011 or 2012. AirTran has no current arrangements for the financing of B737s other than as described in the immediately preceding sentence. In addition, BCC has the right to require us to lease up to three additional used B717s for up to 10 years provided that to the extent BCC shall so require, we have the right to cancel a like number of B737 aircraft from our B737 order book with Boeing.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own operating performance, and our recent ability to refinance B737 aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries. In recent years, we have rescheduled new aircraft deliveries to moderate our rate of growth and accordingly, we have stretched out our aircraft purchase obligations through 2017. We currently believe that our cash resources will be sufficient to satisfy our pre-delivery deposit obligations. Should our existing cash resources be insufficient, we may seek to: obtain additional debt financing or equity capital; further revise our aircraft delivery schedule; and/or amend the terms of our aircraft purchase agreement, including those provisions relating to pre-delivery deposits.

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

Interest Rates

We had approximately $634.6 million and $665.7 million of variable-rate debt as of September 30, 2010 and December 31, 2009, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest-rate swap agreements. During the nine months ended September 30, 2010, we entered into three interest-rate swap arrangements pertaining to $65.0 million notional amount of outstanding debt. The notional amount of the outstanding debt related to interest-rate swaps at September 30, 2010 and December 31, 2009 was $487.5 million and $447.0 million, respectively. These swaps expire between 2016 and 2020. The interest-rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. As of September 30, 2010, the fair market value of our interest-rate swaps was a liability of $43.9 million. If average interest rates increased by 100 basis points during 2010, as compared to 2009, our projected 2010 interest expense would increase by approximately $0.4 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended September 30, 2010 and 2009 represented 34.5 percent and 33.9 percent of our operating expenses, respectively. Aircraft fuel expense for the nine months ended September 30, 2010 and 2009 represented 34.7 percent and 30.3 percent of our operating expenses, respectively.

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

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of September 30, 2010, we were not required to provide counterparties to fuel-related derivative financial instruments with any collateral. Any collateral is classified as restricted cash, if the funds are held in our name. The collateral is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide collateral to counterparties, which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

In summary, our fuel-related derivative financial instruments impacted our financial statements for the three and nine months ended September 30, 2010 as follows:

•
We recorded a non-operating net gain on fuel-related derivative financial instruments of $15.3 million during the three months ended September 30, 2010, and a non-operating net loss on fuel-related derivative financial instruments of $11.9 million during the nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2010, we realized losses related to derivative financial instruments of $6.6 million and $5.7 million, respectively.

•
As of September 30, 2010, the estimated fair value of our fuel-related derivative financial instruments was a net asset of $30.9 million. The fair value of our fuel-related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel-related derivatives.

As of September 30, 2010, we had entered into fuel-related option agreements which pertain to 53 million gallons or 58 percent of our projected October through December 2010 fuel requirements, 185 million gallons or 48 percent of our projected 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. As of September 30, 2010, we had no swap agreements or outstanding refinery-margin swap agreements.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the remainder of 2010, before the impact of our derivative financial instruments, would increase approximately $2.3 million based on projected operations.

The (1) estimated total ultimate cash benefit (use) of our fuel-related derivatives scheduled to settle during the remainder of 2010 and 2011 and (2) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $80 per barrel are estimated as follows at the specified crude per barrel prices (in millions, except per barrel amounts which are in dollars):

	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel-Related Derivative Financial Instruments Held as of September 30, 2010	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivative Financial Instruments) Compared to Jet Fuel Cost Based on Crude Oil of $80 per Barrel
Three Months Ending December 31, 2010
Assumed average market crude price:
$ 60 per barrel	$(10.3)	$53.2
$ 80 per barrel	(3.9)	—
$ 100 per barrel	16.4	(53.2)

Twelve Months Ending December 31, 2011
Assumed average market crude price:
$ 60 per barrel	$(31.1)	$222.6
$ 80 per barrel	(11.8)	—
$ 100 per barrel	31.3	(222.6)

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

2.	As of September 30, 2010 and October 20, 2010, we had provided no collateral for fuel-related derivatives to counterparties.
3.	Changes in the refining margin may also impact the cost of jet fuel. The refining margin assumption included in the table above is 15% of the assumed average market crude price.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our controls and procedures were effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

As of October 25, 2010, seven purported class action lawsuits have been filed on behalf of individual shareholders and similarly situated AirTran stockholders in state court in Nevada (three cases) and in state court in Florida (four cases) against each member of the AirTran board of directors, Southwest and Merger Sub (the “Merger Litigation Cases”), and certain officers of the Company. Each of the Merger Litigation Cases alleges substantially the same claims including that the consideration to be received by our stockholders in the merger is unfair and inadequate and that those AirTran officers and directors named as defendants (the “individual AirTran defendants”) violated their fiduciary duties by approving the merger agreement through an unfair and flawed process and by approving certain deal protection mechanisms contained in the merger agreement and that AirTran, Southwest and Merger Sub aided and abetted the individual AirTran defendants in the breach of their fiduciary duties to AirTran’s stockholders. The Merger Litigation Cases generally seek injunctive relief: (i) enjoining the defendants from consummating the merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the individual AirTran defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the merger agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiff’s costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. Each of the Merger Litigation Cases is in a preliminary stage. AirTran and the individual AirTran defendants named in the Merger Litigation Cases believe that the lawsuits are without merit and intend to defend them vigorously.

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (Delta) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. Subsequent to the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; Las Vegas, Nevada; and Oakland, California. All of the cases were consolidated before a single judge in Atlanta. An amended complaint filed in February 2010 in the consolidated action broadened the allegations to add claims that Delta and AirTran also cut capacity on competitive routes and raised prices. The amended complaint seeks injunctive relief against a broad range of alleged anticompetitive activities and attorneys fees. On August 2, 2010, the Court dismissed that portion of the plaintiffs’ claims of a continuing conspiracy such that AirTran had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy to with respect to the imposition of a first bag fee. AirTran denies all allegations of wrongdoing, including those in the amended complaint, and intends to defend vigorously any and all such allegations.

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

Information regarding risk factors appears in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. We have included below the risk factors that we believe have significantly changed from the risk factors previously disclosed in such Annual Report. You should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference.

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame or at all could adversely affect our stock price and our future business and financial results.

The Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including approval of our stockholders and the expiration or termination of applicable waiting periods under U.S. antitrust laws and various approvals or consents that must be obtained from regulatory authorities. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize some or all of the synergies expected to be achieved. We will also incur certain transaction costs whether or not the Merger is completed. Any failure to complete the Merger could have a material adverse effect on our stock price and our future business and financial results.

Uncertainty about the Merger and diversion of management could harm us or the combined company, whether or not the Merger is completed.

The announcement of the Merger could result in current and prospective employees experiencing uncertainty about their future with us or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the Merger will also require a significant amount of time and attention from our management. The diversion of management’s attention away from ongoing operations could adversely affect our business relationships. If the Merger is not consummated during the first half of 2011, as currently anticipated, the adverse effects of these uncertainties and the diversion of management’s attention could be exacerbated by the delay. Even if the Merger is consummated, integration of operations will require substantial time after consummation of the Merger, and the combined company may lose management personnel and other key employees and be unable to attract and retain such personnel and employees.

The anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The Merger involves the integration of two companies that have previously operated independently. Prior to announcement, we did not conduct any integration planning for the two companies, and our ability to do so prior to consummation of the Merger is substantially limited by applicable law. After the Merger, the two companies will devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

Additionally, as a condition to their approval of the Merger, regulatory authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. If the combined company agrees to these requirements, limitations, costs, divestitures or restrictions, its ability to realize the anticipated benefits of the Merger may be impaired.

The combined company may also be unable to use our current net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes. Changes in services, changes in sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on the combined company’s financial results, financial condition and stock price.

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

AirTran Holdings, Inc.
(Registrant)
Date: October 26, 2010	/s/ Arne G. Haak
Arne G. Haak Senior Vice President of Finance, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer
31.2	—	Rule 13(a)-14 Certification of Chief Financial Officer
32.1	—	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350