Form 10-K
period 2010-12-31
AIRTRAN HOLDINGS INC
filed 2011-02-04
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $657 million (based on the last reported sale price on the New York Stock Exchange on that date). The number of shares outstanding of the registrant’s common stock as of January 31, 2011, was 135,668,598 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from portions of the proxy statement, to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting of stockholders to be filed with the Commission or, if no such proxy statement is timely filed, shall be included in an amendment to this annual report.

TABLE OF CONTENTS

		PAGE
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Submission of Matters to Vote of Security Holders	31
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial and Operating Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	103
Item 9A.	Controls and Procedures	103
Item 9B.	Other Information	105
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	105
Item 11.	Executive Compensation	105
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	105
Item 13.	Certain Relationships and Related Transactions, and Director Independence	106
Item 14.	Principal Accountant Fees and Services	106
PART IV
Item 15.	Exhibits and Financial Statement Schedule	106

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

Certain important factors could cause actual events or results to differ materially from those expressed or implied by forward-looking statements include those factors discussed elsewhere in this annual report in Item 1A under “Risk Factors” or in the documents incorporated by reference into this annual report. Such factors include, but are not limited to the following:

•	changes in our business strategy and our ability to successfully execute our current strategy;

•	the continuing impact of the global adverse macroeconomic conditions and disruption in U.S. and global capital markets;

•	the cost, price volatility, and availability of aviation fuel – including the impact of significant disruptions in fuel supply and significant increases in fuel prices;

•	the impact of potential future significant operating losses;

•	our ability to generate working capital from operations;

•	our ability to maintain adequate liquidity;

•	our fixed obligations and our ability to obtain and maintain financing for operations, aircraft financing, refinancing of existing indebtedness, and other purposes;

•	the amount of our floating rate or hedged indebtedness and changes in prevailing interest rates;

•	the impact of our fuel hedging activities and the scope and terms of such activities;

•	our ability to operate pursuant to the terms of financing facilities (particularly any financial covenants);

•	our ability to obtain, maintain, and comply with the terms of credit card processing agreements;

•	our ability to take delivery of and to finance aircraft;

•	the adequacy of our insurance coverage;

•	consumer demand for, and acceptance of, services offered by us, as well as our ability to attract and retain customers;

•	our ability to achieve and maintain acceptable cost and fare levels;

•	our ability to grow new and existing markets;

•	our ability to maintain or expand cost advantages compared to various competitors;

•	our ability to attract and retain qualified personnel;

•	labor costs and relations with unionized employees generally, and the impact and outcome of labor negotiations;

•	the impact of political instability in markets we serve or may seek to serve;

•	the potential impact of future terrorist attacks, hostilities, infectious disease outbreaks or other global events that affect travel behavior;

•	our reliance on automated systems and the potential impact of any failure or disruption of these systems;

•	our ability to obtain and maintain commercially reasonable terms with vendors and service providers and our reliance on those vendors and service providers;

•	changes in government legislation and regulation, including increased fees and taxes, increased environmental regulation, and changes in, or termination of, government-guaranteed insurance;

•	the impact of fleet concentration and changes in fleet mix;

•	the impact of increased maintenance costs as our aircraft age and/or utilization increases;

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

•
risks associated with actual or potential acquisitions or other business transactions including our ability or the ability of any acquirer to achieve any synergies anticipated as a result of such transactions and to achieve any such synergies in a timely manner; and

•
risks associated with a failure to consummate the merger with Southwest, including risks arising from costs incurred in contemplation of the merger or in connection with certain terminations of the merger agreement, risks arising from changes in customer mix, bookings, or both resulting from anticipation of the merger, risks associated with the loss of certain management personnel occurring in anticipation of the merger, and risks associated with potential negative perceptions arising from a failure to consummate the merger.

PART I

ITEM 1.	BUSINESS

The Company

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our hubs in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. As of January 31, 2011, we operated 86 Boeing B717-200 aircraft (B717) and 52 Boeing B737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 69 locations in the United States and the Caribbean, including San Juan, Puerto Rico; Cancun, Mexico; Montego Bay, Jamaica; Nassau, The Bahamas; and Orangestad, Aruba. The traditional elements of our success include: competitive fares; superior service; an attractive network; product value; low unit costs; adaptability; flexibility; innovation; and the enthusiasm and skills of our employees.

Our service is designed not only to satisfy the transportation needs of our target customers, but also to provide customers with a travel experience worth repeating. We flew 24.7 million revenue passengers during 2010, a 3.0 percent increase from the 24.0 million revenue passengers we served in 2009. Our operating cost structure ranks among the lowest of all United States airlines. We believe that we have among the lowest non-fuel unit operating costs of all United States airlines on an aircraft stage length adjusted basis. We use our low cost advantage to provide value to both business and leisure customers.

As demonstrated by our number one ranking in the Wall Street Journal’s annual airline scorecard, our 2010 operational performance was outstanding. Our year 2010 number one ranking among all major U.S. airlines was based on our performance in the key operational areas of on-time arrivals, cancelled flights, baggage handling, involuntary denied boarding passengers, and customer complaints. For 2010 and compared to 2009, AirTran Airways' traffic increased 5.3 percent to more than 19.5 billion revenue passenger miles on a 3.3 percent rise in available seat miles. The airline's load factor increased 1.6 points to 81.4 percent, and the number of enplaned passengers increased 3.0 percent to 24.7 million. Each of these metrics represents an all-time record for the airline. In addition to these traffic milestones, AirTran’s 2010 operational performance was the best in the airline’s history. In 2010, we were among the  industry leaders with 82.7 percent of our flights arriving on-time (as measured by flight arrivals within 15 minutes of scheduled time), we completed 98.9 percent of our flights, and we continued our industry leading baggage handling performance with a new record low mishandled baggage rate of less than two bags per one thousand passengers.

Our principal executive offices are located at 9955 AirTran Boulevard, Orlando, Florida 32827, and our telephone number is (407) 318-5600. Our official Web site address is airtran.com. We make available, free of charge, at airtran.com, the charters for the committees of our board of directors, our code of conduct and ethics, and, as soon as practicable after we file them with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports. We also post filings under Section 16 of the Exchange Act on our Web site. Any waiver of the terms of our code of conduct and ethics for the chief executive officer, the chief financial officer, any accounting officer, and all other executive officers will be disclosed on our Web site.

The reference to our Web site does not constitute incorporation by reference of any information contained at that site.

Recent Development – Proposed Acquisition of AirTran by Southwest Airlines

On September 26, 2010, AirTran, Southwest Airlines Co., a Texas corporation (Southwest), and a wholly-owned subsidiary of Southwest (the Southwest merger subsidiary) entered into an Agreement and Plan of Merger (the Merger Agreement), providing for the acquisition of AirTran by Southwest. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Southwest merger subsidiary will be merged with and into AirTran (the Merger), with AirTran continuing as the surviving corporation and as a wholly-owned subsidiary of Southwest. Following the effective time of the Merger, AirTran will merge with and into a wholly-owned limited liability company subsidiary of Southwest.

If consummated, the proposed acquisition of AirTran by Southwest will combine AirTran with the largest low cost airline in the United States. We believe Southwest possesses one of the strongest brands in the industry and, based on U.S. Department of Transportation data as of June 30, 2010, was the largest domestic air carrier in the United States based on the number of originating passengers boarded. The acquisition, if consummated, will have material impacts on the business strategy, liquidity, operating results, financial commitments, and financial position of AirTran. The discussion in this report generally does not address or quantify the impacts of the proposed acquisition of AirTran by Southwest.

Southwest and AirTran currently expect the closing of the Merger to occur in the second quarter of 2011. However, the Merger is subject to regulatory clearance and the satisfaction or waiver of other conditions as described in the Merger Agreement, and it is possible that factors outside the control of Southwest and AirTran could result in the Merger being completed at a later time, or not at all.

The Merger Agreement contains certain termination rights for both AirTran and Southwest, including if the Merger is not consummated on or before September 26, 2011 (subject to extension by mutual agreement of the parties) or if the approval of AirTran’s stockholders is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by AirTran as a result of an adverse change in the recommendation of AirTran’s board of directors, AirTran may be required to pay to Southwest a termination fee of $39 million.

Business Strategy

Our business strategy is centered on providing quality low fare service by operating a strong hub and network system utilizing a modern fleet of all Boeing aircraft. Our strategy continues to place strong emphasis on providing high quality and friendly service while maintaining our low unit cost advantage.

As demonstrated by our number one ranking in the Wall Street Journal’s annual airline scorecard, our 2010 operational performance was outstanding. Our year 2010 number one ranking among all major U.S. airlines was based on our performance in the key operational areas of on-time arrivals, cancelled flights, baggage handling, involuntary denied boarding passengers, and customer complaints.

While the assessment for 2010 is not yet available, for 2009, AirTran Airways was selected as the top low-cost carrier for the third consecutive year in the prestigious Airline Quality Rating (AQR) study, developed in 1991 as an objective method for assessing airline quality. Our rating was the highest of all low-cost carriers and significantly higher than our legacy airline competitors. The year 2009 was the sixth consecutive year for which AirTran ranked third or higher for quality among all U.S. carriers. This independent rating is conducted by professors at Purdue University’s Department of Aviation Technology and the W. Frank Barton School of Business at Wichita State University. The AQR evaluates airlines in four major areas: on-time performance, denied boardings, mishandled baggage, and customer complaints.

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

Provide Quality Low Fare Service. We established our competitive position by providing affordable fares that appeal to price conscious travelers. We have grown our business through innovative product offerings designed to enhance the entire airline travel experience of our customers while maintaining affordable fares. The AirTran Airways experience features:

•	competitive fares offered in an easy to understand fare structure

•	user-friendly automated services for reservations, ticketing, and check-in through our:

•	award winning Web site, airtran.com

•	Bye-Pass® airport self-service kiosks

•	Mobile Web program, allowing customers to view flight status, check-in for flights and select seats using their mobile communications and information devices (MCIDs)

•	customer friendly services, including:

•	trained and friendly customer contact personnel

•	a highly affordable Business Class

•	advance seat assignments

•	special amenities, such as XM Satellite Radio, which we introduced to the air travel industry

•
GoGo® wireless, broadband Internet access on every flight including: Web, e-mail, instant messaging and access to corporate e-mail and network systems (virtual private networks) through passengers’ Wi-Fi enabled devices

•	attractive customer loyalty programs, including our:

•	A+ Rewards® program

•	A2B® corporate travel program

•	AirTran U® student travel program

•	AirTran Airways co-branded credit card

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

During 2010, we continued to develop our route network by: increasing our presence in Orlando, Baltimore, and Milwaukee; initiating service to five domestic locations; and initiating service to one international destination. More specifically, during 2010, we:

•
Expanded our presence in Milwaukee along with SkyWest Airlines Inc., with whom we have a marketing agreement to support our Milwaukee hub. Under this agreement, SkyWest Airlines now offers regional jet service between Milwaukee and six destinations. We, together with our marketing partner, currently serve 25 non-stop destinations to and from Milwaukee.

•
Increased flying to the Caribbean in 2010 by adding service to Montego Bay, Jamaica, and extended our Caribbean reach from Baltimore/Washington by adding new flights to San Juan, Puerto Rico. We have also announced service to Punta Cana, Dominican Republic, which will commence in February 2011 and seasonal service to Bermuda, which will commence in April 2011.

Since 2000, we have expanded the scope of our route structure to include coast-to-coast flying and have increased the number of flights both from our Atlanta hub as well as from other airports. Also, we have expanded our route structure by increasing the amount of non-Atlanta related operations from approximately ten percent of our daily operations as of December 31, 2001, to approximately 51 percent of daily operations in December 2010 (see table below). Much of this diversification was done through the addition of nonstop service to Florida. In the future, we may selectively add new “point-to-point” routes between cities that we currently serve, as well as create additional hubs or additional “focus” cities.

Airport	Daily Operations*	Nonstop Markets Served	% of System Daily Flights*
Atlanta (ATL)	360	55	49%
Orlando (MCO)	130	42	18%
Baltimore-Washington (BWI)	104	23	14%
Milwaukee (MKE)	87	20	12%
Fort Myers (RSW)	49	13	7%
Tampa (TPA)	40	11	6%
Boston (BOS)	39	8	5%
Indianapolis (IND)	37	8	5%
Fort Lauderdale (FLL)	34	9	5%
New York (LGA)	34	6	5%
Pittsburgh (PIT)	27	6	4%
Chicago (MDW)	26	4	4%
Washington (DCA)	22	4	3%
Akron Canton (CAK)	21	6	3%

*	Operations is defined as the average number of take-offs and landings at each city; percentage of system flights will be greater than 100%

Offer Sales through Our Web site. We utilize the Internet as an integral part of our distribution network and emphasize our Web site, airtran.com, prominently in all of our marketing. Sales booked directly on airtran.com represent our largest and most cost-effective form of distribution. In addition to being user-friendly and simple, our Web site is designed to sell tickets efficiently. We have added functionality to airtran.com that allows customers to easily book and manage their travel including the ability to retrieve and change future flight reservations, make seat selection and check-in online. We also offer alternate forms of payment, including Bill Me Later, PayPal, and PaySecure by Acculynk, in order to ensure we are meeting our customers’ needs. Sales through airtran.com produced 55 percent of our revenues during 2010.

Utilize New and Modern Fleet. Our entire fleet is comprised of B717 and B737 aircraft. We had a combined total of 138 aircraft on December 31, 2010, with an average fleet age among the lowest in the industry at 7.5 years.

We were the launch customer for the B717 in 1999, which was designed specifically for efficient short-haul service. As of January 31, 2011, our fleet included 86 B717 aircraft. Although Boeing discontinued the production of the aircraft in 2006, we believe the B717 remains well suited for the short-haul, high-frequency service that we operate and provides operating efficiencies which support our low cost structure. AirTran has a commitment to lease two additional used B717 aircraft from Boeing. Those leases are expected to commence in February 2011.

We took delivery of our first B737 aircraft in June 2004 and, as of January 31, 2011, our fleet included 52 B737 aircraft. In addition to our existing 52 B737 aircraft, we hold firm orders for 51 additional B737 aircraft to be delivered between 2011 and 2017. We also hold one option to purchase one B737 in the fourth quarter of 2012. We believe the B737 is an ideal complement to our B717 aircraft, offering us a larger aircraft, increased range, and even lower operating cost per available seat mile flown. The B737 aircraft has allowed us to extend our network to selected cities in the western United States and gives us the ability to expand our international operations to additional locations in the Caribbean and Mexico as well as locations in Canada and Central America should we choose to do so. We believe the B737 aircraft enhances the AirTran Airways brand while offering improvements in our operating performance.

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

We reduced our average non-fuel operating costs per available seat mile for each of the six years in the 2002 to 2007 period. As we slowed our growth in 2008, reduced our capacity in 2009, and moderately increased capacity in 2010, our total non-fuel operating costs and our non-fuel operating cost per available seat mile increased in each year. We believe that we continue to have among the lowest non-fuel operating costs of all U.S. airlines on an aircraft-stage-length-adjusted basis.

Attractive Hub and Route Network. Under our existing lease of facilities at Hartsfield-Jackson Atlanta International Airport, the world’s busiest airport, we operate 22 gates from a single concourse and ten additional gates on an adjacent concourse. In 2010, we extended the lease term to September 2017. With our 2010 expansion to five additional domestic locations and one additional international destination, we now offer quality low fare service to 60 destinations from Atlanta, including service to most of the largest travel markets within the continental United States and to popular international destinations in Mexico and the Caribbean. Additionally, we have announced that we will commence service to Punta Cana, Dominican Republic in February 2011 and seasonal service to Bermuda in April 2011, and we may add additional markets later in the year.

Diversified Traffic Base. We serve both the leisure and business traveler. Over the past eight years, we have also diversified our network, increasing operations in key business markets like Baltimore/Washington (BWI), Milwaukee (MKE), Indianapolis (IND), New York (LGA), and Chicago-Midway (MDW), as well as adding a number of new direct routes from Florida. As a percentage of total operations, Atlanta presently represents approximately 49 percent of our network, down from approximately 90 percent at the end of 2001. This market diversification provides a number of marketing and cost synergies and adds stability to our revenues by protecting against risks that may impact individual markets.

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

Innovative Marketing. Our marketing efforts target both business and leisure travelers. We have developed a number of unique and innovative programs designed to stimulate demand for travel, create customer loyalty, highlight our unique product attributes, like affordable Business Class, and target both business and leisure travelers. Our popular leisure programs include Net Escapes Internet specials and the AirTran U student travel program. Our A2B Corporate Program and EventSavers Meetings & Conventions Program effectively attract and retain business customers. During 2009, we introduced wireless, broadband Internet access on every flight including:  Web, e-mail, instant messaging and access to corporate e-mail and network systems (virtual private networks) through passengers’ Wi-Fi enabled devices.

 A+ Rewards. Our A+ Rewards frequent flyer program (“A+ Rewards”) offers a number of ways to earn free travel including the use of the AirTran VISA card, Hertz car rentals, and bonus earnings for Business Class travel. We believe this program creates brand loyalty and provides opportunities for incremental revenue through credit sales and partnerships.

A+ Rewards members may purchase A+ Rewards credits, extend the expiration of A+ credits, or give A+ credits to another member to help earn a free flight faster. A+ Rewards credits earned after November 13, 2007, by holders of our AirTran VISA card and our elite A+ Rewards members, have a two-year expiration date instead of the one-year expiration date for general members.

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

Competitors with greater liquidity and access to capital or with a broader network may set their fares at or below our fares or increase the frequency of their service. This competition could prevent us from attaining a share of the passenger traffic necessary to sustain profitable operations in one or more markets. Our ability to meet price competition is dependent, in part, on operating with costs equal to, or lower than our competitors or potential competitors.

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

Route System, Scheduling, Fares, and Market Selection

Our route system extends from coast to coast in the United States as well as to selected destinations in Mexico and the Caribbean. The majority of markets we currently serve are located in the eastern United States. These markets are attractive due to the concentration of major population centers within relatively short distances from our hubs, the historically high airfares charged by our competitors in these markets, and the significant number of both current and potential business and leisure customers.

Our schedules are designed to provide convenient nonstop service and connections for our business and leisure travelers to our hubs and to facilitate connections for our passengers traveling through our hubs. Our network strength in Atlanta provides a strong base of local and connecting traffic. We offer an easy to understand fare structure with a variety of fares at differing advance purchase intervals as well as “walk-up” and Business Class fares. We manage the availability of seats at each fare level by day of week and by flight to maximize revenue. From time to time, we also revise our fares based on changes in our operating costs as well as expected demand for air travel.

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

In the first quarter of 2010, SkyWest Airlines Inc., with whom we have a marketing agreement to support our Milwaukee hub, expanded its presence in Milwaukee. Under this agreement, SkyWest Airlines now offers regional jet service between Milwaukee and six destinations. We, together with our marketing partner, currently serve 25 non-stop destinations to and from Milwaukee.

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

Ancillary Revenue

Non-fare ancillary revenue is an important source of our revenue from operations. Traditional sources of ancillary revenues include fees we charge for the carriage of pets; liquor sales; baggage charges;  special services fees, such as fees related to the transportation of unaccompanied minors; and revenue from the sale of frequent travel credits. In 2007, we introduced optional fees for advance seat assignments and a fee for call center services. In 2008, we introduced fees for priority seat selection, the extension or transfer of A+ Miles Rewards (in addition to fees for the purchase of A+ Miles Rewards), and fees for checked baggage. We continually evaluate potential new services which may be of interest to our customers. As a result of the unbundling of our pricing and services and, to a lesser extent the introduction of new fee-generating services, our ancillary revenues have grown since 2007, with significant growth in ancillary revenues occurring in 2008 with the introduction of checked bag fees and in 2009 and 2010, with full years of checked bag fees for all checked baggage. The unbundling of our pricing has allowed us to maximize revenue in ways that enable us to offer service in a number of markets. Unbundling allows our customers to choose and pay for only the services they desire.

Distribution, Marketing, and E-Commerce

As we seek to position our product and stimulate new customer demand, our marketing efforts are focused on value oriented business and price-sensitive leisure travelers who are key to our success. We believe that targeting price-sensitive travelers offers the greatest opportunity for growing our revenue base.

The primary objective of our marketing activities is to further an innovative brand identity that is visibly unique and easily contrasted with our competitors. We communicate regularly and frequently with existing and potential customers through the use of advertisements in or on:  newspapers; satellite, Internet, and over-the-air radio; broadcast, cable, and satellite television; out-of-home media; direct mail; e-mail; movie theatres; and the Internet, as well as public relations efforts. These communications typically feature our destinations; quality of product, such as Business Class, GoGo onboard Internet service, XM radio, our young all Boeing aircraft fleet and assigned seating; everyday affordable fares; and special sales promotions. We also promote the use of airtran.com.

Customers may book flights with us through our Web site, other Internet Web sites, travel agencies booking via global distribution systems (GDS), our Mobile-Web program, and our own reservation call centers.  Our Web site, airtran.com, continues to be our primary distribution channel and, along with our reservation call centers, accounted for 61 percent of our total bookings in 2010. Travel agency Web sites such as Travelocity.com and Expedia.com, corporate booking agencies, and traditional travel agencies represented 39 percent of our total 2010 bookings.

On our customer friendly Web site, passengers can select their seats, check-in, print their own boarding passes, purchase trip insurance, and book hotel accommodations with InterContinental Hotels Group and car rentals with Hertz. Our Bye-Pass self-service kiosks facilitate check-ins at the airport and provide our customers with an additional opportunity to purchase Business Class upgrades. Over half of our customers now check-in using airtran.com or Bye-Pass self-service kiosks.

We have adapted our reservations system to accommodate industry standard electronic tickets, or E-ticket, capability. This feature enables travel agencies, travel management companies, and online travel distributors using certain GDS systems to issue conventional, industry standard electronic tickets that greatly improve the efficiency of the ticketing, accounting, and post-departure reporting aspects of air travel.

We charge a convenience fee for bookings made using our internal call centers. We believe this fee is consistent with other booking channels that provide interactive travel assistance, namely travel agents. We also offer Bill Me Later and PayPal payment options for call center and online bookings at airtran.com. These options provide expanded payment options for our customers.

We offer our customers an affordable Business Class product with two-by-two oversized seats that have more leg and seat room than the typical coach cabin. Our Business Class is available via direct purchase or with an upgrade program that can be purchased within 24 hours of travel. Select members of our A2B Corporate program and Elite members in our A+ Rewards program may also receive complimentary Business Class upgrades when purchasing certain fares.

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

We also offer our automated frequent flier program known as A+ Rewards. Our customers may earn either free roundtrip travel or Business Class upgrades, or under certain circumstances, free travel on other airlines. A+ Rewards credits can also be earned for purchases made with an AirTran Airways A+ Visa card, when renting from Hertz, purchases from other A+ Rewards partners, and in conjunction with marketing promotions that we may run from time to time. Additionally, American Express Membership Rewards is a partner and enrollees may convert Membership Rewards into A+ Rewards credits.

We perform substantially all of our marketing, promotional, and media relations in-house and typically utilize outside services for advertising and public relations.

Computer Reservations

We are a participant in the major travel agency Global Distribution Systems (GDSs), including Amadeus, SABRE, and Travelport. These systems provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without contacting our reservations facility. We pay booking fees for completed transactions made in the GDSs. We also participate with a number of emerging distribution tools and other Internet-based booking tools. These companies generally have a lower cost for participation.

Employees

As of December 31, 2010, we employed approximately 8,330 employees, equivalent to approximately 7,992 full-time equivalents.

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

We have seven crafts or classes of employees that are represented by labor unions and are covered by collective bargaining agreements. The Railway Labor Act governs our relations with these labor organizations. The agreement with our dispatchers, who are represented by the Transport Workers Union (TWU), was ratified in February 2010 and becomes amendable in March 2014. The agreement with our pilots, who are represented by the Air Line Pilots Association (ALPA), as successor by merger to the National Pilots Association (NPA), was ratified in November 2010, became effective December 1, 2010, and becomes amendable in December 2015.

We have four separate agreements with employee groups represented by the International Brotherhood of Teamsters (IBT). Our agreement with our maintenance technicians and inspectors was ratified in October 2009 and becomes amendable in October 2013. The agreement with our technical training instructors was ratified in March 2010 and becomes amendable in March 2015. The agreement with our stock clerks was ratified in June 2006 and becomes amendable in June 2011. Our agreement with our ground service mechanic employees was effective September 2006 and becomes amendable in September 2011. We have a collective bargaining agreement with our flight attendants who are represented by the Association of Flight Attendants (AFA). Our agreement with the flight attendants was ratified in June 2005 and became amendable December 1, 2008. Negotiations regarding proposed amendments to the flight attendants’ collective bargaining agreement are currently in mediation under the auspices of the National Mediation Board.

We also have many employees who are not represented by labor unions. Our customer service, ramp and reservations agents are not represented by labor unions and have rejected unionization by a substantial margin three times in the past eleven years. In December 2009, the National Mediation Board (NMB) dismissed an election petition for lack of a sufficient showing of interest and issued a one year election bar. In December 2010, the International Association of Machinists (IAM) filed a new election petition with the NMB. At this time there is no determination by the NMB regarding the sufficiency of this petition. We are unable to predict whether any of our non-union employee groups will elect to be represented by a labor union or become covered by a collective bargaining agreement in the future. The election of a bargaining representative could result in employee compensation and/or working condition demands that could impact our operating performance and expenses.

Fuel

Aircraft fuel is our largest expenditure and accounted for 34.8 percent, 31.4 percent, and 45.5 percent of our 2010, 2009, and 2008 operating expenses, respectively. Increases in fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. Efforts to reduce our exposure to increases in the price of aviation fuel have included the utilization of both fuel pricing arrangements in purchase contracts with fuel suppliers and derivative financial instruments. As of December 31, 2010, we had no fixed pricing arrangements with fuel suppliers for any future period. We have entered into various derivative financial instruments with financial institutions to reduce the variability of ultimate cash flows associated with fluctuations in jet fuel prices. As of December 31, 2010, we had fuel-related option agreements and we had no swap agreements or refinery-margin swap agreements. For a discussion of jet fuel-related derivative financial instruments, see ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 3 – Financial Instruments.” Also, see ITEM 7A. “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – Aviation Fuel” for a discussion of the effects of future fuel prices.

The adverse impacts of high fuel prices are mitigated somewhat by our operation of relatively new fuel-efficient B737 and B717 aircraft which comprise our fleet. While we believe the fuel efficiency of our fleet offers us an advantage over many of our competitors who operate less fuel-efficient aircraft, increases in fuel costs which are not offset by the impact of fuel-related derivative financial instruments or by fare increases will have an adverse effect on our future operating margins.

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

As of December 31, 2010, our aircraft fleet consisted of 86 B717 aircraft and 52 B737 aircraft having a collective weighted-average age of 7.5 years. We expect our maintenance expenses to rise as the ages of our aircraft increase and as manufacturer warranties expire. Maintenance costs also increase as the maintenance, repair, and overhaul providers escalate their pricing. During 2011, we expect aircraft maintenance costs to increase due to the aging of both aircraft types and an increased number of heavy checks for our B717 aircraft.

We believe the long-term cost of maintaining our aircraft will be within industry norms. However, we may be required to comply with new FAA regulations or Airworthiness Directives that may be promulgated in the future and there can be no assurance that we will not encounter unexpected maintenance expenses or that our maintenance expense will remain within industry norms.

Aircraft airframe maintenance and repair consists of routine and non-routine daily maintenance, A Check and phase level maintenance, and heavy maintenance checks. Routine and non-routine maintenance is performed in Atlanta, Orlando, Baltimore, Milwaukee, Fort Lauderdale, Indianapolis, and Dallas by our employees and by qualified third party contractors at the other cities we serve. Heavy B717 and B737 aircraft airframe maintenance is performed by FAA approved third parties. Maintenance repair costs for major components on our aircraft, including engines, landing gear and auxiliary power units (APUs), are covered under maintenance agreements with FAA approved repair stations.

Our maintenance technicians undergo extensive initial and on-going training to ensure safety of our aircraft.  For 2009, we received the FAA’s Air Maintenance Technical Diamond Certificate of Excellence for Maintenance Training, the FAA’s highest maintenance award. This marked the fourteenth consecutive year we have received this award for exceeding the required levels of safety training for our maintenance technicians.
In addition to core model specific training on each type of aircraft, AirTran Airways has initiated wiring, human factors, and fuel tank safety specific training.

Insurance

We carry what we believe are customary levels of passenger-liability insurance, aircraft insurance for aircraft loss or damage, war-risk insurance, and other business insurance. We also believe our insurance coverage in these areas is adequate. We are exposed to potential catastrophic losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only repair or replacement of a damaged aircraft and the consequent temporary or permanent loss of the original aircraft from service but also significant potential claims by passengers and others. We currently maintain liability insurance in amounts and of the type which we believe are consistent with industry practice. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be decreased or that we will not be forced to bear substantial losses from accidents. Substantial claims resulting from an accident in excess of related insurance coverage or not covered by our insurance could have a material adverse effect on us. Congress passed the Homeland Security Act of 2002, which mandated the federal government to provide third-party, passenger, and hull war-risk insurance coverage to commercial carriers through August 31, 2003. Coverage under this Act has been extended and currently we have received certification of coverage through September 30, 2011.

Airport Operations

Ground handling services, provided by third parties, typically are of three types: above-wing only, under-wing only, and complete ground handling. Above-wing services include, but are not limited to, passenger check-in, gate processing, and baggage office services. Under-wing ground handling services include, but are not limited to, directing the aircraft into and out of the gate, baggage loading and unloading, lavatory and water servicing, de-icing, and certain other services. Complete ground handling consists of public contact (at the ticket counter, gate and baggage service office) and under-wing services combined.

Using our employees, we conduct complete ground handling services at 31 airports, including Atlanta. At other airports, the operations not conducted by our employees are contracted to other air carriers, ground handling companies, or fixed base operators. We have employees at each of these cities to oversee our operations.

Government Regulations and Airline Industry Taxation

The airline industry is highly competitive. The Airline Deregulation Act of 1978 substantially eliminated government authority to regulate domestic routes and fares. Deregulation increased the ability of airlines to compete with respect to destination, flight frequencies, and fares. Nevertheless, the airline industry remains highly regulated in other aspects, as more fully described below. U.S. airlines are subject to regulation by the United States Department of Transportation (DOT) and by the Federal Aviation Administration (FAA), an agency of DOT.

DOT Oversight. The DOT has the authority to alter or amend any airline’s certificate of operating authority or to revoke such certificate for intentional failure to comply with the terms and conditions of the certificate. In addition, the DOT has jurisdiction over international tariffs and pricing, international routes, computer reservation systems, and economic and consumer protection matters such as advertising, denied boarding compensation, smoking prohibition, and codeshare arrangements and has the authority to impose civil penalties for violation of the United States Transportation Code or DOT regulations.

Congestion. There have been a number of efforts to regulate congestion at high-density airports that may have an impact on entry or expansion potential and cost of operation at a number of airports. In January 2008, the FAA issued an order limiting the number of scheduled flight operations at New York’s John F. Kennedy International Airport (JFK); in the same month, the DOT issued a notice of proposed amendment to its Airport Rates and Charges policy that would allow airports to establish non-weight based fees during peak hours in a effort to limit congestion. We cannot predict the outcome of this potential rule change on our costs or ability to operate in congested airports nor if these efforts will migrate to other airports in or contemplated to be in our network.

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

Federal Aviation Taxes and Passenger Facility Charges. In 1997, a law was enacted imposing new aviation ticket (excise) taxes as part of larger tax legislation designed to balance the nation’s budget and provide targeted tax relief as well as to fund air traffic control, other FAA programs and airport development. Such taxes have periodically been extended by various legislation and currently are authorized through March 31, 2011. Currently, the federal excise tax on tickets is 7.5 percent of the base fare with a segment fee of $3.70 per passenger enplanement. These taxes are collected by each airline from its passengers and remitted to the U.S. Government.

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

Fuel Taxes. We pay federal, state, and other taxes on fuel. We paid approximately $27.5 million, $30.6 million, and $49.4 million in fuel taxes during 2010, 2009, and 2008, respectively.

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

Like all airlines, our business has been, and may continue to be, adversely affected by the price of aircraft fuel.  Because our non-fuel operating costs are among the lowest of any major U.S. airline and because some carriers may have greater financial resources than we do, our business may be more sensitive to changes in fuel prices. During 2008, our business was adversely affected by both increases in the price of aircraft fuel and the volatility in aircraft fuel prices. Fuel prices reached record highs on an actual and inflation adjusted basis before moderating beginning in the fourth quarter of 2008. In 2010, aircraft fuel remained our single largest expenditure and accounted for 34.8 percent of our operating expenses compared to 31.4 percent and 45.5 percent of our operating expenses in 2009 and 2008, respectively. Based on current and projected operations, our fuel expense (including taxes and into-plane fees), before the impact of hedging arrangements, would increase approximately $9.6 million for 2011 for each $1 per barrel increase in the cost of crude oil or refining costs. We may not have the ability to operate profitably if we are faced with extended periods of high fuel costs or shorter periods of extremely high fuel costs.

Neither the future price nor the availability of aircraft fuel can be predicted with any degree of certainty. Although we are currently able to obtain adequate supplies of aircraft fuel, political disruptions or wars involving oil-producing countries, changes in government policy concerning the production, transportation or marketing of aircraft fuel, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages in the future. Adverse changes in the availability of, or increases in demand for, oil in general and aircraft fuel in particular likely would result in increased fuel prices.  Additionally, market manipulation and price speculation or other unpredictable events may result in higher fuel prices, increased volatility, or both.

Our operations are largely concentrated in the Southeast United States with Atlanta being the highest volume fueling location in our network. Approximately 87 percent of our aircraft fuel is sourced from jet fuel produced in the Gulf Coast. Any disruption to the oil production or refinery capacity in the Gulf Coast, as a result of weather or any other disaster could, among other potential effects, have a material adverse effect on the price and availability of fuel in the Southeast United States.

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

In the last several years, Congress has passed laws and the FAA has issued a number of maintenance directives and other regulations affecting airlines and these requirements imposed substantial costs on airlines. Additional laws and regulations have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues by imposing additional requirements or restrictions on operations. Laws and regulations have also been considered in the United States that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the availability of international routes to United States carriers is regulated by treaties and related agreements between the United States and foreign governments that may be amended from time to time. The availability of international routes may also be limited because appropriate slots or facilities may not be available. We cannot assure you that laws or regulations enacted in the future will not adversely affect our operating costs or our ability to conduct existing or future operations outside of the United States. We cannot predict what laws and regulations may be adopted or their impact, and we cannot guarantee that laws or regulations currently proposed or enacted in the future will not adversely affect us.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

Past terrorist attacks and the possibility of future terrorist attacks have adversely affected the ability of airlines to obtain private war risk insurance as well as the cost of such private insurance, when it is available. Since November 2002, the federal government has provided third party, passenger, and hull war-risk insurance coverage to commercial carriers pursuant to legislation under a variety of federal laws. Currently, program authority is effective until December 31, 2013. We have received certification of coverage through September 30, 2011. If the federal insurance program terminates, we would likely face a material increase in the cost of war-risk insurance or such insurance might not be available at all. Because of the competitive pressures in our industry, our ability to pass along additional insurance costs to passengers may be limited. As a result, further increases in insurance costs or reductions in available insurance coverage could harm earnings. Any coverage that might be available to us through commercial aviation insurers also could have substantially less desirable terms and might not be adequate to protect our risk, which could harm our business.

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

We have expanded our service to Mexico and various countries in the Caribbean. Operations outside the United States may subject us to increased legal compliance risks. Likewise, non-U.S. operations may subject us to political and economic risks based on developments in an individual country. We emphasize legal compliance and have implemented policies, procedures and certain ongoing training of employees with regard to business ethics and many key legal requirements; however, there can be no assurance that our employees will adhere to our code of business ethics, other company policies, or other legal requirements. If we fail to enforce our policies and procedures properly or maintain adequate records and internal accounting practices to accurately record our non-U.S. transactions, we may be subject to sanctions. In the event that we believe or have reason to believe that employees have or may have violated applicable laws or regulations, we may be subject to investigation costs, potential penalties, and other related costs which in turn could negatively affect our results of operations and cash flow. We periodically evaluate the political, economic, and business climate in each country in which we operate for developments which could adversely affect our business.

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

Although, historically our available capital has been sufficient to meet our operating expenses, lease obligations, debt service requirements, and capital expenditures  and we have managed our liquidity such that our aggregate unrestricted cash and short-term investments at December 31, 2010, was $454.0 million and we have a $50 million revolving line of credit facility (which had been fully drawn on as of December 31, 2010), future circumstances could require us to materially increase our revenues, materially reduce our expenses, or otherwise materially improve operating results or obtain material new sources of capital in order to maintain adequate liquidity.

We cannot assure you that we would be successful either in further improving our results of operations or in reducing our costs. Likewise, although we have been able to conduct public offerings of our equity and debt securities, sell aircraft, and obtain a letter of credit facility and a revolving line of credit facility over the course of the last three years, we cannot assure you that, in the event we need to obtain additional liquidity, we will be able to access the capital markets, sell additional aircraft,  utilize, renew or extend existing financing arrangements, or obtain new financing on terms acceptable to us or at all.

In recent years, U.S. and global equity and debt markets have undergone significant disruption, making it difficult for many businesses to obtain financing in the capital markets on acceptable terms or at all. Further, the capital markets in general, and the market prices of securities of airline companies and the market prices of our securities each in particular, have experienced, and in the future may experience, extreme volatility including fluctuations that are unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations could adversely affect our ability to access the capital markets or the terms of the securities we might offer, regardless of our actual operating performance.

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

Like the U.S. and global equity and public debt markets, in recent years the market for lender or lessor financing has undergone significant disruption, making it difficult for many businesses to obtain lender or lessor financing on acceptable terms or at all. As a result of this disruption, we have experienced an increase in the costs associated with, and a decrease in the availability of, borrowings necessary to operate our business. If economic conditions do not improve or again worsen, our cost of borrowing may again further increase and it may be more difficult to obtain financing for our operations or to refinance obligations as they come due in the ordinary course. If our available funding is withdrawn or otherwise materially limited or we are forced to fund our operations at a higher cost, these conditions could require us to curtail our business activities.

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

Our aircraft purchase commitments for the next five years and thereafter, in aggregate, are (in millions): 2011—$50; 2012—$270; 2013—$280; 2014—$370; and 2015—$520; and thereafter, $710. These amounts include payment commitments, including payment of pre-delivery deposits and buyer-furnished equipment, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have debt financing commitments from a lender to finance a significant portion of the purchase price of two B737 aircraft scheduled for delivery to us in 2011 or 2012. AirTran has no current arrangements for the financing of B737s other than as described in the immediately preceding sentence. In addition, Boeing Capital Corporation (BCC), a wholly-owned subsidiary of the Boeing Company (Boeing), has the right to require us to lease up to three additional used B717s for lease terms of up to 10 years per aircraft. If BCC requires us to lease any such used B717 aircraft, we have the right to cancel a like number of B737 aircraft from our B737 order book with Boeing.

There are multiple variables including capital market conditions, asset valuations, and our own operating performance that could affect the availability of satisfactory financing for our future B737 aircraft deliveries.  While there was limited availability of satisfactory aircraft financing in early 2009, it is our view that the aircraft financing market has improved. While we cannot provide assurance that sufficient financing will be available, we expect to be able to obtain acceptable financing for future deliveries. Our view is based upon our discussions with prospective lenders and lessors, the consummation of aircraft financing transactions by other airlines, our own operating performance, and our recent ability to refinance certain B737 aircraft.

Our B737 contract with Boeing requires us to make pre-delivery deposits to Boeing. Although we typically have financed a significant portion of our pre-delivery deposit requirements with debt from banks or other financial institutions, we currently have no such financing in place for future deliveries.

Our total indebtedness as of December 31, 2010, was $1.0 billion, of which $753.9 million was aircraft related. Of our indebtedness, as of December 31, 2010, approximately $803.9 million, including amounts borrowed under our revolving line of credit, was secured by certain of our assets, principally aircraft, which likely would limit the utility of such assets in obtaining additional financing. Our ability to make scheduled payments of principal and interest for our obligations depends on our future performance and financial results. These results are subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to some extent, beyond our control.

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

Covenants in our existing debt instruments and potential future indebtedness could limit how we conduct our business, which could affect our long-term growth potential. A failure by us to comply with any of our existing or prospective restrictions could result in acceleration of the repayment terms of our existing or potential future debt. If this were to occur, we might not have, or be able to obtain, sufficient cash to pay our accelerated indebtedness.

Certain of our existing debt instruments and financing agreements contain covenants that, among other things, limit our ability to:

•	pay dividends and/or other distributions;

•	incur additional indebtedness;

•	prepay certain indebtedness;

•	dispose of certain assets without application of the proceeds in one or more specified ways; and

•	enter into mergers, consolidations or other business combinations.

As a result of these restrictive covenants, we may be limited in how we conduct business, and we may be unable to raise additional debt or equity financing to operate during general economic or business downturns, to compete effectively, or to take advantage of new business opportunities. This may affect our ability to generate revenues and profits.

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

Most airlines have agreements with organizations that process credit card transactions arising from the purchase of air travel by their customers. Each of our agreements with our two largest credit card processors provides that a processor may holdback monies related to future travel that such processor otherwise would remit to us (i.e., a “holdback”) in the event that such processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our exposure to credit card holdbacks consists of advance ticket sales that customers purchase with credit cards. Once the customer travels, any related holdback is remitted to us. The imposition of holdbacks would adversely affect our liquidity and could result in a material adverse effect on our business, including our financial condition, cash flows, and operations.

We cannot assure you that we will be able to maintain our competitive low cost advantage.

We believe we currently have among the lowest non-fuel operating costs of major U.S. air carriers on an aircraft stage length adjusted basis.  However, since 2001, in order to respond to intense competition, the high price of fuel, and slower general economic conditions, a number of our competitors have taken various actions in an effort to reduce their costs including reducing employee headcount, limiting service offerings, renegotiating labor contracts, restructuring through the bankruptcy process, and reconfiguring flight schedules, as well as other efficiency and cost-cutting measures. While we believe our cost advantage remains significant, certain of our competitors’ actions have reduced our cost advantage, and additional cost reductions could further reduce our cost advantage.

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

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of December 31, 2010, we were not required to provide counterparties to fuel-related derivative financial instruments with any collateral. However, in the future, the fair value of our obligations under derivative financial instruments may obligate us to provide collateral to counterparties, which would reduce our unrestricted cash and investments. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

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

While we believe that we have a competitive advantage in labor costs relative to many of our competitors, many air carriers may seek reductions and concessions in light of the recent and current operating environment. Our recent labor agreements have terms with higher costs than the predecessor agreements. Accordingly, we cannot assure you that our labor costs going forward will provide a material competitive advantage.

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

As of January 31, 2011, we have 86 B717 aircraft and 52 B737 aircraft in our fleet. Because few carriers operate B717 aircraft, FAA actions to ground that aircraft (if actual or suspected defects were discovered in the future unique to that aircraft) generally would have a more pronounced effect on us. Also, because Boeing discontinued the production of B717 aircraft in 2006, we expect to experience increased costs in later years in connection with parts acquisition and/or maintenance for such aircraft greater than we would likely incur if such aircraft were still in production. All of our B717 and B737 aircraft utilize a respective single type of engine which may subject us to risks of higher operating costs under power-by-the-hour agreements and other risks if actual or suspected defects exist or are suspected to exist with respect to such engines.

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

Ground handling services are provided to us by third parties at 40 airports. Our reliance on third party service providers will continue in the foreseeable future and may result in the relative inability to control the efficiency and timeliness of all of our outsourced ground handling operations. Although we do not anticipate any material problems with the efficiency and timeliness of our existing contract services, problems in connection with such third party services could have a material adverse effect on our business, financial condition, and results of operations.

If we lose key senior management or are unable to attract and retain the talent required for our business, our operating results could suffer.

Our performance depends largely on the efforts and abilities of our members of senior management. These executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. Although we have emergency and long term succession policies, an unexpected loss of services of one or more of members of senior management or the failure to develop, train, and retain qualified personnel could have an adverse effect on our business. Further, as our business continues to grow, we will need to attract and retain, and manage an increasing number of management-level employees. We cannot assure you that we will always be able to do so.

Our ability to utilize net operating loss carry-forwards may be limited.

At December 31, 2010, we had estimated net operating loss carry-forwards (“NOLs”) of $476.9 million for federal income tax purposes that expire between 2017 and 2030. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of our NOLs would be subject to an annual limitation under Section 382. Any unused NOLs in excess of the annual limitation may be carried over to later years.

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

Risk Factors Related to Proposed Merger with Southwest

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

Uncertainty about the Merger, diversion of management attention or customer dissatisfaction with expected changes in our services, policies and customer benefits could harm us, whether or not the Merger is completed, and if the Merger is completed could harm the combined company.

The announcement of the Merger could result in current and prospective employees experiencing uncertainty about their future with us or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Certain anticipated services, policies or customer benefits to be offered by the combined company after the merger may not be as attractive to certain of our customers as certain of our existing services, policies or customer benefits, either before or after consideration of the expected benefits of the Merger for our customers generally. Negative assessments by certain customers of the net benefits of the Merger to them individually and anticipation of the successful completion of the Merger could cause such customers to utilize other air carriers in whole or partial substitution of travel with us. Completion of the Merger will also require a significant amount of time and attention from our management. The diversion of management’s attention away from ongoing operations could adversely affect our business relationships. If the Merger is not consummated during the second quarter of 2011, as currently anticipated, the adverse effects of these uncertainties and the diversion of management’s attention could be exacerbated by the delay. Even if the Merger is consummated, integration of operations will require substantial time after consummation of the Merger, and the combined company may lose management personnel and other key employees and be unable to attract and retain such personnel and employees.

The anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The Merger involves the integration of two companies that have previously operated independently. After the Merger, the two companies will devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that are currently expected from this integration or that these benefits will be achieved within the anticipated time frame.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Operating Aircraft Fleet

We operated the following owned and leased aircraft as of December 31, 2010:

Aircraft Type	Number of Passenger Seats	Owned	Leased	Total	Weighted- Average Age (Years)
B717	117	8	78	86	9.3
B737	137	30	22	52	4.6
Total		38	100	138	7.5

The table below summarizes, as of December 31, 2010, all scheduled aircraft fleet additions:

	B737 Aircraft Purchases	B717 Aircraft Leases	Total Aircraft Additions
2011	1	2	3
2012	6	—	6
2013	6	—	6
2014	8	—	8
2015	12	—	12
2016	13	—	13
2017	5	—	5
Total	51	2	53

In addition to the above, we hold an option, exercisable in 2011, to purchase one B737 aircraft in the fourth quarter of 2012.

As of December 31, 2010, all of our owned aircraft were encumbered under debt agreements. For information concerning the estimated useful lives, residual values, lease terms, operating rent expense, aircraft debt, and firm orders for additional aircraft, see Notes 1, 2, 4 and 5 to the Consolidated Financial Statements.

Ground Facilities

We have signatory status on the lease of facilities at Hartsfield-Jackson Atlanta International Airport. This lease covers use of 32 gates and expires in September 2017. We also have signatory status at several other airports. The current lease at Orlando International Airport, which expires in September 2013, covers use of eight gates. Our lease at Baltimore/Washington International (BWI) covers seven gates and expires in 2014. Our lease at Milwaukee’s General Mitchell International Airport (MKE) covers eight gates and expires in 2015. The check- in counters, gates, and airport office facilities at each of the other airports we serve are leased from the appropriate airport authority.

Our principal corporate offices are located at the Orlando International Airport in a facility leased from the Greater Orlando Aviation Authority. The facility houses our executive offices, general administrative staff, and some of our computer systems. This lease expires in 2023. Our System Operations Control (SOC) Center is a hurricane resilient facility also leased from the Greater Orlando Aviation Authority. The SOC houses our operations staff, redundant communications systems, and a backup generator capable of powering the facility for an extended period. This lease expires in 2025.

We rent an aircraft hangar at the Orlando International Airport, subject to a ground lease with the Greater Orlando Aviation Authority. The ground lease agreement for this facility was scheduled to expire in 2011 but could be extended an additional ten years through the exercise of options in five-year increments. We have exercised the option to extend this ground lease for an additional five years.

In May 2004, we opened a two bay hangar facility at Hartsfield-Jackson Atlanta International Airport. The hangar can hold three B717 aircraft simultaneously and has an office building attached to the hangar to house maintenance and engineering staff. We have a 20-year lease on the facility which expires in 2024.

We also lease office space in Atlanta for use as a reservations center under a lease which expires in May 2013, a reservation center in Savannah, Georgia, under a lease which expires in 2014, a warehouse and engine repair facility in Atlanta under a lease that expires in 2014, and a reservation center in Carrollton, Georgia, under a lease that expires in 2019.

In 2009, we consolidated some of our Atlanta-based operations and all of our training requirements for stations, flight attendants, and management in one facility. The lease on that facility expires in 2035 and has two five-year renewal options.

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

As of January 31, 2011, eight purported class action lawsuits have been filed on behalf of AirTran shareholders in connection with AirTran's proposed merger with Southwest Airlines. Four cases were brought in Nevada: three in Nevada state court (Leonelli, No. 10-OC-00448 1B; Frohman, No. 10-OC-00449 1B; Church, No. A-10-626971-C), and one in federal court (Nesbit, No. 2:11-cv-00092 (PMP)(GWF)). Four cases were brought in Florida state court (DeBardelaben, No. 2010-CA-022893-O; Hoffner, No. 2010-CA-022143-O; Loretisch, No. 2010-CA-023520-O; Rosenberger, No. 2010-CA-023117-O). The allegations in all eight complaints were similar. In each case, plaintiffs allege that the members of the board of directors of AirTran violated their fiduciary duties to the company by voting to approve the proposed merger and that AirTran, Southwest and Merger Sub aided and abetted the board in breaching those duties. (AirTran and the defendant directors will be referred to as the "AirTran Defendants".) In each case, plaintiffs generally seek injunctive relief: (i) enjoining the defendants from consummating the merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the board to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the merger agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiffs' costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. The Leonelli and Frohman cases were consolidated on November 24, 2010, and plaintiffs filed a Consolidated Complaint on December 14, 2010. The AirTran Defendants moved to dismiss the Consolidated Complaint on January 7, 2011. Plaintiffs in the consolidated case have not yet filed an opposition to that motion. Discovery in the consolidated case is in its early stages. The plaintiff in Church voluntarily dismissed that case on November 30, 2010, and filed a new complaint in the United States District Court for the District of Nevada on December 2, 2010. The federal action raises substantially the same claims as in the state case, except plaintiff added claims under Sections 14(a) and 20(a) of the Securities Exchange Act based on the preliminary proxy statement. On December 9, 2010, the plaintiff in Church moved for expedited discovery, which was denied on December 29, 2010. On December 20, 2010, the AirTran Defendants moved to dismiss the complaint, and on December 22, 2010, the AirTran Defendants moved to stay discovery pursuant to the Private Securities Litigation Reform Act. The plaintiff filed an opposition to the motion to stay discovery on January 7, 2011, but has not yet filed an opposition to the motion to dismiss. The complaint in Nesbit was filed on January 18, 2011 but the AirTran Defendants have not yet been served with the complaint. If the plaintiff does not voluntarily withdraw the complaint, and upon service thereof, the AirTran Defendants will seek to dismiss and/or stay the case based on the Memorandum of Understanding described below. The AirTran Defendants filed motions to stay the four Florida cases in favor of the cases in Nevada. The court granted such motions on December 2, 2010.

While Southwest, AirTran, and the individual AirTran defendants believe that each of the above described lawsuits is without merit, the parties to the Leonelli consolidated complaint and the Church federal complaint entered into a Memorandum of Understanding (MOU) on January 26, 2011 to settle those lawsuits. The settlement provides for the inclusion of additional disclosures with respect to various aspects of the merger in the proxy statement/prospectus with respect to the proposed merger with Southwest. In addition, it provides for the payment of plaintiffs’ attorneys’ fees and expenses, subject to court approval. The MOU further provides that the parties will enter into a stipulation of settlement which will provide, among other things, for the conditional certification of a settlement class. The MOU and stipulation of settlement are subject to various conditions, including court approval following notice to AirTran stockholders, completion of certain discovery and consummation of the merger. If the settlement is finally approved, it will resolve and release on behalf of the entire class of AirTran stockholders, all claims that were or could have been brought challenging any aspect of the merger, the merger agreement and any disclosure made in connection therewith, among other claims.

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

In addition to the above litigation, AirTran is a party to other claims, and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. While the outcome of such claims and litigation is subject to uncertainty, based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company. The Company expenses legal costs as they are incurred.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, $.001 par value per share, is traded on the New York Stock Exchange under the symbol “AAI.” The following table sets forth the reported high and low sale prices for our common stock for each quarterly period during 2010 and 2009:

	2010		2009
Quarter	High	Low	High	Low
1st	$5.94	$4.42	$4.93	$2.44
2nd	$6.02	$4.81	$8.68	$4.40
3rd	$7.41	$4.22	$7.47	$5.52
4th	$7.51	$7.32	$6.36	$4.05

Holders

As of January 31, 2011, there were approximately 4,112 stockholders of record of common stock.

Dividends

Historically, we have not declared cash dividends on our common stock. In addition, our debt indentures and our Credit Facility restrict our ability to pay cash dividends. In particular, under our Credit Facility, our ability to pay dividends is restricted to a defined amount available for restricted payments including dividends, which amount is determined based on a variety of factors including 50% of our consolidated net income for the applicable reference period and our proceeds from the sale of capital stock, including pursuant to the conversion of indebtedness to our capital stock, all as defined. Also, pursuant to the Merger Agreement, AirTran is not permitted to declare dividends without the consent of Southwest. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any cash dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report on Form 10-K below.

Issuance of Unregistered Securities and Repurchase of AirTran Equity Securities

During the fourth quarter of the year ended December 31, 2010, we did not issue any unregistered equity securities nor did we purchase any of our equity securities, exclusive of any net option exercises to pay withholding taxes and/or the exercise price of the applicable option.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

The following financial information for each of the five years ended December 31, 2010 has been derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations included elsewhere herein. No cash dividends per common share were declared during the five years ended December 31, 2010.

Financial Data:
(in thousands, except per share data)	2010		2009		2008		2007		2006
Operating revenues	$2,619,172		$2,341,442		$2,552,478		$2,309,983		$1,892,083
Operating income (loss)	128,191	(13)	177,010	(15)	(75,821)	(17)	142,646	(19)	40,294
Net income (loss)	$38,543	(14)	$134,662	(16)	$(266,334)	(18)	$50,545	(20)	$14,494
Earnings (loss) per common share:
Basic	$0.28		$1.09		$(2.44)		$0.55		$0.16
Diluted	0.26		0.95		(2.44)		0.54		0.16
Total assets at year-end	$2,179,348		$2,284,172		$2,085,262		$2,071,784		$1,616,159
Long-term debt and capital lease obligations including current maturities at year-end	$996,490		$1,214,017		$1,104,056		$1,037,246		$784,093

Operating Data:
Revenue passengers	24,721,226		23,997,810		24,619,120		23,780,058		20,051,219
Revenue passenger miles (RPM) (000s)(1)	19,577,674		18,588,036		18,955,843		17,297,724		13,836,378
Available seat miles (ASM) (000s)(2)	24,062,434		23,294,117		23,809,190		22,692,355		19,007,416
Passenger load factor(3)	81.4%		79.8%		79.6%		76.2%		72.8%
Departures	252,663		251,694		260,120		261,505		237,137
Average aircraft stage length (miles) (4)	758		738		728		695		652
Average fare, excluding transportation taxes(5)	$95.26		$87.05		$98.04		$92.47		$90.51
Average yield per RPM(6)	12.03	¢	11.24	¢	12.73	¢	12.71	¢	13.12	¢
Passenger revenue per ASM (PRASM)(7)	9.79	¢	8.97	¢	10.14	¢	9.69	¢	9.55	¢
Total revenue per ASM (TRASM)(8)	10.88	¢	10.05	¢	10.72	¢	10.18	¢	9.95	¢
Operating cost per ASM (CASM)(9)	10.35	¢	9.29	¢	11.04	¢	9.55	¢	9.74	¢
Non-fuel operating cost per ASM (10)	6.75	¢	6.38	¢	6.02	¢	6.01	¢	6.19	¢
Average cost of aircraft fuel per gallon (11)	$2.33		$1.87		$3.25		$2.23		$2.17
Gallons of fuel burned (000’s)	372,945		363,215		367,169		359,759		310,926
Operating aircraft in fleet at end of year	138		138		136		137		127
Average daily utilization (hours:minutes) (12)	11:00		10:59		11:02		11:02		11:08
Full-time equivalent employees at end of year	7,992		7,844		7,489		8,236		7,415

Note: All monetary amounts listed below are pre-tax.

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Total aircraft miles flown divided by departures
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
(10)	Total operating expenses less aircraft fuel expense divided by ASMs. Non-fuel operating cost per ASM (non-fuel CASM) is a measure of unit operating costs which is not determined in accordance with generally accepted accounting principles. Both the cost and availability of fuel are subject to many factors which are out of our control; therefore, we believe that non-fuel CASM provides a useful measure of an airline’s unit operating expense which facilitates an understanding of operating costs over time.
(11)	Total fuel expense, including taxes and into-plane fees, divided by gallons of fuel burned
(12)	The average amount of time per day that an aircraft flown is operated in revenue service
(13)
Includes an operating expense reduction to fuel tax expense of $7.5 million due to a refund of fuel taxes paid between April 2007 and February 2009 and $18.6 million of expense incurred in connection with both the proposed acquisition by Southwest and certain litigation.

(14)
Includes an operating expense reduction to fuel tax expense of $7.5 million due to a refund of fuel taxes paid between April 2007 and February 2009, $18.6 million of expense incurred in connection with both the proposed acquisition by Southwest and certain litigation, and non-operating income of $8.4 million related to a net gain on fuel derivative instruments.

(15)	Includes an operating expense reduction of $3.0 million related to the net gain on sale of assets, principally gains on the sale of aircraft.
(16)
Includes an operating expense reduction of $3.0 million related to the net gain on sale of assets, principally gains on the sale of aircraft, non-operating income of $30.6 million related to a net gain on fuel derivative instruments, and non-operating income of $4.3 million related to a gain associated with the repurchase of our 7.0% convertible notes.

(17)	Includes an operating expense reduction of $20.0 million related to the net gain on sale of assets, principally gains on the sale of aircraft, and an operating expense of $8.4 million related to an impairment of goodwill.
(18)
Includes an operating expense reduction of $20.0 million related to the net gain on sale of assets, principally gains on the sale of aircraft, an operating expense of $8.4 million related to an impairment of goodwill, and a non-operating expense of $150.8 million related to losses on fuel derivative instruments.

(19)	Includes an operating expense reduction of $5.3 million related to the gain on the sale of two B737 aircraft.
(20)	Includes an operating expense reduction of $5.3 million related to the gain on the sale of two B737 aircraft and non-operating expense of $10.7 million related to costs associated with the proposed acquisition of Midwest Air Group, Inc. (Midwest), including exchange offer expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our hubs in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. As of January 31, 2011, we operated 86 Boeing B717-200 aircraft (B717) and 52 Boeing B737-700 aircraft (B737) offering approximately 700 scheduled flights per day to 69 locations across  the United States and the Caribbean, including San Juan, Puerto Rico; Cancun, Mexico; Montego Bay, Jamaica; Nassau, The Bahamas; and Orangestad, Aruba. The traditional elements of our success include: competitive fares; superior service; an attractive network; product value; low unit costs; adaptability; flexibility; innovation; and the enthusiasm and skills of our employees.

Recent Development – Proposed Acquisition of AirTran by Southwest Airlines

On September 26, 2010, AirTran, Southwest Airlines Co., a Texas corporation (Southwest), and a wholly-owned subsidiary of Southwest (the Southwest merger subsidiary) entered into an Agreement and Plan of Merger (the Merger Agreement), providing for the acquisition of AirTran by Southwest. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Southwest merger subsidiary will be merged with and into AirTran (the Merger), with AirTran continuing as the surviving corporation and as a wholly-owned subsidiary of Southwest. Following the effective time of the Merger, AirTran will merge with and into a wholly-owned limited liability company subsidiary of Southwest.

Subject to the terms and conditions of the Merger Agreement, if the Merger is completed, each outstanding share of AirTran common stock (including previously unvested restricted shares of AirTran common stock) will be converted into the right to receive (i) $3.75 in cash (the Per Share Cash Consideration), and (ii) the number of shares of Southwest common stock equal to the Exchange Ratio (as defined below) (the Per Share Stock Consideration).  The Per Share Cash Consideration and the Per Share Stock Consideration are collectively referred to herein as the Merger Consideration.

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

The exchange ratio adjustment mechanism provides at least $7.25 in value and up to $7.75 in value (based on the Southwest average share price) per share of AirTran common stock. Based on the closing price of Southwest common stock on the NYSE on September 24, 2010, the last trading day before public announcement of the merger, the Merger Consideration represented approximately $7.69 in value for each share of AirTran common stock. Based on the closing price of Southwest common stock on the NYSE on January 31, 2011, the merger consideration represented $7.55 in value for each share of AirTran common stock.

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

If consummated, the proposed acquisition of AirTran by Southwest will combine AirTran with the largest low cost airline in the United States. We believe Southwest possesses one of the strongest brands in the industry and, based on U.S. Department of Transportation data as of June 30, 2010, was the largest domestic air carrier in the United States based on the number of originating passengers boarded. The acquisition, if consummated, will have material impacts on the business strategy, liquidity, operating results, financial commitments, and financial position of AirTran. The discussion in this report generally does not address or quantify the impacts of the proposed acquisition of AirTran by Southwest.

Southwest and AirTran currently expect the closing of the Merger to occur in the second quarter of 2011. However, the Merger is subject to regulatory clearance and the satisfaction or waiver of other conditions as described in the Merger Agreement, and it is possible that factors outside the control of Southwest and AirTran could result in the Merger being completed at a later time, or not at all.

The Merger Agreement contains certain termination rights for both AirTran and Southwest, including if the Merger is not consummated on or before September 26, 2011 (subject to extension by mutual agreement of the parties) or if the approval of AirTran’s stockholders is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by AirTran as a result of an adverse change in the recommendation of AirTran’s board of directors, AirTran may be required to pay to Southwest a termination fee of $39 million.

The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to AirTran's Current Report on Form 8-K filed with the SEC on September 27, 2010.

Year 2010 Route Network Initiatives

During 2010, we continued to develop our route network by: increasing our presence in Orlando, Baltimore, and Milwaukee; initiating service to five domestic locations; and initiating service to one international destination. More specifically, during 2010, we:

•
Expanded our presence in Milwaukee along with SkyWest Airlines Inc., with whom we have a marketing agreement to support our Milwaukee hub. Under this agreement, SkyWest Airlines now offers regional jet service between Milwaukee and six destinations. We, together with our marketing partner, currently serve 25 non-stop destinations to and from Milwaukee.

•
Increased flying to the Caribbean in 2010 by adding service to Montego Bay, Jamaica, and extended our Caribbean reach from Baltimore/Washington by adding new flights to San Juan, Puerto Rico. We have also announced service to Punta Cana, Dominican Republic, which will commence in February 2011 and seasonal service to Bermuda, which will commence in April 2011. We believe that we are enhancing the AirTran Airways travel experience by offering flights to these popular tourist destinations.

Year 2010 Operating Results

During 2010, we reported operating income of $128.2 million, net income of $38.5 million, and diluted earnings per common share of $0.26.  During 2009, we reported operating income of $177.0 million, net income of $134.7 million, and diluted earnings per common share of $0.95.

Our 2010 operating income decreased by $48.8 million compared to 2009, largely due to the unfavorable impact of the 24.6 percent increase in our average cost of jet fuel per gallon. Our total operating revenue increased $277.7 million to $2.6 billion. The increase in our total operating revenue was driven by a 3.3 percent increase in capacity (as measured by available seat miles) and a 8.3 percent increase in total revenue per available seat mile to 10.88 cents. The increase in our average cost of jet fuel per gallon resulted in a $171.6 million increase in our aircraft fuel expense during 2010 compared to what fuel expense would have been had jet fuel prices been at the average level we experienced during 2009. The increase in our 2010 fuel expense is net of a $7.5 million refund of fuel taxes previously paid. Our 2010 operating results were adversely impacted by $18.6 million of legal fees and other costs incurred in connection with both the proposed acquisition of AirTran by Southwest and certain litigation.

Included in our 2010 results is a non-operating gain on derivative financial instruments of $8.4 million. The non-operating gain on derivative financial instruments was largely attributable to unrealized increases in the fair value of our fuel-related derivative assets, somewhat offset by realized losses on our fuel-related derivative assets. Included in our 2009 results are gains on asset dispositions of $3.0 million, a non-operating gain on derivative financial instruments of $30.6 million, and a non-operating gain on extinguishment of debt of $4.3 million. Our 2010 income tax expense was $20.6 million higher than our 2009 income tax expense because 2009 income tax expense was favorably impacted by a reduction in the valuation allowance for deferred tax assets.

During the fourth quarter of 2010, we reported operating income of $0.2 million, net income of $1.9 million, and diluted earnings per common share of $0.01. During the three months ended December 31, 2009, we reported operating income of $26.1 million, net income of $17.1 million, and diluted earnings per common share of $0.11.

Our fourth quarter 2010 operating income decreased by $25.9 million compared to the fourth quarter of 2009, primarily due to the unfavorable impact of the 17.2 percent increase in our average cost of jet fuel per gallon. Our total operating revenue increased $47.1 million to $645.5 million. The increase in our total operating revenue was driven by a 0.9 percent increase in capacity (as measured by available seat miles) and a 6.9 percent increase in total revenue per available seat mile to 11.04 cents. The increase in our average cost of jet fuel per gallon resulted in a $33.4 million increase in our aircraft fuel expense during the fourth quarter of 2010 compared to what fuel expense would have been had average jet fuel prices been at the average level we experienced during the fourth quarter of 2009. Our fourth quarter 2010 operating results were also adversely impacted by the $21.6 million aggregate of the following: $4.4 million attributable to unusually severe winter weather: $1.3 million one-time expense and $3.0 million increased ongoing expense related to the collective bargaining agreement with the pilots which became effective on December 1, 2010; and  $12.9 million of legal fees and other expenses incurred in connection with both the proposed acquisition of AirTran by Southwest and  certain litigation.

Included in our fourth quarter 2010 results is a non-operating gain on derivative financial instruments of $20.3 million. The non-operating gain on derivative financial instruments was largely attributable to unrealized increases in the fair value of our fuel-related derivative assets. Included in our fourth quarter 2009 results is a non-operating gain on derivative financial instruments of $12.7 million. Our fourth quarter 2010 income tax expense was $2.6 million higher than our fourth quarter 2009 income tax expense because fourth quarter 2009 income tax expense was favorably impacted by a reduction in the valuation allowance for deferred tax assets.

2010 Accomplishments

During 2010 we received accolades for our high quality service and value low fares. In January 2010, AirTran Airways was awarded the prestigious 2009 Market Leadership Award from a leading industry publication, Air Transport World, for AirTran’s innovative combination of low-cost, high-quality service and response to the global financial crisis.

As demonstrated by our number one ranking in the Wall Street Journal’s annual airline scorecard, our 2010 operational performance was outstanding. Our year 2010 number one ranking among all major U.S. airlines was based on our performance in the key operational areas of on-time arrivals, cancelled flights, baggage handling, involuntary denied boarding passengers, and customer complaints. For 2010 and compared to 2009, AirTran Airways' traffic increased 5.3 percent to more than 19.5 billion revenue passenger miles on a 3.3 percent rise in available seat miles. The airline's load factor increased 1.6 points to 81.4 percent, and the number of enplaned passengers increased 3.0 percent to 24.7 million. Each of these metrics represents an all-time record for the airline. In addition to these traffic milestones, AirTran’s 2010 operational performance was the best in the airline’s history. In 2010, we were among the  industry leaders with 82.7 percent of our flights arriving on-time (as measured by flight arrivals within 15 minutes of scheduled time), we completed 98.9 percent of our flights, and we continued our industry leading baggage handling performance with a new record low mishandled baggage rate of less than two bags per one thousand passengers.

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

We also received the FAA’s prestigious Aviation Maintenance Technician (AMT) Diamond Award of Excellence for the 14th consecutive year.

AirTran ended the year with over $450 million in unrestricted cash and investments. During the year, AirTran also reduced its debt by more than $222 million, including the repurchase of over $90 million in convertible notes.

During 2010, we also:

•	Reached an agreement with the Air Line Pilots Association (ALPA) representing 1,700 AirTran Airways pilots. The agreement was ratified in November 2010 and became effective December 1, 2010;

•	Completed a four-year collective bargaining agreement with our dispatchers, who are represented by the Transport Workers Union;

•	Completed a seven-year master lease agreement for facilities at Hartsfield-Jackson Atlanta International Airport;

•	Opened a pilot base in Orlando and pilot and flight attendant crew bases in Milwaukee, Wisconsin;

•	Successfully transitioned to a new, state-of-the-art System Operations Control Center in Orlando. This new, 16,000-square foot facility serves as the 24-hour command center for our airline operations;

•	Amended our agreement with our largest credit card processor on terms favorable to us. The term of agreement was extended to December 31, 2012;

•	Repurchased $90.4 million in convertible notes;

•
Continued Caribbean expansion by announcing plans to serve Punta Cana, Dominican Republic, from Atlanta beginning in February 2011 and we extended our Caribbean reach from Baltimore/Washington by adding new flights to San Juan, Puerto Rico;

•	Initiated new service to six destinations;

•	Announced seasonal service to Bermuda, which will commence in April 2011;

•	Launched 23 other new non-stop routes;

•	Announced partnership with the world’s largest hotel group, InterContinental Hotels Group (NYSE:IHG), for an affinity program with the A+ Rewards frequent flier program;

•	Partnered with American Express OPEN™ and the OPEN Savings™ program whereby American Express OPEN card holders are eligible for a discount on all of our more than 700 daily flights; and

•	Unveiled two new special livery Boeing 717 aircraft highlighting our partnership with the Milwaukee Brewers and the Wizarding World of Harry Potter at Universal Studios Orlando.

2011 Outlook

We expect to face challenges during 2011. Managing costs and increasing unit revenues in the face of volatile fuel costs and an uncertain economic recovery will continue to be a primary focus. Fuel prices remain volatile and may again increase during 2011. The proposed acquisition of AirTran by Southwest has caused an increase in legal and other consulting and advisory expenses. While we have been able to effectively manage costs and increase unit revenues, the pace and extent of the continuing economic recovery and growth of airline industry revenue are uncertain in the context of gradually improving but still generally unfavorable macroeconomic conditions.

Our pilots’ collective bargaining agreement was ratified in November 2010 and becomes amendable in December 2015. This new agreement with increased wages and benefits took effect as of December 1, 2010. Our flight attendants’ collective bargaining agreement became amendable in December 2008. Negotiations regarding proposed amendments to the flight attendants’ collective bargaining agreement are currently in mediation under the auspices of the National Mediation Board. The impact on our operating results of any new collective bargaining agreements is not known.

We expect our non-fuel unit costs (as measured by cost per available seat mile) to rise again in 2011 but at a slower rate than the last two years.

If consummated, the proposed acquisition of AirTran by Southwest will have material impacts on the liquidity, sources and uses of liquidity, operating results, financial commitments, and financial position of AirTran.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

RESULTS OF OPERATIONS

2010 Compared to 2009

Summary

Due to an increase in average jet fuel prices, higher non-fuel unit operating costs, and cancelled flights due to adverse winter weather, our operating income for 2010 decreased by $48.8 million compared to 2009 despite an increase in average unit revenue. Our fuel tax expense for the year ended December 31, 2010 was reduced by $7.5 million due to a refund of fuel taxes paid between April 2007 and February 2009. Our 2010 operating results were adversely impacted by $18.6 million of legal fees and other costs incurred in connection with both the proposed acquisition of AirTran by Southwest and certain litigation.

During 2010, we reported operating income of $128.2 million, net income of $38.5 million, and diluted earnings per common share of $0.26. Included in our results is a non-operating gain on derivative financial instruments of $8.4 million. The non-operating gain on derivative financial instruments was largely attributable to unrealized increases in the fair value of our fuel-related derivative assets. During 2009, we reported operating income of $177.0 million, net income of $134.7 million, and diluted earnings per common share of $0.95. Included in our 2009 results were gains on asset dispositions of $3.0 million, a non-operating gain on derivative financial instruments of $30.6 million, and a non-operating gain on extinguishment of debt of $4.3 million.

Operating Revenues

Our operating revenues for the year ended December 31, 2010 increased $277.7 million (11.9 percent) to $2.6 billion due to the effects of a $266.0 million increase in passenger revenues and a $11.7 million increase in other revenues compared to the year ended December 31, 2009. We were able to increase our total unit revenue in the context of gradually improving but still generally unfavorable macroeconomic conditions. Our total revenue per available seat mile for the year ended December 31, 2010 was 10.88 cents, an increase of 8.3 percent compared to the year ended December 31, 2009.

The $266.0 million (12.7 percent) increase in passenger revenue was due to increased capacity, traffic, and yield. During 2010, we increased our capacity by 3.3 percent compared to 2009. The increase in capacity was attributable to two B737 aircraft placed into service in October 2009. The increased capacity coupled with a 5.3 percent increase in revenue passenger miles produced an average passenger load factor of 81.4 percent, which was a 1.6 percentage point increase compared to 2009. Our average fare, excluding transportation taxes, was $95.26, which was 9.4 percent higher than 2009. The increase in average fare was attributable to changes in our network routes and improved air travel demand. During 2010, our average length of passenger haul increased 2.2 percent; an increase in average length of passenger haul tends to increase average fare and reduce average yield. Nonetheless, our average yield per revenue passenger mile increased 7.0 percent versus 2009 to 12.03 cents.

Other revenues for the year ended December 31, 2010, increased $11.7 million (4.7 percent) compared to the year ended December 31, 2009. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, preferred seat assignments and other miscellaneous revenues.

Our operating performance for 2010 was adversely affected by unusually severe weather during January, February, and December 2010. We estimate that the severe weather adversely impacted our operating revenues by approximately $10 million in the first quarter and $4 million in the fourth quarter.

Operating Expenses

Our operating expenses for the year ended December 31, 2010, increased $326.5 million (15.1 percent) and increased 11.4 percent on a unit cost basis, as measured by operating cost per ASM (CASM). Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the year ended December 31, 2010. The increase in total operating costs per ASM was the composite result of a 24.1 percent increase in fuel cost per ASM and a 5.8 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table summarizes our unit costs, as measured by CASM, for the indicated periods:

	Year ended December 31,				Percent Increase
	2010		2009		(Decrease)
Aircraft fuel	3.61	¢	2.91	¢	24.1
Salaries, wages and benefits	2.20		2.10		4.8
Aircraft rent	1.01		1.04		(2.9)
Maintenance, materials and repairs	0.97		0.85		14.1
Distribution	0.45		0.41		9.8
Landing fees and other rents	0.63		0.62		1.6
Aircraft insurance and security services	0.10		0.09		11.1
Marketing and advertising	0.15		0.16		(6.3)
Depreciation and amortization	0.25		0.24		4.2
Gain on asset dispositions	—		(0.01)		—
Other operating	0.98		0.88		11.4
Total CASM	10.35	¢	9.29	¢	11.4

Aircraft fuel increased 24.1 percent on a cost per ASM basis because jet fuel cost per gallon increased. For the year ended December 31, 2010, our average fuel cost per gallon, including taxes and into-plane fees, increased 24.6 percent from $1.87 during the year ended December 31, 2009 to $2.33 during the year ended December 31, 2010. Our fuel tax expense for the year ended December 31, 2010 was reduced by $7.5 million due to a refund of fuel taxes paid between April 2007 and February 2009. The increase in the average cost of jet fuel per gallon resulted in a $171.6 million increase in our aircraft fuel expense during the year ended December 31, 2010 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the year ended December 31, 2009.

Salaries, wages and benefits expense increased 4.8 percent on a cost per ASM basis primarily due to normal increases in employee wage rates, due in part to seniority increases, and higher medical insurance costs. Also, a new collective bargaining agreement with the AirTran pilots became effective December 1, 2010, which increased pilot compensation by $4.3 million (of which $1.3 million was non-recurring expense and $3.0 million was increased recurring expense).

Maintenance, materials and repairs expense increased 14.1 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe checks and rate increases in certain of our power-by-the-hour maintenance agreements. Approximately 76% of our maintenance, materials and repairs expense is attributable to power-by-the-hour maintenance agreements.

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

Marketing and advertising costs decreased 6.3 percent on a cost per ASM basis due to planned decreases in marketing costs.

Gain on asset dispositions for the year ended December 31, 2009 was ($3.0) million. Gain on asset dispositions pertains primarily to aircraft related transactions. During the year ended December 31, 2009, we recognized: $2.4 million loss for the write-off of capitalized interest related to the release in the second quarter 2009 of our obligation to purchase two B737 aircraft which Boeing sold to an unrelated foreign airline; and, a $6.6 million gain pertaining primarily to the deposits we previously received from the potential buyer who defaulted on its obligation to purchase two B737 aircraft in the third quarter.

Other operating costs increased 11.4 percent on a cost per ASM basis primarily due to increases in ground handling, contracted services costs, and legal and other professional fees. Compared to 2009, airport operations expense increased $8.4 million for catering, ground handling and other contracted services, professional and technical fees costs increased $5.5 million, and legal fees increased $13.5 million. Our 2010 other operating costs include $18.6 million (of which $12.9 million was incurred in the fourth quarter) of legal fees and other expenses incurred in connection with both the proposed acquisition of AirTran by Southwest Airlines and certain litigation.

Other (Income) Expense

Other (income) expense, net increased by $26.7 million to $68.3 million expense, net for 2010 compared to $41.7 million expense, net for 2009. Other (income) expense, net includes interest income, interest expense, capitalized interest, net (gains) losses on derivative financial instruments, and (gain) on extinguishment of debt.

Interest income decreased by $3.7 million from 2009 to $2.0 million for 2010. During 2009, we recorded a $3.3 million gain classified as interest income upon the redemption of all of our investments in an enhanced cash investment fund.

Interest expense, including amortization of debt discount and debt issuance costs, decreased by $3.1 million from 2009 to $80.8 million for 2010. The decrease was primarily due to the net effects of the following: the repurchase of $90.4 million principal amount of our 7.0% convertible notes in July 2010; interest on our 5.25% convertible senior notes issued in October 2009; two new aircraft notes related to aircraft delivered in September 2009; three new interest-rate swap agreements; and expense associated with our Credit Facility.

We reported net gains on derivative financial instruments of ($8.4) million for 2010, compared to net gains of ($30.6) million for 2009. Net (gains) losses on derivative financial instruments consist primarily of realized and unrealized gains and losses on fuel-related derivatives which were not designated as hedges for financial accounting purposes. The fuel-related derivative financial instrument gains for 2010 were primarily unrealized and resulted in an increase of the financial statement carrying value of our fuel-related derivative assets.

During 2009, we repurchased $29.2 million of our 7.0% convertible notes resulting in a gain of $4.3 million.

Income Tax Expense (Benefit)

Our effective income tax rate was 35.6 percent and 0.5 percent for the years ended December 31, 2010 and 2009, respectively. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent effective state tax rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes, and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. During 2010, we reduced the valuation allowance with a corresponding $4.0 million reduction to income tax expense for the period. During 2009, we reported income before taxes but did not recognize material tax expense due to the reduction in the valuation allowance which largely offset income tax expense for the period.

2009 Compared to 2008

Summary

Due to the pronounced reduction in the average cost of jet fuel per gallon during 2009 compared to 2008 and the actions that we undertook, our operating income for 2009 increased by $252.8 million compared to 2008.

During 2009, we reported operating income of $177.0 million, net income of $134.7 million, and diluted earnings per common share of $0.95. Included in our results are gains on asset dispositions of $3.0 million, a non-operating gain on derivative financial instruments of $30.6 million, and a non-operating gain on extinguishment of debt of $4.3 million. During 2008, we reported an operating loss of $75.8 million, a net loss of $266.3 million, and diluted loss per common share of $2.44. Included in our 2008 results are gains on asset dispositions of $20.0 million, an impairment charge to write-off goodwill of $8.4 million, and a non-operating loss on derivative financial instruments of $150.8 million.

Operating Revenues

Our operating revenues for the year ended December 31, 2009 decreased $211.0 million (8.3 percent) to $2.3 billion due to the net effect of a $324.6 million decrease in passenger revenues and a $113.6 million increase in other revenues compared to the year ended December 31, 2008. Our total revenue per available seat mile for the year ended December 31, 2009 was 10.05 cents, a decrease of 6.3 percent compared to the year ended December 31, 2008. We believe that our capacity reductions combined with increases in ancillary fees partially mitigated the unfavorable impact of adverse macroeconomic conditions by preventing a more pronounced erosion of total unit revenues.

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

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table summarizes our unit costs, as measured by CASM, for the indicated periods:

	Year ended December 31,				Percent Increase
	2009		2008		(Decrease)
Aircraft fuel	2.91	¢	5.02	¢	(42.0)
Salaries, wages and benefits	2.10		1.99		5.5
Aircraft rent	1.04		1.02		2.0
Maintenance, materials and repairs	0.85		0.68		25.0
Distribution	0.41		0.42		(2.4)
Landing fees and other rents	0.62		0.58		6.9
Aircraft insurance and security services	0.09		0.09		—
Marketing and advertising	0.16		0.17		(5.9)
Depreciation and amortization	0.24		0.25		(4.0)
(Gain) loss on disposition of assets	(0.01)		(0.08)		(87.5)
Impairment of goodwill	—		0.04		(100.0)
Other operating	0.88		0.86		2.3
Total CASM	9.29	¢	11.04	¢	(15.9)

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

Income Tax Expense (Benefit)

Our effective income tax rate was 0.5 percent and 11.4 percent for the years ended December 31, 2009 and 2008, respectively. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent effective state tax rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes, and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. During 2009, we reported income before taxes but did not recognize material tax expense due to the reduction in the valuation allowance which largely offset income tax expense for the period. Beginning with the third quarter of 2008, we provided a valuation allowance against substantially all of our net deferred tax assets, and as a result, our losses for the remainder of the year were not reduced by any tax benefit. Consequently, our effective tax rate for 2008 was substantially lower than the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had unrestricted cash and cash equivalents of $454.0 million, and we also had $49.2 million of restricted cash. At December 31, 2010, we had $50 million outstanding under our revolving line of credit facility. During 2010, our primary sources of cash were cash provided by operating activities, borrowings under our revolving line of credit facility, and borrowings to refinance aircraft related debt. Our primary uses of cash were repayment of debt, including repayment of borrowings under our revolving line of credit facility, and expenditures for the acquisition of property and equipment. As of January 31, 2011, we had no borrowings outstanding under our revolving line of credit facility and a $50 million letter of credit had been issued under our letter of credit facility. The letter of credit beneficiary was not entitled to draw any amounts as of December 31, 2010 or January 31, 2011.

2010 and 2009 Operating, Investing, and Financing Activities

Operating activities in 2010 provided $160.8 million of cash flow compared to $118.2 million provided during 2009. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the year ended December 31, 2010, we reported net income of $38.5 million compared to net income of $134.7 million for the year ended December 31, 2009.

Changes in the components of our working capital impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advance ticket sales, which are recorded as air traffic liability, fluctuate seasonally and also provide cash when we grow and consequently receive additional cash for future travel. This historical source of cash will decline or change to a use to the extent our growth slows or reverses or the amounts held back by our credit card processors increase. During 2010, our air traffic liability balance increased $25.1 million, contributing favorably to our net cash flow from operating activities. During 2009, our air traffic liability balance decreased $25.2 million, negatively impacting our net cash flow from operating activities. During 2010, our accounts receivable increased $9.9 million, negatively impacting net cash provided by operating activities. During 2009, our accounts receivable decreased $8.7 million, contributing favorably to our net cash provided by operating activities. Changes in accounts payable, accrued, and other current and non-current liabilities also impact our cash flow from operating activities. During 2010, our accounts payable and accrued and other liabilities increased $14.2 million, contributing favorably to our net cash provided by operating activities. During 2009, our accounts payable and accrued and other liabilities decreased $22.0 million, negatively impacting net cash provided by operating activities.

Our Consolidated Statement of Cash Flow for the year ended December 31, 2010 includes a $2.6 million increase in cash flow provided by operating activities pertaining to derivative financial instruments. We also provided deposits to interest rate swap counterparties aggregating $3.6 million which required the use of cash.

Our Consolidated Statement of Cash Flow for the year ended December 31, 2009 includes a $104.9 million decrease in cash flow provided by operating activities related to derivative financial instruments. This item is comprised largely of $84.9 million net payments to counterparties for purchases, issuances and settlements of fuel-related derivative financial instruments. The payments to counterparties included amounts paid in early 2009 to unwind certain fuel-related derivative financial instruments which we believed were unlikely to provide benefit in 2009. The $104.9 million decrease in cash flow provided by operating activities also includes non-operating gains on fuel-related derivative financial instruments. Counterparties to our derivative financial instrument arrangements released deposits held by them as consequences of the unwinding of fuel-related derivatives and the reduction of the value of our fuel-related derivative financial instrument obligations. The amount of deposits received from counterparties, net of deposits paid to counterparties, aggregated $48.8 million during the year ended December 31, 2009.

We used cash to increase other assets by $17.1 million and $5.7 million during the years ended December 31, 2010 and 2009, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance, prepaid distribution costs, and prepaid employee compensation. Additionally, cash was provided as we decreased prepaid and stored fuel by $8.0 million during the year ended December 31, 2010. During the year ended December 31, 2009, cash was used as we increased prepaid and stored fuel by $18.3 million.

Investing activities in 2010 used $24.2 million in cash compared to the $47.2 million cash used in 2009. Sales of available-for-sale securities are classified as investing activities. During 2010 and 2009, we sold $1.7 million and $27.1 million of available-for-sale securities, respectively. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of the refunded deposits in the aircraft. During 2010, we paid $19.4 million in deposits and received $16.7 million in previously paid deposits. During 2009, we paid $11.8 million in deposits and received $26.1 million in previously paid deposits. During 2010, we expended $23.2 million in cash for the acquisition of rotable parts, and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchase of ground and computer equipment. During 2009, we expended $90.9 million in cash, primarily for the acquisition of two B737 aircraft as well as for the acquisition of rotable parts, buyer-furnished equipment, and other property and equipment.

Financing activities used $225.2 million of cash during 2010, compared to providing cash of $156.5 million during 2009.

During 2010, we repaid $125.0 million and borrowed $50.0 million under our revolving line of credit facility.

During 2010, we repaid $108.7 million of B737 and B717 aircraft debt financing, including debt repaid in the refinancing of two B737 aircraft. In 2010, we refinanced debt borrowed to acquire two B737 aircraft that were delivered to Airways in 2009. Under the refinancings, we repaid $49.0 million of existing aircraft indebtedness and borrowed $52.5 million of new aircraft debt. Each note issued is secured by a first mortgage on the B737 aircraft to which it relates. Each note has a stated maturity in 2020 and bears interest at a floating rate per annum equal to a margin plus the three-month LIBOR in effect at the commencement of each three-month period.

Holders of 94% or $90.4 million principal amount of our 7.0% convertible notes exercised their right to require us to repurchase the notes in July 2010. We elected to pay the repurchase price in cash in July 2010.

During 2009, we borrowed $1.05 billion and repaid $1.02 billion under our revolving line of credit facility. Also, during 2009, we borrowed $50 million to finance aircraft acquisitions and repaid $70.6 million of aircraft debt financing, including $18.1 million for repayments of pre-delivery deposit financing.

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

See ITEM 8. “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Note 4 – “Debt” for additional information regarding our outstanding debt.

Year 2011 Cash Requirements and Potential Sources of Liquidity

Our 2011 cash flows will be impacted by a variety of factors including our operating results, payments of our debt and capital lease obligations, and capital expenditure requirements. If consummated, the proposed acquisition of AirTran by Southwest will have material impacts on the liquidity, sources and uses of liquidity, operating results, financial commitments, and financial position of AirTran. The following discussion does not address the potential impacts of the proposed acquisition of AirTran by Southwest.

Expenditures for acquisition of property and equipment, other than aircraft and aircraft parts, are anticipated to be approximately $17 million during 2011. Additionally, during 2011, we currently have scheduled payments of $50 million related to aircraft purchase commitments. Payments of current maturities of existing debt and capital lease obligations are expected to aggregate $119.5 million during 2011, including the $50 million repaid in January 2011 under our revolving line of credit facility.

We may need cash resources to fund increases in collateral provided to counterparties to our derivative financial arrangements and our cash flows may be adversely impacted in the event that one or more credit card processors withholds amounts that would otherwise be remitted to us. We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease. As of December 31, 2010, we provided interest rate swap counterparties with collateral aggregating $22.8 million.

Each agreement with our two largest credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (a holdback). During 2010, we amended our agreement with our largest credit card processor on terms favorable to us in part because of our improved operating performance. As of December 31, 2010, we were in compliance with our processing agreements and our two largest credit card processors were holding back no cash remittances from us. Our potential cash exposure to holdbacks by our largest two credit card processors, based on advance ticket sales as of December 31, 2010, was $179.9 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of December 31, 2010, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us. While we may be subject to holdbacks in the future in accordance with the terms of our credit card processing agreements, based on our current liquidity and current forecast, we do not expect that our two largest credit card processors would be entitled to holdback cash amounts during 2011.

We believe we have options available to meet our debt repayment, capital expenditure needs, and operating commitments; such options may include internally generated funds as well as various financing or leasing options, including the sale, lease, or sublease of our aircraft or other assets. Additionally, we have a $50 million revolving line of credit facility, under which $50 million and $0 borrowings were outstanding as of December 31, 2010, and January 31, 2011, respectively. However, our future financing options may be limited because our owned aircraft are pledged to the lenders that provided financing to acquire such aircraft, and we have pledged, directly or indirectly, a significant portion of our owned assets, other than aircraft and engines, to collateralize our obligations under our Credit Facility. The counterparty to the Credit Facility has agreed to release its lien on certain specified assets securing that facility in the event we seek to re-pledge those assets in order to secure a new financing so long as the aggregate collateral value of the assets pledged under the Credit Facility is at least equal to the amount then available under the Credit Facility.

We believe that our existing liquidity and forecasted 2011 cash flows will be sufficient to fund our operations and other financial obligations in 2011. While we believe our 2011 forecast is reasonable, a combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on the severity and duration thereof, have significant unfavorable impacts on our future cash flows. Such adverse events could include: significant increases in fuel prices for an extended period of time, significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions, or an increase in the percentage of advance ticket sales held back by our credit card processors.

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

Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, up to $50 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit up to a maximum aggregate amount of $50 million for the benefit of one or more of our credit card processors. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $450 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2010 and 2009, we had $50 million and $125 million, respectively, in outstanding borrowings under the revolving line of credit facility. We had no borrowings outstanding as of January 31, 2011. As of December 31, 2010, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million. None of the letters of credit issued in favor of a processor have ever been drawn. The term of the Credit Facility currently expires December 31, 2012.

Aircraft Related Commitments, Financing Arrangements and Transactions

We have contractual obligations to purchase 51 additional B737 aircraft from The Boeing Company (Boeing) between 2011 and 2017. In June and December 2010, we entered into amendments to our aircraft purchase agreements with Boeing to defer delivery dates for 12 B737 aircraft originally scheduled for delivery between 2011 and 2014 to delivery dates between 2015 and 2017. Simultaneously, Boeing Capital Corporation (BCC), a wholly-owned subsidiary of Boeing, exercised a previously negotiated contractual right requiring us to lease two used B717 aircraft for a term of 10 years commencing in 2011.

The table below summarizes, as of December 31, 2010, all scheduled aircraft fleet additions:

	B737 Aircraft Purchases	B717 Aircraft Leases	Total Aircraft Additions
2011	1	2	3
2012	6	—	6
2013	6	—	6
2014	8	—	8
2015	12	—	12
2016	13	—	13
2017	5	—	5
Total	51	2	53

In addition to the above, we hold an option, exercisable in 2011, to purchase one B737 aircraft in the fourth quarter of 2012.

As of December 31, 2010, our aircraft purchase commitments for the next five years and thereafter, in aggregate, are (in millions): 2011—$50; 2012—$270; 2013—$280; 2014—$370; 2015—$520; and thereafter—$710. These amounts include payment commitments, including payment of pre-delivery deposits and buyer-furnished equipment, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have debt financing commitments from a lender to finance a significant portion of the purchase price of two B737 aircraft scheduled for delivery to us in 2011 or 2012. AirTran has no existing arrangements for the financing of B737s other than as described in the immediately preceding sentence. In addition, BCC has the right to require us to lease up to three additional used B717s for lease terms of up to 10 years per aircraft. If BCC requires us to lease any such used B717 aircraft, we have the right to cancel a like number of B737 aircraft from our B737 order book with Boeing.

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

Contractual Obligations

Our contractual obligations as of December 31, 2010 are estimated to be due as follows (in millions):

Nature of commitment
	Total	2011	2012-2013	2014-2015	Thereafter
Debt (1)	$1,141	$149	$193	$202	$597
Operating lease obligations (2)	2,884	327	629	574	1,354
Capital lease obligations	23	4	4	7	8
Aircraft purchase commitments (3)	2,200	50	550	890	710
Total contractual obligations (4)	$6,248	$530	$1,376	$1,673	$2,669

(1)
Includes principal and interest payments, including interest payments on $623.8 million of floating rate debt that have been forecasted at current interest rates. Our debt agreements for aircraft acquisitions generally carry terms of twelve years and are repaid either quarterly or semiannually.

(2)
Amounts include minimum operating lease obligations for aircraft, airport facilities, and other leased property. Amounts exclude contingent payments and aircraft maintenance deposit payments based on flight hours or landings. Aircraft lease agreements are generally for fifteen years for B737 aircraft and for eighteen to nineteen years for B717 aircraft. Includes lease commitments pertaining to three B717 aircraft scheduled to be delivered to AirTran in 2011.

(3)
Amounts include payment commitments, including payment of pre-delivery deposits and buyer-furnished equipment, for aircraft on firm order. Payment commitments include the forecasted impact of contractual price escalations and directly related costs. Payment commitments do not include the impact of AirTran exercising its option to purchase one B737 aircraft.

(4)
The table does not include payments to be made to third party aircraft maintenance contractors pursuant to agreements whereby we pay such contractors based on aircraft flight hours or landings. The table does not include liabilities to vendors, employees, and others classified as current liabilities on our December 31, 2010 consolidated balance sheet. Additionally, the above table does not include any obligations associated with derivative financial instruments. As of December 31, 2010, we had recorded the following related to derivative financial instruments: a $45.0 million current asset; a $4.1 million non-current asset; a $15.0 million current liability; and a $13.6 million non-current liability. Also, as of December 31, 2010, we had provided counterparties to derivative financial instruments with collateral aggregating $22.8 million.

A variety of assumptions are necessary in order to derive the information with respect to contractual commitments described in the above table, including, but not limited to, the timing of the aircraft delivery dates. Our actual obligations may differ from these estimates under different assumptions or conditions. If consummated, the proposed acquisition of AirTran by Southwest could have material impacts on commitments.

Income Taxes

We have not been required to pay significant federal or state income taxes since 1999 because we had a loss for federal income tax purposes for most of those years and we used net operating loss carryforwards to largely offset taxable income in those years when we had taxable income. We have had losses for income tax purposes in large part because tax basis depreciation has exceeded depreciation expense calculated for financial accounting purposes.

Our December 31, 2010, consolidated balance sheet includes gross deferred tax assets of $237.1 million and gross deferred tax liabilities of $252.4 million. The deferred tax assets include $158.6 million pertaining to the tax effect of $476.9 million of federal net operating losses (NOLs). Such NOLs, which expire in the years 2017 to 2030, are available to be carried forward to offset future taxable income and thereby reduce future income tax payments. Our deferred income tax liability is in large part due to the excess of the financial statement carrying values of owned flight equipment and other assets over the tax bases of such assets. Consequently, future tax basis depreciation will tend to be lower than financial accounting depreciation for these assets.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize our deferred tax assets (including a portion of the deferred tax asset associated with loss carry-forwards) through the reversal of existing temporary differences. As of December 31, 2010, the $1.0 million of valuation allowance related solely to capital loss carryforwards. Regardless of the financial accounting for income taxes, our net operating loss carry-forwards currently are available for use on our income tax returns to offset future taxable income.

Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change as defined in the Internal Revenue Code, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused NOLs in excess of the annual limitation may be carried over to later years. We believe that we were not subject to the limitations under Section 382. However, if AirTran is acquired by Southwest, the Merger is expected to result in an ownership change of AirTran for the purposes of Section 382.

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

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance, and lease aircraft to us. The trusts are considered variable interest entities (VIEs) and in accordance with the guidance provided under Financial Accounting Standards Board Accounting Standards Codification 810 “Consolidation” (Consolidation Topic), we are required to assess if we are the primary beneficiary of these VIE’s. The assessment considers both quantitative and qualitative factors, including whether we have the power to direct the activities of the VIE, including but not limited to, determine or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE or arranging financing for the VIE. We also considered whether we had the obligation to absorb the losses of, or the right to receive benefits from, the VIE.

Our leases generally contain lease terms which are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option, or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. However, we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. Even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis, and we do not have the risk of gain or loss or the power to direct the activities of the trust.

We have concluded that we are not the primary beneficiary of any of the trusts and, therefore, we have not consolidated any of the trusts.

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

Other revenue is recognized when the service is provided. Other revenues include fees for baggage, change fees, special services fees, and pet fees. Fees for services that have not been provided are included as a component of air traffic liability.

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

Interest Rates

We had approximately $623.8 million and $665.7 million of variable-rate debt as of December 31, 2010 and December 31, 2009, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest-rate swap agreements. During 2010, we entered into three interest-rate swap arrangements pertaining to $65.0 million notional amount of outstanding debt. The notional amount of the outstanding debt related to interest-rate swaps at December 31, 2010 and December 31, 2009 was $479.1 million and $447.0 million, respectively. These swaps expire between 2016 and 2020. The interest-rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. As of December 31, 2010, the fair market value of our interest-rate swaps was a liability of $27.6 million. If average interest rates increased by 100 basis points during 2011, as compared to 2010, our projected 2011 interest expense would increase by approximately $1.4 million.

As of December 31, 2010 and 2009, the fair value of our debt was estimated to be $1.0 billion and $1.1 billion, respectively, versus a carrying amount of $1.0 billion and $1.2 billion as of December 31, 2010 and 2009, respectively. The fair value of our debt was estimated using quoted market prices where available. For long-term debt not actively traded, the fair value was estimated using a discounted cash flow analysis based on our current borrowing rates for instruments with similar terms. The fair values of our other financial instruments and borrowings under our revolving line of credit facility approximate their respective carrying values. Given the current volatility in the credit markets, there is an atypical element of uncertainty associated with valuing debt securities, including our debt securities. Market risk on our fixed rate debt, estimated as the potential increase in fair value resulting from a hypothetical 100 basis point decrease in interest rates, was approximately $10.1 million as of December 31, 2010.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2010, 2009, and 2008 represented 34.8 percent, 31.4 percent, and 45.5 percent of our operating expenses, respectively.

Jet fuel prices reached record high nominal levels during 2008 and were volatile during 2010, 2009 and 2008. The following table summarizes our fuel expense (including taxes and into-plane fees), gallons of fuel burned and average cost per gallon (including taxes and into-plane fees) during 2010, 2009 and 2008 (in thousands, except average cost per gallon amounts):

	Three Months Ended
	March 31	June 30	September 30	December 31	Annual
2010
Gallons burned	88,037	97,127	97,517	90,264	372,945
Average cost per gallon	$2.27	$2.36	$2.16	$2.52	$2.33
Aircraft fuel expense	$200,168	$228,881	$211,115	$227,374	$867,538

2009
Gallons burned	83,352	92,813	96,098	90,952	363,215
Average cost per gallon	$1.59	$1.72	$1.98	$2.15	$1.87
Aircraft fuel expense	$132,870	$159,903	$190,235	$195,827	$678,835

2008
Gallons burned	89,605	98,261	95,303	84,000	367,169
Average cost per gallon	$3.00	$3.75	$3.82	$2.32	$3.25
Aircraft fuel expense	$268,442	$368,127	$363,882	$194,487	$1,194,938

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

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of December 31, 2010, we were not required to provide counterparties to fuel-related derivative financial instruments with any collateral. Any collateral is classified as restricted cash, if the funds are held in our name. The collateral is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide collateral to counterparties, which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

In summary, our fuel-related derivative financial instruments impacted our 2010 financial statements as follows:

•
We recorded a non-operating net gain on fuel-related derivative financial instruments of $8.4 million during 2010. During 2010, we realized losses related to derivative financial instruments of $5.2 million.

•
As of December 31, 2010, the estimated fair value of our fuel-related derivative financial instruments was a net asset of $48.2 million. The fair value of our fuel-related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel-related derivatives.

As of December 31, 2010, we had entered into fuel-related option agreements which pertain to 198 million gallons or 52 percent of our projected 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. As of December 31, 2010, we had no swap agreements or outstanding refinery-margin swap agreements.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for 2011, before the impact of our derivative financial instruments, would increase approximately $9.6 million based on projected operations.

The (1) estimated total ultimate cash benefit (use) of our fuel-related derivatives scheduled to settle in 2011 and (2) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $90 per barrel are estimated as follows at the specified crude per barrel prices (in millions, except per barrel amounts which are in dollars):

	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel-Related Derivative Financial Instruments Held as of December 31, 2010	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivative Financial Instruments) Compared to Jet Fuel Cost Based on Crude Oil of $90 per Barrel
Year Ended December 31, 2011
Assumed average market crude price:
$ 70 per barrel	$(12.9)	$218.9
$ 90 per barrel	1.0	—
$ 110 per barrel	74.9	(218.9)

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

2.	As of December 31, 2010 and January 21, 2010, we had provided no collateral for fuel-related derivatives to counterparties.
3.	Changes in the refining margin may also impact the cost of jet fuel. The refining margin assumption included in the table above is 15% of the assumed average market crude price.

ITEM 8.                                                                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AirTran Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirTran Holdings, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AirTran Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orlando, Florida
February 4, 2011

AirTran Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Operating Revenues:
Passenger	$2,354,954	$2,088,965	$2,413,609
Other	264,218	252,477	138,869
Total operating revenues	2,619,172	2,341,442	2,552,478
Operating Expenses:
Aircraft fuel	867,538	678,835	1,194,938
Salaries, wages and benefits	528,521	488,366	474,889
Aircraft rent	242,393	242,236	242,674
Maintenance, materials and repairs	233,591	198,852	163,350
Distribution	109,104	94,688	100,400
Landing fees and other rents	152,403	144,756	137,738
Aircraft insurance and security services	23,545	21,045	21,556
Marketing and advertising	36,579	38,097	40,475
Depreciation and amortization	59,958	56,871	59,049
Gain on asset dispositions	—	(2,964)	(20,015)
Impairment of goodwill	—	—	8,350
Other operating	237,349	203,650	204,895
Total operating expenses	2,490,981	2,164,432	2,628,299
Operating Income (Loss)	128,191	177,010	(75,821)
Other (Income) Expense:
Interest income	(2,011)	(5,702)	(3,679)
Interest expense	80,825	83,967	85,479
Capitalized interest	(2,055)	(1,692)	(7,707)
Net (gains) losses on derivative financial instruments	(8,412)	(30,624)	150,836
Gain on extinguishment of debt	—	(4,278)	—
Other (income) expense, net	68,347	41,671	224,929
Income (Loss) Before Income Taxes	59,844	135,339	(300,750)
Income tax expense (benefit)	21,301	677	(34,416)
Net Income (Loss)	$38,543	$134,662	$(266,334)
Earnings (Loss) Per Common Share:
Basic	$0.28	$1.09	$(2.44)
Diluted	$0.26	$0.95	$(2.44)
Weighted-Average Shares Outstanding:
Basic	135,340	123,624	109,153
Diluted	172,939	146,891	109,153

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$453,965	$542,619
Short-term investments	—	1,663
Restricted cash	49,159	52,390
Deposits held by counterparties to derivative financial instruments	3,570	—
Accounts receivable, less allowance of $1,200 and $1,468 at December 31, 2010 and 2009, respectively	36,335	27,067
Spare parts, materials and supplies, less allowance for obsolescence of $4,505 and $3,602 at December 31, 2010 and 2009, respectively	19,846	16,133
Prepaid and stored fuel	26,339	34,338
Derivative financial instruments	44,986	47,037
Prepaid expenses and other current assets	29,993	31,970
Deferred income taxes	16,108	4,206
Total current assets	680,301	757,423
Property and Equipment:
Flight equipment	1,398,444	1,384,529
Less: Accumulated depreciation and amortization	(206,282)	(165,694)
	1,192,162	1,218,835
Purchase deposits for flight equipment	52,476	49,720
Other property and equipment	120,816	119,150
Less: Accumulated depreciation and amortization	(71,434)	(67,666)
	49,382	51,484
Total property and equipment	1,294,020	1,320,039
Other Assets:
Trademarks and trade names	21,567	21,567
Debt issuance costs	14,285	16,017
Prepaid aircraft rent	73,443	82,062
Derivative financial instruments	4,136	14,783
Other assets	91,596	72,281
Total Assets	$2,179,348	$2,284,172

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Balance Sheets (Continued)
(In thousands)

	December 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$57,793	$57,482
Accrued and other liabilities	173,174	145,174
Air traffic liability	251,945	226,891
Derivative financial instruments	14,993	14,903
Current maturities of capital lease obligations	3,024	1,085
Borrowing under revolving line of credit facility	50,000	125,000
Current maturities of long-term debt	66,459	156,004
Total current liabilities	617,388	726,539
Long-term capital lease obligations	14,388	14,806
Long-term debt	862,619	917,122
Other liabilities	99,587	111,760
Deferred income taxes	32,414	4,206
Derivative financial instruments	13,594	7,796
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value per share, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $.001 par value per share, 1,000,000 shares authorized, and 135,643 and 134,726 shares issued and outstanding at December 31, 2010 and 2009, respectively	136	135
Additional paid-in capital	594,033	586,727
Accumulated deficit	(44,846)	(83,389)
Accumulated other comprehensive loss	(9,965)	(1,530)
Total stockholders’ equity	539,358	501,943
Total Liabilities and Stockholders' Equity	$2,179,348	$2,284,172

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$38,543	$134,662	$(266,334)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	67,889	68,363	65,412
Amortization of deferred gains from sales/leaseback of aircraft	(5,255)	(5,193)	(4,668)
Amortization of debt discount	3,632	7,258	7,399
Provisions for uncollectible accounts	653	573	1,264
Deferred income taxes	21,301	677	(34,416)
Impairment of goodwill	—	—	8,350
(Gain) loss on asset dispositions	1,061	(2,914)	(19,184)
Gain on debt extinguishment	—	(4,278)	—
Other	6,393	2,750	10,659
Changes in certain operating assets and liabilities:
Restricted cash	3,231	33,736	(44,326)
Derivative financial instruments	2,611	(104,894)	66,027
Accounts receivable	(9,921)	8,711	5,157
Spare parts, materials, and supplies	(4,617)	(1,463)	(1,625)
Prepaid and stored fuel	7,999	(18,334)	16,656
Deposits held by counterparties to derivative financial instruments	(3,570)	48,820	(48,820)
Prepaid aircraft rent	8,601	2,650	(6,408)
Other assets	(17,060)	(5,733)	(4,507)
Accounts payable, accrued and other liabilities	14,215	(21,994)	37,331
Air traffic liability	25,054	(25,164)	32,132
Net cash provided by (used for) operating activities	160,760	118,233	(179,901)
Investing activities:
Purchase of available-for-sale securities	—	—	(30,303)
Sale of available-for-sale securities	1,696	27,116	118,986
Purchases of property and equipment	(23,177)	(90,877)	(136,427)
Return (payment) of aircraft purchase deposits, net	(2,756)	14,312	55,785
Proceeds from sale of aircraft	—	—	305,965
Other	—	2,225	14,650
Net cash provided by (used for) investing activities	(24,237)	(47,224)	328,656
Financing activities:
Issuance of long-term debt	51,837	160,916	107,577
Payments on long-term debt and capital lease obligations	(202,894)	(95,774)	(317,153)
Borrowings under revolving line of credit facility	50,000	1,050,000	377,000
Repayment of borrowings under revolving line of credit facility	(125,000)	(1,015,000)	(287,000)
Net proceeds from issuance of common stock	—	54,805	74,669
Proceeds from issuance of stock for exercise of options, and under employee stock purchase plan	1,525	1,708	3,902
Other	(645)	(123)	455
Net cash provided by (used for) financing activities	(225,177)	156,532	(40,550)
Net change in cash and cash equivalents	(88,654)	227,541	108,205
Cash and cash equivalents at beginning of year	542,619	315,078	206,873
Cash and cash equivalents at end of year	$453,965	$542,619	$315,078

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2008	91,886	$92	$424,234	$48,283	$1,350	$473,959
Net loss	—	—	—	(266,334)	—	(266,334)
Unrealized loss on derivative instruments, net of income taxes of $0.7 million	—	—	—	—	(26,686)	(26,686)
Other	—	—	—	—	(424)	(424)
Total comprehensive loss						(293,444)
Issuance of common stock for exercise of options	843	1	2,604	—	—	2,605
Stock-based compensation	419	1	5,819	—	—	5,820
Conversion of 5.5% senior notes to common stock	1,367	1	4,560	—	—	4,561
Issuance of common stock under employee stock purchase plan	376	—	1,295	—	—	1,295
Issuance of common stock	24,659	25	74,644	—	—	74,669
Issuance of stock warrants	—	—	8,586	—	—	8,586
Other	—	—	3,058	—	—	3,058
Balance at December 31, 2008	119,550	120	524,800	(218,051)	(25,760)	281,109
Net income	—	—	—	134,662	—	134,662
Unrealized gain on derivative instruments, net of income taxes of $0 million	—	—	—	—	21,070	21,070
Actuarial gain on post-employment obligations, net of income taxes of $0 million	—	—	—	—	3,084	3,084
Other	—	—	—	—	76	76
Total comprehensive income						158,892
Issuance of common stock for exercise of options	99		552	—	—	552
Stock-based compensation	631	1	5,968	—	—	5,969
Issuance of common stock under employee stock purchase plan	227	—	1,156	—	—	1,156
Repurchase of 7.0% convertible notes, net of income taxes of $0.9 million	—	—	(969)	—	—	(969)
Issuance of common stock	11,319	11	54,794	—	—	54,805
Issuance of common stock exchanged for stock warrants	2,900	3	426	—	—	429
Balance at December 31, 2009	134,726	135	586,727	(83,389)	(1,530)	501,943
Net income	—	—	—	38,543	—	38,543
Unrealized loss on derivative instruments, net of income taxes of $6.0 million	—	—	—	—	(10,031)	(10,031)
Other	—	—	—	—	1,596	1,596
Total comprehensive income						30,108
Issuance of common stock for exercise of options	71	—	379	—	—	379
Stock-based compensation	641	1	5,807	—	—	5,808
Issuance of common stock under employee stock purchase plan	205	—	1,146	—	—	1,146
Other	—	—	(26)	—	—	(26)
Balance at December 31, 2010	135,643	$136	$594,033	$(44,846)	$(9,965)	$539,358

See accompanying notes to Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

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

Business

Through AirTran Airways, we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), to 69 locations throughout the United States, Mexico, and the Caribbean. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our hubs in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

Recent Development – Proposed Acquisition of AirTran by Southwest Airlines

On September 26, 2010, AirTran, Southwest Airlines Co., a Texas corporation (Southwest), and a wholly-owned subsidiary of Southwest (the Southwest merger subsidiary) entered into an Agreement and Plan of Merger (the Merger Agreement), providing for the acquisition of AirTran by Southwest. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Southwest merger subsidiary will be merged with and into AirTran (the Merger), with AirTran continuing as the surviving corporation and as a wholly-owned subsidiary of Southwest. Following the effective time of the Merger, AirTran will merge with and into a wholly-owned limited liability company subsidiary of Southwest.

If consummated, the proposed acquisition of AirTran by Southwest will combine AirTran with the largest low cost airline in the United States. We believe Southwest possesses one of the strongest brands in the industry and, based on U.S. Department of Transportation data as of June 30, 2010, was the largest domestic air carrier in the United States based on the number of originating passengers boarded. If consummated, the acquisition of AirTran by Southwest will be accounted for using the acquisition method of accounting. Consequently, Southwest will allocate the purchase price to the fair value of AirTran’s tangible and intangible assets and liabilities at the acquisition date, with the excess purchase price recorded as goodwill. The application of acquisition accounting will likely have material impacts on the financial accounting values of AirTran’s assets and liabilities. The accompanying consolidated financial statements do not incorporate or address either the impact of acquisition accounting or the impacts of changes to liquidity, financial commitments, or financial position of AirTran.

Southwest and AirTran currently expect the closing of the Merger to occur in the second quarter of 2011. However, the Merger is subject to regulatory clearance and the satisfaction or waiver of other conditions as described in the Merger Agreement, and it is possible that factors outside the control of Southwest and AirTran could result in the Merger being completed at a later time, or not at all. The Merger Agreement contains certain termination rights for both AirTran and Southwest, including if the Merger is not consummated on or before September 26, 2011 (subject to extension by mutual agreement of the parties) or if the approval of AirTran’s stockholders is not obtained. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by AirTran as a result of an adverse change in the recommendation of AirTran’s board of directors, AirTran may be required to pay to Southwest a termination fee of $39 million. As of December 31, 2010, no termination events occurred, and as such no termination fees have been accrued.

Morgan Stanley provided AirTran financial advisory services and a financial opinion in connection with the Merger, and AirTran agreed to pay Morgan Stanley a fee of $15.0 million, of which $14.8 million is contingent upon completion of the Merger. AirTran’s engagement letter with Morgan Stanley also provides that AirTran will consider paying Morgan Stanley, in AirTran’s sole and absolute discretion and without any obligation on the part of AirTran, an additional fee of up to $3.8 million for Morgan Stanley’s services.

AirTran has adopted an Employee Retention Plan to address potential employee concerns related to the proposed Merger. The Employee Retention Plan covers certain officers and certain other managerial and administrative employees (each a covered employee). Under the Employee Retention Plan, a maximum of $10.2 million has been allocated to the payment of retention bonuses for covered employees. If the closing of the Merger does not occur prior to September 26, 2011 (or a later end date agreed to by the parties to the Merger agreement), then all retention bonuses due under the Employee Retention Plan will be forfeited and the Employee Retention Plan will terminate. AirTran also generally has the right to terminate or amend the Employee Retention Plan at any time without consent of the covered employees prior to closing of the Merger.

As of December 31, 2010, we have not accrued the Morgan Stanley contingent fee or the retention bonuses because they are contingent upon closing.

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

Accounts Receivable

Accounts receivable are due primarily from major credit card processors, travel agents, the issuer of co-branded credit cards, taxing authorities, and municipalities related to guaranteed revenue agreements. We provide an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of credit card receivables based on historical credit card charge-backs and of other receivables based on specific analysis. Collateral is generally not required for accounts receivable. During the years ended December 31, 2010, 2009, and 2008, we wrote off accounts receivable aggregating $0.9 million, $0.4 million, and $1.1 million, respectively, against the allowance for doubtful accounts. During the years ended December 31, 2010, 2009, and 2008, we recorded expense related to allowance for doubtful accounts of $0.7 million, $0.6 million, and $1.3 million, respectively.

Spare Parts and Supplies

Spare parts and supplies consist of expendable aircraft spare parts and miscellaneous supplies. These items are stated at cost using the first-in, first-out method. These items are charged to expense when used. Allowances for obsolescence are provided over the estimated useful life of the related aircraft and engines for spare parts expected to be on hand at the date aircraft are retired from service. During the years ended December 31, 2010, 2009, and 2008, we recorded expense related to obsolescence reserves of $0.9 million, $0.8 million, and $0.6 million, respectively.

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

The financial statement carrying value of computer software and equipment, which is included in other property and equipment on the consolidated balance sheets, was $10.7 million and $11.2 million at December 31, 2010 and 2009, respectively. Depreciation and amortization expense related to computer equipment and software was $7.5 million, $7.9 million and $8.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Measurement of Impairment of Long-lived Assets

We record impairment losses on long-lived assets used in operations when events or circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the net book value of those assets, and the fair value is less than the net book value.

Intangible Assets

Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangibles, such as trade names, are not amortized but are subject to periodic impairment tests. During the second quarter of 2008, because adverse industry conditions and operating losses were indicators that our intangible assets may have been impaired, we prepared an assessment and concluded that goodwill was impaired as of June 30, 2008, while our trade name and trademarks were not impaired. The Company used current market capitalization, control premiums, discounted cash flows, and other factors as best evidence of market value. Consequently, we recorded a charge of $8.4 million to write-off all of the gross carrying value of our goodwill during the second quarter of 2008. There have been no subsequent changes to goodwill and accumulated impairment losses as of December 31, 2010. We also performed the annual impairment test of the financial statement carrying value of our trade name and trademarks in the fourth quarter of each year and concluded there was no impairment.

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

Other revenue is recognized when the service is provided. Other revenues include fees for baggage, change fees, special services fees, and pet fees. Fees for services that have not been provided are included as a component of air traffic liability.

We are required to collect certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges, and foreign arrival and departure taxes. These taxes and fees are assessments on the customer. We have a legal obligation to act as a collection agent. Because we do not retain these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency.

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

We also sell credits in our A+ Rewards Program to third parties, such as credit card companies, internet service providers, and car rental agencies. Revenue from the sale of credits is deferred and recognized as passenger revenue when transportation is expected to be provided, based on estimates of fair value of travel with similar restrictions. The remaining portion, which is the excess of the total sales proceeds over the estimated fair value of the transportation to be provided, is recognized in other revenue at the time of sale. A change to the time period over which the credits are used (currently one to two years), the actual redemption activity, or our estimate of the amount of, or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Stock Based Employee Compensation

We recognize the financial accounting cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized ratably over the period during which an employee is required to provide service in exchange for an award. The fair value of a stock option grant is estimated using an option pricing model. The fair value of a restricted stock award is based on the trading price of our common stock on the date of grant. The fair value of performance shares is based on simulated stock prices generated by a multi-factor Montecarlo simulation model covering the period from the grant date through the end of the performance period.

Lump-sum Payments Made Pursuant to a Collective Bargaining Agreement

In November 2010, a collective bargaining agreement with the Air Line Pilots Association (ALPA) was ratified by the AirTran pilots. The new agreement took effect as of December 1, 2010 and becomes amendable in December 2015. The agreement provides for lump-sum payments aggregating $17 million to be made to the pilots.  Commencing December 1, 2010, the lump sum payments are being amortized over five years for financial accounting purposes to salaries, wages and benefits expense because such payments reduced rate increases during the contract period that would otherwise have existed.

Fuel Tax Expense

Our fuel tax expense for the year ended December 31, 2010 was reduced by $7.5 million due to a refund of fuel taxes paid between April 2007 and February 2009. Fuel tax expense is a component of aircraft fuel expense.

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

Advertising and Promotion Costs

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was approximately $31.1 million, $31.3 million, and $35.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

From time to time, we enter into barter transactions whereby we acquire goods or services in exchange for future air travel to be provided by us. We recognize operating expense based on the estimated fair value of travel to be provided by us.

Other Operating Expenses

Other operating expenses include various general and administrative expenses including, professional fees, audit fees, legal fees, and property taxes.  Additionally included in other operating expenses are ground handling and contracted services at various station locations, deicing costs and overnight costs for our flight crews, including hotel costs and per diem.

Other operating expenses for 2010 include $18.6 million of legal fees and other costs incurred in connection with both the proposed acquisition of AirTran by Southwest and certain litigation.

Derivative Financial Instruments

We recognize all of our derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair-value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

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

Income Taxes

We use the asset and liability method to account for income taxes whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. When appropriate we evaluate the need for a valuation allowance to reduce deferred tax assets.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance will affect accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of Accounting Standards Codification (ASC) 605-25 “Revenue Recognition - Multiple-Element Arrangements”. The new guidance will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Because we will apply the guidance prospectively to agreements entered into subsequent to January 1, 2011, it is not practical to estimate the impact of the new guidance on our consolidated statements of financial position or results of operations.

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which incorporates into the FASB Codification amendments to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, made by Statement of Financial Accounting Standard No. 167, “Accounting for Variable Interest Entities”, to require that a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity. In addition, the amendments require that the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities. The amendments were effective as of January 1, 2010. The adoption of ASU No. 2009-17 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU became effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2010 and 2009.

Note 2 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

We have contractual obligations to purchase 51 additional B737 aircraft from The Boeing Company (Boeing) between 2011 and 2017. In June and December 2010, we entered into amendments to our aircraft purchase agreements with Boeing to defer delivery dates for 12 B737 aircraft originally scheduled for delivery between 2011 and 2014 to delivery dates between 2015 and 2017. Simultaneously, Boeing Capital Corporation (BCC), a wholly-owned subsidiary of Boeing, exercised a previously negotiated contractual right requiring us to lease two used B717 aircraft for a term of 10 years commencing in 2011.

The table below summarizes, as of December 31, 2010, all scheduled aircraft fleet additions:

	B737 Aircraft Purchases	B717 Aircraft Leases	Total Aircraft Additions
2011	1	2	3
2012	6	—	6
2013	6	—	6
2014	8	—	8
2015	12	—	12
2016	13	—	13
2017	5	—	5
Total	51	2	53

In addition to the above, we hold an option, exercisable in 2011, to purchase one B737 aircraft in the fourth quarter of 2012.

As of December 31, 2010, our aircraft purchase commitments for the next five years and thereafter, in aggregate, are (in millions): 2011—$50; 2012—$270; 2013—$280; 2014—$370; 2015—$520; and thereafter—$710. These amounts include payment commitments, including payment of pre-delivery deposits and buyer-furnished equipment, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have debt financing commitments from a lender to finance a significant portion of the purchase price of two B737 aircraft scheduled for delivery to us in 2011 or 2012. AirTran has no existing arrangements for the financing of B737s other than as described in the immediately preceding sentence. In addition, BCC has the right to require us to lease up to three additional used B717s for lease terms of up to 10 years per aircraft. If BCC requires us to lease any such used B717 aircraft, we have the right to cancel a like number of B737 aircraft from our B737 order book with Boeing.

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

Each agreement with our two largest credit card processors provides that a processor may holdback amounts that would otherwise be remitted to us in the event that a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our agreement with our largest credit card processor also provides that the processor may holdback amounts that would otherwise be remitted to us in the event that our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels. Should the processor be entitled in the future to withhold amounts that would otherwise be remitted to us, we retain the contractual right to eliminate or reduce the amounts withheld by providing the processor with letters of credit. As of December 31, 2010, a $50 million letter of credit had been issued under our letter of credit facility for the benefit of our largest credit card processor. Drawings on the letter of credit may be made by the processor only if we do not satisfy our obligations to reimburse the processor for chargebacks.

As of December 31, 2010, we had advance ticket sales of $254.5 million related to all credit card sales, we were in compliance with our credit card processing agreements, and our two largest processors were holding back no cash remittances from us. Our potential cash exposure to holdbacks by our two largest credit card processors, based on advance ticket sales as of December 31, 2010, was $179.9 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of December 31, 2010, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us.

General Indemnifications

We are party to many routine contracts under which we indemnify third parties for various risks. We have not accrued any liability for any of these indemnities, as the amounts are not determinable or estimable.

Historically, we have not incurred significant costs related to such indemnifications. These indemnities consist of the following:

•
Certain of our debt agreements related to aircraft-secured notes payable through 2021 contain language whereby we have agreed to indemnify certain holders of certificates evidencing the debt associated with such notes, as necessary, to compensate them for any costs incurred by, or any reduction in receivables due to, such certificate holders resulting from broadly defined regulatory changes that impose or modify any reserve, special deposit, or similar requirements relating to any extensions of credit or other assets of, or any deposits with, or other liabilities of, such certificate holders. Additionally, if it becomes unlawful for such certificate holders to make or maintain the investment or credit evidenced by the certificates, we have agreed to pay such certificate holders an amount necessary to cause the interest rate with respect to the certificates to be a rate per annum equal to 4.88 percent over the rate specified by such certificate holders as the cost to them of obtaining funds in dollars in the United States in an amount equal to the pool balance of the certificates. The maximum potential payment under these indemnities cannot be determined.

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

Employees

As of December 31, 2010, approximately 50 percent of our employees were represented by unions. Our agreement with our flight attendants became amendable in December 2008. Negotiations regarding proposed amendments to the flight attendants’ collective bargaining agreement are currently in mediation under the auspices of the National Mediation Board. The agreement with our pilots, who are represented by the Air Line Pilots Association (ALPA), was ratified in November 2010, was effective on December 1, 2010, and becomes amendable in December 2015. While we believe that our relations with labor are generally good, any strike or labor dispute with our unionized employees may adversely affect our ability to conduct business. The outcome of our collective bargaining negotiations cannot presently be determined. If we are unable to reach agreement with any of our unionized work groups regarding the terms of their collective bargaining agreements or if additional segments of our workforce become unionized, we may be subject to work interruptions or stoppages.

Litigation

As of January 31, 2011, eight purported class action lawsuits have been filed on behalf of AirTran shareholders in connection with AirTran's proposed merger with Southwest Airlines. Four cases were brought in Nevada: three in Nevada state court (Leonelli, No. 10-OC-00448 1B; Frohman, No. 10-OC-00449 1B; Church, No. A-10-626971-C), and one in federal court (Nesbit, No. 2:11-cv-00092 (PMP)(GWF)). Four cases were brought in Florida state court (DeBardelaben, No. 2010-CA-022893-O; Hoffner, No. 2010-CA-022143-O; Loretisch, No. 2010-CA-023520-O; Rosenberger, No. 2010-CA-023117-O). The allegations in all eight complaints were similar. In each case, plaintiffs allege that the members of the board of directors of AirTran violated their fiduciary duties to the company by voting to approve the proposed merger and that AirTran, Southwest and Merger Sub aided and abetted the board in breaching those duties. (AirTran and the defendant directors will be referred to as the "AirTran Defendants".) In each case, plaintiffs generally seek injunctive relief: (i) enjoining the defendants from consummating the merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the board to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the merger agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiffs' costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. The Leonelli and Frohman cases were consolidated on November 24, 2010, and plaintiffs filed a Consolidated Complaint on December 14, 2010. The AirTran Defendants moved to dismiss the Consolidated Complaint on January 7, 2011. Plaintiffs in the consolidated case have not yet filed an opposition to that motion. Discovery in the consolidated case is in its early stages. The plaintiff in Church voluntarily dismissed that case on November 30, 2010, and filed a new complaint in the United States District Court for the District of Nevada on December 2, 2010. The federal action raises substantially the same claims as in the state case, except plaintiff added claims under Sections 14(a) and 20(a) of the Securities Exchange Act based on the preliminary proxy statement. On December 9, 2010, the plaintiff in Church moved for expedited discovery, which was denied on December 29, 2010. On December 20, 2010, the AirTran Defendants moved to dismiss the complaint, and on December 22, 2010, the AirTran Defendants moved to stay discovery pursuant to the Private Securities Litigation Reform Act. The plaintiff filed an opposition to the motion to stay discovery on January 7, 2011, but has not yet filed an opposition to the motion to dismiss. The complaint in Nesbit was filed on January 18, 2011 but the AirTran Defendants have not yet been served with the complaint. If the plaintiff does not voluntarily withdraw the complaint, and upon service thereof, the AirTran Defendants will seek to dismiss and/or stay the case based on the Memorandum of Understanding described below. The AirTran Defendants filed motions to stay the four Florida cases in favor of the cases in Nevada. The court granted such motions on December 2, 2010.

While Southwest, AirTran, and the individual AirTran defendants believe that each of the above described lawsuits is without merit, the parties to the Leonelli consolidated complaint and the Church federal complaint entered into a Memorandum of Understanding (MOU) on January 26, 2011 to settle those lawsuits. The settlement provides for the inclusion of additional disclosures with respect to various aspects of the merger in the proxy statement/prospectus with respect to the proposed merger with Southwest. In addition, it provides for the payment of plaintiffs’ attorneys’ fees and expenses, subject to court approval. The MOU further provides that the parties will enter into a stipulation of settlement which will provide, among other things, for the conditional certification of a settlement class. The MOU and stipulation of settlement are subject to various conditions, including court approval following notice to AirTran stockholders, completion of certain discovery and consummation of the merger. If the settlement is finally approved, it will resolve and release on behalf of the entire class of AirTran stockholders, all claims that were or could have been brought challenging any aspect of the merger, the merger agreement and any disclosure made in connection therewith, among other claims.

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

In addition to the above litigation, AirTran is a party to other claims, and litigation incidental to its business, for which it is not currently possible to determine the ultimate liability, if any. While the outcome of such claims and litigation is subject to uncertainty, based on an evaluation of information currently available and consultation with legal counsel, management believes that resolution of such claims and litigation is not likely to have a material effect on the financial position, cash flows, or results of operations of the Company. The Company expenses legal costs as they are incurred.

Restricted Cash and Letters of Credit

Restricted cash consists primarily of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, credit card holdbacks for advance ticket sales, derivative financial instruments, and cash escrowed for future interest payments. As of December 31, 2010, $15.3 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty.

We have a letter of credit facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The letter of credit facility is supported by a variety of assets. As of December 31, 2010, no amount was drawn against the $50 million letter of credit.

Note 3 – Financial Instruments

The estimated fair value of financial instruments, excluding debt, approximates their financial statement carrying amount.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents and short-term investments in what we believe are high-credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. Investments are stated at fair value. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses. All of our investments are available-for-sale securities. As of December 31, 2010, we had no short-term or long-term investments. During 2010, we redeemed $1.7 million of available-for-sale securities and recorded a gain classified as interest income. During 2009, we redeemed all of our investments in an enhanced cash investment fund and recorded a $3.3 million gain classified as interest income. During 2008, we recorded a charge of $5.2 million to interest income for realized and unrealized losses related to our investments in available for sale securities.

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

As of December 31, 2010, we had entered into fuel-related option agreements which pertain to 198 million gallons or 52 percent of our projected 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. As of December 31, 2010, we had no swap agreements or refinery-margin swap agreements.

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

We have interest-rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, we pay fixed rates between 4.34 percent and 6.435 percent and receive either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. During the year ended December 31, 2010, we entered into three interest-rate swap arrangements pertaining to $65.0 million notional amount of outstanding debt. The notional amount of outstanding debt related to interest-rate swaps as of December 31, 2010 was $479.1 million. The primary objective for our use of interest-rate swaps is to reduce the impact of the volatility of interest rates on our operating results. These interest-rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in Other (Income) Expense, and the effective portion of the change in fair value is recorded as a component of OCI. The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings. The differences to be paid or received under the swap agreements are reflected as an adjustment to interest expense.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest-rate contracts	Current	$—	$—	$(14,993)	$(13,902)
Interest-rate contracts	Noncurrent	940	11,492	(13,594)	(7,796)
Jet fuel swaps and options	Current	—	147	—	(108)
Total		940	11,639	(28,587)	(21,806)

Derivatives not designated as hedging instruments
Crude options	Current	40,525	35,970	—	(833)
Crude options	Noncurrent	3,196	—	—	—
Heating oil options	Current	4,461	10,775	—	—
Heating oil options	Noncurrent	—	3,291	—	—
Other	Current	—	145	—	(60)
Total		48,182	50,181	—	(893)
Total derivatives		$49,122	$61,820	$(28,587)	$(22,699)

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

The following tables summarize the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (in thousands):

	For the Years Ended December 31,
	Effective Portion of Hedges					Ineffective Portion of Hedges
	(Gain) loss reclassified from OCI into income			(Gain) loss recognized in OCI		(Gain) loss recognized in Other (Income) Expense
	Location	2010	2009	2010	2009	2010	2009
Derivatives designated as hedging instruments
Interest-rate contracts	Interest expense	$1,171	$631	$17,143	$(12,753)	$–	$–
Jet fuel swaps and options	Aircraft fuel	–	8,416	–	730	39	73
		$1,171	$9,047	$17,143	$(12,023)	39	73

Derivatives not designated as hedging instruments
Jet fuel options						–	(471)
Crude options						(19,965)	(38,512)
Heating oil options						11,504	517
Other						10	7,769
						(8,451)	(30,697)
Total net (gain) loss recognized as a component of Other (Income) Expense						$(8,412)	$(30,624)

Based on fair values as of December 31, 2010, we do not expect to reclassify any material net (gains) losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. As of December 31, 2010, we provided interest rate swap counterparties with collateral aggregating $22.8 million, of which $19.2 million was classified as restricted cash.

Note 4 –Debt

The components of debt were (in thousands):

	December 31,
	2010	2009
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 1.97 percent weighted-average interest rate as of December 31, 2010 (1)	$623,802	$665,694
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of December 31, 2010	46,039	52,901
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of December 31, 2010	69,265	76,708
7.0% convertible senior notes	5,472	95,835
5.5% convertible senior notes due 2015	69,500	69,500
5.25% convertible senior notes due 2016	115,000	115,000
Other	—	1,120
Total long-term debt	929,078	1,076,758
Less unamortized debt discount	—	(3,632)
	929,078	1,073,126
Less current maturities of long-term debt	(66,459)	(156,004)
Long-term debt less current maturities	$862,619	$917,122

Borrowing under revolving line of credit facility	$50,000	$125,000

(1)
The notional amount of outstanding floating-rate debt for which we have entered into interest-rate swap agreements at December 31, 2010 and December 31, 2009 was $479.1 million and $447.0 million, respectively. These swaps expire between 2016 and 2020. The interest-rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. As of December 31, 2010, we had $479.1 million of floating rate debt (1.76% weighted average floating interest rate) for which we had entered into interest-rate swap agreements that effectively fixed interest rates on this debt (weighted average fixed interest rate of 5.01%).

As discussed below, we have a combined Credit Facility consisting of a letter of credit facility and a revolving line of credit facility.

Maturities of debt for the next five years and thereafter, in aggregate, are (in millions): 2011-$116; 2012-$63; 2013-$73; 2014-$72; 2015-$86; thereafter-$569. Maturities for 2011 include $50 million outstanding under the revolving line of credit facility, which was repaid in January 2011. As of January 31, 2011, all amounts outstanding under the revolving line of credit facility have been repaid.

As of December 31, 2010, the following assets served as collateral for outstanding debt:

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

B737 Aircraft Purchase Financing Facilities

We have entered into aircraft purchase financing facilities for purposes of financing the acquisition of B737 aircraft from Boeing. As of December 31, 2010, a total of 30 aircraft were financed under these debt facilities. We have debt financing commitments from a lender to finance a significant portion of the purchase price of two B737 aircraft scheduled for delivery to us in 2011 or 2012.

During 2010, we refinanced the debt borrowed to acquire two B737 aircraft delivered to Airways in 2009.  Under the refinancings, we repaid $49.0 million of existing aircraft indebtedness and borrowed $52.5 million of new aircraft debt. During 2010, we also made scheduled B737 aircraft debt repayments aggregating $52.3 million. During 2009, we made scheduled B737 aircraft debt repayments aggregating $48.3 million. During 2009, we borrowed $50.0 million to finance the purchase of two B737 aircraft. During 2008, we repaid $218.8 million of B737 aircraft debt, including $164.7 million to retire indebtedness associated with six B737 aircraft which were sold. During 2008, we borrowed $178.6 million to finance the purchase of six B737 aircraft.

As of December 31, 2010, 27 B737 aircraft were financed under floating rate facilities. Each note is secured by a first mortgage on the aircraft to which it relates. The notes bear interest at a floating rate per annum equal to a margin plus the three or six-month U.S. Dollar London Interbank Offering Rate (LIBOR) in effect at the commencement of each semi-annual or three-month period as applicable. Payments of principal and interest under the notes are payable semi-annually or every three months as applicable. As of December 31, 2010, we have the right to prepay the remaining debt outstanding without penalty under all aircraft loans provided under such facilities with the exception of five aircraft loans. Under the aircraft loans for such five aircraft, our right to prepay without penalty commences on the second or third anniversary of the date of such loans were made. The notes mature in years 2016 to 2021.

As of December 31, 2010, three B737 aircraft were financed under a fixed rate facility. Each note is secured by a first mortgage on the aircraft to which it relates. Payments of principal and interest under the notes are payable semi-annually. We have the right to prepay the remaining debt outstanding without penalty. The notes mature in years 2016 to 2018.

Fixed Rate B717 Aircraft Notes Payable

Principal and interest payments on the enhanced equipment trust certificates (EETCs) are due semiannually through April 2017. As of December 31, 2010, eight B717 aircraft were pledged as collateral for Airways’ obligations related to the EETCs.

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

The 7.0% convertible notes are convertible into shares of our common stock at a conversion rate of 89.9281 shares per $1,000 in principal amount of the notes which equals an initial conversion price of approximately $11.12 per share. This conversion rate is subject to adjustment in certain circumstances. We may redeem the 7.0% convertible notes, in whole or in part, for cash, at a redemption price equal to the principal amount of the notes plus any accrued and unpaid interest.

Holders of 94% of our 7.0% convertible senior notes as of June 30, 2010, aggregating $90.4 million principal amount, exercised their right to require us to repurchase the notes in July 2010. We elected to pay the repurchase price in cash in July 2010. As of December 31, 2010, an aggregate of $5.5 million of our 7.0% convertible senior notes remain outstanding.

The holders of the remaining 7.0% convertible notes may require us to repurchase the notes on July 1, 2013, and 2018 at a repurchase price of 100 percent of principal amounts plus any accrued and unpaid interest. We may, at our option, elect to pay the repurchase price in cash, in shares of our common stock, or in any combination of the two. If we elect to pay the repurchase price, in whole or in part in shares of our common stock, the number of shares to be delivered in exchange for the portion of the repurchase price to be paid in our common stock will be equal to that portion of the repurchase price divided by 97.5% of the closing sale price of our common stock for the five trading days ending on the third business day prior to the applicable repurchase date (appropriately adjusted to take into account the occurrence of certain events that would result in an adjustment of the conversion rate with respect to our common stock).

We separately account for the debt and equity components of the 7.0% convertible notes in a manner that reflects our estimated non-convertible debt borrowing rate of 15% as of May 2003, consistent with ASC 470-20, “Debt with Conversion and Other Options – Cash Conversion”. The principal amount, unamortized discount, net carrying amount of the debt, and equity components are (in thousands):

	December 31,
	2010	2009
Principal amount	$5,472	$95,835
Unamortized discount	—	(3,567)
Net carrying amount	$5,472	$92,268
Additional paid-in capital, net of tax	$26,441	$26,441

We recorded contractual interest expense of $3.6 million, $7.3 million, and $8.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. We also recorded interest expense related to debt discount amortization of $3.6 million, $7.1 million, and $7.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, the discount had been fully amortized.

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

Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, up to $50 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit up to a maximum aggregate amount of $50 million for the benefit of one or more of our credit card processors. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $450 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of December 31, 2009, December 31, 2010, and January 31, 2011, we had $125 million, $50 million, and $0 outstanding borrowings under the revolving line of credit facility or a predecessor version thereof, respectively. As of December 31, 2009, December 31, 2010, and January 31, 2011, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million. The term of the Credit Facility currently expires on December 31, 2012.

The aggregate of amounts borrowed and outstanding letters of credit under the Credit Facility is not permitted to exceed the estimated value of the collateral securing such facility. Drawings under any letter of credit may be made only to satisfy our obligation to a beneficiary credit card processor to cover chargebacks arising from tickets sold during the period of exposure to be covered by the letter of credit. Drawings may be made by the processor only if we do not satisfy our obligations to reimburse the credit card processor for chargebacks. None of the letters of credit issued in favor of a processor have ever been drawn.

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

Note 5 – Leases

Total rental expense charged to operations for aircraft, facilities, and office space for the years ended December 31, 2010, 2009, and 2008 was approximately $331.1 million, $328.5 million, and $326.2 million, respectively.

We lease 78 B717 aircraft through various lessors under leases with terms that expire through 2022. We have the option to renew the B717 leases for additional periods ranging from one to four years. The B717 leases have purchase options at or near the end of the lease term at fair market value, and two have purchase options based on a stated percentage of the lessor’s defined cost of the aircraft at the end of the thirteenth year of the lease term. Each of the leases contains return conditions that must be met prior to the termination of the leases. Forty-one of the B717 leases are the result of sale/leaseback transactions. Deferred gains from these transactions are included in other liabilities and are being amortized over the terms of the leases. At December 31, 2010 and 2009, unamortized deferred gains, including gains on engine sale/leasebacks, were $50.8 million and $54.6 million, respectively.

We lease 22 B737 aircraft through a single lessor under leases with terms that expire through 2021. We have the option to extend the lease terms for additional periods ranging from 12 months to 39 months. There are no purchase options. Each of the leases contains return conditions that must be met prior to the termination of the leases.

The B737 leases require us to remit monthly maintenance deposit payments to the lessor based on actual flight hours and landings. The balance of such payments, which is capped at any point in time at $2.25 million for each aircraft, is available to reimburse us for the cost of airframe, engine, and certain other component-part maintenance. There will be an accounting at the end of each aircraft lease to ascertain if there is any excess balance of the deposit payments; if so, such excess will be returned to us. These payments are accounted for as deposits and the aggregate amount of such deposits is included in other assets. As of December 31, 2010 and 2009, the balance of all maintenance deposits for all the B737 leased aircraft and related leased engines aggregated $58.2 million and $55.8 million, respectively.

We also lease a variety of facilities including ticket counters, gates, hangers, offices, and reservations and training facilities from local airport authorities, other carriers, and other parties under operating leases for terms ranging up to 2035. In addition, we lease spare engines, certain rotable parts, and our new operations control center under capital leases.

The amounts applicable to capital leases included in property and equipment were (in thousands):

	December 31,
	2010	2009
Flight equipment	$20,302	$20,302
Less: Accumulated amortization	(4,308)	(2,723)
Flight equipment, net	$15,994	$17,579

Other property and equipment	$4,235
Less: Accumulated amortization	(908)
Other property and equipment, net	$3,327

The following schedule outlines the future minimum lease payments at December 31, 2010, under non-cancelable operating leases and capital leases with initial terms in excess of one year (in thousands):

	Capital Leases	Operating Leases
2011	$4,067	$326,670
2012	2,149	320,294
2013	2,032	308,437
2014	2,032	293,332
2015	5,163	281,239
Thereafter	7,328	1,354,139
Total minimum lease payments	22,771	$2,884,111
Less: amount representing interest	(5,359)
Present value of future payments	17,412
Less: current obligations	(3,024)
Long-term obligations	$14,388

Amortization of assets recorded under capital leases is included as “depreciation and amortization” in the accompanying consolidated statements of operations.

We have variable interests in our aircraft leases. The lessors are trusts established specifically to purchase, finance and lease aircraft to us. The trusts are considered variable interest entities (VIEs) and in accordance with the guidance provided under FASB ASC 810 “Consolidation” (Consolidation Topic), we are required to assess if we are the primary beneficiary of these VIE’s. The assessment considers both quantitative and qualitative factors, including whether we have the power to direct the activities of the VIE, including but not limited to, determine or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE or arranging financing for the VIE. We also considered whether we had the obligation to absorb the losses of, or the right to receive benefits from, the VIE.

Our leases generally contain lease terms which are consistent with market terms at the inception of the lease and do not include a residual value guarantee, a fixed-price purchase option, or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. However, we have two aircraft leases that contain fixed-price purchase options that allow us to purchase the aircraft at predetermined prices on specified dates during the lease term. Even taking into consideration these purchase options, we are not the primary beneficiary based on our cash flow analysis, and we do not have the risk of gain or loss or the power to direct the activities of the trust. Our maximum exposure under the two leases is limited to the remaining lease payments, which are reflected in the future minimum lease payments in the table above.

We have concluded that we are not the primary beneficiary of any of the trusts and, therefore, we have not consolidated any of the trusts.

Note 6 - Fair Value Measurements

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

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets (liabilities) measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$453,965	$453,965	$—	$—	Market
Interest rate derivatives	(27,647)	—	(27,647)	—	Market
Fuel derivatives	48,182	—	—	48,182	Market

	Fair Value at December 31, 2009
Cash and cash equivalents	$542,619	$542,619	$—	$—	Market
Available-for-sale securities	1,663	—	1,663	—	Market
Interest rate derivatives	(10,206)	—	(10,206)	—	Market
Fuel derivatives	49,327	—	—	49,327	Market

The financial statement carrying amounts and estimated fair values of our debt were as follows (in thousands):

As of December 31, 2010	Carrying Value	Estimated Fair Value
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 1.97 percent weighted-average interest rate as of December 31, 2010	$623,802	$528,324
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of December 31, 2010	46,039	44,952
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of December 31, 2010	69,265	79,049
7.0% convertible senior notes	5,472	4,711
5.5% convertible senior notes due 2015	69,500	144,667
5.25% convertible senior notes due 2016	115,000	163,501
Borrowing under revolving line of credit facility	50,000	50,000
	$979,078	$1,015,204

As of December 31, 2009
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2021, 1.91 percent weighted-average interest rate as of December 31, 2009	$665,694	$562,384
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of December 31, 2009	52,901	49,514
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of December 31, 2009	76,708	68,975
7.0% convertible notes due 2023, net of discount	92,268	94,562
5.5% convertible senior notes due 2015	69,500	104,243
5.25% convertible senior notes due 2016	115,000	124,200
Other	1,120	1,120
Borrowing under revolving line of credit facility	125,000	125,000
	$1,198,191	$1,129,998

The fair value of our debt was estimated using quoted market prices where available. For long-term debt not actively traded, the fair value was estimated using a discounted cash flow analysis based on our current borrowing rates for instruments with similar terms. The fair values of our other financial instruments and borrowings under our revolving line of credit facility approximate their respective carrying values. Given the current volatility in the credit markets, there is an atypical element of uncertainty associated with valuing debt securities, including our debt securities. The estimated December 31, 2010 fair values of certain debt amounts were likely impacted by the proposed acquisition of AirTran by Southwest.

Changes in our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel-related derivative asset (liability):
Asset (liability) at January 1, 2008	$13,035
Total realized and unrealized gains (losses):
Included in earnings	(135,205)
Included in other comprehensive income	(11,374)
Purchases, issuances, and settlements	68,040
Asset (liability) at December 31, 2008	(65,504)
Total realized and unrealized gains (losses):
Included in earnings	22,208
Included in other comprehensive income	7,686
Purchases, issuances, and settlements	84,937
Asset (liability) at December 31, 2009	49,327
Total realized and unrealized gains (losses):
Included in earnings	8,412
Included in other comprehensive income	—
Purchases, issuances, and settlements	(9,557)
Asset (liability) at December 31, 2010	$48,182

The amount of total gains (losses) for the year ended December 31, 2010, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2010	$29,498
The amount of total gains (losses) for the year ended December 31, 2009, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2009	$26,047
The amount of total gains (losses) for the year ended December 31, 2008, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31, 2008	$(12,885)

Note 7 – Common Stock

We have one class of common stock. Holders of shares of our common stock are entitled to one vote per share. As of December 31, 2010, we had reserved 41,705,840 common shares for issuance for stock option exercises, and conversion of convertible debt, and the vesting of restricted stock and performance shares, of which 4,249,962 shares are reserved for stock options that are vested and exercisable and restricted stock and performance shares that have been granted but not vested, and 37,455,878 shares are reserved for issuance upon the conversion of convertible debt. Unvested restricted stock awards are not included in the number of outstanding common shares.

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

Historically, we have not declared cash dividends on our common stock. In addition, our debt indentures and our Credit Facility restrict our ability to pay cash dividends. In particular, under our Credit Facility, our ability to pay dividends is restricted to a defined amount available for restricted payments, including dividends, which amount is determined based on a variety of factors including 50% of our consolidated net income for the applicable reference period and our proceeds from the sale of capital stock, including pursuant to the conversion of indebtedness to our capital stock, all as defined. Also, pursuant to the Merger Agreement, AirTran is not permitted to declare dividends without the consent of Southwest. We intend to retain earnings to finance the development and growth of our business. Accordingly, we do not anticipate that any cash dividends will be declared on our common stock for the foreseeable future. Future payments of cash dividends, if any, will depend on our financial condition, results of operations, business conditions, capital requirements, restrictions contained in agreements, future prospects, and other factors deemed relevant by our Board of Directors.

Note 8 – Income Taxes

We are subject to income taxation in the United States and various state jurisdictions. Our tax years for 1997 through 2010 are subject to examination by the Internal Revenue Service.

Our effective income tax rate was 35.6 percent, 0.5 percent, and 11.4 percent for the years ended December 31, 2010, 2009 and 2008, respectively. Our effective tax rate can differ from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent effective state tax rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes, and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. During 2010, we reduced the valuation allowance with a corresponding $4.0 million reduction to income tax expense for the period. During 2009, we reported income before taxes but did not recognize material tax expense due to the reduction in the valuation allowance which largely offset income tax expense for the period. Beginning with the third quarter of 2008, we provided a valuation allowance against substantially all of our net deferred tax assets, and as a result, our losses for the remainder of the year were not reduced by any tax benefit. Consequently, our effective tax rate for 2008 was substantially lower than the statutory rate.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize our deferred tax assets (including the deferred tax asset associated with loss carryforwards) through the reversal of existing temporary differences. As of December 31, 2010, our deferred tax liabilities exceeded our deferred tax assets and the $1.0 million valuation allowance related solely to capital loss carryforwards. Regardless of the financial accounting for income taxes, our net operating loss carryforwards currently are available for use on our income tax returns to offset future taxable income.

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Current provision (benefit):
Federal	$—	$(268)	$(198)
State	—	—	—
Total current provision (benefit)	—	(268)	(198)
Deferred provision (benefit):
Federal	20,041	890	(31,049)
State	1,260	55	(3,169)
Total deferred provision (benefit)	21,301	945	(34,218)
Income tax expense (benefit)	$21,301	$677	$(34,416)

A reconciliation of taxes computed at the statutory federal tax rate on income before income taxes to the provision (benefit) for income taxes follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Tax expense (benefit) computed at federal statutory rate	$20,945	$47,369	$(105,263)
State income taxes, net of federal benefit	1,463	3,113	(6,283)
Change in valuation allowance	(3,995)	(67,437)	73,793
Change in unrecognized tax benefits	—	4,645	—
Other nondeductible expenses	2,888	12,987	3,337
Income tax expense (benefit)	$21,301	$677	$(34,416)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets related to:
Deferred gains from sale and leaseback of aircraft	$18,901	$20,328
Accrued liabilities	31,110	27,303
Unrealized loss on derivatives	—	3,413
Federal net operating loss carry-forwards	158,606	159,328
State operating loss carry-forwards	8,842	8,862
AMT credit carry-forwards	3,094	3,094
Other	16,538	10,746
Total deferred tax assets	237,091	233,074
Valuation allowance	(1,046)	(5,959)
Net deferred tax assets	$236,045	$227,115
Deferred tax liabilities related to:
Depreciation	206,082	182,974
Aircraft rent	32,988	35,211
Other	13,281	8,930
Gross deferred tax liabilities	252,351	227,115
Total net deferred tax asset (liability)	$(16,306)	$—

At December 31, 2010 and 2009, federal net operating loss carry-forwards (NOLs) available for use on our income tax returns to offset future taxable income were approximately $476.9 million and $466.8 million, respectively, which expire between 2017 and 2030. State net operating loss carry-forwards at December 31, 2010 and 2009, respectively, were $221.0 million and $216.1 million, respectively, which expire between 2017 and 2020. Our alternative minimum tax (AMT) credit carry-forwards for income tax purposes were $3.1 million at December 31, 2010 and 2009.

Section 382 of the Internal Revenue Code (Section 382) imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change as defined in the Internal Revenue Code, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused NOLs in excess of the annual limitation may be carried over to later years. We believe that we were not subject to the limitations under Section 382. However, if AirTran is acquired by Southwest, the Merger is expected to result in an ownership change for purposes of Section 382.

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

	December 31,
	2010	2009
Unrecognized Tax Benefits at beginning of year	$4,645	$—
Additions for tax positions related to prior years	—	4,645
Unrecognized Tax Benefits at end of year	$4,645	$4,645

We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The total amount of unrecognized tax benefit, if recognized, would affect the effective tax rate.

Note 9 – Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per share amounts):

	Year ended December 31,
	2010	2009	2008
Numerator:
Net income (loss) available to common stockholders	$38,543	$134,662	$(266,334)
Plus income effect of assumed-conversion interest on 5.5% convertible debt	2,400	3,823	—
Plus income effect of assumed-conversion interest on 5.25% convertible notes	3,792	1,298	—
Income (loss) after assumed conversion	$44,735	$139,783	$(266,334)
Denominator:
Weighted-average shares outstanding, basic	135,340	123,624	109,153
Effect of 5.5% convertible notes	18,099	18,099	—
Effect of 5.25% convertible notes	18,865	4,050	n/a
Effect of dilutive stock options	111	113	—
Effect of dilutive restricted shares	524	331	—
Effect of warrants to purchase common stock	n/a	674	—
Adjusted weighted-average shares outstanding, diluted	172,939	146,891	109,153
Basic earnings (loss) per common share	$0.28	$1.09	$(2.44)
Diluted earnings (loss) per common share	$0.26	$0.95	$(2.44)
       n/a – not applicable because the security was not outstanding during the period

Excluded from the diluted earnings per share calculation for 2010 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive in 2010 totaling 8.2 million shares: 4.6 million shares related to our 7.0% convertible notes that would have been issuable upon conversion; 1.7 million shares related to our outstanding stock options; and 1.9 million shares related to our unvested restricted stock and unvested performance share awards.

Excluded from the diluted earnings per share calculation for 2009 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive in 2009 totaling 12.8 million shares: 9.4 million shares related to our 7.0% convertible notes that would have been issuable upon conversion; 1.9 million shares related to our outstanding stock options; and 1.5 million shares related to our unvested restricted stock and unvested performance share awards.

Excluded from the diluted earnings per share calculation for 2008 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive in 2008 totaling 37.6 million shares: 11.2 million shares related to our 7.0% convertible notes that would have been issuable upon conversion, 18.1 million shares related to our 5.5% convertible senior notes that would have been issuable upon conversion, 2.1 million shares related to our outstanding stock options, 1.5 million shares related to our unvested restricted stock, and 4.7 million common shares related to warrants that were issued on October 31, 2008. The 5.25% convertible notes were issued in the fourth quarter of 2009.

Note 10 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of Accumulated other comprehensive income (loss) are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Postemployment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2008	$1,117	$233	$1,350
Changes in fair value, net of income taxes	(11,877)	—	(11,877)
Reclassification to earnings, net of income taxes	(14,809)	15	(14,794)
Change in actuarial gains and losses, net of income taxes	—	(439)	(439)
Balance at December 31, 2008	(25,569)	(191)	(25,760)
Changes in fair value, net of income taxes	12,023	—	12,023
Reclassification to earnings, net of income taxes	9,047	76	9,123
Change in actuarial gains and losses, net of income taxes	—	3,084	3,084
Balance at December 31, 2009	(4,499)	2,969	(1,530)
Changes in fair value, net of income taxes	(10,766)	—	(10,766)
Reclassification to earnings, net of income taxes	735	(61)	674
Change in actuarial gains and losses, net of income taxes	—	1,657	1,657
Balance at December 31, 2010	$(14,530)	$4,565	$(9,965)

Note 11 – Stock Option Awards and Restricted Stock Awards

Our 1994 Stock Option Plan and 1996 Stock Option Plan authorized up to 4 million and 5 million, incentive stock options or non-qualified stock options, respectively, to be granted to our officers, directors, key employees, and consultants. No new awards may be made under the 1994 Stock Option Plan or the 1996 Stock Option Plan. Our Fifth Amended and Restated Long Term Incentive Plan (which we refer to as our Long-Term Incentive Plan or LTIP) was, as amended and restated, adopted in 2009 and authorizes the grant of up to 13.5 million shares of our common stock, which may be awarded in the form of options, restricted stock awards and other securities to our officers, directors, key employees, and consultants. Awards for the issuance of up to 4,249,962 shares remain outstanding under such plans.

Vesting and the term of all options under the LTIP is determined by the Board of Directors and may vary by optionee; however, the term may be no longer than ten years from the date of grant. As of December 31, 2010, an aggregate of 6.0 million shares of restricted stock, performance shares, and options to acquire common stock remained available for future grant under the LTIP.

Stock Options

There were no options granted during 2010, 2009, or 2008. No compensation expense for stock options was recognized during 2010, 2009, or 2008.

A summary of stock option activity under the aforementioned plans is as follows:

	Options	Weighted- Average Exercise Price
Balance at January 1, 2010	2,053,919	$7.67
Exercised	(71,177)	5.46
Expired	(148,000)	4.29
Cancelled	(167)	7.00
Balance at December 31, 2010	1,843,575	$8.02
Exercisable at December 31, 2010	1,843,575	$8.02

The options outstanding, as of December 31, 2010, have a weighted-average remaining contractual life of 1.7 years and an aggregate intrinsic value of $1.6 million. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $0.1 million, $0.2 million, and $1.0 million, respectively. Cash received from options exercised under all share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008, was $0.4 million, $0.6 million, and $2.6 million, respectively. The benefits associated with the tax deductions in excess of recognized compensation cost have been reported as a financing cash flow rather than an operating cash flow. For the years ended December 31, 2010, 2009, and 2008, we did not record any excess tax benefit generated from option exercises.

Restricted Stock

Restricted stock awards have been granted to certain of our officers, directors, and key employees pursuant to our LTIP. Restricted stock awards are grants of shares of our common stock which typically vest over time (generally three years).

Compensation expense for our restricted stock grants was $5.4 million, $5.7 million, and $5.8 million during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we have $3.7 million in total unrecognized future compensation expense that will be recognized over the next three years relating to awards for approximately 1.4 million restricted shares which were outstanding but which had not yet vested.

A summary of restricted stock activity under the aforementioned plan is as follows:

	Restricted Stock	Weighted-Average Fair Value	Remaining Amortization Period	Intrinsic Value (in 000s)
Unvested at January 1, 2010	1,494,412	6.44
Vested	(747,522)	7.38
Issued	669,031	4.68
Surrendered	(9,900)	4.73
Unvested at December 31, 2010	1,406,021	5.11	1.7	$10,390

The grant date weighted-average fair value per share of restricted stock awards granted during the years ended December 31, 2010, 2009, and 2008, was $4.68, $4.74, and $6.96, respectively. Unvested restricted stock awards are not included in the number of outstanding common shares. Upon vesting, the shares are included in the number of outstanding common shares. The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008, was $3.8 million, $3.1 million, and $3.2 million, respectively.

If the acquisition of AirTran by Southwest is consummated, each outstanding share of AirTran restricted stock will become fully vested.

Performance Shares

Our Long-Term Incentive Plan provides for the grant of performance share awards. In 2009 and 2010, performance share awards were made to certain officers based on AirTran’s relative Total Shareholder Return (TSR) performance against a peer group of companies. The actual number of shares earned at the end of the Performance Period will range from 0% to a maximum of 200% of the target, depending on AirTran’s relative TSR performance.  Payment of the earned performance shares will be made in common stock.  There are a maximum of 640,006 and 360,360 performance shares issuable at the end of the performance period for awards made in 2010 and 2009, respectively. All existing performance share awards are based on three-year performance periods which commenced as of January of the year in which grants were made.  There were no performance shares vested for the years ended December 31, 2010 and 2009.

Compensation expense for our performance share awards was $1.0 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively. There was no expense for the year ended December 31, 2008. As of December 31, 2010, we have $1.6 million in total unrecognized future compensation expense that will be recognized over the next two years relating to awards for up to approximately 1.0 million performance share awards which were outstanding at such date, but which had not yet vested.

A summary of performance share activity under the aforementioned plan is as follows:

	Performance Share Awards (at Target)	Weighted-Average Fair Value	Remaining Amortization Period	Intrinsic Value
Unvested at January 1, 2010	180,180	7.35
Vested	—	—
Issued	320,003	5.13
Surrendered	—	—
Unvested at December 31, 2010	500,183	5.93	1.7	$3,696,352

If the acquisition of AirTran by Southwest is consummated, each outstanding AirTran performance share will become vested as to the target number (100%) of shares granted, and the applicable performance period will be deemed to have terminated as of the completion of the Merger, such that the number of performance shares earned will be prorated to reflect the shortened performance period.

Note 12 – Employee Benefit Plans

All employees, except pilots and mechanics, are eligible to participate in our consolidated 401(k) plan, a defined contribution benefit plan that qualifies under Section 401(k) of the Internal Revenue Code. Participants may contribute up to 15 percent of their base salary to the plan. Our contributions to the plan are discretionary. The amount of our contributions to the plan expensed in 2010, 2009, and 2008 was approximately $1.6 million, $1.4 million, and $1.4 million, respectively.

Effective August 1, 2001, the AirTran Airways Pilot Savings and Investment Plan (Pilot Savings Plan) was established. This plan is designed to qualify under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to the IRS maximum allowed. We do not match pilot contributions to this Pilot Savings Plan. Effective on August 1, 2001, we also established the Pilot-Only Defined Contribution Pension Plan (DC Plan) which qualifies under Section 403(b) of the Internal Revenue Code. Our contributions were 10.5 percent of compensation, as defined, during 2010, 2009, and 2008. We expensed $18.4 million, $17.3 million, and $15.7 million in contributions to the DC Plan during 2010, 2009, and 2008, respectively. We established an Employee Stock Purchase Plan in 1995. Under our Employee Stock Purchase Plan as currently in effect, employees who complete 12 months of service are eligible to make periodic purchases of our common stock at up to a 15 percent discount from the market value on the offering date. We are authorized to issue up to 4 million shares of common stock under this plan. During 2010, 2009, and 2008, the employees purchased approximately 205,000, 227,000, and 376,000 shares, respectively, at an average price of $5.45, $4.85, and $3.65 per share, respectively.

We provide postemployment defined benefits to certain eligible employees. At December 31, 2010, the liability for the accumulated postemployment benefit obligations under the plans was $2.9 million, and unrecognized prior service costs and net actuarial gains were $2.6 million. Benefit expense under the plans was $0.6 million, $1.0 million and $1.1 million in 2010, 2009 and 2008, respectively. The plans have no assets and benefit payments are funded from operations and in all periods presented are not material.

Note 13 – Supplemental Cash Flow Information

Supplemental cash flow information is summarized as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Supplemental disclosure of cash flow activities:
Cash paid for interest, net of capitalized interest	$79,479	$77,238	$75,473
Cash paid (received) for income taxes, net of amounts refunded	(332)	(198)	332
Non-cash financing and investing activities:
Aircraft acquisition debt financing	—	—	178,550
Acquisition under capital leases	4,235	—	5,077

Note 14 – Other Assets, Accrued and Other Liabilities, and Other (Income) Expense

The components of other assets were (in thousands):

	December 31,
	2010	2009
Aircraft maintenance deposits	$58,235	$55,841
Prepaid employee compensation	16,711	—
Deposits	14,384	13,906
Other	2,266	2,534
Other assets	$91,596	$72,281

The components of accrued and other liabilities were (in thousands):

	December 31,
	2010	2009
Accrued interest	$14,148	$16,897
Accrued salaries, wages and benefits	63,730	55,507
Unremitted passenger taxes and fees	31,982	29,198
Other	63,314	43,572
Accrued and other liabilities	$173,174	$145,174

Note 15 – Quarterly Financial Data (Unaudited)

Summarized quarterly financial data by quarter for 2010 and 2009 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
Operating revenue	$605,141	$700,557	$667,934	$645,540
Operating income	3,047	68,227	56,671	246
Other (income) expense	15,072	55,847	1,449	(4,021)
Income (loss) before income taxes	(12,025)	12,380	55,222	4,267
Net income (loss)	(12,025)	12,380	36,263	1,925
Earnings (loss) per common share:
Basic	$(0.09)	$0.09	$0.27	$0.01
Diluted	(0.09)	0.09	0.22	0.01

Included in other (income) expense:
Net (gains) losses on derivative financial instruments	$(6,877)	$33,997	$(15,264)	$(20,268)

2009
Operating revenue	$541,955	$603,653	$597,402	$598,432
Operating income	47,707	66,166	37,033	26,104
Other (income) expense	19,000	(12,984)	26,374	9,281
Income (loss) before income taxes	28,707	79,150	10,659	16,823
Net income (loss)	28,707	78,438	10,426	17,091
Earnings (loss) per common share:
Basic	$0.24	$0.65	$0.09	$0.13
Diluted	0.21	0.56	0.08	0.11

Included in operating income (loss):
(Gain) loss on asset dispositions	$922	$2,384	$(6,379)	$109
Included in other (income) expense:
Net (gains) losses on derivative financial instruments	$(890)	$(27,335)	$10,281	$(12,680)
(Gain) loss on extinguishment of debt	(322)	(3,974)	18	—

During the three months ended September 30, 2010, our fuel tax expense was reduced by $10.1 million due to a refund of fuel taxes paid between April 2007 and February 2009 and between January 2010 and June 2010. During the three months ended December 31, 2010, we incurred $12.9 million of legal fees and other expenses in connection with both the proposed acquisition of AirTran by Southwest Airlines and certain litigation.

During the three months ended December 31, 2009, we recorded a $2.4 million reduction in advertising expense to correct overstatements of expense recorded in prior periods.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our controls and procedures were effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2010. Ernst & Young LLP has issued their report which is included in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AirTran Holdings, Inc.

We have audited the internal control over financial reporting of AirTran Holdings Inc. as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AirTran Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AirTran Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the consolidated balance sheets of AirTran Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity of AirTran Holdings, Inc. for each of the three years in the period ended December 31, 2010 and our report dated February 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Orlando, Florida
February 4, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The information required by this Item is incorporated herein by reference to our 2011 Proxy Statement.

Audit Committee Financial Expert

The information required by this Item is incorporated herein by reference to our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated herein by reference to our 2011 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, restricted stock and performance shares	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	4,249,962	8.02	5,954,884
Equity compensation plans not approved by security holders	—	—	—
Total	4,249,962	8.02	5,954,884

(1)	Includes all existing equity compensation plans under which awards have been or may be made.

(2)
Includes the maximum of 1,000,366 shares of common stock issuable pursuant to performance share awards granted in 2010 and 2009 assuming the required performance criteria for the awards are achieved as of December 31, 2012. Shares included in column (a) reflect the company’s current expectation with respect to the shares to be issued under such awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Page
(a)(1) The following Consolidated Financial Statements of AirTran Holdings, Inc. are filed as part of this report under Item 8- Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm	62
Consolidated Statements of Operations	63
—Years ended December 31, 2010, 2009, and 2008
Consolidated Balance Sheets	64
—December 31, 2010 and 2009
Consolidated Statements of Cash Flows	66
—Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Stockholders’ Equity	67
—Years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements	68

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
10.50*
Amendment No. 1 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of September 26, 2009, by and between AirTran Airways, Inc. and Bank of Utah, not in its individual capacity, but solely as trustee, the Lender (25)

10.51*
Amendment No. 2 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of June 29, 2010, by and among Bank of Utah, not in its individual capacity, but solely as trustee, the Lender, and AirTran Airways, Inc., as Borrower (26)

10.52* +	Form of Amendment No. 1 to Executive Benefits Agreement, effective as of November 19, 2010 (27)
10.53* +	Form of Executive Benefits Agreement, effective as of February 1, 2008 (27)
10.54* +	Form of First Amendment to the Employee Retention Plan, effective as of November 19, 2010 with the form of Retention Plan included as Exhibit A thereto. (27)
12.1	Statement regarding computation of ratio of earnings to fixed charges
21.1	Subsidiaries of AirTran Holdings, Inc.
21.2	Subsidiaries of AirTran Airways, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees
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

(13)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1996, filed with the Commission on June 28, 1996.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(15)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 22, 2009.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(18)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-15991), filed with the Commission on November 1, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-15991), filed with the Commission on May 8, 2007.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-15997), filed with the Commission on August 9, 2007.
(22)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15997), filed with the Commission on November 6, 2007.
(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-15991), filed with the Commission on November 6, 2008.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 1-15991), filed with the Commission on February 13, 2009.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-15991), filed with the Commission on October 27, 2009.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-15991), filed with the Commission on July 23, 2010.
(27)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on November 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRTRAN HOLDINGS, INC.
By:	/s/ Robert L. Fornaro
Robert L. Fornaro
Chairman of the Board, President and Chief Executive Officer
Date: February 4, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert L. Fornaro	February 4, 2011
Robert L. Fornaro
Chairman of the Board, President and Chief Executive Officer

/s/ Arne Haak	February 4, 2011
Arne Haak
Senior Vice President of Finance, Treasurer and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ J. Veronica Biggins	February 4, 2011
J. Veronica Biggins
Director

/s/ Don L. Chapman	February 4, 2011
Don L. Chapman
Director

/s/ Geoffrey T. Crowley	February 4, 2011
Geoffrey T. Crowley
Director

/s/ Peter D’Aloia	February 4, 2011
Peter D’Aloia
Director

/s/ Jere A. Drummond	February 4, 2011
Jere A. Drummond
Director

/s/ John F. Fiedler	February 4, 2011
John F. Fiedler
Director

/s/ Michael P. Jackson	February 4, 2011
Michael P. Jackson
Director

/s/ Lewis H. Jordan	February 4, 2011
Lewis H. Jordan
Director

/s/ Alexis P. Michas	February 4, 2011
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
10.50*
Amendment No. 1 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of September 26, 2009, by and between AirTran Airways, Inc. and Bank of Utah, not in its individual capacity, but solely as trustee, the Lender (25)

10.51*
Amendment No. 2 to Amended and Restated Revolving Line of Credit and Reimbursement Agreement, dated as of June 29, 2010, by and among Bank of Utah, not in its individual capacity, but solely as trustee, the Lender, and AirTran Airways, Inc., as Borrower (26)

10.52* +	Form of Amendment No. 1 to Executive Benefits Agreement, effective as of November 19, 2010
10.53* +	Form of Executive Benefits Agreement, effective as of February 1, 2008
10.54* +	Form of First Amendment to the Employee Retention Plan, effective as of November 19, 2010 with the form of Retention Plan included as Exhibit A thereto.
12.1	Statement regarding computation of ratio of earnings to fixed charges
21.1	Subsidiaries of AirTran Holdings, Inc.
21.2	Subsidiaries of AirTran Airways, Inc.
23	Consent of Independent Registered Public Accounting Firm
31.1	CEO certification pursuant to Rule 13(a)-14 or 15(d)-14
31.2	CFO certification pursuant to Rule 13(a)-14 or 15(d)-14
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Instructions on requesting copies of AirTran Holdings, Inc.’s Corporate Governance Guidelines, Code of Ethics and the charters for the Audit, Compensation and Corporate Governance Committees
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

(13)	Incorporated by reference to the Annual Report on Form 10-K of Airways Corporation (Commission File No. 0-26432) for the year ended March 31, 1996, filed with the Commission on June 28, 1996.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 1-15991), filed with the Commission on November 14, 2003.
(15)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 22, 2009.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 1-15991), filed with the Commission on November 9, 2005.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 1-15991), filed with the Commission on March 9, 2006.
(18)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on May 26, 2005.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-15991), filed with the Commission on November 1, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (Commission File No. 1-15991), filed with the Commission on May 8, 2007.
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (Commission File No. 1-15997), filed with the Commission on August 9, 2007.
(22)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15997), filed with the Commission on November 6, 2007.
(23)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (Commission File No. 1-15991), filed with the Commission on November 6, 2008.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K (Commission File No. 1-15991), filed with the Commission on February 13, 2009.
(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (Commission File No. 1-15991), filed with the Commission on October 27, 2009.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Commission File No. 1-15991), filed with the Commission on July 23, 2010.
(27)	Incorporated by reference to the Company’s report on Form 8-K (Commission File No. 1-15991), filed with the Commission on November 19, 2010.