Form 10-K/A
period 2010-12-31
AIRTRAN HOLDINGS INC
filed 2011-04-28
CIK 948846

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

(407) 318-5600

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

(Title of class)

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $657 million (based on the last reported sale price on the New York Stock Exchange on that date). The number of shares outstanding of the registrant’s common stock as of April 21, 2011 was 136,246,874 shares.

Amendment No. 1 Overview

AirTran Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2010 to include the Part III information omitted in reliance on the general instructions permitting incorporation by reference to AirTran’s definitive proxy statement in light of the fact that AirTran’s definitive proxy statement will now be filed, if at all, after the last date on which incorporation by reference is permitted.

The information contained in this Amendment, amends AirTran’s previously filed Form 10-K only to present Items 10, 11, 12, 13 and 14 of its originally filed Annual Report on Form 10-K for the year ended December 31, 2010 and no other items in its originally filed Form 10-K are amended hereby. Except for the aforementioned Part III information, this Form 10-K/A does not materially modify or update other disclosures in the original Form 10-K nor the nature and character of such disclosure to reflect events occurring after February 4, 2011, the filing date of the original Form 10-K. Accordingly this Form 10-K/A should be read in conjunction with AirTran’s original Form 10-K and its subsequent filings made with the Securities and Exchange Commission, or the SEC.

i

Item 10	Directors, Executive Officers and Corporate Governance

Identification of Directors and Executive Officers

The following table contains the name, age and position with our company of each of our current executive officers, one former executive officer and our directors. Their respective backgrounds are described in the text following the table.

Name	Age	Position
Robert L. Fornaro	58	Chief Executive Officer, President and Chairman of the Board
Klaus Goersch	44	Executive Vice President, Operations and Customer Service
Arne G. Haak	43	Chief Financial Officer, Senior Vice President—Finance, Treasurer
Stephen J. Kolski	70	Executive Vice President—Operations and Corporate Affairs
Richard P. Magurno	67	former Senior Vice President and Secretary
Steven A. Rossum	48	Executive Vice President—General Counsel and Secretary; EVP- Corp. Development of AirTran Airways
Alfred J. Smith, III	59	Senior Vice President—Customer Service of AirTran Airways
J. Veronica Biggins	64	Director
Don L. Chapman	71	Director
Geoffrey T. Crowley	58	Director
G. Peter D’Aloia	65	Director
Jere A. Drummond	71	Director
John F. Fiedler	72	Director
Michael P. Jackson	56	Director
Lewis H. Jordan	66	Director
Alexis P. Michas	53	Director

Executive Officers

Robert L. Fornaro is a Class III director whose term expires in 2013. He joined us in March 1999 as president of our operating subsidiary and has also served as the president of our company since January 2001. Mr. Fornaro was designated as our chief operating officer in March 2001, as our chief executive officer in November of 2007, at which time he relinquished the chief operating officer title, and as chairman in May of 2008. Mr. Fornaro also served as our chief financial officer from June 1999 until August 2000. From February 1998 until March 1999, he served as a consultant in the airline industry. From 1992 to January 1998, Mr. Fornaro served as senior vice president-planning for US Airways. Prior to that, he served as senior vice president-marketing planning at Northwest Airlines from 1988 to 1992. During the prior five years he has not served on the board of directors of any other company. Mr. Fornaro was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications including his business experience set forth herein.

Klaus Goersch was named executive vice president-operations and customer service in 2010. He joined us in September 1996 as director of safety of our operating subsidiary. In 2006, he was named vice president of flight operations for our operating subsidiary and served in such capacity until 2008 when he was promoted to senior vice president of operations. Mr. Goersch has more than 20 years experience in the airline industry in both senior management and flying positions. He is a Captain and Federal Aviation Administration (FAA) designated examiner in the Boeing 737. Prior to joining the company, he served as an FAA examiner and Director of Corporate Training at Mesaba Airlines. A native of Germany, Mr. Goersch began his pilot career at Lufthansa German Airlines.

Arne G. Haak was named senior vice president finance and chief financial officer in 2008. He joined us in 1999 as director of financial analysis and from 2001 to 2005 served as director of corporate finance. In 2005, he was named vice president of finance and treasurer and served in those capacities until 2008. From 1992 to 1999, Mr. Haak held various positions with U.S. Airways in pricing and revenue management.

Stephen J. Kolski has been our executive vice president for operations and corporate affairs since January of 2008 and will retire on April 29, 2011. He previously served as senior vice president-operations of our operating subsidiary from the time he joined us in March 1999. From 1995 until March 1999, he served as a consultant in the aerospace industry. From 1993 to 1995, he served as a director, president and chief operating officer of ATX, Inc. From 1990 to 1993, Mr. Kolski served as president and chief operating officer of Continental Express. From 1966 to 1990, Mr. Kolski held various management positions with responsibilities over flight operations, aircraft maintenance, and collective bargaining negotiations for National Airlines (1966 to 1980), New York Air which he co-founded (1980 to 1987), and Eastern Airlines (1987 to 1990).

Richard P. Magurno joined us in August 2000 as senior vice president, general counsel, and secretary. In 2010, Mr. Magurno relinquished his duties as general counsel as part of the company’s succession plan and he retired as senior vice president and secretary in March 2011. Other disclosures herein reflect Mr. Magurno’s positions at year end. From 1998 until August 2000, Mr. Magurno operated a private aviation consulting practice. From 1994 until 1998, Mr. Magurno served as senior vice president and general counsel for Trans World Airlines. From 1989 until 1994, he served as a partner in the law firm of Lord, Day & Lord, Barrett Smith in New York. Mr. Magurno spent almost 20 years with Eastern Airlines, beginning in 1970 as a staff attorney, from 1980 to 1984 as vice president-legal and from 1984 to 1988 as senior vice president, general counsel, and secretary.

Steven A. Rossum rejoined us in September 2008 as executive vice president of corporate development and finance and succeeded Mr. Magurno as general counsel in 2010 and as secretary in March 2011. Other disclosures reflect Mr. Rossum’s positions at year end. Mr. Rossum previously served as vice president and treasurer of the Company from 1999 to 2001. From 2001 to September 2008, Mr. Rossum held a number of senior positions with ASTAR Air Cargo and its predecessor by merger DHL Airways and most recently, prior to rejoining us, was executive vice president, chief corporate officer, chief financial officer and general counsel of the cargo airline. He previously held legal and financial management positions with Reno Air, US Airways, and World Airways and practiced aviation and finance law with major law firms in Atlanta, Georgia.

Alfred J. Smith, III was named senior vice president-customer service and reservations in 2010. He joined us in April 2002 as senior vice president-customer service of our operating subsidiary. Prior to joining us, Mr. Smith spent over nine years at Northwest Airlines as vice president of global operations for the cargo division as well as vice president of customer service for the Minneapolis/St. Paul hub. Prior to joining Northwest, Mr. Smith was director of customer service at Midway Airlines, responsible for airport operations, in-flight service and customer relations. Mr. Smith also previously held various management positions at Eastern Airlines.

Directors

J. Veronica Biggins is a Class III director whose term expires in 2013. She has served on our board of directors since 2001. Since 2007, Ms. Biggins has been a partner in Hodge Partners. From 1995 to 2007 she was a managing partner of Heidrick & Struggles’ Diversity Practice and was a member of the firm’s consumer, financial services and board of directors’ practices. Prior to that time she served as an assistant to the President of the United States. In addition to Ms. Biggins’ current service as a member of the board of directors of Avnet Inc. and Zep Inc. she has served on the board of directors of NDC Health. Ms. Biggins was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including her business experience set forth herein.

Robert L. Fornaro is a Class III director whose term expires in 2013. As an executive officer of our company, Mr. Fornaro’s background is described above. Mr. Fornaro was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications including his business experience set forth herein.

Alexis P. Michas is a Class III director whose term expires in 2013. He has served on AirTran’s board of directors since May 2006. Mr. Michas founded Juniper Investment Company, LLC in 1994 and has been its Managing Partner since 2008. Mr. Michas has also been the Managing Partner and a director of Stonington Partners, Inc., a private investment firm, since 1994. Prior to that, Mr. Michas was a partner of Merrill Lynch Capital Partners, Inc. (“MLCP”), a wholly owned subsidiary of Merrill Lynch & Co., Inc., from 1993 to 1994 and Senior Vice President of MLCP from 1989 to 1993. He served on the board of directors of MLCP from 1989 to 2001 and was a Consultant to MLCP from 1994 to 2001. Mr. Michas was also a Managing Director of the Investment Banking Division of Merrill Lynch, Pierce, Fenner & Smith Incorporated from 1991 to 1994. Mr. Michas received a Bachelor of Arts degree from Harvard College and a Master of Business Administration degree from Harvard Business School. Mr. Michas is also the lead director of BorgWarner, Inc., Chairman of the Board of Lincoln Educational Services Corporation, and a director of Perkin Elmer. Within the last five years Mr. Michas has not served on the board of directors of any other company. Mr. Michas has extensive knowledge of complex financial issues and brings twenty-five years of private equity and transactional experience across a wide range of industries. Mr. Michas was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

G. Peter D’Aloia is a Class II director whose term expires in 2011. He has served on our board since 2004. From February of 2000 until June of 2008, Mr. D’Aloia served as senior vice president and chief financial officer of Trane Corporation (previously known as American Standard Companies). Prior to joining American Standard Companies, Mr. D’Aloia served over a twenty-seven year period in various executive capacities at Allied Signal, Inc. and its successor company

Honeywell International, Inc., most recently serving as vice president–business development. Among the positions that he held were vice president–taxes, vice president and treasurer, vice president and controller, and vice president and chief financial officer for the engineered materials sector of Allied Signal. Mr. D’Aloia also serves on the boards of directors of FMC Corporation and WABCO Holdings, Inc. and within the last five years has not served on the board of directors of any other company. Mr. D’Aloia was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Jere A. Drummond is a Class II director whose term expires in 2011. He has served on our board of directors since 2002. Mr. Drummond was employed by BellSouth Corporation from 1962 until his retirement in December 2001. From January 2000 until December 2001, he served as vice chairman of BellSouth Corporation. From January 1998 until December 1999, he was president and chief executive officer of the BellSouth Communications Group. Prior to that, Mr. Drummond served as president and chief executive officer of BellSouth Telecommunications, Inc., BellSouth’s local telephone service unit and largest subsidiary. Mr. Drummond also serves on the boards of directors of Borg Warner, Inc., and Science Applications International Corporation (“SAIC”) and within the last five years also has served on the board of directors of Centillum Communications, Inc. Mr. Drummond was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

John F. Fiedler is a Class II director whose term expires in 2011. He has served on our board of directors since 2003. Mr. Fiedler is the retired chairman of the board of Borg Warner, Inc. He also served as chief executive officer of Borg Warner from 1994 until February 2003. Mr. Fiedler served in various capacities with Goodyear Tire & Rubber Company from 1964 until 1994, last serving as its executive vice president and president of its North American Tire division. Mr. Fiedler also serves on the boards of directors of Mohawk Industries, Inc. (since 2002), Snap-On Inc. and WABCO Holdings, Inc. and within the last five years also has served on the board of directors of YRC Worldwide, Inc. Mr. Fiedler was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Michael P. Jackson is a Class II director whose term expires in 2011. He was elected to our board of directors in February 2009. He is the president and founder of Firebreak Partners, LLC, which finances and deploys high-value security technologies to protect critical infrastructure. From 2005 to 2007, Mr. Jackson was the Deputy Secretary of the U.S. Department of Homeland Security. From 2003 to 2005, Mr. Jackson was a senior vice president of AECOM Technology Corporation. Mr. Jackson served as Deputy Secretary of the Department of Transportation from May 2001 to August 2003. During the last five years he has not served on the board of directors of any other public company. Mr. Jackson was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Don L. Chapman is a Class I director whose term expires in 2012. He has served on our board of directors since 1994. Mr. Chapman has served as chairman of ChapCo Investments, LLC, since March 2005. From March 2000 until January 2001, Mr. Chapman also served as president and chief executive officer of Legacy Capital Investments. From March 1999 until April 2000, Mr. Chapman served as president of S&S Tug Manufacturing Company. For more than five years prior to March 1999, Mr. Chapman was Chief Executive Officer and Principal of Tug Manufacturing Corporation. He served as chief executive officer of Opti World, Inc. from 1983 (when he founded that company) until 1995. In addition to Mr. Chapman’s current service as a member of the board of directors of AirTran, at various times in the past five years he has served on the board of directors of Rare Hospitality International, Inc. and ChapCo Investments, LLC. Mr. Chapman was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Geoffrey T. Crowley is a Class I director whose term expires in 2012. He has served on our board of directors since 2008. He is the President of Northshore Leasing, LLC. Mr. Crowley was a founder of Air Wisconsin Airlines Corporation (“AWAC”) and previously served as its chairman, president, and chief executive officer from December 1993 to April 2006. Mr. Crowley has extensive experience in the airline industry and has previously served as vice president of marketing alliances at Northwest Airlines, Inc., senior vice president of marketing at Presidential Airways, Inc., and vice president of sales and marketing for the Trump Shuttle. Mr. Crowley currently serves as director of AWAC and within the last five years has not served on the board of directors of any other company. Mr. Crowley was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

Lewis H. Jordan is a Class I director whose term expires in 2012. He has served on our board of directors since 1993. Mr. Jordan is the co-owner and principal officer of Wingspread Enterprises, LLC, an investment and consulting firm which he founded in August 1997 and is also involved in other passive investment activities. Mr. Jordan served as our president and chief operating officer from June 1993 until November 1997. From June 1993 until November 1996,

Mr. Jordan also served as president and chief operating officer of our operating subsidiary. He served as president and chief operating officer and as a director of Continental Airlines from 1991 to 1993 and served as executive vice president of that company from 1986 to 1991. Within the last five years, Mr. Jordan also has served as a member of the board of directors of Rare Hospitality International, Inc. Mr. Jordan was deemed qualified to serve on the board for the reasons set forth below under Director Qualifications, including his business experience set forth herein.

ADDITIONAL INFORMATION CONCERNING THE BOARD OF DIRECTORS

Director Qualifications

The nominating and governance committee has concluded that each continuing director is qualified to serve as a director of AirTran. No single factor was more important than any other factor in the evaluation of any director and the committee made its determination on the basis of its own experience and subjective evaluation of each individual, with reference to various objective criteria required by law or other regulatory requirements, including but not limited to independence requirements, U.S. air carrier control requirements, and stock exchange regulations as well as the subjective criteria that the committee has deemed desirable in evaluating nominations.

Each director was deemed by the nominating and corporate governance committee to have: met applicable legal and regulatory definitions of independence excluding from such independence determination only Mr. Fornaro, the company’s sole management director; met the criteria set forth in the company’s corporate governance guidelines; a reputation for, and to have displayed, personal integrity and judgment; achieved professional prominence in their business careers; manifested concern for the interests of the company’s stockholders; sufficient time available for service on the AirTran board taking into account such person’s other professional and personal commitments; demonstrated a commitment to the company based on their current and historical service to the company as a director and/or as an executive officer of the company; a general understanding of marketing, finance, and other disciplines relevant to the success of a large publicly traded company in today’s business environment; and knowledge with respect to the current state of the company based on their current and historical service to the company as a director and/or as an executive officer of the company.

Board members with long board service to the company (Biggins, Chapman, D’Aloia, Drummond, Fiedler, Jordan, and Michas), prior experience in the airline industry (Crowley, Fornaro, and Jordan), prior experience in businesses ancillary to the airline industry (Chapman and Jackson), or a combination thereof, as set forth in greater detail in their individual biographies, were deemed to have applicable airline industry or related industry experience relevant to the company. Board members identified in greater detail in their individual biographies as having served as officers of other air carriers (Crowley, Fornaro, and Jordan) or a current or prior officer of the company (Fornaro and Jordan) were deemed to have had operational experience relevant to the company. Directors indentified elsewhere in this proxy statement in greater detail as serving on specific committees of the board were deemed to have experience in matters relevant to their current committee assignments including executive compensation (Biggins, Crowley, Drummond, and Michas), corporate governance (Biggins, Fiedler and Jackson), and financial expertise (Chapman, D’Aloia, Fiedler, Jordan, and Michas). Each director identified in greater detail in their biographies as an incumbent director of AirTran (All) or as having served as an officer, director or both of one or more other public companies (Biggins, Chapman, Crowley, D’Aloia, Drummond, Fiedler, Jordan, and Michas) was deemed to have experience relevant to AirTran as a public company and to the discharge of the duties of such persons as directors of a public company. Each director with prior CEO experience, particularly experience as CEO of a public company (Chapman, Crowley, Drummond, Fiedler, and Jordan) was deemed to have experience relevant to their oversight of the company’s management in general and its CEO in particular. Each director identified in their biography as having applicable aviation industry experience (Chapman, Crowley, Fornaro, and Jordan) or as having served in the Departments of Homeland Security or Transportation (Jackson) was deemed to have applicable industry regulatory experience. Each director identified as having experience in industries which are or have been highly competitive (All) or highly regulated, especially the telecommunications industry (Drummond) and the financial services industries (Michas), were deemed to have experience relevant to the company in its own business which is both highly competitive as well as highly regulated. Each director was deemed of sufficient age and maturity to have accumulated the life experiences, viewpoints, experience, and expertise necessary to perform the duties of a public company director, as well as being able to vigorously perform his or her duties as a director of the company.

The committee conceptualizes diversity expansively to include differences of viewpoint, professional experience, and skill sets, especially in matters of airline operations and regulations, financing, marketing, and human resources, as well as a subjective determination of individual qualities, attributes, and differences. The committee has taken into account the benefits of, but has not ascribed any specific weight to, or adopted any formal policy with respect to, matters of geographic and cultural background, race, and gender. The board evaluates each individual in the context of the board as a whole, with the objective of recommending a group that can best perpetuate the success of AirTran’s business and represent shareholder interests through the exercise of sound judgment using its diversity of experience. The committee evaluates each incumbent director to determine whether he or she should be nominated to stand for re-election, based on the types of criteria outlined above as well as the director’s contributions to the board during their current term. Because the assessment of the diversity of the board as well as the effectiveness of the current factors in achieving diversity from a variety of perspectives is based on the individual subjective evaluation of each of the board members, the company does not engage in any formal benchmarking procedure.

Committees of the Board of Directors—Overview

We have a standing audit committee, compensation committee, nominating and corporate governance committee, and financial policy and risk committee. The charter for each committee, as in effect from time to time, may be found on our website, www.airtran.com. All of our committees are comprised solely of independent directors, consistent with the independence standards defined or required by one or more of the SEC, the New York Stock Exchange and AirTran, except the financial policy and the risk committee which is comprised primarily of independent directors and Mr. Fornaro, our sole management director.

Each standing committee has the right to retain its own legal and other advisors.

Membership on Board Committees

This table lists our board committees and the directors who served on them as of the end of 2010:

Name	Audit	Compensation	Nominating and Corporate Governance	Financial Policy and Risk	Strategic*

Ms. Biggins		•	•

Mr. Chapman			•	•

Mr. Crowley	•	•			•

Mr. D’Aloia	C			•	•

Mr. Drummond		C

Mr. Fiedler			C		C

Mr. Jackson		•

Mr. Jordan			•

Mr. Michas	•			•	•

Mr. Fornaro				C

2010 Meetings	5	6	2	2	8

C = Chair

• = Member

* = Special Committee constituted during the year and dissolved prior to year end

Audit Committee

The purpose of our audit committee is to assist our board of directors in fulfilling its responsibilities to oversee our financial reporting process, including monitoring the integrity of our financial statements, and the independence and performance of our internal and external auditors. Under its charter, the responsibilities of our audit committee include:

•	review the performance of, and appoint or terminate, the independent registered public accountants;

•	review and discuss with management and the independent registered public accountants the financial statements to be included in our annual report on Form 10-K for filing with the SEC;

•	review and approve or disapprove the engagement of our independent registered public accountants for non-audit services prior to any such engagement;

•

discuss with the independent registered public accountants the conduct of the audit, the adequacy and effectiveness of our accounting and financial controls, and the written disclosures required by Independence Standards Board Standard No. 1 regarding their independence;

•	meet separately with the independent registered public accountants and with our internal auditors, as well as our management, to discuss the results of audits;

•	review and discuss with management and the independent registered public accountants our interim financial statements as included in our quarterly reports;

•	report to our board of directors the conclusions with respect to the matters that our audit committee has considered; and

•	review and reassess the adequacy of the audit committee charter and recommend any proposed changes to our board of directors for approval.

Our audit committee has adopted a procedure to facilitate the reporting of any allegations on any fraudulent accounting issues through a toll-free telephone number and email as set out in our code of conduct and ethics.

Pursuant to its charter, our audit committee is comprised of at least three members appointed by our board of directors, each of whom must satisfy the membership requirements of independence and financial literacy. Currently, all of the audit committee members meet the New York Stock Exchange and SEC requirements of independence. We have determined that Mr. D’Aloia is an audit committee financial expert.

Nominating and Corporate Governance Committee; Stockholder Nominations

The responsibilities of our nominating and corporate governance committee are to:

•	identify qualified candidates to serve as director and recommend nominees for director to our board of directors;

•	lead our board of directors in its annual review of our board’s performance;

•	recommend to our board of directors nominees for each committee of our board of directors;

•	oversee the annual process of evaluation of the performance of our management;

•	review executive and leadership development policies, plans and practices;

•	advise the board on succession planning; and

•	develop and recommend to our board of directors corporate governance guidelines.

There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors since the disclosure in the Company definitive proxy statement dated April 5, 2010, as filed with the SEC on April 2, 2010. AirTran’s nominating and corporate governance committee will consider stockholder nominees for the board of directors, particularly those proposed by large, long-term investors, under a procedure requiring a written submission, no later than January 1 of each year, of a nomination to the committee through the office of the company’s secretary. The written submission should include a detailed resume and evidence that the nominee satisfies the minimum criteria for selection identified below and in the committee’s charter as available on the company’s website, www.airtran.com. Candidates may be interviewed by the chairman of the board of directors and one or more members of the committee. The committee will apply the same standards in considering director candidates recommended by the stockholders as it applies to other candidates, although the committee may consider whether any stockholder nomination has been made in connection with a potential change of control and an assessment made by the board of directors as to whether any such change is in the best interests of the company and its stockholders. No recommendations for nomination to the board were received from any stockholder or group of stockholders of AirTran holding more than 5% of AirTran’s common stock for at least one year.

In identifying director candidates, the company’s nominating and corporate governance committee will evaluate and consider desired board member skills and attributes including applicable legal and regulatory definitions of independence, the criteria set forth in the company’s corporate governance guidelines and other criteria including, but not limited to, diversity of background, personal integrity and judgment, age, skills and experience, professional prominence, concern for the interests of the company’s stockholders, the number of other public companies for which the person serves as a director, the availability of the person’s time, their commitment to the company, knowledge of a major geographical area served by the company, and knowledge of the current state of the company and the airline industry, all in the context of the needs of the board of directors at that point in time.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires directors and certain officers of the company and owners of more than 10% of the company’s common stock to file an initial ownership report with the Securities and Exchange Commission and reports listing any subsequent change in their ownership of any of the company’s equity securities. Based solely upon a review of the copies of those reports furnished to the company during the past year and written representations to it that no other reports were required, the company believes that, during the year ended December 31, 2010, it complied with all filing requirements applicable to its directors, executive officers and 10% beneficial owners, if any.

CORPORATE GOVERNANCE

Our business is managed by the company’s employees under the direction and oversight of the board of directors. Except for Mr. Fornaro, none of our board members is an employee of the company. The board limits membership of the audit committee, compensation committee, and nominating and corporate governance committee to independent non-management directors. We keep board members informed of our business through discussions with management, materials we provide to them, visits to our offices and facilities, and their participation in board and board committee meetings.

The board of directors has adopted charters for each of the audit, compensation, nominating and corporate governance, and financial policy and risk committees. The board also has adopted the company’s code of conduct and ethics for directors and employees, to which our principal executive officer, principal financial officer and principal accounting officer are subject. The charters, the code, and other corporate governance guidelines provide a framework for the governance of the company.

Complete copies of the charters and the code, as well as certain other corporate governance guidelines, as in effect from time-to-time, may be found on the company’s investor relations website at, www.airtran.com. Copies of these materials are also available without charge upon written request to the corporate secretary of the company.

The board intends to review the company’s corporate governance principles, charters, code and other aspects of governance annually, or more often if necessary, to remain current in all aspects of corporate governance. The board also has adopted a policy to self-evaluate its performance and that of each of its committees on an annual basis.

Conduct and Ethics

Our code of conduct and ethics, applicable to all employees as well as board members, as in effect from time to time, may be found on our website, www.airtran.com. A printed copy of the code of conduct and ethics will be sent by mail, free of charge, to stockholders upon written request to the Office of the General Counsel at 9955 AirTran Boulevard, Orlando, Florida 32827. Members of our board are required to certify compliance with our code of conduct and ethics. Any amendment to or waiver of our code of conduct and ethics for any board member, the chief executive officer, the chief financial officer as well as any other officer and our comptroller and other accounting officer(s) will be disclosed on our website, www.airtran.com.

We have an ethics committee to respond to situations not covered by our code of conduct and ethics and questions concerning the matters addressed therein. The ethics committee is presently chaired by J. Veronica Biggins, an independent board member who also currently serves on the compensation committee and nominating and governance committee.

Our code of conduct and ethics provides a procedure by which employees and others may directly or anonymously, through a secure 800 phone number or by way of an email contact, inform members of our ethics committee of any alleged violation of our code of conduct and ethics, including any allegations of accounting fraud. Reporting employees are protected from retaliation and any other form of adverse action.

The company’s “whistleblower” policy prohibits the company or any of its employees from retaliating or taking any adverse action against anyone for raising a concern. If a stockholder or employee nonetheless prefers to raise his or her concern in a confidential or anonymous manner, the concern may be directed to the Office of the General Counsel at the company’s headquarters at the above address, or by e-mail at veronica.biggins@airtran.com, or by telephone at 1-888-580-0050. The general counsel or his designee will refer the concern to either the chairperson of the ethics committee or the chairperson of the audit committee who will ensure that the matter is properly investigated.

Item 11	Executive Compensation

Compensation Committee

Composition; Independence; Compensation Committee Interlocks and Insider Participation

As set forth in the table above, our compensation committee currently consists of J. Veronica Biggins, Geoffrey T. Crowley, Jere A. Drummond, and Michael P. Jackson. Mr. Drummond is chair of the committee. The compensation committee is composed entirely of independent members of the board of directors. All four members of the compensation committee are independent, as defined in Section 303(A) of the New York Stock Exchange’s listed company manual. At least two members of the compensation committee are also required to qualify as “outside directors” (as such term is defined under Section 162(m) of the Internal Revenue Code and the regulations there under) if any award or payment under any compensation or benefit plan administered by the compensation committee would be subject to the deduction limitation under Section 162(m) of the Internal Revenue Code. Each member of the compensation committee qualifies as an outside director for such purpose. No member of the committee is a current or former employee or officer of the company or any of its affiliates.

Compensation Process

Compensation Review Process; Management Participation in Compensation Determinations; Delegation of Authority

The compensation of our executive officers is determined by the compensation committee of our board of directors on an annual basis subject to the provisions of employment agreements or executive benefit agreements. Our compensation committee considers all elements of compensation in making its determinations. With respect to those executive officers who do not serve on our board of directors, our compensation committee also considers the recommendations of our chairman of the board and chief executive officer. The committee meets at various times during the year, and it also considers and takes action by written consent. The committee chair reports on committee actions and recommendations at board meetings.

Once a year, generally in October in advance of the next year’s compensation cycle, the compensation committee conducts a comprehensive review of the company’s executive compensation program (the “Compensation Review”). The Compensation Review may include (a) an internal report evaluating executive compensation throughout the company to review consistency and program effectiveness and (b) a report evaluating the competitiveness of executive compensation at the company relative to other major airlines and public corporations employing similar executive talent, which report may be internally generated or produced by outside consultants. As part of the evaluation process, the committee considers the recommendations of management, particularly the recommendation of the company’s chief executive officer, in setting the compensation of the company’s named executive officers. In light of the execution on September 26, 2010 of the proposed agreement and plan of merger with Southwest Airlines, Inc. (the “Merger Agreement”) for the acquisition of AirTran (the “Southwest Merger”) and the terms of such Merger Agreement, the compensation committee did not conduct a Compensation Review subsequent to the date of the Merger Agreement.

The compensation committee may delegate limited authority to make equity awards to non-executive officers to a discretionary action committee. In addition, AirTran’s legal department, its corporate secretary, and the compensation and benefits group in AirTran’s human resources (HR) department all support the compensation committee in its work and, in some cases, act pursuant to delegated authority to fulfill various functions in administering AirTran’s compensation programs.

Authority to Utilize Compensation Consultants

The compensation committee has the authority to and has in the past engaged outside advisers, experts and others to assist it in various ways including providing it with comparative data. During 2009, the compensation committee engaged Mercer (U.S.) Inc. (“Mercer”), which is a wholly owned indirect subsidiary of Marsh and McLennan Companies, Inc. to advise it on a number of matters. During 2010, the compensation committee engaged Pearl Meyer + Partners (“Pearl Meyer”) to advise it on a number of matters. The decision to engage Pearl Meyer reflected the committee’s desire to continue to engage the services of the individuals who had previously provided compensation consulting services to the committee through the committee’s prior consultant.

Pearl Meyer’s work for the compensation committee included studies on: (a) stock and bonus compensation in January 2010, (b) base pay for officers in July 2010, (c) assessment of officer compensation as it related to the Merger Agreement, (d) officer retention agreements as related to the Merger Agreement, and (e) compensation for the special committee of the board of directors. AirTran paid Pearl Meyer approximately $55,000 in 2010 for the work outlined above.

While the individual consultants at Pearl Meyer have, through a former business affiliation, provided services to the company, Pearl Meyer has not previously provided services to the company and all of the work performed by Pearl Meyer in 2010 was work authorized by, for, and, at the direction of the compensation committee, and no separate services were provided to the company in 2010. The compensation committee has established procedures that it considers adequate to ensure that Pearl Meyer’s advice to the committee was objective and was not influenced by the company’s management, including a direct reporting relationship of the Pearl Meyer consultants to the committee. Under the terms of the committee’s agreement with Pearl Meyer, the committee may contact Pearl Meyer without any interaction from company management and the committee requires both Pearl Meyer and the company to report any engagement of Pearl Meyer by the company and the amount of fees paid or anticipated to be paid in connection with such engagement in order that the committee may evaluate the independence of Pearl Meyer in its role as the committee’s compensation consultant. The compensation committee also evaluated the prior work performed by the predecessor consultant for the company and determined that such past services had not impaired Pearl Meyer’s ability to provide independent advice to the compensation committee.

During 2010, neither AirTran nor the compensation committee used any other compensation consultant for compensation analysis or advice; however, as in prior years, the company did retain Willis HRH to assist in the preparation or compilation of selected compensation information disclosed in the company’s proxy materials.

In 2010, the company used Deloitte Tax LLP to provide certain services in connection with the calculation of the value of certain compensation and the effect of the Southwest Merger on the value of certain compensation which would be realized as a result of the consummation of such transaction.

Compensation Disclosure and Analysis and Compensation Committee Report

Compensation Philosophy

AirTran’s vision is to always be among the world’s leading low-cost airlines by consistently delivering competitive financial and operational performance and expanding its customer base. Management must provide strong leadership to retain, develop, and attract highly engaged, talented employees who can deliver superior customer service and in so doing deliver value to the company’s shareholders. The committee believes that having executives who are strong leaders has enabled and will continue to enable AirTran to attract, develop, and retain superior talent reflecting the company’s values: safety, customer commitment, quality, integrity, teamwork, respect for people, good citizenship, a will to win, and personal accountability.

The compensation program for the company’s executive officers, including its named executive officers or NEOs, is designed to attract, motivate, reward, and retain executives of outstanding ability and experience who are critical to the achievement of AirTran’s vision. The program includes incentive compensation tied to annual and longer-term financial, operational, and strategic objectives, thereby aligning the compensation of the company’s NEOs with the performance of the company.

Objectives and Goals

The committee has five major objectives for the company’s compensation structure.

1. Accountability Through Measurable Goals, including:

•

Safety, Operations, and Customer Satisfaction Measures, which align the company’s compensation programs with objective safety, operations, and employee and customer satisfaction measures such as flight safety, injury prevention, on-time arrivals, low mishandled baggage reports, and low consumer complaints, as well as the company’s broader goals of continually improving employee relations, customer service, increasing customer satisfaction, serving new markets, and developing new products;

•	Growth and Expense Control Measures, which align the company’s compensation programs with internal financial objectives for revenue, growth, and cost control;

•	Shareholder Return Measures, which align the company’s compensation programs with the performance of its stock relative to industry specific peers.

2. Congruence between Executive Pay and Business Performance, through compensation programs designed to reward high performance with high compensation over short, medium, and long term time horizons.

3. External Competitiveness, through compensation programs that are intended to motivate management with compensation that takes into account relative compensation within the airline industry and compensation relative to other companies of similar size and complexity, as well as to promote management continuity and succession planning.

4. At Risk Compensation, through compensation programs that are intended to encourage long-term thinking and provide continued “at risk” compensation, including equity-linked and multi-year compensation programs, as well as a stock ownership requirement for our NEOs.

5. Risk Appropriateness, through compensation programs that encourage boldness and innovation but do not encourage undue or excessive risk or sacrifice long term growth or goals for transient success. To achieve this goal, the committee seeks to use compensation programs that balance short and long term incentives and which do not utilize open-ended incentives. The committee also does not utilize certain performance measures, such as fuel hedging and fuel cost measures, which we believe could encourage undue risk taking. The committee considers adjusting targets when economic conditions, including fuel prices, warrant as well as changes in the company’s business strategy designed to achieve long term success even if such changes are at the expense of short term profitability. The committee endeavors to not have the company pay excessive compensation when macroeconomic conditions are playing a significant role in the company’s success and conversely the committee endeavors not to penalize the company’s officers where macroeconomic conditions have adversely affected the company’s success; however, the committee does evaluate how the company’s officers guide the company in responding to macroeconomic challenges.

Determination of 2010 Compensation

Use of Compensation Consultants and Benchmarking.

During 2009, the committee requested that Mercer analyze the compensation of the company’s CEO and the other named executive officers relative to the compensation paid to similarly-situated executives at certain other companies, a process that is often referred to as “benchmarking,” and assess the company’s overall compensation package against AirTran’s industry peer group and marketplace standards. The committee’s purpose in requesting the 2009 analysis was to ensure that the company’s compensation practices were competitive in the marketplace and sufficient to retain and motivate top executive talent. The committee has believed, however, that a benchmark should be just that—a point of reference for measurement—not the determinative factor for the company’s executives’ compensation. The purpose of the comparison was not to supplant the analyses of external and internal pay equity, wealth accumulation, and the individual performance of the executive officers that the committee considers when making compensation decisions. During 2010 the committee requested that Pearl Meyer provide a limited update in light of the Southwest Merger. Ultimately, the committee’s compensation decisions for 2010 reflected factors and considerations in addition to the information and advice provided by Pearl Meyer and previously by Mercer.

As noted above, the committee requested that Pearl Meyer review the comprehensive study done in 2009 and recommend base pay adjustments for the CEO and officers based on (a) the past study, (b) Pearl Meyer’s work to “progress” the 2009 study one year, and (c) a review of then-current proxy data.

In 2010, the committee and its advisors begin with a review of the 2009 compensation program and the comprehensive data developed in 2009 as a benchmark. The 2009 compensation program had been evaluated against data representing an equal blend of industry group data (the industry data) and composite compensation survey data (the survey data) which together are referenced as the 2009 study or the composite study.

The 13 industry group members in the 2009 study were:

AMR Corp.	Mesa Air Group Inc.
Alaska Air Group Inc.	Republic Airways Holdings Inc.
Continental Airlines Inc.	Sky West Inc.
Delta Air Lines Inc.	Southwest Airlines
ExpressJet holdings Inc.	UAL Corp.
Hawaiian Holdings Inc.	US Airways Group Inc.
JetBlue Airways Corp.

Although the industry group contains companies with a wide range of annual revenues and profitability, the committee believed inclusion of the 13 industry competitors was appropriate because AirTran competes against many of these companies on a daily basis, industry competitors may seek to recruit AirTran’s executives and other employees, and AirTran competes with these companies when it seeks to recruit outside executive talent with industry experience.

However, for purposes of evaluating the grant of equity compensation in the form of performance shares that vest based on relative total shareholder return or TSR performance, the committee continued to believe in 2010 that an industry subgroup which excluded the four regional airlines (ExpressJet, Mesa, Republic Airways, and SkyWest) produced a group more likely to be viewed as comparable by the company’s stockholders.

For data from the industry group, no regression analysis was applied, and industry comparable salaries were obtained from public disclosures by utilizing industry CEO and CFO data. For other named executive officer positions, industry data was selected from the average of the third, fourth, and fifth highest executives and “matched” against comparable salary levels for the corresponding AirTran named executive officer. Mercer recommended this approach to allow for comparisons of overall executive compensation for such officers and with the goal of reducing distortion from short or long position tenure or unique roles for individual officers at industry competitors.

For survey data, Mercer focused on companies with revenues of $2 billion to $3 billion. A regression analysis was conducted where possible for the broader compensation survey data with respect to executive officer positions. The surveys used in Mercer’s analysis were Mercer’s US Executive Remuneration Database and Watson Wyatt Data Services’ Report on Top Management Compensation.

The Mercer report provided benchmarking data for base salary, annual incentives, equity-based compensation, and total compensation for each named executive officer against the 25th, 50th, and 75th percentiles of the 2009 study data. The Mercer report discussed and in 2009 the compensation committee considered one and three year average performance measures for the company versus the industry group across several growth measures, an expense control measure, customer satisfaction measures, and a total shareholder return measure.

The Mercer report noted and compensation committee observed that AirTran’s performance in a number of the measures compared favorably to other members of the industry group, generally exceeding the 50th percentile performance of industry group performance, and in a number of cases exceeded the 75th percentile. In 2009 and again in 2010, the committee did not assign any formal weight to any particular performance measure. In 2009, the Mercer report noted and the compensation committee observed in 2009 and in 2010 that based on the benchmarks, the total direct compensation for the company’s named executive officers tended to be below the median values in the composite study.

After evaluating all of the information available to it, the committee made a determination in 2009 to increase base salaries for 2009 and manage compensation levels beginning in 2010 toward a median of 50% of the base salary benchmarks, a median of 62.5% of total cash compensation (base salary plus annual cash bonus) benchmarks, and a median of 50% of total direct compensation (base salary plus annual cash bonus plus equity awards) benchmarks.

In promulgating compensation levels, the compensation committee reserved the flexibility to pay executives above or below the targeted levels based on the executive’s experience, organizational role, and year-over-year performance.

Major Compensation Components

In 2010, the principal components of compensation for AirTran’s executive officers were base salary; short-term incentives, principally in the form of an annual cash bonus; long-term incentives, principally in the form of performance share awards and restricted stock awards; and certain retirement benefits. The committee believes that ordinarily the company’s goals are best met by utilizing an approach to compensation with these four distinct elements.

Base Salaries

The company’s base salaries are intended to be consistent with the compensation committee’s understanding of competitive practices, levels of executive responsibility, qualifications necessary for the particular executive position, the expertise and experience of the executive officer, considerations of internal equity, and the company’s performance. In 2010, the compensation committee evaluated salary information furnished by Pearl Meyer from current (2010) industry data and the comprehensive survey data developed in 2009. The compensation committee compared AirTran base salary levels against the composite study salary data for comparable executive officer positions as progressed forward from the 2009 survey by approximately 3.5%. The compensation committee then compared such data against the existing base salary for each of the company’s executive officers. The compensation committee evaluated how salaries ranked relative to comparable salary data by quartile data at the 25th, 50th, and 75th percentile levels.

Although base salary amounts were increased in 2010, such salaries were increased only prospectively. Further, the amount of such increases did not result in base salaries equal in the full benchmark levels from 2009 as progressed for all NEOs. Base salaries for individual NEOs in 2010 expressed as a percentage of the base salary benchmark for the applicable officer ranged from 82% to 100% of the applicable benchmark.

In increasing base salaries for 2010 in July 2010, the committee considered a number of factors including, but not limited to, the company’s improved performance in 2009 compared to 2008 and interim performance for 2010; the steps taken by the company’s executive officers in 2008, 2009 and 2010 to respond to the various events which had negatively impacted the company’s business; changes in duties and responsibilities of certain officers ; the fact that salaries for several executive officers were at or below the measure for the lowest quartile of the composite data; the fact that total cash compensation, including base salary within the industry group and the subgroup used for purposes of the long-term incentive awards tended to be substantially higher at legacy carriers; the fact that existing total cash compensation was still below the median for the broader industry group when regional carriers were included; superior performance by the company measured against certain recent performance measures; and other metrics. The compensation committee concluded that such increases were consistent with its goal of managing adjustments towards the 50th percentile benchmark for base salary. On a percentage basis, the size of the increases varied from officer to officer. As in prior years, such individual variances also were based on the committee’s subjective evaluation of other factors including length of service in position, the extent of the difference between an officer’s prior base salary and the benchmark, actual and anticipated modifications of an officer’s duties, and other factors which may have been deemed relevant by the individual members of the compensation committee.

Base salaries for the company’s named executive officers at December 31, 2010, effective from July 1, 2010, were as follows:

Name	Base Salary
Robert L. Fornaro	$580,000
Klaus Goersch	$340,000
Arne G. Haak	$340,000
Stephen J. Kolski	$310,000
Richard P. Magurno	$305,000
Steven A. Rossum	$340,000
Alfred J. Smith	$325,000

In 2010, the company also evaluated the base salaries of several of its non-NEO officers and adjusted compensation levels to respond to competitive market conditions, in certain situations, and to address disparities in internal equity relative to similar positions of authority.

Short-Term Incentives

In 2010, the compensation committee evaluated the appropriate level of short-term incentive compensation as an element of total cash compensation. However, in light of the Southwest Merger, the committee did not adjust the target levels for short-term compensation.

The committee did not alter its prior determination to manage short-term incentives in combination with base salary for 2010 toward a benchmark of 62.5% of comparative total cash compensation.

The percentages of base compensation by which annual bonus amounts for 2010 were calculated were not adjusted in 2010 and potential adjustments in 2010 were deferred in light of the Southwest Merger. While dollar amounts of base salary, annual cash bonuses, and total cash compensation increased for 2010, such increases were not sufficient to allow any NEO to achieve the 2009 benchmark for total cash compensation.

For 2010, the percentage of base salary that could be earned as an annual cash bonus remained at 150% for Mr. Fornaro, and the percentage of base salary that could be earned as an annual cash bonus remained at 90% for the company’s other NEOs.

In 2010, as in previous years, short-term incentives as a percentage of year-end base salary were higher for the company’s NEOs and other senior officers than for junior officers and “director” level employees, reflecting differing levels of responsibility and competitive considerations.

In 2010, the annual cash incentive award under the company’s short term incentive plans for its named executive officers originally would have been based on three performance criteria: (A) profitability, (B) cost control and (C) individual performance goals weighted in the same manner as 2009. Under the 2010 plan, the committee retained its authority to adjust, waive or reset targets. In light of the possible effects of the pendency of the Southwest Merger on such items and as part of the negotiation of the Merger Agreement, AirTran and Southwest agreed that AirTran would not pay more than 100% of target amounts and the company paid such amounts at 100% of target in December 2010.

The following table also sets forth information regarding the annual cash incentive awards made to the named executive officers for 2010. Potential bonus, as a percentage of base salary, was designed to be higher for our principal executive officer, reflecting his greater responsibility for, and greater ability to influence, the achievement of targets.

Short-Term Incentive Plan Participant (Name and Position)	Target Incentive Award as a Percentage of Year-End Base Salary (%)	Actual Annual Incentive Award(1) ($)	Actual Annual Incentive Award as a Percentage of Target (%)	Actual Incentive Award as a Percentage of 2010 Year End Base Salary (%)

Robert L. Fornaro, President and Chief Executive Officer	150	870,000	100	150

Klaus Goersch Executive Vice President, Operations and Customer Service	90	306,000	100	90

Arne G. Haak, Senior Vice President and Chief Financial Officer	90	306,000	100	90

Stephen J. Kolski, Executive Vice President	90	279,000	100	90

Richard P. Magurno, Senior Vice President and Secretary	90	274,500	100	90

Steven A. Rossum Executive Vice President and General Counsel	90	306,000	100	90

Alfred J. Smith, III, Senior Vice President	90	292,500	100	90

(1)	Bonus payments were paid in 2010.

Long-Term Incentives

Salary and short-term incentives are primarily designed to compensate current and past performance. The primary goal of the long-term incentive compensation program is to directly link management compensation with the long-term interests of the stockholders. Historically, the compensation committee has not fixed a goal for a relative allocation of total compensation between cash and non-cash compensation.

— Award Types and Criteria for Award Selection. The committee believes equity-based awards currently provide the most appropriate long-term incentives to align the interests of AirTran’s executive officers and other key employees with those of AirTran’s stockholders. In 2010, the committee continued granting executive officers a mix of performance-based vesting stock awards, which are referred to in this proxy statement as performance shares, and time-based vesting restricted stock. The committee concluded that use of performance-based stock awards would better align long-term awards with a pay for performance philosophy than purely time-based awards. The committee believed retaining time-based awards was appropriate to ensure that undue emphasis was not given to any selected performance period and in order to not encourage undue risk taking. For the immediate future, the compensation committee intends to rely primarily on performance share awards and restricted stock grants to provide long-term incentive compensation to our officers and key employees, without excluding the possibility of granting other forms of incentive compensation. Current equity awards are granted pursuant to the company’s Long-Term Incentive Plan.

— Utilization of Performance Based Awards for Equity Incentive Compensation. In January 2010, the committee determined that 50% of the 2010 equity awards to AirTran’s named executive officers would be time-vesting awards of restricted stock and 50% of the 2010 awards would be performance based vesting stock awards. Under such performance share awards, participants could earn shares of common stock based on the company’s relative total shareholder return (“TSR”) performance against an industry group of companies currently consisting of nine air carriers. Performance periods begin and end as specified by the Committee. For grants of performance shares in 2010, the performance period began as of January 1, 2010 and will end three years later on December 31, 2012 unless the period is earlier terminated in connection with the Merger.

For each performance period for which a performance share award was made in 2010, a target, expressed as a number of shares, was specified. The actual number of shares earnable at the end of the performance period currently ranges from 0% to 200% of target, depending on the company’s TSR performance. Payment of earned performance shares will be made in AirTran common stock. Unless the Southwest Merger occurs, relative TSR will be the sole measure of performance for earning performance shares. TSR represents an annualized rate of return reflecting price appreciation plus reinvestment of dividends and the compounding effects of dividends paid on reinvested dividends. TSR is determined in accordance with a formula that takes into account the change in stock price which is defined as the difference between the ending stock price and the beginning stock price which in turn is defined respectively as the average closing price as reported on the applicable stock exchange of one share of the common stock of AirTran or the applicable industry group company for the ninety (90) trading days immediately prior to the first and last days of the performance period.

The compensation committee has the power to make equitable adjustments based on changes such as stock splits, as well as mergers, bankruptcies and other events with respect to the industry group companies and their securities, as well as the company and its securities. Currently, industry group companies who seek bankruptcy protection or are involved in a merger or acquisition will be removed from the industry group. Industry group companies that cease trading on a recognized U.S. national stock exchange likewise will be removed. In determining whether performance criteria have been achieved, the TSR for the company and the industry group companies will be determined then ranked from highest to lowest with a percentile ranking then assigned. The percentage of the target number of performance shares earned will then be based on AirTran’s percentile ranking as set forth in the following chart.

AirTran TSR Percentile Rank Relative to Industry Group Companies	Performance Shares Earned	Performance Level
90th and above	200%	Maximum
65th	100%	Target
25th	25%	Threshold
Below 25th Percentile	0%

Interpolation will be used to determine the percent of performance shares earned in the event the company’s TSR Percentile Rank is greater than the 25th percentile and less than the 90th percentile. In all cases, the compensation committee retains the right to make a final determination as to whether any award will be earned.

The committee may consider a variety of performance measures for future performance-based equity awards and may utilize different criteria from year to year. The selection of future performance measures will depend on the committee’s assessment of which measures are most appropriate to assess the performance of the company, in general, as well as the performance of individual participants in particular. Accordingly, performance measures may change from time to time.

— Criteria for Award Amounts. In considering whether to grant equity incentives for 2010, the compensation committee looked at a variety of factors, with no formal weighting assigned to any single factor or group of factors. In determining the size of equity awards for 2010, the compensation committee focused on the size of the applicable award necessary to move 2010 total direct compensation for the applicable officer toward the total direct compensation benchmarks for his position. In October 2009, the compensation committee evaluated equity incentive awards made by the industry group and other companies of comparable size and complexity (both individually and as part of a comparative compensation analysis), the extent to which value under the award should be subject to risk, whether the award vehicle has intrinsic value, and the need to motivate and retain persons eligible to participate under the company’s plans. In October 2009, the compensation committee set targets that would provide for equity grants of 120% of the CEO’s base salary and 90% of the base salary for the other named executive officers in 2010. The value was then divided by the average share price for AirTran’s common stock in the last 90 days of 2009 to calculate the exact number of shares to which the grantee would be entitled. In 2010, as in past years when equity compensation was awarded, equity grants as a percentage of year-end base salary were higher for NEOs and other senior officers than for the company’s junior officers and “director” level employees, reflecting differing levels of responsibility and competitive considerations.

— Vesting and Holding Periods for Equity Awards. To encourage long-term thinking and encourage continued employment with AirTran, the company’s 2010 equity awards were scheduled to vest over a three year period. For 2010, the company did not utilize award-based holding periods; however, as discussed in greater detail below, the company has mandatory stock ownership policies for its senior and junior officers.

Retirement Benefits

— Key Executive Retirement Plan. In 2007, the board approved the adoption of the AirTran Key Executive Retirement Plan (KERP). The purpose of the KERP is to help attract and retain key executives by providing supplemental post-tax retirement benefits.

In 2010, the company designated certain key executives as eligible to participate in the KERP and will make contributions toward premium costs for a variable life insurance product held in the name of each participant. In 2010, the amount of the contribution equaled 12.5% of the participant’s base salary and bonus for the prior year, less 25% of the contribution for required tax withholding. Contributions are fully taxable to the participant. Based in part on the 2009 analysis by Mercer, the committee concluded that the plan remained competitive for key employees expected to have 20 or more years of service. After evaluating the actual and expected service of existing participants, the committee elected to make no changes to the KERP in 2010.

The variable life insurance products are not subject to forfeiture (other than any provisions for cancellation imposed by the insurer). Participants are eligible to begin receiving payments from the policy once they reach age 55 and terminate employment with the company. Earlier distributions or loans may be permitted in limited circumstances, including in connection with the Southwest Merger.

Because the contribution is fully taxable at grant, the compensation committee does not consider an individual’s accrued benefits or payout projections in setting compensation, but does consider the amount of the cash contribution.

— Retirement Health Plan. Upon qualification, based on age and years of service, the company’s executive officers participate in a retirement health plan which provides a continuation of their existing health insurance benefits past their retirement. The approximate value of such benefits on an actuarial basis is set forth in the discussion on change of control benefits.

Other Benefits

All of the company’s executives are eligible to participate in the company’s health care, insurance and other welfare and employee benefit programs, which (other than retirement programs) generally are the same for all eligible employees, including AirTran’s executive officers.

— 401(k) savings plan. AirTran offers tax advantaged savings benefits to its U.S. employees through an employee-funded 401(k) savings plan with a company “match” of thirty percent of up to six percent of the maximum annual contribution. The 401(k) savings plan provides a long-term savings vehicle that allows for pretax contributions by an employee and tax-deferred earnings. Employees may generally contribute up to 50% of eligible annual pay to the 401(k) savings plan, not to exceed the annual IRS limit (generally $16,500 for 2011). Employees attaining at least 50 years of age by the end of 2010 were eligible to make 401(k) catch-up contributions to a maximum of $5,500. Employees direct their own investments in the 401(k) savings plan. The benefits under such tax-qualified savings plans for AirTran’s executive officers are the same as those available for other eligible employees in the U.S. Individual participant balances reflect a combination of: (1) a differing annual amount contributed by the company or the employee; (2) the annual contributions and/or deferred amounts being invested at the discretion of the employee (the same investment choices are available to all participants); and (3), as in (2), the continuing reinvestment of the investment returns until the accounts are paid out. This means that similarly situated employees, including AirTran’s executive officers, may have materially different account balances because of a combination of factors: the number of years that the person has participated in the plan; the amount of money contributed or compensation deferred at the election of the participant from year to year; and the investments chosen by the participant. The 401(k) savings plan does not promise any guaranteed minimum returns or above-market returns; the investment returns are dependent upon actual investment results. Accordingly, when determining annual compensation for executive officers, the compensation committee does not consider the individuals’ retirement plan balances and payout projections.

— Flight Benefits. As is traditional in the airline industry, executives and their immediate family are entitled to certain travel privileges on AirTran flights, which may be on a positive space basis. Similar travel benefits (which generally are on a space available basis) are afforded to all company eligible employees. The value of such flight benefits for the executives is reported as taxable income.

— Executive Perquisites. AirTran executive officers currently are eligible for two other perquisites not generally available to all of its employees. The company pays the cost of an annual physical, when such physical is not already covered by the executive’s underlying insurance coverage, and the cost of financial planning assistance, in an aggregate annual amount not to exceed $10,000. Further, the company’s chairman and chief executive officer also is entitled to the use of motor vehicles furnished to the company by one of its marketing partners which are available for personal, in addition to business, use when such officer is in Atlanta, Georgia, the location of the company’s largest operational hub.

Other Information

Duration of Benefits

The duration of benefits for the company’s executive officers is based on a variety of factors including the purpose of the benefit, historical expectations, competitive factors, and the cost of providing the benefit. Historically the company has provided few lifetime benefits. AirTran provides lifetime benefits in two areas: retiree health benefits, which require minimum years of service with the company and are intended, in part, to reward longevity of service with the company; and taxable flight benefits, which are historically provided to retirees in the industry and are relatively low-cost benefits.

Equity Awards in 2010

In 2010, the named executive officers were granted restricted stock awards for 225,286 shares, performance share awards for up to a maximum, unless accelerated in 2012, of 338,286 shares issuable in 2012, and no stock options.

Equity Award Timing

The committee’s current policy with respect to annual equity awards to key employees, including the company’s executive officers (but excluding grants to newly hired employees), is that equity awards occur at the time of the January board of directors meeting to be effective as of a specified date in February, which date is intended to result in future vesting within a trading window.

Use of Employment and Severance Agreements

The compensation committee has determined that competitive considerations merit the use of employment contracts, severance agreements, or executive benefits agreements for members of senior management. Mr. Fornaro is employed pursuant to an employment contract. Messrs. Goersch, Haak, Kolski, Magurno, Rossum, and Smith are employed pursuant to executive benefit agreements which include employment and severance agreement provisions.

The compensation committee has concluded that the utilization of employment contracts, severance benefit agreements or executive benefit agreements is appropriate in light of continued uncertainties associated with potential industry consolidation, competitive practices at other air carriers, the importance of retaining the services of various existing members of the senior management team, and considerations of internal parity of treatment of the company’s senior management team, many of whom have served the company for lengthy periods of time.

All of the executive benefit agreements provide for certain severance benefits and also provide a contractual right to certain existing retirement benefits. Severance benefits are tiered, with minimal benefits in the case of a termination for cause, increased benefits for termination without cause, and still greater benefits in connection with a termination following a change of control appropriate to ensure the continued availability of the current senior management team and to attempt to minimize management distractions in a potentially changing and consolidating business environment. The committee believes such a tiered approach strikes an appropriate balance between preserving flexibility and preventing the possibility of “unjust enrichment” on the one hand, and helping the company to attract and retain key talent while providing certainty and security to the employee. Compensation criteria for the officers employed pursuant to employment agreements or executive benefit agreements may be more difficult to adjust on an annual basis or in connection with a “change of control.” For more information on the contractual arrangements with the company’s executive officers, please refer to Employment Agreements and Change of Control Arrangements on page 29 of these materials.

Change of Control Compensation

As discussed above, provisions for additional or continued compensation in connection with a change of control of the company are located in three areas: (1) in the CEO’s employment contract, (2) the other NEOs’ executive benefits agreements, and (3) more generally, in the company’s equity incentive plans and/or award agreements thereunder whereby the committee administering such plans and awards has the power to accelerate the vesting of such awards upon a change of control or where such plans or awards provide for automatic vesting in the event of such change, whether merely upon the occurrence of such event or upon the occurrence of such event and an adverse occurrence for the participant, such as actual or constructive termination of employment.

The change of control provisions are intended to (1) support retention and succession planning, (2) support decisions that are in the best interests of AirTran’s shareholders, and (3) manage related expenses. The change of control provisions set forth in the company’s employment or executive benefits agreements employ a hybrid approach to triggering events. Change of Control benefits are not payable automatically upon the occurrence of a single change of control event. Conversely, payment of benefits is not restricted only to situations involving the involuntary termination of the officer afforded such change of control protection. In the case of Mr. Fornaro, benefits are payable not only in the case of involuntary terminations, but also where Mr. Fornaro has, for a period of 24 months subsequent to a change of control transaction, elected to terminate his employment, because of the occurrence of certain events without his consent or upon termination by the company either 6 months before or in the 24 months after such transaction. In the case of the company’s other executive officers, change of control benefits also are payable where there are specified constructive terminations.

The committee believes its approach to change in control benefits helps to ensure the continued availability of the services of the executive during times of uncertainty inherent with any change of control, especially in the post-event period under new ownership and/or management, while at the same time generally limiting windfall benefits by making the benefits payable only after an actual or constructive termination of employment. By providing post-event coverage, the executive is encouraged to remain in the employ of the company without the need to be concerned about a post-event restructuring which may result in a material diminishment of the executive’s duties or post-event management or ownership with respect to which the executive may have concerns or reservations.

The definition of change of control is intended to be broad in scope and to capture most, if not all, of the scenarios where an actual change of control may occur. Automatic vesting under the terms of our equity compensation plans is based on market practices and recognition that the value of equity compensation can be radically affected by a change of control, whether or not existing management is retained.

In connection with providing change of control benefits to the company’s executive officers, the committee has evaluated, and expects to continue to examine, the total amounts which could be realized by persons granted such rights upon a change of control.

Internal Equity

Internal equity has generally been evaluated based on a subjective assessment of the relative contributions of the members of the management team. In 2010, the committee did not undertake any formal audit or similar analysis of compensation equity with respect to Mr. Fornaro relative to the other members of the management team or with respect to the management team relative to the company’s employees generally. Based in part on the Mercer study and the 2010 Pearl Meyer study, the compensation committee concluded that 2010 compensation levels for a number of the company’s other officers merited adjustment, due in part to changes in duties and responsibilities, and the committee approved a variety of mid-year adjustments, including increases in base salary. However, the committee believes that the relative difference between the compensation of the company’s chairman and chief executive officer and the compensation of the company’s other executives is consistent with such differences found in the company’s industry group (composed for this purpose not only of other low cost carriers but also legacy carriers, one or more of which with whom AirTran competes both operationally and from time to time in personnel and other matters) and the market for executive level personnel for major public companies.

Wealth Accumulation

The compensation committee does not engage in a specific process which attempts to justify compensation levels based on wealth accumulation. The committee does not analyze proposed annual compensation for any individual versus the accrued wealth of such individual, or the accrued wealth of persons with similar job titles at other companies, although it does consider from time to time the total wealth that may be accumulated by an officer under the company’s compensation arrangements. As previously noted, the committee also evaluates from time to time whether compensation levels are consistent with the company’s goal of being a leader among low cost airlines, while maintaining or attracting superior executive talent appropriate to maintain such status.

Recapture and Forfeiture Policies

Historically, the company has not had formal policies with respect to the adjustment or recapture of performance-based awards where the financial measures on which such awards are based (or are to be based) are adjusted for changes in reported results such as, but not limited to, instances where the company’s financial statements are restated. Subject to the Southwest Merger, the committee intends to revise the company’s recapture and forfeiture policies to comply with recent changes in applicable law to which the company will be subject at a future effective date.

Stock Ownership Policies

In July 2006, the compensation committee recommended and the board of directors adopted changes to the compensation committee charter, allowing the compensation committee to establish stock ownership policies for the company’s officers in addition to the existing director share ownership policy (which is also set and administered by the compensation committee). By July 25, 2009, “senior officers” were required to hold 10,000 shares of common stock and “junior officers” were required to hold 5,000 shares of common stock. Future new or newly promoted officers must meet the requirements within three years of election or appointment to their position. The chair of the compensation committee and the company’s chief executive officer may waive or otherwise limit the policy based on hardship, provided that any such action by the chief executive officer must be promptly reported to the chair of the compensation committee. Subject to the grant of certain waivers, all senior and junior officers with three or more years of service in an applicable senior or junior officer position are in compliance with the stock ownership policy.

Deductibility of Compensation and Related Tax Considerations

As one of the factors in its review of compensation matters, the compensation committee considers the anticipated tax treatment to the company and to the executives of various payments and benefits.

Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) generally limits to $1 million the amount that a publicly-held corporation is allowed each year to deduct for the compensation paid to each of the corporation’s chief executive officer and the corporation’s four most highly compensated executive officers, other than the chief executive officer. However, certain “performance-based” compensation is not subject to the $1 million deduction limit. In general, to qualify as performance-based compensation, the following requirements must be satisfied: (i) payments must be computed on the basis of an objective, pre-established performance-based compensation standard determined by a committee consisting solely of two or more “outside directors,” (ii) the material terms under which the compensation is to be paid, including the business criteria upon which the performance goals are based, and a limit on the maximum amount which may be paid to any participant pursuant to any award with respect to any performance period, are approved by a majority of the corporation’s stockholders, and (iii) the committee certifies that the applicable performance goals were satisfied before payment of any performance-based compensation is made.

Awards of stock options under the Long-Term Incentive Plan have been structured with the goal of complying with the requirements of Section 162(m), and the compensation committee believes stock options awarded under the Long-Term Incentive Plan should qualify as “performance-based” compensation exempt from limitations on deductibility under Section 162(m); however, the deductibility of any compensation, including the restricted stock grants and performance share awards was not a condition to any compensation decision. Except for compensation payable to Mr. Fornaro—or to the company’s executive officers in the event of a change of control, including the Southwest Merger—based on current compensation levels the committee does not expect the company’s ability to deduct executive compensation awarded for or payable in 2010 or in 2011 to its NEOs to be limited by operation of Section 162(m).

In a 2008 Revenue Ruling, the IRS announced a significant shift in its interpretation of Section 162(m) relating to the performance-based compensation exception to the $1 million limitation on tax deductible compensation paid by publicly held companies. The regulations under Section 162(m) specifically allow payment of performance-based compensation upon death, disability, or a change of control. Using the reasoning that it was analogous to death, disability or a change of control, the IRS had concluded in previous private letter rulings that performance-based payments made as a result of involuntary terminations by the employer without cause or by the executive for good reason did not fail to qualify as Section 162(m) performance-based compensation. This meant that the performance-based payment was still deductible under Section 162(m), even though the performance goal had not been met at the time of payment for these types of events (e.g. a payment at target upon termination for good reason). However, according to the new Revenue Ruling, this rationale is no longer being used by the IRS in analyzing performance-based compensation.

The new Revenue Ruling 2008-13 published in February 2008 states that if performance-based pay could become due under a plan or agreement upon a termination without cause, for good reason, or as a result of voluntary retirement, and would be payable regardless of whether performance-based goals are met prior to a termination without cause, for good reason, or as a result of voluntary retirement, then any payment from such plan or agreement will not qualify as Section 162(m) performance-based compensation and will not be eligible for exclusion from the Section 162(m) $1 million compensation limit. The ruling applies to performance periods beginning after January 1, 2009, and compensation arrangements entered into, renewed or extended after February 21, 2008.

Under the company’s executive benefits agreement, certain terminations following a change of control give rise to a lump sum cash payment obligation based on the amount of the officer’s salary and prior bonus amounts. Because such payment is not provided for under the executive incentive compensation plan and is not based on amounts for which the executive is eligible in the current year, the company believes that such payment will not result in any disqualification of the executive incentive compensation plan, whose performance-based cash compensation payments will continue to be excluded from compensation for purposes of calculating whether or not the $1 million deductibility limit has been achieved.

Due to interpretations and changes in the tax laws, some types of compensation payments and their deductibility depend on the timing of an executive’s vesting or exercise of previously granted rights and other factors beyond the compensation committee’s control which could affect the deductibility of compensation.

For 2010, the compensation committee believed that in certain circumstances, as in that of compensation payable to the company’s current chief executive officer in the case of a change of control, factors other than tax deductibility were more important in determining the forms and levels of executive compensation most appropriate and in the best interests of the company and its stockholders.

Section 280G. Code Section 280G generally denies a deduction for a significant portion of certain compensatory payments made to corporate officers, certain stockholders, and certain highly-compensated employees if the payments are contingent on a change of control of the employer and the aggregate amounts of the payments to the relevant individual exceed a specified relationship to that individual’s average compensation from the employer over the preceding five years. In addition, Code Section 4999 imposes on that individual a 20% excise tax on the same portion of the payments received for which the employer is denied a deduction under Section 280G. In determining whether to approve an obligation to make payments for which Section 280G would deny the company a deduction or whether to approve an obligation to indemnify (or “gross-up”) an executive against the effects of the Section 4999 excise tax, the committee has adopted an approach similar to that described above with respect to payments which may be subject to the deduction limitations of Section 162(m).

AirTran generally does not fully indemnify against the effect of taxation except as competitive considerations may dictate. The committee structured the company’s change of control benefits to provide for automatic reductions in such benefits where the aggregate amount payable would trigger an excise tax liability (generally at or above 2.99 times ordinary compensation).

Chief Executive Officer Compensation and non-NEO Officer Compensation

Except as noted, the compensation policies described above apply equally to the compensation of the chief executive officer and the company’s non-NEO officers. Base salary, total cash compensation, and total direct compensation for the company’s CEO were below the benchmarks as progressed by 12% to 42%, depending on the applicable measure.

Compensation Committee Conclusion

Attracting and retaining talented and motivated management and employees is essential to create long-term stockholder value. Offering a competitive, performance-based compensation program with a large equity component helps to achieve this objective by aligning the interests of the company’s chief executive officer and other executive officers with those of stockholders. The compensation committee believes that AirTran’s 2010 compensation program met these objectives. Likewise, based on our review, the compensation committee finds the total compensation (and, in the case of the severance and change-of-control scenarios, the potential payouts) to the company’s chief executive officer and other named executive officers in the aggregate to be reasonable and not excessive.

Compensation Committee and Management Review and Authorization

The compensation committee has reviewed the above Compensation Disclosure and Analysis with the company’s chief executive officer. Based on a review of this Compensation Disclosure and Analysis report and discussion with the company’s chief executive officer, the compensation committee has recommended to the board of directors that the Compensation Disclosure and Analysis report be included in this amendment to the company’s annual report on Form 10-K.

Authorization

This report has been submitted by the compensation committee:

J. Veronica Biggins	Geoffrey T. Crowley	Jere A. Drummond	Michael P. Jackson

Other Executive Compensation Information

The following sections of this proxy statement set forth compensation information relating to the principal executive officer, principal financial officer and the four most highly compensated executive officers of the company, other than the principal executive officer and principal financial officer (collectively, the “named executive officers”), for the fiscal year ended December 31, 2010.

The following table shows the compensation awarded or paid by AirTran for services rendered for the fiscal years ended December 31, 2008, 2009 and 2010 to the named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)(2)		Stock Awards ($)(3)		Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)		Total ($)

Robert L. Fornaro Chief Executive Officer and President	2010 2009 2008	564,000 525,000 500,000	870,000 785,000 375,000		606,570 543,380 526,200	(5) (7) (9)	0 0 0	0 0 0	N/A N/A N/A	122,834 146,973 118,195	(6) (8) (10)	2,163,404 2,000,353 1,519,395

Klaus Goersch Executive Vice President, Operations and Customer Service	2010	335,000	306,000		403,780	(11)	0	0	N/A	49,177	(12)	1,093,957

Arne G. Haak Senior Vice President and Chief Financial Officer	2010 2009 2008	327,000 295,000 247,500	306,000 225,000 125,000		260,550 222,786 283,205	(13) (15) (17)	0 0 0	0 0 0	N/A N/A N/A	61,484 59,831 41,996	(14) (16) (18)	955,034 802,617 697,701

Stephen J. Kolski Executive Vice President	2010	310,000	279,000		0	(19)	0	0	N/A	54,978	(20)	643,978
	2009	302,500	203,000		239,087	(21)	0	0	N/A	68,220	(22)	812,807
	2008	294,423	95,000		447,270	(23)	0	0	N/A	58,154	(24)	894,847

Richard P. Magurno Senior Vice President and Secretary	2010 2009 2008	305,000 290,000 275,000	274,500 203,000 105,000		117,905 222,786 184,170	(25) (27) (29)	0 0 0	0 0 0	N/A N/A N/A	51,661 60,872 50,785	(26) (28) (30)	749,066 776,658 614,955

Steven A. Rossum (31) Executive Vice President and General Counsel	2010 2009 2008	327,000 305,000 90,769	328,000 372,500 250,500	(34) (37)	260,550 457,587 264,000	(32) (35) (38)	0 0 0	0 0 0	N/A N/A N/A	77,814 39,360 1,681	(33) (36) (39)	993,364 1,174,447 606,950

Alfred J. Smith, III Senior Vice President	2010 2009 2008	322,000 290,000 274,423	292,500 210,000 105,000		252,280 223,235 184,170	(40) (42) (44)	0 0 0	0 0 0	N/A N/A N/A	53,170 62,288 49,436	(41) (43) (45)	919,950 785,523 613,029

(1)	Reflects annualized salary paid in 2010 including the effect of all recurring and one-time salary adjustments.
(2)	Salary and bonus information reflect amounts earned for the applicable year even where paid subsequent to year end. Bonus amounts typically are paid early in the year for the previous year’s performance. Bonus awards for 2010 were paid in 2010.
(3)	For a discussion of the assumptions and methodologies used to value the awards, please see the discussion of stock awards contained in Note 11 (Stock Option Awards and Restricted Stock Awards) to the company’s consolidated financial statements, included as part of the company’s 2010 Annual Report filed on Form 10-K. All restricted shares granted to officers conferred upon them the same rights as are conferred upon any stockholder of common stock. These rights include the ability to receive dividend distributions if the company decides to grant dividend payments in the future. Because the company has never paid any dividends and has no intention to do so for the foreseeable future, zero value has been ascribed to such right for purpose of computing the fair value of such awards. Values reported are based on the fair market value of the restricted stock awards and performance share awards as of the date of grant, as determined pursuant to FASB ASC Topic 718, except for equity awards subject to performance conditions where the value at the grant date is based upon the probable outcome of such conditions consistent with the estimate of aggregate compensation cost to be recognized over the service period under ASC Topic 718 excluding the effect of estimated forfeitures.
(4)	As required by applicable SEC rules, the company estimates the value of travel on airline passes based on the incremental cost of providing such service. Because such travel is provided only on the company’s scheduled flights or on other carriers with which the company has reciprocity agreements to provide similar air pass travel and the incremental cost of providing such benefit is de minimis, such travel benefits have been assigned zero value for purposes of the above table.
(5)	Includes the grant date fair value of 62,857 shares of restricted stock awarded on February 6, 2010. The closing market price for the company’s common stock on such date was $4.52. Such shares vested on February 6, 2011 and will vest on February 6, 2012 and 1/3 on February 6, 2013. Also includes the grant day value for an estimated 71,340 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probably outcome of such awards as of the grant date of February 6, 2010. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 125,714 shares to the named executive officer would be $568,227.
(6)	Includes $112,500 in KERP contributions for Mr. Fornaro and matching contributions made by the company to Mr. Fornaro’s 401 (k) account.
(7)	Includes the grant date fair value of 67,000 shares of restricted stock awarded on February 6, 2009. The closing market price for the company’s common stock on such date was $4.49. Such shares vested 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011 and 1/3 on February 6, 2012. Also includes the grant date value for an estimated 54,020 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probable outcome of such awards as of the grant date of February 6, 2009. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 66,000 shares to the named executive officer would be $296,340.
(8)	Includes $130,625 in KERP contributions for Mr. Fornaro and matching contributions made by the company to Mr. Fornaro’s 401(k) account.
(9)	Includes the grant date fair value of 60,000 shares of restricted stock awarded in February 2008. Such shares vested 1/3 on February 6, 2009 and 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011.
(10)	Includes $101,250 in KERP contributions for Mr. Fornaro and matching contributions made by the company to Mr. Fornaro’s 401(k) account.
(11)	Includes the grant date fair value of 26,143 shares of restricted stock awarded on February 6, 2010. The closing market price for the company’s common stock on such date was $4.52. Such shares vested on February 6, 2011 and will vest on February 6, 2012 and 1/3 on February 6, 2013. Also includes the grant date fair value of 30,000 shares of restricted stock awarded on March 25, 2010, in connection with Mr. Goersch’s appointment as executive vice president. The closing market price for the company’s common stock on such date was $5.05. Such shares vested on February 6, 2011 and will vest on February 6, 2012 and 1/3 on February 6, 2013. Also includes the grant day value for an estimated 29,671 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probably outcome of such awards as of the grant date of February 6, 2010. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 52,286 shares to the named executive officer would be $236,333.
(12)	Includes $47,188 in KERP contributions for Mr. Goersch and matching contributions made by the company to Mr. Goersch’s 401 (k) account.
(13)	Includes the grant date fair value of 27,000 shares of restricted stock awarded on February 6, 2010. The closing market price for the company’s common stock on such date was $4.52. Such shares vested on February 6, 2011 and will vest on February 6, 2012 and 1/3 on February 6, 2013. Also includes the grant day value for an estimated 30,644 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probably outcome of such awards as of the grant date of February 6, 2010. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 54,000 shares to the named executive officer would be $244,080.
(14)	Includes $52,500 in KERP contributions for Mr. Haak and matching contributions made by the company to Mr. Haak’s 401 (k) account.
(15)	Includes the grant date fair value of 27,470 shares of restricted stock awarded on February 6, 2009. The closing market price for the company’s common stock on such date was $4.49. Such shares vested 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011 and 1/3 on February 6, 2012. Also includes the grant date value for an estimated 22,148 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probable outcome of such awards as of the grant date of February 6, 2009. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 27,060 shares to the named executive officer would be $121,499.
(16)	Includes $50,313 in KERP contributions for Mr. Haak and matching contributions made by the company to Mr. Haak’s 401(k) account.

(17)	Includes the grant date fair value of 16,500 shares of restricted stock awarded in February 2008. Such shares vested 1/3 on February 6, 2009 and 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011. Also includes the grant date fair value of 50,000 shares of restricted stock awarded on June 11, 2008, in connection with Mr. Haak’s appointment as senior vice president and chief financial officer. The closing market price for the company’s common stock on such date was $2.77. Such shares vested 1/3 on February 6, 2009 and 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011.
(18)	Includes $37,978 in KERP contributions for Mr. Haak and matching contributions made by the company to Mr. Haak’s 401(k) account.
(19)	Mr. Kolski was did not receive any restricted stock or performance based share awards in 2010.
(20)	Includes $49,687 in KERP contributions for Mr. Kolski and matching contributions made by the company to Mr. Kolski’s 401 (k) account.
(21)	Includes the grant date fair value of 29,480 shares of restricted stock awarded on February 6, 2009. The closing market price for the company’s common stock on such date was $4.49. Such shares vested 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011 and 1/3 on February 6, 2012. Also includes the grant date value for an estimated 23,769 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probable outcome of such awards as of the grant date of February 6, 2009. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 29,040 shares to the named executive officer would be $130,390.
(22)	Includes $61,303 in KERP contributions for Mr. Kolski and matching contributions made by the company to Mr. Kolski’s 401(k) account.
(23)	Includes the grant date fair value of 51,000 shares of restricted stock awarded in February 2008. Such shares vested 1/3 on February 6, 2009 and 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011.
(24)	Includes $52,107 in KERP contributions for Mr. Kolski and matching contributions made by the company to Mr. Kolski’s 401(k) account.
(25)	Includes the grant date fair value of 26,143 shares of restricted stock awarded on August 31, 2010. The closing market price for the company’s common stock on such date was $4.51. Such shares vested on February 6, 2011.
(26)	Includes $49,375 in KERP contributions for Mr. Magurno.
(27)	Includes the grant date fair value of 27,470 shares of restricted stock awarded on February 6, 2009. The closing market price for the company’s common stock on such date was $4.49. Such shares vested 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011 and 1/3 on February 6, 2012. Also includes the grant date value for an estimated 22,148 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probable outcome of such awards as of the grant date of February 6, 2009. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 27,060 shares to the named executive officer would be $121,499.
(28)	Includes $58,437 in KERP contributions for Mr. Magurno.
(29)	Includes the grant date fair value of 21,000 shares of restricted stock awarded in February 2008. Such shares vested 1/3 on February 6, 2009 and 1/3 on February 6, 2010 (subsequent to the date of this table) and will vest 1/3 on February 6, 2011.
(30)	Includes $48,471 in KERP contributions for Mr. Magurno.
(31)	Mr. Rossum became a named executive officer of the Company on September 2, 2008.
(32)	Includes the grant date fair value of 27,000 shares of restricted stock awarded on February 6, 2010. The closing market price for the company’s common stock on such date was $4.52. Such shares vested on February 6, 2011 and will vest on February 6, 2012 and 1/3 on February 6, 2013. Also includes the grant day value for an estimated 30,644 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probably outcome of such awards as of the grant date of February 6, 2010. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 54,000 shares to the named executive officer would be $244,080.
(33)	Includes $69,438 in KERP contributions for Mr. Rossum and matching contributions made by the company to Mr. Rossum’s 401 (k) account.
(34)	Mr. Rossum received the second installment of his signing bonus of $147,500 on March 31, 2009.
(35)	Includes the grant date fair value of 50,000 shares of restricted stock awarded on January 28, 2009. The closing market price for the company’s common stock on such date was $4.37. Such shares vested 1/3 on February 6, 2010, 1/3 on February 6, 2011 and 1/3 on February 6, 2012. Also includes the grant date fair value of 29,480 shares of restricted stock awarded on February 6, 2009. The closing market price for the company’s common stock on such date was $4.49. Such shares vested 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011 and 1/3 on February 6, 2012. Also includes the grant date value for an estimated 23,769 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probable outcome of such awards as of the grant date of February 6, 2009. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 29,040 shares to the named executive officer would be $130,390.
(36)	Includes $36,875 in KERP contributions for Mr. Rossum and matching contributions made by the company to Mr. Rossum’s 401(k) account.
(37)	Mr. Rossum was granted a signing bonus of $147,500 in connection with his appointment as executive vice president.
(38)	Includes the grant date fair value of 100,000 shares of restricted stock awarded on September 2, 2008. The closing market price for the company’s common stock on such date was $2.64. Such shares vested 1/3 on February 6, 2009, 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011.
(39)	Includes matching contributions made by the company to Mr. Rossum’s 401(k) account.
(40)	Includes the grant date fair value of 26,143 shares of restricted stock awarded on February 6, 2010. The closing market price for the company’s common stock on such date was $4.52. Such shares vested on February 6, 2011 and will vest on February 6, 2012 and 1/3 on February 6, 2013. Also includes the grant day value for an estimated 29,671 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probably outcome of such awards as of the grant date of February 6, 2010. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 52,286 shares to the named executive officer would be $236,333.
(41)	Includes $49,375 in KERP contributions for Mr. Smith and matching contributions made by the company to Mr. Smith’s 401 (k) account.
(42)	Includes the grant date fair value of 27,570 shares of restricted stock awarded on February 6, 2009. The closing market price for the company’s common stock on such date was $4.49. Such shares vested 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011 and 1/3 on February 6, 2012. Also includes the grant date value for an estimated 22,148 shares issuable pursuant to performance based share awards based upon the company’s evaluation of the probable outcome of such awards as of the grant date of February 6, 2009. The maximum value of such awards as of the grant date assuming the issuance of a maximum of 27,060 shares to the named executive officer would be $121,499.
(43)	Includes $57,053 in KERP contributions for Mr. Smith and matching contributions made by the company to Mr. Smith’s 401(k) account.
(44)	Includes the grant date fair value of 21,000 shares of restricted stock awarded in February 2008. Such shares vested 1/3 on February 6, 2009 and 1/3 on February 6, 2010 and will vest 1/3 on February 6, 2011.
(45)	Includes $46,274 in KERP contributions for Mr. Smith and matching contributions made by the company to Mr. Smith’s 401(k) account.

Grants of Plan Based Awards in Last Fiscal Year

The following table shows information about plan-based awards during fiscal 2010 for the named executive officers.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Robert L. Fornaro	2/6/2010	N/A	N/A	N/A	15,714	62,857	125,714	62,857	N/A	N/A	606,570

Klaus Goersch	2/6/2010	N/A	N/A	N/A	6,536	26,143	52,286	26,143	N/A	N/A	252,280
	3/25/2010	N/A	N/A	N/A	N/A	N/A	N/A	30,000	N/A	N/A	151,500

Arne G. Haak	2/6/2010	N/A	N/A	N/A	6,750	27,000	54,000	27,000	N/A	N/A	260,550

Stephen J. Kolski	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Richard P. Magurno	8/31/2010	N/A	N/A	N/A	N/A	N/A	N/A	26,143	N/A	N/A	117,905

Steven A. Rossum	2/6/2010	N/A	N/A	N/A	6,750	27,000	54,000	27,000	N/A	N/A	260,550

Alfred J. Smith, III	2/6/2010	N/A	N/A	N/A	6,536	26,143	52,286	26,143	N/A	N/A	252,280

(1)	Our Long Term Incentive Plan provides for the grant of performance stock awards. In 2010, performance share awards were made to certain officers and directors based on AirTran’s relative Total Shareholder Return (“TSR”) performance against an industry group of companies. TSR is determined by the following formula: Change in Stock Price + Dividends Paid ÷ Beginning Stock Price, all as such terms are defined in the performance share award agreement. The actual number of shares earned at the end of the Performance Period will range from 0% to a maximum of 200% of the target, depending on AirTran’s relative TSR performance. Threshold TSR is at the 25th Percentile at which 25% of the performance shares would be earned. Target TSR is at the 65th Percentile at which 100% of the performance shares would be earned. Maximum TSR is at the 90th and above percentile at which 200% of the performance shares would be earned. Interpolation will be used to determine the percent of performance shares earned in the event the company’s TSR percentile rank is greater than 25% and less than 90%. Payment of the earned performance shares will be made in common stock. There are a maximum of 640,006 performance shares issuable at the end of the end of the performance period for awards made in 2010 (of which 338,286 relate to awards made to named executive officers), which performance period began on January 1, 2010 and ends three years later on December 31, 2012.
(2)	Vesting of restricted stock awards reported in this column is generally based on continued service and the passage of time, subject to acceleration upon the occurrence of various events.
(3)	Represents the grant date fair value computed in accordance with FASB ASC Topic 718, except for equity awards subject to performance conditions where the value at the grant date is based upon the probable outcome of such conditions consistent with the estimate of aggregate compensation cost to be recognized over the service period under ASC Topic 718 excluding the effect of estimated forfeitures.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to the common stock that may be issued upon the exercise of options and other awards under the company’s existing equity compensation plans as of December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (4)(5)

Robert L. Fornaro	75,000	0	N/A	9.05	5/16/11	127,524	942,402	48,714	359,998
	32,359			3.90	7/25/12
	85,000			4.90	1/22/13
	45,000			13.03	1/21/14

Klaus Goersch	35,000	0	N/A	9.12	7/26/11	88,330	652,759	17,756	131,215
	13,334			4.90	1/22/13
	12,000			13.03	1/21/14

Arne G. Haak	0	0	N/A	N/A	N/A	67,480	498,677	20,280	149,869

Stephen J. Kolski	25,000	0	N/A	9.12	7/26/11	36,653	270,866	14,520	107,303
	45,000			3.90	7/25/12
	40,000			4.90	1/22/13
	15,000			13.03	1/21/14

Richard P. Magurno	35,000	0	N/A	9.12	7/26/11	51,456	380,260	13,530	99,987
	25,000			3.90	7/25/12
	45,000			4.90	1/22/13
	15,000			13.03	1/21/14

Steven A. Rossum	0	0	N/A	N/A	N/A	113,320	837,435	21,270	157,185

Alfred J. Smith, III	91,667	0	N/A	5.82	4/8/12	51,456	380,260	20,066	148,286
	6,667			4.90	1/22/13
	15,000			13.03	1/21/14

(1)	Includes each grant of both exercisable and unexercisable options under the company’s 1994 and 1996 Stock Option Plan and its Long-Term Incentive Plan. All options are fully vested.
(2)	The identity of the officers holding unvested restricted stock, the vesting date for such restricted stock and the number of shares of restricted stock vesting on the applicable date is as follows:

Officer	Vesting Date	Shares Vesting

Robert L. Fornaro	2/6/11	63,286
	2/6/12	43,285
	2/6/13	20,953

Klaus Goersch	2/6/11	43,308
	2/6/12	26,307
	2/6/13	18,715

Arne G. Haak	2/6/11	40,323
	2/6/12	18,157
	2/6/13	9,000

Stephen J. Kolski	2/6/11	26,826
	2/6/12	9,827

Richard P. Magurno	2/6/11	42,299
	2/6/12	9,157

Steven A. Rossum	2/6/11	68,825
	2/6/12	35,495
	2/6/13	9,000

Alfred J. Smith, III	2/6/11	24,870
	2/6/12	17,871
	2/6/13	8,715

(3)	The value of unvested time based vesting awards of restricted stock was computed based on the closing price of the company’s common stock on the New York Stock Exchange of $7.39 on December 31, 2010.
(4)	Based on the Total Shareholder Return Formula under the company’s 2009 performance share awards as if the TSR for the award were calculated based on the TSR for the 24 months ended December 31, 2010 rather than the actual 36 months ending December 31, 2011. Based on such hypothetical performance, the TSR would have been 63% resulting in 90% of the share award being earned. In accordance with applicable SEC guidance, the number of unvested performance shares at December 31, 2010 and the value thereof is being reported based on the number of performance share issuable if the target TSR would have been achieved as of such date.
(5)	Based on the Total Shareholder Return Formula under the company’s 2010 performance share awards as if the TSR for the award were calculated based on the TSR for the 12 months ended December 31, 2010 rather than the actual 36 months ending December 31, 2012. Based on such hypothetical performance, the TSR would have been 13% resulting in 0% of the share award being earned. In accordance with applicable SEC guidance, the number of unvested performance shares at December 31, 2010 and the value thereof is being reported based on the number of performance share issuable if the threshold TSR would have been achieved as of such date.

Option Exercises and Stock Vested

The following table provides information with respect to common shares which were issued pursuant to the exercise of options or which were shares of restricted stock that vested, in each case, between January 1, 2010 and December 31, 2010:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(2)
Robert L. Fornaro	0	0	162,333	(3)	1,022,745	(3)
Klaus Goersch	0	0	29,926	(4)	135,266	(4)
Arne G. Haak	0	0	36,656	(5)	165,685	(5)
Stephen J. Kolski	0	0	33,493	(6)	151,388	(6)
Richard P. Magurno	0	0	22,823	(7)	103,160	(7)
Steven A. Rossum	0	0	59,826	(8)	270,414	(8)
Alfred J. Smith, III	0	0	22,823	(9)	103,160	(9)

(1)	We compute this value based on the spread between the exercise price and the closing price of our common stock on the New York Stock Exchange at exercise.
(2)	We compute this value based on the closing price of our common stock on the New York Stock Exchange on the date of vesting. If the vesting occurs on a non-business day then the value is based on the closing price on the next business day.
(3)	Mr. Fornaro vested in 62,333 shares on February 6, 2010. The closing market price for the company’s common stock was $4.52 on such date. Mr. Fornaro vested in 100,000 shares on November 1, 2010. The closing market price for the company’s common stock was $7.41 on such date. Subsequent to the reporting period of the table, Mr. Fornaro also vested in 63,286 shares on February 6, 2011. The closing market price for the company’s common stock was $7.40 on such date.
(4)	Mr. Goersch vested in 29,926 shares on February 6, 2010. The closing market price for the company’s common stock was $4.52 on such date. Subsequent to the reporting period of the table, Mr. Goersch also vested in 43,308 shares on February 6, 2011. The closing market price for the company’s common stock was $7.40 on such date.
(5)	Mr. Haak vested in 36,656 shares on February 6, 2010. The closing market price for the company’s common stock was $4.52 on such date. Subsequent to the reporting period of the table, Mr. Haak also vested in 40,323 shares on February 6, 2011. The closing market price for the company’s common stock was $7.40 on such date.
(6)	Mr. Kolski vested in 33,493 shares on February 6, 2010. The closing market price for the company’s common stock was $4.52 on such date. Subsequent to the reporting period of the table, Mr. Kolski also vested in 26,826 shares on February 6, 2011. The closing market price for the company’s common stock was $7.40 on such date.
(7)	Mr. Magurno vested in 22,823 shares on February 6, 2010. The closing market price for the company’s common stock was $4.52 on such date. Subsequent to the reporting period of the table, Mr. Magurno also vested in 42,299 shares on February 6, 2011. The closing market price for the company’s common stock was $7.40 on such date.
(8)	Mr. Rossum vested in 59,826 shares on February 6, 2010. The closing market price for the company’s common stock was $4.52 on such date. Subsequent to the reporting period of the table, Mr. Rossum vested in 68,825 shares on February 6, 2011. The closing market price for the company’s common stock was $7.40 on such date.
(9)	Mr. Smith vested in 22,823 shares on February 6, 2010. The closing market price for the company’s common stock was $4.52 on such date. Subsequent to the reporting period of the table, Mr. Smith also vested in 24,870 shares on February 6, 2011. The closing market price for the company’s common stock was $7.40 on such date.

Nonqualified Deferred Compensation

The company does not generally offer nonqualified deferred compensation to its officers, and none of its named executive officers currently participate or have participated in any nonqualified deferred compensation plan during the past fiscal year.

Employment Agreements and Change of Control Arrangements

Employment Agreements and Executive Benefits Agreements

Robert L. Fornaro. In connection with Mr. Fornaro’s election as chief executive officer of the company, Mr. Fornaro and the company entered into an employment agreement on October 31, 2007, effective as of November 1, 2007. The agreement has a term of three years, subject to automatic renewal for additional one-year terms unless earlier terminated by the company or Mr. Fornaro. It provides for an annual base salary for Mr. Fornaro of at least $500,000, and provides for additional benefits including, but not limited to: (A) annual cash incentive awards with a target of 150% of annual base salary based upon Mr. Fornaro’s performance and that of the company in accordance with management’s incentive plan, (B) a stock grant of 300,000 shares of the company’s common stock, (C) reimbursement for medical and dental expenses incurred by Mr. Fornaro and his spouse, (D) post-retirement medical and dental benefits for Mr. Fornaro and his spouse in accordance with company plans then in place and (E) free air transportation for Mr. Fornaro and his spouse for their lifetimes on any route maintained by the company, as well as free dependent travel if then provided for under the company’s air pass policies. Mr. Fornaro received the grant of 300,000 shares of restricted stock on November 1, 2007. One third of such shares vested as of November 1, 2008 and one-third on November 1, 2009 and one-third vested on November 1, 2010, subject to accelerated vesting in the event of Mr. Fornaro’s death, disability, termination without cause or upon a change of control as defined. In the event Mr. Fornaro is terminated without cause, other than for death or disability and other than in connection with a change of control, he will be entitled to a lump sum payment generally equal to his salary plus the amount of his incentive award for the previous year, immediate vesting of stock options and restricted stock awards, continued medical and travel benefits and certain other benefits including insurance premiums sufficient, when added to other company provided insurance, to fund a $1,000,000 death benefit and benefits upon a change of control.

Other Executive Officers. The company has entered into executive benefits agreements with its executive officers other than Mr. Fornaro. Such agreements include employment terms and severance terms. The agreements have an initial term of three years with respect to employment, subject to automatic renewal for additional one-year terms unless terminated by the company or the executive officer. The agreements provide the executive officers with:

•	Salary — consisting of an annual base salary at least equal to the officer’s base salary as in effect as of the date of the agreement;

•	Cash Incentives — consisting of participation in the company’s annual cash incentive plan for executive officers;

•	Equity Incentives — consisting of participation in the company’s annual equity incentive awards for executive officers;

•	Expense Reimbursement — consisting of reimbursement of expenses in accordance with the company’s standing policies;

•	Post-retirement Healthcare Benefits — in accordance with the company’s existing policy for executive officers;

•	Post-retirement Welfare Benefits — in accordance with the company’s existing policies including with respect to the company’s Key Executive Retirement Plan (“KERP”) for executive officers;

•	Air Transportation Benefits — consisting of benefits for the executive, his spouse, and dependents in accordance with the company’s existing policies;

•

Disability Benefits — consisting of disability benefits of not more than 100% of base salary for the first year of disability (or the remainder of the initial term, if longer), with benefits thereafter capped at the lesser of 66.67% of pay or $5,000 per month;

•

Change of Control Benefits — consisting of the right to continued participation of in the company’s deferred compensation plan and KERP following a change of control (terminations made within six months prior to a change of control in contemplation thereof also are subject to protection); and

•

Stock Option Exercise Extensions — consisting of a right to extend stock option exercise periods to one year following termination subject to the approval, in each individual case, of the company’s compensation committee

Change of Control Arrangements

AirTran has an existing employment agreement with Robert Fornaro and existing executive benefits agreements with each of its other executive officers. These agreements require AirTran to make payments or provide benefits to its executive officers upon a termination of employment by AirTran for any reason other than death, disability, “cause” (only prior to a change of control), or “just or substantial cause” or due to a “constructive termination” of the executive officer’s employment, including such a termination in connection with a change of control of AirTran. The completion of the merger will constitute a change of control for purposes of AirTran’s employment and executive benefits agreements.

In the case of Mr. Fornaro and Klaus Goersch, Steven Rossum, Arne Haak and Alfred Smith, as the case may be, if such officer within 24 months following the change of control elects to terminate his employment due to a “constructive termination” by the company, or if the company, in the case of any such officer, within 24 months following the change of control (or also within six months prior to the change of control), elects to terminate the employment agreement or the employment of the applicable officer for any reason other than death, disability or “just and substantial cause,” such terminated officer will be entitled to the benefits listed below as “—Change of Control Benefits.”

In the case of Stephen Kolski, if a change of control occurs prior to December 31, 2011 (even if the term of Mr. Kolski’s employment has terminated as of April 29, 2011 in connection with his normal retirement date) unless his employment is terminated prior to April 29, 2011 for “just and substantial cause” as defined in his executive benefits agreement, Mr. Kolski will be entitled to the benefits listed below as “—Change of Control Benefits.”

In the case of Richard Magurno, if a change of control occurs prior to December 31, 2011 (even if the term of Mr. Magurno’s employment has terminated as of March 31, 2011 in connection with his normal retirement date) unless his employment is terminated prior to March 31, 2011 for “just and substantial cause” as defined in his executive benefits agreement, Mr. Magurno will be entitled to the benefits listed below as “—Change of Control Benefits.”

For purposes of the employment agreement with Mr. Fornaro and the executive benefits agreements with the other executive officers, the following terms have the meanings set forth below:

(a) “just and substantial cause” means a plea of guilty or nolo contendere or conviction of the executive officer of any crime involving moral turpitude or any felony (excluding for the avoidance of doubt minor traffic violations and similar offenses) or, in the case of Mr. Fornaro only, (1) conviction for a willful violation of any law, rule or regulation (other than traffic violations or similar offenses), or (2) a material breach of his employment agreement that is not cured within ten business days of notification by the company.

(b) “constructive termination” generally means (1) the officer is not elected or retained to the office and position the officer holds with the company by virtue of the applicable agreement or, in the case of Mr. Fornaro, also to the board of directors of AirTran; (2) any assignment to the officer of any duties other than those reasonably contemplated by, or any limitation of the powers or prerogatives of the officer in any respect not reasonably contemplated by the officer’s agreement; (3) any removal of the officer from responsibilities substantially similar to those described or contemplated by the terms of the officer’s agreement; (4) any reduction in, or limitation upon the compensation, reimbursable expenses or other benefits provided in the officer’s agreement, other than as may be required by valid public law or regulation or, in the case of officers other than Mr. Fornaro, to avoid penalty under Code Section 409A; or (5) any assignment to the officer of duties which would require the officer to relocate or transfer the officer’s principal place of employment to any location not within 20 miles of the then-existing location of the officer’s principal place of employment, or in the case of Mr. Fornaro, without regard to any mileage exception, without the express written agreement of the applicable officer. In addition, with respect to those officers with executive benefits agreements, during the 24-month period following a change of control, the term “constructive termination” also includes: (i) any reduction in an officer’s base salary, (ii) any adverse change to the methodology used to determine the officer’s bonus or to any of the officer’s other employee benefits (other than any immaterial, inconsequential or required-by-law change), (iii) changes that, as a whole, result in a material diminution in the stature, functions, duties and responsibilities of the officer’s position, (iv) material reduction in reporting level of the person to whom the officer reports, (v) failure to obtain express written assumption of the agreement by any successor to the company, (vi) a material breach by the company of the agreement that is not cured within 15 days, or (vii) failure to offer the officer after the first anniversary of the change of control and at least 60 days prior to the second anniversary of the change of control a renewal of the term of the agreement for an additional two years.

A “Change of Control” will be deemed to have occurred in the event that any of the following events shall have occurred:

•

Any Person, or Persons acting together that would constitute a “group”, together with any Affiliates or Related Persons thereof (other than any employee stock ownership plan), beneficially owns 20% or more of the total voting power of all classes of Voting Stock of the company;

•

Any Person or Group, together with any Affiliates or Related Persons thereof, succeeds in having a sufficient number of its nominees elected to the board of directors of the company such that such nominees, when added to any existing director or directors remaining on the board of directors of the company after such election who is an Affiliate or Related Person of such Person or Group, will constitute a majority of the board of the company;

•

There occurs any transaction, or series of related transactions, and the beneficial owners of the Voting Stock of the company immediately prior to such transaction (or series) do not, immediately after such transaction (or series) beneficially own Voting Stock representing more than 50% of the voting power of all classes of Voting Stock of the company (or in the case of a transaction (or series) in which another entity becomes a successor to the company, of the successor entity); or,

•	The company shall cease to own a majority of the capital stock of any operating subsidiary, as defined.

•	The company sells all or substantially all of its consolidated assets.

“Affiliate” means any Person directly or indirectly controlling or controlled by or under the direct or indirect common control with such Person. “Control” means the power to direct the management and policies of a Person, directly or indirectly, whether through the ownership of voting securities, by contract, or otherwise.

“Related Person” means, with respect to any Person, any other Person owning:

•	5% or more of the outstanding Common Stock of such Person; or,

•	5% or more of the Voting Stock of such Person.

Change In Control Benefits

Overview

Change of Control Benefits include:

•

Full base salary through the date of termination at the rate in effect at the time that the notice of termination is served, plus all other amounts to which such officer is entitled under any benefit or compensation plan at the time such payments are due under the terms of such plans, even if the payment obligation arises after the date of termination;

•

A lump sum payment equal to the greater of: (1) two times the sum of such officer’s annual base salary and bonus during the 12-month period prior to the change of control, or (2) two times the sum of the average annual base salary and average annual bonus paid to such officer during the three years prior to the change of control;

•	In the case of Mr. Fornaro, executive retiree medical benefits in accordance with his employment agreement;

•	In the case of Messrs. Kolski, Magurno and Smith, continued pre-retirement health and insurance benefits for the life of such officer and such officer’s spouse and dependents;

•

In the case of Messrs. Goersch, Haak and Rossum, if elected by such officer, continued health and insurance benefits for such officer and such officer’s spouse and dependents until the officer reaches age 65, to the extent otherwise made available by the acquiror to eligible retirees;

•

Lifetime air travel benefits for such officer, his spouse and other eligible family members irrespective of company policy and, if applicable, equivalent to air travel benefits in place for officers employed on a full time basis;

•	Immediate vesting of any unvested stock options and/or stock grants made prior to the change of control including prorated vesting of performance share awards at 100% of target;

•

In the case of executive officers other than Mr. Fornaro, if severance benefits are taxable before receipt, payment of a cash amount sufficient to satisfy such taxes, which amount will reduce pro rata the amount of future installments of such severance benefits when actually paid; and

•	All benefits under the company’s Key Executive Retirement Program, in accordance with the terms of such program, or under any other retirement welfare plan to which the officer is entitled.

In the case of Mr. Fornaro, he also will be entitled to, if all or any portion of the amounts payable to him or his estate under his employment agreement or otherwise are subject to the excise tax imposed by Section 4999 of the Code (or similar state tax and/or assessment) (the so-called “golden parachute tax”), an amount necessary to place him in the same after-tax position he would have been in had no such excise tax been imposed, increased to the extent necessary to pay income and excise taxes due on such gross-up.

Payments and benefits under the executive benefits agreements are subject to a cutback. If the executive officer becomes entitled to payments or benefits that would be subject to the golden parachute tax, then the payments or benefits due to the executive officer will be reduced to the extent necessary so that no amounts will be subject to the golden parachute tax. The cutback provision applies regardless of whether the executive officer’s employment with AirTran terminates or continues in connection with the completion of the merger. No executive officer’s payments or benefits are expected to be subject to the cutback provision.

The anticipated arrangements between AirTran and the executive officers in connection with the Southwest Merger will result in a Change of Control and may result in a constructive termination under one or more provisions of the definition of Change of Control with respect to such AirTran executive officers.

Change of Control - Cash Severance and Healthcare Benefits

The following discussion of cash severance and healthcare benefits in connection with a Change of Control is based on compensation and benefit levels as of December 31, 2010 and assuming that each executive officer experiences a constructive termination in connection with the Southwest Merger, the AirTran executive officers will receive the following cash severance payments and other benefits under their respective employment agreement or executive benefits agreement, as applicable (excluding the value of outstanding incentive awards, which are described below).

Estimated Benefits under Employment and Executive Benefits Agreements

Executive Officer	Lump Sum Salary, Bonus and Non- Equity Incentive Compensation Payment (1)	Value of Health Insurance Benefits (2)	Tax Gross-Up Value (3)	Total Benefits (4)

Robert L. Fornaro	$2,900,000	$0	$0	$2,900,000

Klaus Goersch	1,292,000	20,120	N/A	1,312,120

Arne G. Haak	1,292,000	19,286	N/A	1,311,286

Stephen J. Kolski	1,178,000	0	N/A	1,178,000

Richard P. Magurno	1,159,000	0	N/A	1,159,000

Steven A. Rossum	1,292,000	17,499	N/A	1,309,499

Alfred J. Smith, III	1,235,000	0	N/A	1,235,000

(1)	For all the named officers includes an estimated lump sum payment equal for each officer to two times the sum of such officer’s annual base salary and bonus during the 12-month period prior to December 31, 2010 (with the amount of the bonus based on the amount fixed for 2010) as if the change of control occurred on such date. Excludes cash payments in settlement of equity awards, cash payments under the Employee Retention Plan and completion bonuses, all as discussed elsewhere in this section.

(2)	Health insurance benefits are assigned zero value for Messrs. Fornaro, Kolski, Magurno and Smith because there is no acceleration or expansion of the existing benefit. The other amounts represent the present value of the expected cost of providing the post employment health care insurance benefits. It was assumed that these individuals would be eligible for coverage under the Southwest employee health plan. The present value amounts represent a discounted cash flow projection incorporating assumptions, including: expected health care inflation, aging/morbidity factors, premium contributions and their increase over time, and the assumed utilization of the benefit by the former officers. The medical benefit coverage is terminated if the former officer becomes eligible for customary coverage under another employer’s group insurance plan and the medical benefit coverage is reinstated only if the former officer is no longer entitled to coverage under another employer’s group insurance plan. The value of health insurance benefits amounts for Messrs. Goersch, Haak and Rossum were calculated assuming that each executive would utilize the benefit during the initial two years after the change in control and that there is a 5% probability that that benefit would be used in each month thereafter until the former officer reaches age 65. Coverage for spouses and dependents would continue should the former officer die before age 65.
(3)	The tax gross-up obligation applies regardless of whether Mr. Fornaro’s employment with AirTran terminates or continues in connection with the completion of the Southwest Merger. However, certain elements of compensation may not be subject to the excise tax, depending on the actual timing and circumstances surrounding a termination upon or following a change of control. If Mr. Fornaro experiences a constructive termination in connection with the Southwest Merger (assuming award values and severance benefits as described in the table on page 38), AirTran estimates that no reimbursement for Code Section 4999 excise taxes will be payable to Mr. Fornaro.
(4)	Each of the executive officers listed in the table above is entitled to lifetime air travel benefits in accordance with company policy pursuant to his respective executive benefits agreement. Upon a constructive termination in connection with a change of control (such as the merger) and irrespective of the applicable company policy, the executives will continue to receive lifetime air travel benefits. Because the value of this protection against the future elimination of lifetime air travel benefits (i.e., the vesting of the benefit) is speculative and likely insubstantial it has not been quantified for purposes of these disclosures.

Change of Control - Long-Term Incentive Plan Awards Benefits

Each of the executive officers currently has awards outstanding under AirTran’s Long-Term Incentive Plan and other equity-based compensation plans.

•

Restricted Stock. Outstanding restricted stock awards vest in full upon the effective time of the Southwest Merger and holders will receive the same per share merger consideration as other AirTran stockholders, subject to any applicable withholdings or deductions required by law.

•

Stock Options. All stock options held by executive officers of AirTran are fully vested. Accordingly, no accelerated vesting benefits will inure with respect to such options as a result of the Southwest Merger. Outstanding stock options (other than options issued under the AirTran 1995 Employee Stock Purchase Plan or as otherwise described below), whether vested or unvested, will be converted into the right to receive a cash amount (without interest) within three business days following the effective time of the Southwest Merger, which cash amount, less all applicable deductions and withholdings, will be equal to the spread between the exercise price of the option and the cash equivalent of the per share merger consideration, which cash equivalent will be based on the Southwest average share price (the “per share cash equivalent amount”), multiplied by the number of outstanding option shares (the “option consideration”). Holders of options under the AirTran 1994 Stock Option Plan or the AirTran 1996 Stock Option Plan will be required to execute an acknowledgement in order to receive the option consideration. None of the named executive officers currently participate in the AirTran 1995 Employee Stock Purchase Plan.

•

Performance Share Awards. At the effective time of the Southwest Merger, each outstanding AirTran performance share will automatically and without any required action on the part of any holder thereof be vested as to the target number (100%) of shares of AirTran common stock that could be earned under the AirTran performance share award agreement, and the performance period applicable to such AirTran performance shares will terminate as of the effective time of the Southwest Merger, such that the number of AirTran performance shares deemed earned will be pro rated by multiplying such target number of AirTran performance shares by a fraction, the numerator of which is the actual number of whole months in the shortened performance period and the denominator of which is the number of whole months in the original performance period (“earned performance shares”), and each such earned performance share will entitle the holder thereof to receive (without interest) the per share cash equivalent amount, which will be paid, subject to any applicable withholdings or deductions required by law, at the time set forth in the applicable award agreement.

The following table summarizes the outstanding equity awards held by the executive officers as of December 31, 2010 which are subject to accelerated vesting in connection with the Southwest Merger and the estimated value of such awards at specified values for the Southwest Merger consideration assuming the Southwest Merger is consummated on December 31, 2010:

Accelerated Equity Award Values for AirTran Executive Officers (1), (2)

		Assumed Merger Consideration Value
Executive Officer	Shares Vesting Pursuant to Acceleration (#)
		$7.25	$7.50	$7.75
Robert L. Fornaro
Restricted Stock	127,524	$924,549	$956,430	$988,311
Performance Shares	42,953	311,409	322,148	332,886

Total	170,477	1,235,958	1,278,578	1,321,197
Klaus Goersch
Restricted Stock	88,330	640,393	662,475	684,558
Performance Shares	16,195	117,414	121,463	125,511

Total	104,525	757,807	783,938	810,069
Arne G. Haak
Restricted Stock	67,480	489,230	506,100	522,970
Performance Shares	18,020	130,645	135,150	139,655

Total	85,500	619,875	641,250	662,625
Stephen J. Kolski
Restricted Stock	36,653	265,734	274,898	284,061
Performance Shares	9,680	70,180	72,600	75,020

Total	46,333	335,914	347,498	359,081
Richard P. Magurno
Restricted Stock	51,456	373,056	385,920	398,784
Performance Shares	9,020	65,395	67,650	69,905

Total	60,476	438,451	453,570	468,689
Steven A. Rossum
Restricted Stock	113,320	821,570	849,900	878,230
Performance Shares	18,680	135,430	140,100	144,770

Total	132,000	957,000	990,000	1,023,000
Alfred J. Smith, III
Restricted Stock	51,456	373,056	385,920	398,784
Performance Shares	17,735	128,579	133,013	137,446

Total	69,191	501,635	518,933	536,230

(1)	Table excludes stock option data as all stock options held by the named executive officers are fully vested without regard to the proposed Southwest Merger.

(2)	The following table summarizes the estimated value of outstanding equity awards held by the executive officers of AirTran as of December 31, 2010, subject to accelerated vesting and that will vest as a result of the Southwest Merger, assuming that (i) the Southwest Merger had been consummated on December 31, 2010, and (ii) the merger consideration was equal to $7.75 per share based on the average closing price of Southwest’s common stock for the 20 trading days preceding December 31, 2010, which was $12.95 per share:

Assumed Value at December 31, 2010

Executive Officer	Restricted Stock	Performance Shares	Total

Robert L. Fornaro	$988,311	$332,886	$1,321,197

Klaus Goersch	684,558	125,511	810,069

Arne G. Haak	522,970	139,655	662,625

Stephen J. Kolski	284,061	75,020	359,081

Richard P. Magurno	398,784	69,905	468,689

Steven A. Rossum	878,230	144,770	1,023,000

Alfred J. Smith, III	398,784	137,446	536,230

Other Change of Control Related Benefits

The following subsection discusses benefits in connection with the Southwest Merger that may be viewed as benefits related to a Change of Control.

— Employee Retention Plan. On September 26, 2010, the board of directors of AirTran adopted an Employee Retention Plan to address potential employee concerns related to the Southwest Merger. The Employee Retention Plan covers AirTran’s officers (other than Messrs. Fornaro, Kolski, Rossum and Magurno (collectively, the “excluded officers”)), and certain other managerial and administrative employees (each a “covered employee”) who may be selected by the compensation committee of the AirTran board of directors or its designee, as administrator of the Employee Retention Plan. Under the Employee Retention Plan, a maximum of $10.2 million has been allocated to the payment of retention bonuses for covered employees, of which no more than $4.25 million in the aggregate may be allocated by the administrator to the AirTran officers, including executive officers, who are covered employees. The administrator has determined that each executive officer, other than any excluded officer, who is a covered employee will receive a retention bonus equal to such person’s respective annual base salary as of September 27, 2010. In November 2010, the Employee Retention Plan was amended to delay the time at which first payments thereunder would vest.

The Employee Retention Plan, as amended, provides that if the Southwest Merger closes prior to September 26, 2011 (or a later end date agreed to by the parties to the merger agreement), covered employees who are officers (other than excluded officers) will be paid 50% of their retention bonus in a lump-sum on the first business day following the 90th day after the closing of the Southwest Merger and the other 50% on the first business day following the 180th day after the closing of the Southwest Merger. The Employee Retention Plan requires, with limited exceptions, that a covered employee remain employed through the applicable retention bonus payment date to receive his or her retention bonus. Retention bonus payments are subject to acceleration in connection with a termination of employment of any officer covered employee within 180 days of closing either without “cause” by the company or for “good reason” by the officer.

If the closing of the Southwest Merger does not occur prior to September 26, 2011 (or a later end date agreed to by the parties to the merger agreement), then all retention bonuses due under the Employee Retention Plan will be forfeited and the Employee Retention Plan will terminate. AirTran also generally has the right to terminate or amend the Employee Retention Plan at any time without consent of the covered employees prior to closing of the Southwest Merger.

With respect to the executive officers who participate in the Employee Retention Plan, “cause” has the same meaning as that term for purposes of the executive benefits agreements (including, during the 24 month period after the Southwest Merger, being limited to “just and substantial cause”). “Good reason,” with respect to the executive officers who participate in the Employee Retention Plan, means an event that gives rise to a constructive termination event under the executive benefits agreements or any other material breach of the Employee Retention Plan with respect to the officer.

The following table summarizes the estimated Employee Retention Plan bonuses for each executive officer who is not an excluded officer:

Retention Plan Payments

Executive Officer	Three-Month Payment		Six-Month Payment		Total Retention Plan Payments (1)

Robert L. Fornaro	$	N/A	$	N/A	$	N/A

Klaus Goersch		170,000		170,000		340,000

Arne G. Haak		170,000		170,000		340,000

Stephen J. Kolski		N/A		N/A		N/A

Richard P. Magurno		N/A		N/A		N/A

Steven A. Rossum		N/A		N/A		N/A

Alfred J. Smith, III		162,500		162,500		325,000

(1)	Estimated based on the assumption the applicable officer remains employed for the 90 and 180 days following the Southwest Merger necessary for the bonus to vest in full in the ordinary course.

— Merger Completion Bonuses. On September 26, 2010, the AirTran board of directors approved arrangements with Messrs. Fornaro and Rossum whereby they were granted bonuses equal to 50% of their respective annual base salaries as of the grant date contingent upon the successful completion of the Southwest Merger. The amount of the estimated merger completion bonuses for Messrs. Fornaro and Rossum is $290,000 and $170,000, respectively.

— Compensation Arrangements with the Combined Company.

In the event the Southwest Merger is completed, certain other benefits will be received by certain executive officers from the combined company after such merger.

•

Consulting Agreements. On September 26, 2010, Messrs. Fornaro and Rossum each entered into a consulting agreement with AirTran that will become effective subsequent to the Southwest Merger upon the removal of such individuals from the capacity of either chief executive officer (in the case of Mr. Fornaro) or executive vice president of AirTran or AirTran Airways or similar positions with Southwest. Each consulting agreement will become effective for a term of 24 months, unless earlier terminated.

Each consulting agreement provides for payment of a consultant fee equal to one-twelfth of such consultant’s annual base salary as an officer of AirTran as calculated immediately prior to the closing of the Southwest Merger. Such fee will be payable in arrears on the first business day of each month during the term of the consulting agreement. If the services of the consultant are terminated by AirTran, Southwest or one of their subsidiaries without “cause” (including due to death or disability of the consultant), the consultant will be entitled to continue to receive, on a monthly basis, the remaining compensation otherwise payable during the term of the agreement. For purposes of the consulting agreements, “cause” means (a) a material breach of obligations under the consulting agreements that is not cured within 30 days or (b) engaging in conduct that is materially detrimental to the company and (i) is dishonest, fraudulent, unlawful or grossly negligent, or (ii) breaches in a material respect the company’s code of conduct, code of ethics or similar standards applicable to third party vendors. The consultant may voluntarily terminate his consulting relationship at any time after six months of the term have elapsed.

The consulting agreements also contain restrictions preventing either consultant from using confidential information beyond what is necessary to perform the services described in such consulting agreement during the term of the agreement and for up to two years after the termination of such consulting agreement. Additionally, each consultant is prohibited from engaging in direct competition with AirTran, Southwest or their respective subsidiaries during the term of such consulting agreement subject to specified exclusions. Assuming Messrs. Fornaro and Rossum serve for the full term of such consulting agreement (or are terminated without “cause” or due to death or disability prior to the end of the 24 month term) and assuming their respective annual base salaries immediately prior to the closing of the Southwest Merger are the same as their salaries as of December 31, 2010, the amount of Messrs. Fornaro and Rossum’s estimated consulting agreement payments will be $1,160,000 and $680,000, respectively.

•	Indemnification. Executive officers of AirTran also have rights to indemnification and directors’ and officers’ liability insurance that will survive completion of the Southwest Merger.

Summary of Estimated Southwest Merger Benefits

The following table sets forth a summary of the payments and other benefits to which AirTran executive officers will be entitled in connection with the Southwest Merger based on the assumptions previously described in this section.

Executive Officer	Total Payments and Benefits under Employment and Executive Benefits Agreements	Completion Bonus	Retention Bonus (1)		Consulting Agreement	Value of Accelerated Equity Awards (2)	Tax Gross- Up Value(3)	Total Benefits (4)

Robert L. Fornaro	$2,900,000	$290,000	$	n/a	$1,160,000	$1,321,197	$0	$5,671,197

Klaus Goersch	1,312,120	n/a		340,000	n/a	810,069	n/a	2,462,189

Arne G. Haak	1,311,286	n/a		340,000	n/a	662,625	n/a	2,313,911

Stephen J. Kolski	1,178,000	n/a		n/a	n/a	359,081	n/a	1,537,081

Richard P. Magurno	1,159,000	n/a		n/a	n/a	468,689	n/a	1,627,689

Steven A. Rossum	1,309,499	170,000		n/a	680,000	1,023,000	n/a	3,182,499

Alfred J. Smith, III	1,235,000	n/a		325,000	n/a	536,230	n/a	2,096,230

(1)	Estimated based on the assumption the applicable officer remains employed for the 180 days following the Southwest Merger.
(2)	Aggregate estimated value of outstanding equity awards held by the executive officers of AirTran as of December 31, 2010, subject to accelerated vesting and that will vest assuming that (i) the Southwest Merger had been consummated on December 31, 2010, and (ii) the Southwest Merger consideration was equal to $7.75 per share, based on the average closing price of Southwest’s common stock for the 20 trading days preceding December 31, 2010, which was $12.95 per share, as set forth in footnote (2) to the Accelerated Equity Award Values table.
(3)	The tax gross-up obligation for Mr. Fornaro applies regardless of whether Mr. Fornaro’s employment with AirTran terminates or continues in connection with the completion of the Southwest Merger. However, certain elements of compensation may not be subject to the excise tax, depending on the actual timing and circumstances surrounding a termination upon or following a change of control. If Mr. Fornaro experiences a constructive termination in connection with the Southwest Merger (assuming award values and severance benefits as described in the table on this page), AirTran estimates that no reimbursement for Code Section 4999 excise taxes will be payable to Mr. Fornaro.
(4)	Each of the executive officers listed in the table above is entitled to lifetime air travel benefits in accordance with company policy pursuant to his respective executive benefits agreement. Upon a constructive termination in connection with a change of control (such as the Southwest Merger) and irrespective of the applicable company policy, the executives will continue to receive lifetime air travel benefits. Because the value of this protection against the future elimination of lifetime air travel benefits (i.e., the vesting of the benefit) is speculative and likely insubstantial it has not been quantified for purposes of these disclosures.

Disability Arrangements

The following table sets forth certain potential benefits which would have been realized in connection with a termination of employment due to disability for the company’s principal executive officer, principal financial officer and four other most highly compensated executive officers for 2010 assuming the qualifying event and termination occurred as of the last day of the most recently completed fiscal year.

Name and Principal Position	Continued Base Salary $(1)	Lump Sum Salary Bonus and Incentive Compensation Payment $	Value of Health and Insurance Benefits $(2)	Value of Accelerated Equity Awards $(3)	Value of Travel Benefits $(4)	Tax Gross Up Value $	Total Disability Benefits $

Robert L. Fornaro, Chief Executive Officer and President (Principal Executive Officer)	580,000	N/A	14,559	1,143,692	0	N/A	1,738,251

Klaus Goersch, Executive Vice President, Operations and Customer Service	340,000	N/A	0	724,136	0	N/A	1,064,136

Arne G. Haak, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	340,000	N/A	14,216	581,963	0	N/A	936,179

Stephen J. Kolski, Executive Vice President	310,000	N/A	9,607	342,401	0	N/A	662,008

Richard P. Magurno Senior Vice President and Secretary	305,000	N/A	5,465	446,918	0	N/A	757,383

Steven A. Rossum Executive Vice President and General Counsel	340,000	N/A	0	925,598	0	N/A	1,265,598

Alfred J. Smith Senior Vice President	325,000	N/A	14,216	463,017	0	N/A	802,233

(1)	Continued base salary benefit is reduced by amounts payable to the named individual from disability policies maintained by the Company.
(2)	Calculated based on the lesser of aggregate premium amounts payable and assuming the exercise of all rights of the covered individual under COBRA, without adjustment for inflation, multiplied by the assumed actuarial lives of the persons provided benefits or the maximum benefit period if shorter. In the case of Mr. Fornaro includes $2,065 in estimated additional premiums to fully fund a term insurance death benefit of $1,000,000.
(3)	Calculated based on the sum of: (A) the number of accelerated option awards multiplied by the positive difference between the exercise price of such option and the market price of the company’s common stock at December 31, 2010 and (B) the number of restricted stock awards subject to accelerated vesting multiplied by the market price of the company’s common stock at December 31, 2010.
(4)	Travel benefits are assigned zero value as there is no acceleration or expansion of existing benefits.

Death Arrangements

The following table sets forth certain potential benefits which would have been realized in connection with a termination of employment due to death for the company’s principal executive officer, principal financial officer, and four other most highly compensated executive officers for 2010 assuming the qualifying event and termination occurred as of the last day of the most recently completed fiscal year.

Name and Principal Position	Continued Base Salary $(1)	Lump Sum Salary Bonus and Incentive Compensation Payment $		Value of Health and Insurance Benefits $(2)	Value of Accelerated Equity Awards $(3)	Value of Travel Benefits $(4)	Tax Gross Up Value $	Total Death Benefits $

Robert L. Fornaro Chief Executive Officer and President (Principal Executive Officer)	0	870,000	(5)	14,559	1,143,692	0	N/A	2,028,251

Klaus Goersch Executive Vice President, Operations and Customer Service	0	340,000	(6)	0	724,136	0	N/A	1,064,136

Arne G. Haak Senior Vice President and Chief Financial Officer (Principal Financial Officer)	0	340,000	(6)	14,216	581,963	0	N/A	936,179

Stephen J. Kolski Executive Vice President	0	310,000	(6)	9,607	342,401	0	N/A	662,008

Richard P. Magurno Senior Vice President and Secretary	0	305,000	(6)	5,465	446,918	0	N/A	757,383

Steven A. Rossum Executive Vice President and General Counsel	0	340,000	(6)	0	925,598	0	N/A	1,265,598

Alfred J. Smith, III Senior Vice President	0	325,000	(6)	14,216	463,017	0	N/A	802,233

(1)	The continued base salary benefit is assumed to be zero based on the assumption that all accrued but unpaid payments due to the named individual will have been paid in the ordinary course.
(2)	Calculated based on the lesser of aggregate premiums amounts payable and assuming the exercise of all rights of the covered individual under COBRA, without adjustment for inflation, multiplied by the assumed actuarial lives of the surviving persons provided benefits or the maximum benefit period if shorter. In the case of Mr. Fornaro includes $2,065 in estimated additional premiums to fully fund a term insurance death benefit of $1,000,000.
(3)	Calculated based on the sum of: (A) the number of accelerated option awards multiplied by the positive difference between the exercise price of such option and the market price of the company’s common stock at December 31, 2010 and (B) the number of restricted stock awards subject to accelerated vesting multiplied by the market price of the company’s common stock at December 31, 2010.
(4)	Travel benefits are assigned zero value as there is no acceleration or expansion of existing benefits.
(5)	Calculated based on the current year bonus pro-rated to the date of death in accordance with the terms of an employment agreement.
(6)	Calculated based on the current base salary on the date of death in accordance with the terms of a severance agreement.

Termination of Employment for Cause Arrangements

The following table sets forth certain potential benefits which would have been realized in connection with a termination of employment due to termination of employment for cause for the company’s principal executive officer, principal financial officer and four other most highly compensated executive officers for 2010 assuming the qualifying event and termination occurred as of the last day of the most recently completed fiscal year.

Name and Principal Position	Continued Base Salary $(1)	Lump Sum Salary Bonus and Incentive Compensation Payment $	Value of Health and Insurance Benefits $	Value of Accelerated Equity Awards $	Value of Travel Benefits $(2)	Tax Gross Up Value $	Total Termination for Cause Benefits $

Robert L. Fornaro, Chief Executive Officer and President (Principal Executive Officer)	0	N/A	0	N/A	0	N/A	0

Klaus Goersch, Executive Vice President, Operations and Customer Service	0	N/A	0	N/A	0	N/A	0

Arne G. Haak, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	0	N/A	0	N/A	0	N/A	0

Stephen J. Kolski, Executive Vice President	0	N/A	0	N/A	0	N/A	0

Richard P. Magurno Senior Vice President and Secretary	0	N/A	0	N/A	0	N/A	0

Steven A. Rossum Executive Vice President and General Counsel	0	N/A	0	N/A	0	N/A	0

Alfred J. Smith, III Senior Vice President	0	N/A	0	N/A	0	N/A	0

(1)	Assumes that all accrued but unpaid payments due to the named individual and not otherwise forfeitable, to the extent permitted by law, will have been paid in the ordinary course.
(2)	Travel benefits are assigned zero value as there is no acceleration or expansion of existing benefits.

Termination of Employment Without Cause or Constructive Termination of Employment Other than in Connection with a Change of Control Arrangements

The following table sets forth certain potential benefits which would have been realized in connection with a termination of employment due to termination of employment without cause or constructive termination of employment other than in connection with a change of control for the company’s principal executive officer, principal financial officer and four other most highly compensated executive officers for 2010 assuming the qualifying event and termination occurred as of the last day of the most recently compelled fiscal year.

Name and Principal Position	Continued Base Salary $(1)	Lump Sum Salary Bonus and Incentive Compensation Payment $		Value of Health and Insurance Benefits $(2)	Value of Accelerated Equity Awards $(3)	Value of Travel Benefits $(4)	Tax Gross Up Value $	Total Constructive Termination Benefits $

Robert L. Fornaro, Chief Executive Officer and President (Principal Executive Officer)	0	2,235,000	(5)	14,559	0	0	N/A	2,249,559

Klaus Goersch, Executive Vice President, Operations and Customer Service	0	340,000	(6)	0	0	0	N/A	340,000

Arne G. Haak, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	0	340,000	(6)	14,216	0	0	N/A	354,216

Stephen J. Kolski, Executive Vice President	0	310,000	(6)	9,607	0	0	N/A	319,607

Richard P. Magurno Senior Vice President and Secretary	0	305,000	(6)	5,465	0	0	N/A	310,465

Steven A. Rossum Executive Vice President and General Counsel	0	340,000	(6)	0	0	0	N/A	340,000

Alfred J. Smith, III Senior Vice President	0	325,000	(6)	14,216	0	0	N/A	339,216

(1)	The continued base salary benefit is assumed to be zero based on the assumption that all accrued but unpaid payments due to the named individual will have been paid in the ordinary course.
(2)	Calculated based on the lesser of aggregate premium amounts payable and assuming the exercise of all rights of the covered individual under COBRA, without adjustment for inflation, multiplied by the assumed actuarial lives of the persons provided benefits or the maximum benefit period if shorter. In the case of Mr. Fornaro includes $2,065 in estimated additional premiums to fully fund a term insurance death benefit of $1,000,000.
(3)	Calculated based on the sum of: (A) the number of accelerated option awards multiplied by the positive difference between the exercise price of such option and the market price of the company’s common stock at December 31, 2010 and (B) the number of restricted stock awards subject to accelerated vesting multiplied by the market price of the company’s common stock at December 31, 2010, in accordance with the terms of any employment contracts or severance agreements.
(4)	Travel benefits are assigned zero value as there is no acceleration or expansion of existing benefits.
(5)	Calculated based on the sum of: (A) annual base salary; (B) prior year bonus paid; and (C) current year bonus pro-rated to date of termination, in accordance with the terms of an employment contract.
(6)	Calculated as one year base salary in accordance with the terms of a severance agreement.

COMPENSATION OF DIRECTORS

Outside Directors

The board believes that the compensation of non-management directors should be set at a level which is sufficient to attract talented and diverse individuals to serve on the company’s board of directors while, at the same time, reflecting AirTran’s status as a low cost carrier and avoiding compensation levels where the level of compensation might present the appearance of a potential lack of director independence.

Management Directors

We do not pay directors who are also our employees any additional compensation for serving as a director, other than customary reimbursement of expenses.

Director Compensation for Fiscal Year 2010

The following table discloses the compensation of each non-management director for the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(4)(5)	Totals ($)

J. Veronica Biggins	$57,500	$50,000	N/A	—	N/A	$6,197	$113,697

Don L. Chapman	$56,500	$50,000	N/A	—	N/A	$554	$107,054

Geoffrey T. Crowley	$90,000	$50,000	N/A	—	N/A	$415	$140,415

G. Peter D’Aloia	$97,000	$50,000	N/A	—	N/A	$548	$147,548

Jere A. Drummond	$62,500	$50,000	N/A	—	N/A	$273	$112,773

John F. Fiedler	$81,500	$50,000	N/A	—	N/A	$1,100	$132,600

Michael P. Jackson	$54,000	$50,000	N/A	—	N/A	$1,104	$105,104

Lewis H. Jordan	$49,000	$50,000	N/A	—	N/A	$3,662	$102,662

Alexis P. Michas	$114,000	$50,000	N/A	—	N/A	$1,001	$165,001

(1)	Cash Compensation. Each non-employee director receives an annual fee paid in May at the time of our annual meeting of $27,000 plus $1,500 for each of the scheduled quarterly meetings of the board for a total amount of $33,000. In addition, he or she receives $1,500 for attendance in person or by phone at additional meetings of the board of directors or for any committee meeting. The chairperson of the audit committee receives an additional $10,000 each year. The chairperson of the compensation committee receives an additional $7,500 each year. The chairpersons of the nominating and corporate governance committee and financial policy and risk committee receive an additional $5,000 per year provided that if the committee is headed by a management director, as is the case with Mr. Fornaro, no additional compensation is payable. The chairperson of the ethics committee receives an additional $1,000 per year. The chairperson of the quarterly meeting of the non-management directors receives a fee of $1,000. We also reimburse customary expenses for attending board, committee, and stockholder meetings.

(2)	Strategic Committee Fees. In connection with the negotiation of the Southwest Merger and the merger agreement, the AirTran board of directors appointed a special committee of the AirTran board, referred to as the strategic committee, to work with management in evaluating and negotiating a potential transaction. The members of the strategic committee were John Fiedler, Geoff Crowley, Alexis Michas and Peter D’Aloia. In light of the additional time commitment which would be required of the strategic committee, the compensation committee asked Pearl Meyer for its recommendations with respect to the payment of additional compensation to the members of the strategic committee for their work. After reviewing Pearl Meyer’s recommendations for the payment of special fees and the work of the strategic committee through September 26, 2010, AirTran’s board of directors determined that it was appropriate to pay each member of the strategic committee additional compensation for their work equal to one half of the annual retainer normally made to each board member for each month of service on the strategic committee effective as of August 2010; and to double the normal committee fee to $3,000 per meeting. Because of the deep and direct involvement of Mr. Michas in the negotiations, the board determined, at the recommendation of the compensation committee, to award compensation to Mr. Michas which would be twice that of the other members of the strategic committee. The strategic committee met eight times with respect to the transaction. Accordingly, based on the formula approved by the full AirTran board, Messrs. Fiedler, Crowley and D’Aloia received additional compensation of $28,500 for their service in connection with negotiation and evaluation of the transaction, while Mr. Michas received additional compensation of $57,000 for his service in connection with negotiation and evaluation of the transaction.
(3)	Equity Compensation. Each outside director in office as of the date of our annual meeting receives the number of shares of our restricted stock equal to $50,000 in value based on the closing price on such grant date, which shares are granted as of the date of our annual stockholders’ meeting and which generally vest over three years of service. On May 18, 2010, each of the named non-management directors received a grant of 9,615 shares. The closing price for our common stock on such day was $5.20. The reported value of the awards reflects the fair market value as of the date of grant calculated in accordance with FASB ASC Topic 718. No stock options have been awarded to the company’s non-management directors since 2003. Equity awards to non-management directors generally will vest in full in connection with any change of control of the company.
(4)	Flight Benefits. Each outside director receives travel privileges up to an aggregate value of $10,000 which allow the director and his or her immediate family members to travel on AirTran on a complimentary basis. Outside directors are obligated to pay all tax liabilities associated with the value of their travel privileges which are calculated on the basis of average fares.
(5)	Prerequisites. The reported total represents the value of taxable flight benefits provided and excludes the value of all other perquisites and other personal benefits, if any, the value of which, when aggregated with reported flight benefits, is less than $10,000.

The following table lists total restricted stock awards held by each non-management director at December 31, 2010.

	Stock
Name	Vested Shares Held (#)	Unvested Shares Held (#)	Total Shares Held (#)	Market Value of Unvested Shares Held ($)(1)
J. Veronica Biggins	23,165	20,762	43,927	153,431
Don L. Chapman	23,165	20,762	43,927	153,431
Geoffrey T. Crowley	14,743	21,052	35,795	155,574
G. Peter D’Aloia	22,165	20,762	42,927	153,471
Jere A. Drummond	23,165	20,762	43,927	153,471
John F. Fiedler	19,395	20,762	40,157	153,471
Michael P. Jackson	4,643	16,002	20,645	118,255
Lewis H. Jordan	23,165	20,762	43,927	153,471
Alexis P. Michas	19,165	20,762	39,927	153,471

(1)	Based on the closing market price of the company’s common stock on December 31, 2010 of $7.39.

The following table lists the vesting schedule (by month and year only) for unvested restricted stock awards held by each non-management director at December 31, 2010, and the number of shares vesting on the applicable date:

Name	May 2011	June 2011	May 2012	May 2013
J. Veronica Biggins	11,642	—	5,915	3,205
Don L. Chapman	11,642	—	5,915	3,205
Geoffrey T. Crowley	5,915	6,017	5,915	3,205
G. Peter D’Aloia	11,642	—	5,915	3,205
Jere A. Drummond	11,642	—	5,915	3,205
John F. Fiedler	11,642	—	5,915	3,205
Michael P. Jackson	6,882	—	5,915	3,205
Lewis H. Jordan	11,642	—	5,915	3,205
Alexis P. Michas	11,642	—	5,915	3,205

The following table lists options held by each non-management director at December 31, 2010, all of which are exercisable.

	Options
Name	Number of Securities Underlying Outstanding Stock Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
J. Veronica Biggins	15,000	5.97—9.05	5/16/11—5/14/13
Don L. Chapman	15,000	5.97—9.05	5/16/11—5/14/13
Geoffrey T. Crowley	—	N/A	N/A
G. Peter D’Aloia	—	N/A	N/A
Jere A. Drummond	10,000	5.97—7.65	5/15/12—5/14/13
John F. Fiedler	—	N/A	N/A
Michael P. Jackson	—	N/A	N/A
Lewis H. Jordan	15,000	5.97—9.05	5/16/11—5/14/13
Alexis P. Michas	—	N/A	N/A

Effect of Southwest Merger on Director Compensation

The following table summarizes outstanding equity awards held by each non-management director as of December 31, 2010 which are subject to accelerated vesting in connection with the Southwest Merger and the estimated value of such awards at the specified values for the Southwest Merger consideration:

Accelerated Equity Award Values for Non-Employee Directors (1), (2)

Director	Shares Vesting Pursuant to Acceleration (#)	Assumed Merger Consideration Value
		$7.25	$7.50	$7.75

J. Veronica Biggins	20,762	$150,525	$155,715	$160,906

Don L. Chapman	20,762	150,525	155,715	160,906

Geoffrey T. Crowley	21,052	152,627	157,890	163,153

G. Peter D’Aloia	20,762	150,525	155,715	160,906

Jere A. Drummond	20,762	150,525	155,715	160,906

John F. Fiedler	20,762	150,525	155,715	160,906

Michael P. Jackson	16,002	116,015	120,015	124,016

Lewis H. Jordan	20,762	150,525	155,715	160,906

Alexis P. Michas	20,762	150,525	155,715	160,906

(1)	Table excludes stock option data as all stock options held by the directors are fully vested without regard to the Southwest Merger.
(2)	The following table summarizes the aggregate estimated value of outstanding equity awards held by the non-employee directors of AirTran as of December 31, 2010, subject to accelerated vesting and that would have vested on an accelerated basis assuming that the Southwest Merger was consummated on December 31, 2010. At assumed values for the merger consideration based on the average closing price of Southwest’s common stock for the 20 trading days preceding December 31, 2010, which was $12.95 per share, the Southwest Merger consideration would have a value of $7.75 per share and the value of the vesting shares would be:

Assumed Equity Award Value at December 31, 2010

Director	Restricted Stock

J. Veronica Biggins	$160,906

Don L. Chapman	160,906

Geoffrey T. Crowley	163,153

G. Peter D’Aloia	160,906

Jere A. Drummond	160,906

John F. Fiedler	160,906

Michael P. Jackson	124,016

Lewis H. Jordan	160,906

Alexis P. Michas	160,906

Item 12 Security Ownership of Management and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 4, 2011 (unless otherwise indicated in the footnotes), certain information with respect to our common stock owned beneficially by each director, by each nominee for election as a director, by each “named executive officer,” by all executive officers and directors as a group, and by each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Except as noted in the footnotes, each of the persons listed has sole investment and voting power with respect to the shares of common stock included in the table.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Shares Outstanding(3)
J. Veronica Biggins(4)	62,264	*
Don L. Chapman(5)	106,927	*
Geoffrey T. Crowley(6)	40,795	*
G. Peter D’Aloia(7)	57,927	*
Jere A. Drummond(8)	68,427	*
John F. Fiedler(9)	40,127	*
Robert L. Fornaro(10)	782,827	*
Klaus Goersch (11)	203,384	*
Arne G. Haak(12)	104,687	*
Michael P. Jackson(13)	20,645	*
Lewis H. Jordan(14)	70,850	*
Stephen J. Kolski(15)	200,035	*
Richard P. Magurno(16)	273,435	*
Alexis P. Michas(17)	39,927	*
Steven A. Rossum(18)	155,373	*
Alfred J. Smith, III(19)	184,361	*
All executive officers and directors as a group (16 persons)(20)	2,411,991	1.7
Fidelity Management(21)	7,006,000	5.1
Donald Smith & Co., Inc.(22)	12,155,063	8.9
Goldman Sachs Asset Management, L.P.(23)	6,725,597	4.9
BlackRock, Inc.(24)	9,869,673	7.2
Westchester Capital Management, Inc.(25)	7,599,500	5.6

*	Less than 1%
(1)	The address of the named director or officer is c/o AirTran Holdings, Inc., 9955 AirTran Boulevard, Orlando, Florida 32827.
(2)	Information with respect to beneficial ownership is based upon information furnished by each owner unless otherwise indicated. None of the shares beneficially owned by the named officers and directors are the subject of any pledge agreement or arrangement or margin account. The number of beneficially owned shares reported does not include any unvested grants of performance shares as the recipient does not have any indices of ownership and the right to such performance shares is not tied solely to the market price of the company’s shares.
(3)	The percent of our outstanding common stock owned is determined by assuming that, in each case, the person only, or group only, exercised his, her or its rights to purchase all shares of our common stock underlying stock options, convertible notes and warrants held by such person that are exercisable or convertible as of March 23, 2010, or that will become exercisable or convertible within 60 days after that date.
(4)	Ms. Biggins’ ownership information includes options to purchase 15,000 shares of our common stock, all of which options are currently exercisable, 20,762 shares of unvested restricted stock, and 100 shares of stock indirectly owned by her.
(5)	Mr. Chapman’s ownership information includes options to purchase 15,000 shares of our common stock, all of which options are currently exercisable, and 20,762 shares of unvested restricted stock.
(6)	Mr. Crowley’s ownership information includes 21,052 shares of unvested restricted stock.
(7)	Mr. D’Aloia’s ownership information includes 20,762 shares of unvested restricted stock and 37,165 shares of stock indirectly held by him.
(8)	Mr. Drummond’s ownership information includes 4,500 shares which are owned by his wife, options to purchase 10,000 shares of our common stock, all of which options are currently exercisable, and 20,762 shares of unvested restricted stock.

(9)	Mr. Fiedler’s ownership information includes 20,762 shares of unvested restricted stock.
(10)	Mr. Fornaro’s ownership information includes options to purchase 237,359 shares of our common stock, all of which options are currently exercisable, and 64,238 shares of unvested restricted stock.
(11)	Mr. Goersch’s ownership information includes options to purchase 60,334 shares of common stock, all of which are currently exercisable and 45,022 shares of unvested restricted stock.
(12)	Mr. Haak’s ownership information includes 27,157 shares of unvested restricted stock.
(13)	Mr. Jackson’s ownership information includes 16,002 shares of unvested restricted stock.
(14)	Mr. Jordan’s ownership information includes options to purchase 15,000 shares of our common stock, all of which options are currently exercisable, and 20,762 shares of unvested restricted stock.
(15)	Mr. Kolski’s ownership information includes 3,274 shares which are owned pursuant to a stock purchase plan, options to purchase 125,000 shares of our common stock, all of which options are currently exercisable, and 9,827 shares of unvested restricted stock.
(16)	Mr. Magurno’s ownership information includes options to purchase 120,000 shares of our common stock, all of which options are currently exercisable, and 9,157 shares of unvested restricted stock.
(17)	Mr. Michas’ ownership information includes 20,762 shares of unvested restricted stock.
(18)	Mr. Rossum’s ownership information includes 44,495 shares of unvested restricted stock.
(19)	Mr. Smith’s ownership information includes options to purchase 113,334 shares of our common stock, all of which options are currently exercisable, and 26,586 shares of unvested restricted stock.
(20)	Includes options to purchase an aggregate of 711,027 shares of our common stock, all of which options are currently exercisable, and 408,870 shares of unvested restricted stock.
(21)	Ownership consists of shares of our common stock beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC (“Fidelity”), in its capacity as an investment advisor, as disclosed on its joint Schedule 13G/A, dated February 14, 2011, as filed with the SEC. Fidelity reports that sole dispositive power with respect to 7,006,000 shares resides in Edward C. Johnson, III and FMR LLC. The address of Fidelity is 82 Devonshire Street, Boston, Massachusetts 02109.
(22)	Ownership consists of shares of our common stock beneficially owned by Donald Smith & Co., Inc. and Donald Smith Long/Short Equities Fund, L.P. (collectively, “Donald Smith”), as disclosed on its joint Schedule 13G, dated February 12, 2011, as filed with the SEC. Donald Smith reports that it has sole voting power with respect to 9,426,432 shares and sole dispositive power with respect to 12,155,063 shares. The address of Donald Smith is 152 West 57th Street New York, NY 10019.
(23)	Ownership consists of shares of our common stock beneficially owned by Goldman Sachs Asset Management (“Goldman”), as disclosed on its Schedule 13G/A, dated February 12, 2010, as filed with the SEC. Goldman reported that it has shared voting power with respect to 6,023,033 shares and shared dispositive power with respect to 6,725,597 shares. The address of Goldman is 32 Old Slip, New York, New York 10005.
(24)

Ownership consists of shares of our common stock beneficially owned by BlackRock, Inc., BlackRock Japan Co. Ltd., BlackRock Institutional Trust Company, N.A., BlackRock Fund Advisors, BlackRock International Limited, BlackRock Investment Management, LLC, and BlackRock Advisors, LLC (collectively “BlackRock”), as disclosed on its joint Schedule 13G/A, dated February 3, 2011, as filed with the SEC. BlackRock reports that it has sole voting power and sole dispositive power with respect to 9,869,673 shares. The address of BlackRock is 40 East 52nd Street, New York, New York 10022.

(25)	Ownership consists of shares of our common stock beneficially owned by Westchester Capital Management, LLC (“Westchester”), The Merger Fund (“TMF”), The Merger Fund VL (“TMFVL”), Dunham Monthly Distribution Fund (“DMDF”), Green & Smith Investment Management L.L.C. (“GSIM”), Roy Behren (“Behren”), Michael T. Shannon (“Shannon”) and Frederick W. Green (“Green”) (collectively the “Westchester Entities”), as disclosed on its joint Schedule 13G, dated February 12, 2014, as filed with the SEC. The Westchester Entities report that they have shared voting power and shared dispositive power with respect to 7,599,500 shares which consist of (i) 7,041,200 shares held by TMF; (ii) 46,000 shares held by TMFVL; (iii) 245,200 shares held by the DMDF; and (iv) 267,100 shares held by GS Master Trust , all of which Behren, Shannon and Green may be deemed to beneficially own by virtue of their positions as Co-President (Behren and Shannon) and President (Green) of Westchester, the investment adviser of TMF and TMFVL, and the sub-adviser of DMDF, or by virtue of their positions as Co-Manager and member (Behren and Shannon) and Manager (Green) of GSIM, which is the investment adviser of GS Master Trust. The address of Westchester, TMF, TMFVL, GSIM, Behren, Shannon and Green is 100 Summit Drive, Valhalla, NY 10595. The address of DMDF is 10251 Vista Sorrento Parkway, Suite 200, San Diego, CA 92121.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Conflicts of Interest and Related Transactions Policy

AirTran’s related party transaction policy, referred to herein as the “Code,” applies to the company’s board of directors, officers, and other employees (all of whom are referred to in the policy and herein as “Crew Members”)

The policy provides that Crew Members should avoid any situation that may involve, or even appear to involve, a conflict between their personal interests and the interests of the company. The policy applies irrespective of whether the amount involved exceeds $ 120,000, and irrespective of whether the Crew Member in fact has or will have a direct or indirect material interest in the transaction such that disclosure otherwise would be required under applicable rules of the SEC. In dealings with current or potential customers, suppliers, contractors, and competitors, each Crew Member is required to act in the best interest of the company to the exclusion of personal advantage.

Crew Members, unless there has been full disclosure to the ethics committee and the grant of a waiver, are prohibited from any of the following activities that could represent an actual or perceived conflict of interest:

•

No Crew Member or immediate family member of a Crew Member shall have a significant financial interest in, or obligation to, any outside enterprise which does or seeks to do business with the company or which is an actual or potential competitor of the company.

•

No Crew Member shall conduct business on the company’s behalf with an outside enterprise that does or seeks to do business with the company if an immediate family member of the Crew Member is a principal, officer or employee of such enterprise.

•	No Crew Member or immediate family member of a Crew Member shall serve as a director, officer or in any other management or consulting capacity of any actual or potential competitor of the company.

•	No Crew Member shall use any company property or information or his or her position at the company for his or her personal gain.

•	No Crew Member shall engage in activities that are directly competitive with those in which the company is engaged.

•

No Crew Member shall divert a business opportunity from the company to such individual’s own benefit. If an Crew Member becomes aware of an opportunity to acquire or profit from a business opportunity or investment in which the company is or may become involved or in which the company may have an existing interest, the Crew Member should disclose the relevant facts to the Executive Vice President of Legal Affairs/General Counsel or a member of the ethics committee. The Crew Member may proceed to take advantage of such opportunity only if the company is unwilling or unable to take advantage of such opportunity as notified in writing by the ethics committee.

•

No Crew Member or immediate family member of a Crew Member shall receive any loan or advance from the company, or be the beneficiary of a guarantee by the company of a loan or advance from a third party, except for customary advances or corporate credit in the ordinary course of business.

Each Crew Member should make prompt and full disclosure in writing to the Executive Vice President of Legal Affairs/General Counsel or a member of the ethics committee of any situation that may involve a conflict of interest. Failure to disclose any actual or perceived conflict of interest is a violation of the Code. Crew Members also are encouraged to consult with the Executive Vice President of Legal Affairs/General Counsel and other members of the ethics committee about any uncertainty or questions they may have under the Code.

If any situation should arise where a course of action would likely result in a violation of the Code but for which the Crew Member thinks that a valid reason for the course of action exists, the Crew Member should contact the Executive Vice President of Legal Affairs/General Counsel or a member of the ethics committee to obtain a waiver prior to the time the action is taken. No waivers will be granted after the fact for actions already taken.

Waiver requests from Crew Members other than members of the board of directors and/or executive officers of the company will be reviewed by the ethics committee with respect to all the facts surrounding the proposed course of action.

Where the ethics committee elects to grant a waiver, it will report its action to the audit committee. If the ethics committee denies the request for a waiver, the waiver will not be granted and the Crew Member may not pursue the intended course of action. If a significant conflict exists and cannot be resolved, the Crew Member should resign from employment with the company.

Waiver requests from members of the board of directors and/or executive officers of the company will be reviewed by the audit committee. If the audit committee elects to grant a waiver, its action will be reported to the independent members of the board. In the event that such a waiver is granted, the company will disclose the nature and reasons for the waiver in a report filed promptly with the Securities and Exchange Commission. If the audit committee denies the request for a waiver, the waiver will not be granted and the board member and/or the executive officer may not pursue the intended course of action. If a significant conflict exists and cannot be resolved, the board member and/or the executive officer should resign from the board and/or the company. In addition, the audit committee of the board of directors will review and act on all “related party” transactions within the meaning of Item 404(b) of Regulation S-K of the SEC. It is the company’s policy only to grant waivers from the Code in limited and compelling circumstances on a non-precedential basis.

Crew Members holding equity or debt securities that are traded on any national stock exchange in any actual or potential company competitor are not in violation of the Code and need not disclose such holdings or seek a waiver unless such holdings constitute control under the securities laws.

Independence

We require that a majority of the board of directors consist of independent, non-management directors, who also meet the criteria for independence required by the New York Stock Exchange. Under such rules, a director is independent if he or she does not have a material relationship with the company. Our board annually evaluates each board member’s independence.

The board of directors has determined that nine of the company’s ten incumbent directors are independent, including under NYSE guidelines: Ms. Biggins and Messrs. Chapman, Crowley, D’Aloia, Drummond, Fielder, Jackson, Jordan and Michas. Our management director, Mr. Fornaro, continues to participate in the board’s activities and provides valuable insights and advice. Each member of our audit, compensation, and nominating and corporate governance committees is an independent director both under the general definition for board independence as well as any separate independence criteria for service on the applicable committee whether required by the SEC, the New York Stock Exchange or AirTran. A majority of the members of our financial policy and risk committee are independent. Independence requirements for committee service are set forth in the respective committee charters.

Item 14	Principal Accounting Fees and Services

Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, and the company’s audit committee charter, the terms of the engagement of Ernst & Young LLP and all auditing services and non-audit services to be performed for the company by its independent registered public accountants are subject to the specific pre-approval of the audit committee (except where such services are determined to be de minimis under the Exchange Act). All audit and permitted non-audit services to be performed by Ernst & Young LLP require pre-approval by the audit committee in accordance with pre-approved procedures established by the audit committee. The audit committee may delegate to one or more designated members of the audit committee, all of whom are independent directors, the authority to grant such pre-approvals. The decisions of any member to whom such authority is delegated are presented to the full audit committee at the next scheduled meeting of such committee. Internal control procedures require all proposed engagements of Ernst & Young LLP for services of any kind to be directed to the company’s chief financial officer and then submitted for approval to the audit committee or its designee before any services are performed.

In fiscal 2010, 100% of the audit fees, audit related fees, and tax fees were approved either by the audit committee or its designee. The fees paid to the independent registered public accountants that are shown in the table below for 2009 also were pre-approved by the audit committee. The audit committee has considered whether the provision of non-audit services by the company’s independent registered public accountants in 2010, or currently, is compatible with maintaining auditor independence, and believes that the provision of such services is compatible.

Principal Accounting Firm Fees

The following table shows the type of services and the aggregate fees billed to AirTran for the specified types of services during the fiscal years ending December 31, 2010 and 2009 by AirTran’s principal independent registered public accounting firm, Ernst & Young LLP. Descriptions of the service types follow the table.

Services Rendered	2010		2009
Audit Fees	$1,293,230		$1,285,130
Audit Related Fees	—		—
Tax Fees	—		—
All Other Fees	1,840	(1)	4,000	(1)

	$1,295,070		$1,289,130

(1)	Fees for Ernst & Young LLP online subscription

Description of Services

Audit Fees

The aggregate fees billed by Ernst & Young LLP for each of the last two fiscal years include fees for professional services rendered for the audit of the company’s annual financial statements (including an audit of the effectiveness of the company’s internal control over financial reporting), review of the company’s interim financial statements included in the company’s quarterly reports on Form 10-Q, services that were provided in connection with statutory and regulatory audits, filings or engagements, consents and assistance with and review of documents filed with the SEC, accounting and financial reporting consultations, and research work necessary to comply with generally accepted auditing standards.

Audit-Related Fees; Tax Fees

The aggregate fees billed by Ernst & Young LLP did not include any assurance and audit related services or tax fees.

Signature(s)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AirTran Holdings, Inc.

Date: April 28, 2011	By:	/s/ Arne G. Haak
Arne G. Haak
Senior Vice President-Finance and Chief Financial Officer