Form 10-Q
period 2011-03-31
AIRTRAN HOLDINGS INC
filed 2011-04-29
CIK 948846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of Common Stock outstanding as of the close of business on April 21, 2011: 136,246,874 par value $0.001

AIRTRAN HOLDINGS, INC.
Form 10-Q
For the Quarter Ended March 31, 2011

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations – Three months ended March 31, 2011 and 2010	1
	Condensed Consolidated Balance Sheets – March 31, 2011 and December 31, 2010	2
	Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2011 and 2010	4
	Condensed Consolidated Statement of Stockholders’ Equity – Three months ended March 31, 2011	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	40
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

	Signatures
	Exhibit Listing
	Ex – 31.1 (Exhibit 31.1 CEO Certification)
	Ex – 31.2 (Exhibit 31.2 CFO Certification)
	Ex – 32.1 (Exhibit 32.1 CEO and CFO Certifications)

AirTran Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Revenues:
Passenger	$601,781	$541,704
Other	65,250	63,437
Total operating revenues	667,031	605,141
Operating Expenses:
Aircraft fuel	270,091	200,168
Salaries, wages and benefits	146,159	130,101
Aircraft rent	61,123	60,581
Maintenance, materials and repairs	66,850	59,340
Distribution	26,900	25,361
Landing fees and other rents	36,792	36,472
Aircraft insurance and security services	5,092	5,932
Marketing and advertising	9,260	9,579
Depreciation and amortization	13,708	14,855
Other operating	67,790	59,705
Total operating expenses	703,765	602,094
Operating Income (Loss)	(36,734)	3,047
Other (Income) Expense:
Interest income	(288)	(527)
Interest expense	15,871	22,987
Capitalized interest	(318)	(511)
Net gains on derivative financial instruments	(38,918)	(6,877)
Other (income) expense, net	(23,653)	15,072
Loss Before Income Taxes	(13,081)	(12,025)
Income tax expense (benefit)	(4,270)	—
Net Loss	$(8,811)	$(12,025)
Loss Per Share:
Basic and Diluted	$(0.06)	$(0.09)
Weighted-Average Shares Outstanding:
Basic and Diluted	135,984	135,026

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$497,705	$453,965
Restricted cash	48,570	49,159
Deposits held by counterparties to derivative financial instruments	3,430	3,570
Accounts receivable, net	54,230	36,335
Spare parts, materials and supplies, net	19,503	19,846
Prepaid and stored fuel	42,890	26,339
Derivative financial instruments	80,845	44,986
Prepaid expenses and other current assets	37,888	29,993
Deferred income taxes	16,108	16,108
Total current assets	801,169	680,301
Property and Equipment:
Flight equipment	1,424,068	1,398,444
Less: Accumulated depreciation and amortization	(215,421)	(206,282)
	1,208,647	1,192,162
Purchase deposits for flight equipment	51,350	52,476
Other property and equipment	123,371	120,816
Less: Accumulated depreciation and amortization	(74,655)	(71,434)
	48,716	49,382
Total property and equipment	1,308,713	1,294,020
Other Assets:
Trademarks and trade names	21,567	21,567
Debt issuance costs	13,758	14,285
Prepaid aircraft rent	70,291	73,443
Derivative financial instruments	8,754	4,136
Other assets	91,648	91,596
Total Assets	$2,315,900	$2,179,348

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Balance Sheets (Continued)
(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$52,943	$57,793
Accrued and other liabilities	206,969	173,174
Air traffic liability	403,469	251,945
Derivative financial instruments	14,660	14,993
Current maturities of capital lease obligations	4,642	3,024
Borrowing under revolving line of credit facility	15,000	50,000
Current maturities of long-term debt	66,538	66,459
Total current liabilities	764,221	617,388
Long-term capital lease obligations	36,012	14,388
Long-term debt	847,207	862,619
Other liabilities	92,925	99,587
Deferred income taxes	30,301	32,414
Derivative financial instruments	10,516	13,594
Commitments and Contingencies
Stockholders' Equity:
Preferred stock	—	—
Common stock	136	136
Additional paid-in capital	594,640	594,033
Accumulated deficit	(53,657)	(44,846)
Accumulated other comprehensive loss	(6,401)	(9,965)
Total stockholders' equity	534,718	539,358
Total Liabilities and Stockholders' Equity	$2,315,900	$2,179,348

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(8,811)	$(12,025)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,216	17,388
Amortization of deferred gains from sales/leaseback of aircraft	(1,333)	(1,310)
Amortization of debt discount	—	1,839
Provision for uncollectible accounts	132	161
Deferred income taxes	(4,270)	—
(Gain) loss on asset dispositions	(789)	288
Other	967	1,714
Changes in certain assets and liabilities:
Restricted cash	589	(693)
Derivative financial instruments	(38,088)	(416)
Accounts receivable	(18,027)	(19,152)
Spare parts, materials and supplies	80	(2,003)
Prepaid and stored fuel	(16,550)	10,900
Deposits held by counterparties to derivative financial instruments	140	—
Prepaid aircraft rent	3,152	3,104
Other assets	(9,190)	(13,777)
Accounts payable, accrued and other liabilities	23,626	34,940
Air traffic liability	151,524	112,994
Net cash provided by operating activities	99,368	133,952
Investing activities:
Sale of available-for-sale securities	—	1,696
Purchases of property and equipment	(5,301)	(5,010)
Return (payment) of aircraft purchase deposits, net	1,126	(2,523)
Net cash used for investing activities	(4,175)	(5,837)
Financing activities:
Issuance of long-term debt	—	52,058
Payments on long-term debt and capital lease obligations	(16,093)	(63,231)
Borrowings under revolving line of credit facility	65,000	—
Repayment of borrowings under revolving line of credit facility	(100,000)	(125,000)
Proceeds from issuance of stock for exercise of options and under employee stock purchase plan	419	282
Other	(779)	(360)
Net cash used for financing activities	(51,453)	(136,251)
Net change in cash and cash equivalents	43,740	(8,136)
Cash and cash equivalents at beginning of period	453,965	542,619
Cash and cash equivalents at end of period	$497,705	$534,483
Supplemental Disclosure of Cash Flow Activities:
Non-cash investing activities:
Acquisition under capital leases	$24,000	$1,973

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2011	135,643	$136	$594,033	$(44,846)	$(9,965)	$539,358
Net loss	—	—	—	(8,811)	—	(8,811)
Unrealized gain on derivative instruments, net of income taxes of $2.2 million	—	—	—	—	3,642	3,642
Other	—	—	—	—	(78)	(78)
Total comprehensive loss						(5,247)
Issuance of common stock for exercise of options	19	—	130	—	—	130
Stock-based compensation	533	—	188	—	—	188
Issuance of common stock under employee stock purchase plan	39	—	289	—	—	289
Balance at March 31, 2011	136,234	$136	$594,640	$(53,657)	$(6,401)	$534,718

See accompanying Notes to Condensed Consolidated Financial Statements.

AirTran Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 –Accounting Policies and Business

Basis of Presentation

Our unaudited Condensed Consolidated Financial Statements include the accounts of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) and our wholly-owned subsidiaries, including our principal subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively, we, our, or us). All significant intercompany accounts and transactions have been eliminated in consolidation for all periods presented. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, cash flows and stockholders’ equity for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) for reports on Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Business

Through AirTran Airways, we offer scheduled airline services, using Boeing B717-200 aircraft (B717) and Boeing B737-700 aircraft (B737), throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our hubs in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

Expected Acquisition of AirTran by Southwest Airlines

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

On March 23, 2011, AirTran’s stockholders approved the acquisition of AirTran by Southwest. Additionally, the United States Department of Justice (the DOJ) has informed AirTran and Southwest that it will not seek to oppose the acquisition of AirTran by Southwest. The acquisition of AirTran by Southwest is expected to occur on or after May 2, 2011. When consummated, the acquisition of AirTran by Southwest will combine AirTran with the largest low cost airline in the United States. We believe Southwest possesses one of the strongest brands in the industry and, based on U.S. Department of Transportation data as of September 30, 2010, was the largest domestic air carrier in the United States based on the number of passengers carried.

When consummated, the acquisition of AirTran by Southwest will be accounted for using the acquisition method of accounting. Consequently, Southwest will allocate the purchase price to the fair value of AirTran’s tangible and intangible assets and liabilities at the acquisition date, with the excess purchase price recorded as goodwill. The application of acquisition accounting will likely have material impacts on the financial accounting values of AirTran’s assets and liabilities. The accompanying consolidated financial statements do not incorporate or address either the impact of acquisition accounting or the impacts of changes to liquidity, financial commitments, or financial position of AirTran resulting from the acquisition of AirTran by Southwest.

Morgan Stanley provided AirTran financial advisory services and a financial opinion in connection with the Merger, and AirTran agreed to pay Morgan Stanley a fee of $15.0 million, of which $14.8 million is contingent upon completion of the Merger. AirTran’s engagement letter with Morgan Stanley also provides that AirTran will consider paying Morgan Stanley, in AirTran’s sole and absolute discretion and without any obligation on the part of AirTran, an additional fee of up to $3.5 million for Morgan Stanley’s services.

AirTran has adopted an Employee Retention Plan to address potential employee concerns related to the expected Merger. The Employee Retention Plan covers certain officers and certain other managerial and administrative employees (each a covered employee). Under the Employee Retention Plan, a maximum of $10.2 million has been allocated to the payment of retention bonuses for covered employees.

As of March 31, 2011, we have not accrued the Morgan Stanley contingent fee or the retention bonuses because they are contingent upon closing of the acquisition transaction.

New Accounting Pronouncements

As of January 1, 2011, we have adopted the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2009-13, “Revenue Arrangements with Multiple Deliverables.” The new guidance affects accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of Accounting Standards Codification (ASC) 605-25 “Revenue Recognition - Multiple-Element Arrangements.” The new guidance eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The new guidance was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Since January 1, 2011, we have not entered into any material revenue arrangements with multiple deliverables nor have we materially modified any existing revenue arrangements with multiple deliverables.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU was effective January 1, 2010 for most of the new disclosures and effective January 1, 2011 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. We did not have any significant transfers in or out of Level 1 and Level 2 fair value measurements during the three months ended March 31, 2011 and 2010.

Note 2 – Commitments and Contingencies

Aircraft Related Commitments, Financing Arrangements and Transactions

We have contractual obligations to purchase 51 additional B737 aircraft from The Boeing Company (Boeing) between 2012 and 2017. In June 2010, December 2010, and February 2011, we entered into amendments to our aircraft purchase agreements with Boeing to defer delivery dates for 13 B737 aircraft originally scheduled for delivery between 2011 and 2014 to delivery dates between 2015 and 2017. Boeing Capital Corporation (BCC), a wholly-owned subsidiary of Boeing, also exercised a previously negotiated contractual right requiring us to lease two used B717 aircraft for a term of 10 years commencing in 2011. We took delivery of both used B717 aircraft in February 2011. For financial accounting purposes, the two aircraft leases are capital leases and we recorded additions to flight equipment and capital lease obligations aggregating $24 million during the quarter ended March 31, 2011. In April 2011, we also deferred one B737 scheduled for delivery in February 2012 until June 2012.

The table below summarizes, as of March 31, 2011, all scheduled aircraft fleet additions:

B737 Aircraft Purchases
Remainder of 2011	—
2012	6
2013	6
2014	8
2015	12
2016	14
2017	5
Total	51

In addition to the above, we hold options, exercisable in 2011, to purchase two B737 aircraft in the fourth quarter of 2012.

As of March 31, 2011, our aircraft purchase commitments for the remainder of 2011 and for the next five years and thereafter, in aggregate, are (in millions): 2011—$10; 2012—$270; 2013—$280; 2014—$370; 2015—$530; 2016—$540; and thereafter—$200. These amounts include payment commitments, including payment of pre-delivery deposits and buyer-furnished equipment, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have debt financing commitments from a lender to finance a significant portion of the purchase price of two B737 aircraft scheduled for delivery to us in 2012. AirTran has no existing arrangements for the financing of B737s other than as described in the immediately preceding sentence. In addition, BCC has the right to require us to lease up to three additional used B717s for lease terms of up to 10 years per aircraft. If BCC requires us to lease any such used B717 aircraft, we have the right to cancel a like number of B737 aircraft from our B737 order book with Boeing.

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

Each agreement with our two largest credit card processors provides that a processor may holdback amounts that would otherwise be remitted to us in the event that a processor reasonably determines that there has been a material adverse occurrence or certain other events occur. Our agreement with our largest credit card processor also provides that the processor may holdback amounts that would otherwise be remitted to us in the event that our aggregate unrestricted cash and investments (as defined) falls below agreed upon levels. Should the processor be entitled in the future to withhold amounts that would otherwise be remitted to us, we retain the contractual right to reduce the amounts withheld by providing the processor with letters of credit. As of March 31, 2011, a $50 million letter of credit had been issued under our letter of credit facility for the benefit of our largest credit card processor. Drawings on the letter of credit may be made by the processor only if we do not satisfy our obligations to reimburse the processor for chargebacks.

As of March 31, 2011, we had advance ticket sales of $365.6 million related to all credit card sales, we were in compliance with our credit card processing agreements, and our two largest processors were holding back no cash remittances from us. Our potential cash exposure to holdbacks by our two largest credit card processors, based on advance ticket sales as of March 31, 2011, was $296.1 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of March 31, 2011, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us.

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

Litigation

As of April 21, 2011, eight purported class action lawsuits have been filed on behalf of AirTran shareholders in connection with AirTran's proposed merger with Southwest Airlines. Four cases were brought in Nevada: three in Nevada state court (Leonelli, No. 10-OC-00448 1B; Frohman, No. 10-OC-00449 1B; Church, No. A-10-626971-C), and one in federal court (Nesbit, No. 2:11-cv-00092 (PMP)(GWF)). Four cases were brought in Florida state court (DeBardelaben, No. 2010-CA-022893-O; Hoffner, No. 2010-CA-022143-O; Loretisch, No. 2010-CA-023520-O; Rosenberger, No. 2010-CA-023117-O). The allegations in all eight complaints were similar. In each case, plaintiffs allege that the members of the board of directors of AirTran violated their fiduciary duties to the company by voting to approve the proposed merger and that AirTran, Southwest and Merger Sub aided and abetted the board in breaching those duties. (AirTran and the defendant directors will be referred to as the "AirTran Defendants".) In each case, plaintiffs generally seek injunctive relief: (i) enjoining the defendants from consummating the merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the board to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the merger agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiffs' costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. The Leonelli and Frohman cases were consolidated on November 24, 2010, and plaintiffs filed a Consolidated Complaint on December 14, 2010. The AirTran Defendants moved to dismiss the Consolidated Complaint on January 7, 2011. Plaintiffs in the consolidated case have not yet filed an opposition to that motion. Discovery in the consolidated case is in its early stages. The plaintiff in Church voluntarily dismissed that case on November 30, 2010, and filed a new complaint in the United States District Court for the District of Nevada on December 2, 2010. The federal action raises substantially the same claims as in the state case, except plaintiff added claims under Sections 14(a) and 20(a) of the Securities Exchange Act based on the preliminary proxy statement. On December 9, 2010, the plaintiff in Church moved for expedited discovery, which was denied on December 29, 2010. On December 20, 2010, the AirTran Defendants moved to dismiss the complaint, and on December 22, 2010, the AirTran Defendants moved to stay discovery pursuant to the Private Securities Litigation Reform Act. The plaintiff filed an opposition to the motion to stay discovery on January 7, 2011, but has not yet filed an opposition to the motion to dismiss. The complaint in Nesbit was filed on January 18, 2011. On February 9, 2011, after the plaintiff refused to voluntarily withdraw the complaint, the AirTran Defendants and the Southwest Defendants moved for a stay pending approval of the Memorandum of Understanding described below. Over the Plaintiff’s objections, the magistrate judge recommended approval of the motion to stay on March 31, 2011. The magistrate also recommended that the plaintiff’s motion for expedited discovery, which had been filed in connection with his opposition to the stay motion, be denied. The plaintiff moved for reconsideration of the magistrate’s recommendations on April 11, 2011. The AirTran Defendants filed motions to stay the four Florida cases in favor of the cases in Nevada. The court granted such motions on December 2, 2010.

While Southwest, AirTran, and the individual AirTran defendants believe that each of the above described lawsuits is without merit, the parties to the Leonelli consolidated complaint and the Church federal complaint entered into a Memorandum of Understanding (MOU) on January 26, 2011 to settle those lawsuits. The settlement provides for the inclusion of additional disclosures with respect to various aspects of the merger in the proxy statement/prospectus with respect to the proposed merger with Southwest. In addition, it provides for the payment of plaintiffs’ attorneys’ fees and expenses, subject to court approval. The MOU further provides that the parties will enter into a stipulation of settlement which will provide, among other things, for the conditional certification of a settlement class. The MOU and stipulation of settlement are subject to various conditions, including court approval following notice to AirTran stockholders, completion of certain discovery (which is ongoing now) and consummation of the merger. If the settlement is finally approved, it will resolve and release on behalf of the entire class of AirTran stockholders, all claims that were or could have been brought challenging any aspect of the merger, the merger agreement and any disclosure made in connection therewith, among other claims.

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (Delta) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. Subsequent to the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint filed in the consolidated action on February 1, 2010 broadened the allegations to add claims that Delta and AirTran conspired to cut capacity on competitive routes and raise prices in violation of Section 1 of the Sherman Act, and that Delta attempted to monopolize air travel in violation of Section 2 of the Sherman Act. In addition to treble damages, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Restricted Cash and Letters of Credit

Restricted cash consists primarily of amounts escrowed related to aircraft leases, letters of credit for airports and insurance, credit card holdbacks for advance ticket sales, derivative financial instruments, and cash escrowed for future interest payments. As of March 31, 2011, $15.1 million of restricted cash relates to outstanding letters of credit, primarily for airport facilities and insurance.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty. As of March 31, 2011, we provided interest rate swap counterparties with collateral aggregating $20.4 million, of which $17.0 million was classified as restricted cash.

We have a letter of credit facility which provides for a financial institution to issue letters of credit for the benefit of our credit card processors. The letter of credit facility is supported by a variety of assets. As of March 31, 2011, no amount was drawn against the $50 million letter of credit.

Note 3 – Financial Instruments

The estimated fair value of financial instruments, excluding debt, approximates their financial statement carrying amount.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, accounts receivable, and derivative financial instruments (including deposits held by counterparties). We maintain cash and cash equivalents in what we believe are high-credit-quality financial institutions or in what we believe are in short-duration, high-quality debt securities. We periodically evaluate the relative credit standing of those financial institutions that are considered in our investment strategy. We use specific identification of securities for determining gains and losses.

The majority of our receivables result from the sale of tickets to individuals, mostly through the use of major credit cards. These receivables are generally settled shortly after sale subject to any applicable holdbacks.

We enter into various derivative financial instruments with financial institutions to seek to reduce the variability of the ultimate cash flows associated with fluctuations in jet fuel prices. From time to time, we enter into fuel-related swap and option derivative financial arrangements. We do not hold or issue derivative financial instruments for trading purposes. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel-related option arrangements may include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery-margin swap and/or refinery-margin call option agreements.

As of March 31, 2011, we had entered into fuel-related option agreements which pertain to 186 million gallons or 63 percent of our projected April through December 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. We have also acquired call options on jet fuel refinery margins which pertain to 19 million gallons of fuel.

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

We have interest-rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis for the remaining life of the debt, thus reducing the impact of interest rate changes on future interest expense and cash flows. Under these agreements, which expire between 2016 and 2020, we pay fixed rates between 4.34 percent and 6.435 percent and receive either three-month or six-month USD London Interbank Offered Rate (LIBOR) on the notional values. The notional amount of outstanding debt related to interest-rate swaps as of March 31, 2011 was $469.6 million. The primary objective for our use of interest-rate swaps is to reduce the impact of the volatility of interest rates on our operating results. These interest-rate swap arrangements are accounted for as cash flow hedges. The ineffective portion of the change in fair value of each derivative is recognized in Other (Income) Expense, and the effective portion of the change in fair value is recorded as a component of OCI. The effective portion is reclassified to interest expense during the period in which the hedged transaction affects earnings. The differences to be paid or received under the swap agreements are reflected as an adjustment to interest expense.

The following table summarizes the fair value of our derivative financial instruments (in thousands):

		Derivative Assets		Derivative Liabilities
	Balance Sheet Location	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest-rate contracts	Current	$—	$—	$(14,660)	$(14,993)
Interest-rate contracts	Noncurrent	3,414	940	(10,516)	(13,594)
Total		3,414	940	(25,176)	(28,587)

Derivatives not designated as hedging instruments
Crude options	Current	74,378	40,525	—	—
Crude options	Noncurrent	5,340	3,196	—	—
Heating oil options	Current	5,691	4,461	—	—
Other	Current	776	—	—	—
Total		86,185	48,182	—	—
Total derivatives		$89,599	$49,122	$(25,176)	$(28,587)

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

The following table summarizes the effects of derivative financial instruments on the Statements of Operations and on Other Comprehensive Income (in thousands):

	For the Three Months Ended March 31,
	Effective Portion of Hedges					Ineffective Portion of Hedges
	(Gain) loss reclassified from OCI into income			(Gain) loss recognized in OCI		(Gain) loss recognized in Other (Income) Expense
	Location	2011	2010	2011	2010	2011	2010
Derivatives designated as hedging instruments
Interest-rate contracts	Interest expense	$243	$104	$(5,557)	$4,982	$–	$–
Jet fuel swaps and options	Aircraft fuel	–	–	–	–	–	39
		$243	$104	$(5,557)	$4,982	–	39

Derivatives not designated as hedging instruments
Crude options						(35,430)	(10,223)
Heating oil options						(4,212)	3,297
Other						724	10
						(38,918)	(6,916)
Total net (gain) loss recognized as a component of Other (Income) Expense						$(38,918)	$(6,877)

Based on fair values as of March 31, 2011, we do not expect to reclassify any material net (gains) losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months.

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect any of the counterparties to fail to meet their obligations. Our credit exposure related to these financial instruments is represented by the fair value of contracts reported as assets. To manage credit risk, we select and periodically review counterparties based on credit ratings. We provide the counterparties with collateral when the fair value of our obligation exceeds specified amounts. The collateral is classified as restricted cash if the funds are held in our name. The collateral is classified as deposits held by counterparty to derivative financial instruments if the funds are held by the counterparty. For financial reporting purposes, we do not offset the collateral provided to counterparties against the fair value of our obligation. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. As of March 31, 2011, we provided interest rate swap counterparties with collateral aggregating $20.4 million, of which $17.0 million was classified as restricted cash.

Note 4 –Debt

The components of debt were (in thousands):

	March 31, 2011	December 31, 2010
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2020, 1.96 percent weighted-average interest rate as of March 31, 2011 (1)	$610,852	$623,802
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of March 31, 2011	43,656	46,039
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of March 31, 2011	69,265	69,265
7.0% convertible notes	5,472	5,472
5.5% convertible senior notes due 2015	69,500	69,500
5.25% convertible senior notes due 2016	115,000	115,000
Total long-term debt	913,745	929,078
Less current maturities of long-term debt	(66,538)	(66,459)
Long-term debt less current maturities	$847,207	$862,619

Borrowing under revolving line of credit facility	$15,000	$50,000

(1)
The notional amount of outstanding floating-rate debt for which we have entered into interest-rate swap agreements at March 31, 2011 and December 31, 2010 was $469.6 million and $479.1 million, respectively. These swaps expire between 2016 and 2020. The interest-rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. As of March 31, 2011, we had $469.6 million of floating rate debt (1.75% weighted average floating interest rate) for which we had entered into interest-rate swap agreements that effectively fixed interest rates on this debt (weighted average fixed interest rate of 5.01%).

As discussed below, we have a combined Credit Facility consisting of a letter of credit facility and a revolving line of credit facility.

Maturities of debt, prior to the impact of the expected acquisition of AirTran by Southwest, for the remainder of 2011 and for the next four years and thereafter, in aggregate, are (in millions): 2011-$66; 2012-$63; 2013-$73; 2014-$72; 2015-$86; thereafter-$569. Maturities for 2011 include $15 million outstanding under the revolving line of credit facility, which was repaid in April 2011.

AirTran has advised the holders of the 5.25 % convertible notes and the 5.5% convertible notes that a make-whole fundamental change, as defined in the relevant indenture, will occur in the event that Southwest acquires AirTran. Consequently based on values as of April 27, 2011, AirTran estimates that (i) the holders of the 5.25% convertible notes would have the right to surrender their notes in exchange for up to approximately $700 in cash and up to approximately 60 shares of Southwest common stock for each $1,000 principle amount held and (ii) the holders of the 5.5% convertible notes would have the right to surrender their notes in exchange for up to approximately $1,042 in cash and up to approximately 89 shares of Southwest common stock for each $1,000 principle amount held. If all of the 5.25% and 5.5% convertible notes were exchanged, AirTran estimates that the holders would receive approximately $152.7 million in cash and approximately 13,100,000 shares of Southwest common stock. The actual value will be determined in part by the Southwest share price at the time of close of the Merger and the time of any conversions.

AirTran has advised the holders of the 7% convertible notes that a fundamental change, as defined in the indenture for such notes, will occur in the event that Southwest acquires AirTran. Consequently, the holders of the 7% convertible notes would have the right to surrender their notes in exchange for $377 in cash and approximately 29 shares of Southwest common stock for each $1,000 principle amount held. If all of the 7% convertible notes were surrendered, the holders would receive $1.8 million in cash and 158,000 shares of Southwest common stock.

As of March 31, 2011, the following assets served as collateral for outstanding debt:

•	Assets (consisting primarily of flight equipment) with a net book value of $1.0 billion served as collateral for the B737 and B717 aircraft notes payable.

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

7.0% Convertible Notes

Holders of 94% of our 7.0% convertible notes as of June 30, 2010, aggregating $90.4 million principal amount, exercised their right to require us to repurchase the notes in July 2010. We elected to pay the repurchase price in cash in July 2010. As of March 31, 2011, an aggregate of $5.5 million of our 7.0% convertible notes remain outstanding.

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

Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, up to $50 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit up to a maximum aggregate amount of $50 million for the benefit of one or more of our credit card processors. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $450 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of March 31, 2011 and December 31, 2010, we had $15 million and $50 million outstanding borrowings under the revolving line of credit facility or a predecessor version thereof, respectively. As of March 31, 2011 and December 31, 2010, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million. The term of the Credit Facility currently expires on December 31, 2012. We have advised the counterparty to the Credit Facility that, if the Merger is consummated, we will terminate the $50 million revolving line of credit facility at or shortly after closing. The letter of credit facility would remain in effect.

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

Assets and liabilities are to be measured at fair value and are based on one or more of the three valuation techniques. The valuation techniques are as follows:

(a)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets;

(b)	Cost approach; Amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)	Income approach. Techniques to convert future amounts to a single present amount based on expectations (including present value techniques, option-pricing and excess earnings models).

Assets (liabilities) measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Fair Value Measurements Using Unobservable Inputs (Level 3)	Valuation Technique
Cash and cash equivalents	$497,705	$497,705	$—	$—	Market
Interest rate derivatives	(21,762)	—	(21,762)	—	Market
Fuel derivatives	86,185	—	—	86,185	Market

	Fair Value at December 31, 2010
Cash and cash equivalents	$453,965	$453,965	$—	$—	Market
Interest rate derivatives	(27,647)	—	(27,647)	—	Market
Fuel derivatives	48,182	—	—	48,182	Market

There were no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2011 and 2010.

The financial statement carrying amounts and estimated fair values of our debt were as follows (in thousands):

As of March 31, 2011	Carrying Value	Estimated Fair Value
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2020, 1.96 percent weighted-average interest rate as of March 31, 2011	$610,852	$519,812
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of March 31, 2011	43,656	42,548
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of March 31, 2011	69,265	78,067
7.0% convertible notes	5,472	5,108
5.5% convertible senior notes due 2015	69,500	143,741
5.25% convertible senior notes due 2016	115,000	163,229
Borrowing under revolving line of credit facility	15,000	15,000
	$928,745	$967,505

As of December 31, 2010
B737 Aircraft Purchase Financing Facilities:
Floating-rate aircraft notes payable through 2020, 1.97 percent weighted-average interest rate as of December 31, 2010	$623,802	$528,324
Fixed-rate aircraft notes payable through 2018, 7.02 percent weighted-average interest rate as of December 31, 2010	46,039	44,952
Fixed-rate B717 aircraft notes payable through 2017, 10.21 percent weighted-average interest rate as of December 31, 2010	69,265	79,049
7.0% convertible notes	5,472	4,711
5.5% convertible senior notes due 2015	69,500	144,667
5.25% convertible senior notes due 2016	115,000	163,501
Borrowing under revolving line of credit facility	50,000	50,000
	$979,078	$1,015,204

The fair value of our debt was estimated using quoted market prices where available. For long-term debt not actively traded, the fair value was estimated using a discounted cash flow analysis based on our current borrowing rates for instruments with similar terms. The fair values of our other financial instruments and borrowings under our revolving line of credit facility approximate their respective carrying values. Given the current uncertainty in the credit markets, there is an atypical element of uncertainty associated with valuing debt securities, including our debt securities. The estimated March 31, 2011 and December 31, 2010 fair values of certain debt amounts were likely impacted by the expected acquisition of AirTran by Southwest.

Changes in our fuel derivatives that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are summarized as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel-related derivative asset (liability):
Asset (liability) at January 1, 2011	$48,182
Total realized and unrealized gains (losses):
Included in earnings	38,918
Included in other comprehensive income	—
Purchases, issuances, sales, and settlements
Purchases	6,460
Issuances	—
Sales	—
Settlements	(7,375)
Asset (liability) at March 31, 2011	$86,185

The amount of total gains (losses) for the three months ended March 31, 2011, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2011	$38,912

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fuel-related derivative asset (liability):
Asset (liability) at January 1, 2010	$49,327
Total realized and unrealized gains (losses):
Included in earnings	6,877
Included in other comprehensive income	—
Purchases, issuances, sales, and settlements
Purchases	3,432
Issuances	—
Sales	—
Settlements	(9,683)
Asset (liability) at March 31, 2010	$49,953

The amount of total gains (losses) for the three months ended March 31, 2010, included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31, 2010	$7,267

Note 6 – Income Taxes

Our effective income tax rate was 32.6 percent for the three months ended March 31, 2011. Our effective tax rate differs from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent effective state tax rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes, and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. We reported a loss before income taxes during three months ended March 31, 2010; however, we did not recognize an income tax benefit in the statement of operations because the tax effect of the pre-tax loss was offset by a corresponding increase in the valuation allowance. A valuation allowance was required for deferred tax assets in excess of our deferred tax liabilities.

Income tax benefits recorded on losses result in deferred tax assets for financial reporting purposes. We are required to provide a valuation allowance for deferred tax assets to the extent management determines that it is more likely than not that such deferred tax assets will ultimately not be realized. We expect to realize our deferred tax assets (including the deferred tax asset associated with loss carryforwards) through the reversal of existing temporary differences. As of March 31, 2011, our deferred tax liabilities exceeded our deferred tax assets and the $1.0 million valuation allowance related solely to capital loss carryforwards. Regardless of the financial accounting for income taxes, our net operating loss carryforwards currently are available for use on our income tax returns to offset future taxable income. If AirTran is acquired by Southwest, the Merger is expected to result in an ownership change for purposes of Section 382 of the Internal Revenue Code. The utilization of NOL’s to offset future taxable income would be subject to an annual limitation under Section 382. Any unused NOL’s in excess of the annual limitation may be carried over to later years.

Note 7 – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three months ended March 31,
	2011	2010
Numerator:
Net loss	$(8,811)	$(12,025)
Denominator:
Weighted-average shares outstanding, basic	135,984	135,026
Weighted-average shares outstanding, diluted	135,984	135,026
Basic (loss) per share	$(0.06)	$(0.09)
Diluted (loss) per share	$(0.06)	$(0.09)

Excluded from the diluted earnings per share calculation for the three months ended March 31, 2011 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2011 totaling 41.1 million shares: 0.5 million shares related to our 7.0% convertible notes that are issuable upon conversion; 18.1 million shares related to our 5.5% convertible notes that are issuable upon conversion; 18.9 million shares related to our 5.25% convertible notes that are issuable upon conversion; 1.8 million shares related to our outstanding stock options; and 1.8 million shares related to our unvested restricted stock and unvested performance share awards.

Excluded from the diluted earnings per share calculation for the three months ended March 31, 2010 are the impacts on the weighted average shares outstanding of the following which would have been anti-dilutive for the period in 2010 totaling 50.1 million shares: 8.6 million shares related to our 7.0% convertible notes that are issuable upon conversion; 18.1 million shares related to our 5.5% convertible notes that are issuable upon conversion; 18.9 million shares related to our 5.25% convertible notes that are issuable upon conversion; 2.1 million shares related to our outstanding stock options; and 2.4 million shares related to our unvested restricted stock and unvested performance share awards.

Note 8 – Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is composed of changes in the fair value of certain of our derivative financial instruments and the funded status of our postemployment obligations. The components of Accumulated other comprehensive income (loss) are as follows (in thousands):

	Unrealized gain (loss) on derivative financial instruments	Post-employment obligations	Accumulated other comprehensive income (loss)
Balance at January 1, 2011	$(14,530)	$4,565	$(9,965)
Changes in fair value, net of income taxes	3,489	—	3,489
Reclassification to earnings, net of income taxes	153	(78)	75
Balance at March 31, 2011	$(10,888)	$4,487	$(6,401)

Balance at January 1, 2010	$(4,499)	$2,969	$(1,530)
Changes in fair value, net of income taxes	(4,982)	—	(4,982)
Reclassification to earnings, net of income taxes	104	(24)	80
Balance at March 31, 2010	$(9,377)	$2,945	$(6,432)

Total comprehensive loss was $(5.2) million and $(16.9) million for the three months ended March 31, 2011 and 2010, respectively.

Note 9 – Stock Option Awards and Restricted Stock Awards

Restricted stock awards, market-based (performance share) awards, and stock options have been granted to certain of our officers, directors and key employees. Restricted stock awards are grants of shares of our common stock, which typically vest over time (generally three years). Our market-based awards are grants of our common stock that vest, if at all, at the end of the specified performance period (currently three years) in amounts that are largely dependent on the achievement of specified goals which are expressed in terms of threshold, target, and maximum award achievement levels. During the first three months of 2011 and 2010, we granted restricted stock awards for zero and 485,853 shares, respectively, and 637,401 and 539,553 shares, respectively, of restricted stock vested. During the first three months of 2011 and 2010, we granted market-based awards for up to zero and 640,006 shares, respectively, of our common stock. The estimated fair value of the market-based share awards at the date of grant will be recognized ratably as compensation expense over the three-year service period. No stock options were granted in either period.

Compensation expense for our restricted stock grants was $0.7 million and $1.5 million during the first three months of 2011 and 2010, respectively. As of March 31, 2011, we have $2.9 million in total unrecognized future compensation expense relating to awards for approximately 0.8 million restricted shares which were outstanding at such date, but which had not yet vested. Unvested restricted shares are not included in reported common shares outstanding amounts. As shares vest, restricted shares are transferred to common shares.

Compensation expense for our performance share awards was $0.3 million and $0.2 million during the first three months of 2011 and 2010, respectively. As of March 31, 2011, we have $1.4 million in total unrecognized future compensation expense relating to awards for up to approximately 1.0 million performance share awards which were outstanding at such date, but which had not yet vested.

As of March 31, 2011, options to purchase 1.8 million shares of common stock, at exercise prices between $3.90 and $13.80 per share were outstanding. All outstanding options to purchase common shares were exercisable as of March 31, 2011.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

All of the flight operations of AirTran Holdings, Inc. (the Company, AirTran, or Holdings) are conducted by our wholly-owned subsidiary, AirTran Airways, Inc. (AirTran Airways or Airways) (collectively we, our, or us). AirTran Airways is one of the largest low cost scheduled airlines in the United States in terms of departures and seats offered. We operate scheduled airline service throughout the United States and to selected international locations. Approximately half of our flights originate or terminate at our largest hub in Atlanta, Georgia and we serve a number of markets with non-stop service from our hubs in Baltimore, Maryland; Milwaukee, Wisconsin; and Orlando, Florida. As of April 1, 2011, we operated 88 Boeing B717-200 aircraft (B717) and 52 Boeing B737-700 aircraft (B737) offering approximately 735 scheduled flights per day to 69 locations across the United States and the Caribbean, including San Juan, Puerto Rico; Cancun, Mexico; Montego Bay, Jamaica; Nassau, The Bahamas; Orangestad, Aruba; and Punta Cana, Dominican Republic. The traditional elements of our success include: competitive fares; superior service; an attractive network; product value; low unit costs; adaptability; flexibility; innovation; and the enthusiasm and skills of our employees.

Expected Acquisition of AirTran by Southwest Airlines

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

On March 23, 2011, AirTran’s stockholders approved the acquisition of AirTran by Southwest. Additionally, the United States Department of Justice (the DOJ) has informed AirTran and Southwest that it will not seek to oppose the acquisition of AirTran by Southwest. The acquisition of AirTran by Southwest is expected to occur on or after May 2, 2011.

Consistent with the terms of the Merger Agreement and based on the assumption that the acquisition occurs on May 2, 2011, each outstanding share of AirTran common stock (including previously unvested restricted shares of AirTran common stock) will be converted into the right to receive (i) $3.75 in cash (the Per Share Cash Consideration), and (ii) 0.321 share of Southwest common stock (the Per Share Stock Consideration). The Per Share Cash Consideration and the Per Share Stock Consideration are collectively referred to herein as the Merger Consideration. Based on the closing price of Southwest common stock on the NYSE on April 27, 2011, the Merger Consideration represented $7.53 in value for each share of AirTran common stock.

When consummated, the expected acquisition of AirTran by Southwest will combine AirTran with the largest low cost airline in the United States. We believe Southwest possesses one of the strongest brands in the industry and, based on U.S. Department of Transportation data as of September 30, 2010, was the largest domestic air carrier in the United States based on the number of passengers carried.

The acquisition, when consummated, will have material impacts on the business strategy, liquidity, operating results, financial commitments, and financial position of AirTran. The discussion in this report generally does not address or quantify the impacts on AirTran of the expected acquisition by Southwest.

The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to AirTran's Current Report on Form 8-K filed with the SEC on September 27, 2010.

First Quarter 2011 Operating Results

For the first quarter of 2011, we reported a net loss of $8.8 million and diluted loss per share of $0.06. For the first quarter of 2010, we reported a net loss of $12.0 million and diluted loss per share of $0.09.

Compared to the first quarter of 2010, our net loss for the quarter ended March 31, 2011 decreased by $3.2 million even with the adverse impact of a 33.5 percent increase in the average cost of fuel per gallon and expenses incurred in connection with the expected acquisition of AirTran by Southwest. The decrease in net loss was largely due to substantially increased revenues as well as lower interest expense, higher net gains on derivative financial instruments, and higher income tax benefit.

Due to an increase in average jet fuel prices and higher non-fuel unit operating costs, we reported a first quarter 2011 operating loss of $36.7 million compared to operating income of $3.0 million for the three months ended March 31, 2010, despite an 8.5 percent increase in average unit revenue. Our total operating revenue increased $61.9 million (10.2 percent). The increase in our total operating revenue was driven by a 1.5 percent increase in capacity (as measured by available seat miles), a 3.2 percent increase in traffic (as measured by revenue passenger miles), a 1.3 point increase in passenger load factor (percentage of seats filled), and a 7.6 percent increase in yield, resulting in an 8.5 percent increase in total revenue per available seat mile to 11.56 cents. The increase in our average cost of jet fuel per gallon resulted in a $67.8 million increase in our aircraft fuel expense for the first quarter 2011 compared to what fuel expense would have been had jet fuel prices been at the average level we experienced for the three months ended March 31, 2010. Our first quarter 2011 operating results were adversely impacted by $7.3 million of legal fees and other costs incurred in connection with both the expected acquisition of AirTran by Southwest and certain litigation.

Included in our first quarter 2011 results is a non-operating gain on derivative financial instruments of $38.9 million. The non-operating gain on derivative financial instruments was largely attributable to unrealized increases in the fair value of our fuel-related derivative assets. Included in our first quarter 2010 results is a non-operating gain on derivative financial instruments of $6.9 million.

Recent Accomplishments

In April 2011, AirTran Airways was selected as the top ranked U.S. airline in the prestigious Airline Quality Rating (AQR). This is the second time in four years that AirTran achieved the top ranking. This also represents the fourth consecutive year in a row that we ranked as the top low-cost carrier. The AQR evaluates airlines in fifteen elements in four major areas that focus on airline performance aspects important to air travel consumers: on-time performance, denied boardings, mishandled baggage, and customer complaints. This independent rating is conducted by professors at Purdue University’s Department of Aviation Technology and the W. Frank Barton School of Business at Wichita State University.

In March 2011, we reached a tentative agreement on terms of a new two-year flight attendant collective bargaining agreement with the Association of Flight Attendants (AFA). AirTran Airways has more than 2,200 flight attendants represented by AFA. The recently ratified collective bargaining agreement, which provides for increased compensation and benefits, will take effect on May 1, 2011.

During the first quarter of 2011, we also:

•	Extended our Caribbean reach from our Atlanta hub by adding additional flights to Aruba and Cancun, Mexico;

•	Initiated service to Punta Cana, Dominican Republic;

•	Launched three other new non-stop routes; and

•	Announced partnership with The Hertz Corporation’s online car sales program, Hertz Rent2Buy, for an affinity program with the A+ Rewards frequent flier program.

2011 Outlook

We expect to face continuing challenges during the remainder of 2011. Managing costs and increasing unit revenues in the face of volatile fuel costs and an uncertain economic recovery will continue to be a primary focus. Fuel prices remain volatile, increased during the first quarter, and may again increase during the remainder of 2011. The expected acquisition of AirTran by Southwest has caused an increase in legal and other consulting and advisory expenses. While we have been able to effectively manage costs and increase unit revenues, the pace and extent of the economic recovery and growth of airline industry revenue are uncertain in the context of gradually improving but still generally unfavorable macroeconomic conditions.

Labor costs for 2011 likely will be higher than in 2010. Our current collective bargaining agreement with our pilots increased wages and benefits over the prior agreement and took effect as of December 1, 2010. The new collective bargaining agreement with our flight attendants, which provides for increased wages and benefits, will become effective May 1, 2011. In March 2011, our customer service, ramp, and reservation agents, who were not previously members of a collective bargaining unit, chose to be represented by the International Association of Machinists. The financial impact of any collective bargaining agreement is not known.

The proposed acquisition of AirTran by Southwest is expected to occur on or after May 2, 2011. The acquisition of AirTran by Southwest will have material impacts on the liquidity, operating results, financial commitments, and financial position of AirTran.

Air travel in our markets tends to be seasonal, with the highest levels occurring during the winter months to Florida and the summer months to the Northeastern and Western United States. The second quarter tends to be our strongest revenue quarter.

RESULTS OF OPERATIONS

SELECTED FINANCIAL INFORMATION

The table below sets forth selected financial and operating data for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,				Percentage Increase (Decrease)
	2011		2010
Revenue passengers	5,604,721		5,526,408		1.4
Revenue passenger miles (RPM) (000s) (1)	4,530,445		4,390,801		3.2
Available seat miles (ASM) (000s) (2)	5,771,776		5,684,460		1.5
Passenger load factor (3)	78.5 percent		77.2 percent		1.3	pts
Departures	59,835		59,966		(0.2)
Average aircraft stage length (miles) (4)	771		757		1.8
Average fare (excluding transportation taxes) (5)	$107.37		$98.02		9.5
Average yield per RPM (6)	13.28	¢	12.34	¢	7.6
Passenger revenue per ASM (PRASM) (7)	10.43	¢	9.53	¢	9.4
Total revenue per ASM (TRASM) (8)	11.56	¢	10.65	¢	8.5
Operating cost per ASM (CASM) (9)	12.19	¢	10.59	¢	15.1
Non-fuel operating cost per ASM (10)	7.51	¢	7.07	¢	6.2
Average cost of aircraft fuel per gallon (11)	$3.03		$2.27		33.5
Gallons of fuel burned (000’s)	89,180		88,037		1.3
Operating aircraft in fleet at end of period	140		138		1.4
Completion factor (12)	97.2 percent		97.4 percent		(0.2)	pts
Average daily utilization (hours: minutes) (13)	10:54		10:54		—
Full-time equivalent employees at end of period	7,971		7,802		2.2

(1)	The number of scheduled revenue miles flown by passengers
(2)	The number of seats available for passengers multiplied by the number of miles the seats are flown
(3)	The percentage of aircraft seating capacity that is actually utilized (RPMs divided by ASMs)
(4)	Total aircraft miles flown divided by departures
(5)	Passenger revenue divided by total passengers
(6)	The average amount one passenger pays to fly one mile
(7)	Passenger revenue divided by ASMs
(8)	Total revenue divided by ASMs
(9)	Operating expenses divided by ASMs
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
(13)	The average amount of time per day that an aircraft flown is operated in revenue service

For the three months ended March 31, 2011 and 2010

Summary

Compared to the first quarter of 2010, our net loss for the quarter ended March 31, 2011 decreased by $3.2 million to $8.8 million even with the adverse impact of a 33.5 percent increase in the average cost of fuel per gallon. The decrease in net loss was largely due to substantially increased revenues as well as lower interest expense, higher net gains on derivative financial instruments, and higher income tax benefit.

Due to an increase in average jet fuel prices and higher non-fuel unit operating costs, we reported a first quarter 2011 operating loss of $36.7 million compared to operating income of $3.0 million for the three months ended March 31, 2010, despite an 8.5 percent increase in average unit revenue. Our first quarter 2011 operating results were adversely impacted by $7.3 million of legal fees and other costs incurred in connection with both the expected acquisition of AirTran by Southwest and certain litigation.

During the first quarter of 2011, we reported an operating loss of $36.7 million, net loss of $8.8 million, and diluted loss per share of $0.06. Included in our first quarter 2011 results is a non-operating gain on derivative financial instruments of $38.9 million. The non-operating gain on derivative financial instruments was largely attributable to unrealized increases in the fair value of our fuel-related derivative assets. During the three months ended March 31, 2010, we reported operating income of $3.0 million, net loss of $12.0 million, and diluted loss per share of $0.09. Included in our first quarter 2010 results is a non-operating gain on derivative financial instruments of $6.9 million.

Operating Revenues

Our operating revenues for the three months ended March 31, 2011, increased $61.9 million (10.2 percent) due to the effects of a $60.1 million increase in passenger revenues and a $1.8 million increase in other revenues compared to the three months ended March 31, 2010. We were able to increase our total unit revenue in the context of gradually improving but still generally unfavorable macroeconomic conditions. Our total revenue per available seat mile for the first quarter of 2011 was 11.56 cents, an increase of 8.5 percent compared to the first quarter of 2010.

The $60.1 million (11.1 percent) increase in passenger revenue was due to increased capacity, traffic, and yield. During the three months ended March 31, 2011, we increased our capacity by 1.5 percent compared to the three months ended March 31, 2010. The increase in capacity was largely attributable to two B717 aircraft placed into service in February 2011. The increased capacity coupled with a 3.2 percent increase in revenue passenger miles produced an average passenger load factor of 78.5 percent, which was a 1.3 percentage point increase compared to the three months ended March 31, 2010. Our average fare, excluding transportation taxes, was $107.37, which is 9.5 percent higher than the analogous period in 2010. The increase in average fare was attributable to changes in our network routes and improved air travel demand. During the three months ended March 31, 2011, our average length of passenger haul increased 1.7 percent; an increase in average length of passenger haul tends to increase average fare and reduce average yield. Nonetheless, our average yield per revenue passenger mile increased 7.6 percent versus the first quarter of 2010 to 13.28 cents.

Other revenues for the three months ended March 31, 2011, increased $1.8 million (2.9 percent) compared to the three months ended March 31, 2010. Other revenues include change and cancellation fees, direct booking fees, revenues derived from the sale of frequent flyer credits, baggage fees, preferred seat assignments, and other miscellaneous revenues.

Our operating performance for the first quarters of 2011 and 2010 was adversely affected by unusually severe weather. We estimate that the severe weather adversely impacted our operating revenues by approximately $6 million and $10 million during the three months ended March 31, 2011 and 2010, respectively.

Operating Expenses

Our operating expenses for the three months ended March 31, 2011, increased $101.7 million (16.9 percent) and increased 15.1 percent on a unit cost basis, as measured by operating cost per ASM (CASM) compared to the three months ended March 31, 2010. Our financial results were significantly affected by the price of fuel and volatility of the price of fuel during the three months ended March 31, 2011. The increase in total operating costs per ASM was the composite result of a 33.0 percent increase in fuel cost per ASM and a 6.2 percent increase in non-fuel operating cost per ASM.

In general, our operating expenses are significantly affected by changes in our capacity, as measured by available seat miles (ASMs). The following table summarizes our unit costs, as measured by CASM, for the indicated periods:

	Three Months Ended March 31,				Percent Increase
	2011		2010		(Decrease)
Aircraft fuel	4.68	¢	3.52	¢	33.0
Salaries, wages and benefits	2.53		2.29		10.5
Aircraft rent	1.06		1.07		(0.9)
Maintenance, materials and repairs	1.16		1.04		11.5
Distribution	0.46		0.45		2.2
Landing fees and other rents	0.64		0.64		—
Aircraft insurance and security services	0.09		0.10		(10.0)
Marketing and advertising	0.16		0.17		(5.9)
Depreciation and amortization	0.24		0.26		(7.7)
Other operating	1.17		1.05		11.4
Total CASM	12.19	¢	10.59	¢	15.1

Aircraft fuel increased 33.0 percent on a cost per ASM basis because jet fuel cost per gallon increased. For the three months ended March 31, 2011, our average fuel cost per gallon, including fuel taxes and into-plane fees, increased 33.5 percent from $2.27 during the first quarter of 2010 to $3.03 during the first quarter of 2011. The increase in the average cost of jet fuel per gallon resulted in a $67.8 million increase in our aircraft fuel expense during the three months ended March 31, 2011 compared to what fuel expense would have been had jet fuel prices been at the average level experienced during the three months ended March 31, 2010.

Salaries, wages and benefits expense increased 10.5 percent on a cost per ASM basis primarily due to scheduled increases in employee wage rates, due in part to seniority increases, and higher medical insurance costs. Also, a new collective bargaining agreement with the AirTran pilots became effective December 1, 2010, which significantly increased pilot compensation.

Maintenance, materials and repairs expense increased 11.5 percent on a cost per ASM basis primarily due to increases in the number and cost of airframe checks and rate increases in certain of our power-by-the-hour maintenance agreements. Approximately 71% of our maintenance, materials and repairs expense is attributable to power-by-the-hour maintenance agreements.

Depreciation and amortization decreased 7.7 percent on a cost per ASM basis due primarily to first quarter 2011 net gains on dispositions of miscellaneous assets aggregating $0.8 million.

Other operating expense increased 11.4 percent on a cost per ASM basis primarily due to increases in ground handling, contracted services costs, and legal fees. Compared to the three months ended March 31, 2010, legal fees increased $6.7 million. Our first quarter 2011 other operating costs include $7.3 million of legal fees and other expenses incurred in connection with both the expected acquisition of AirTran by Southwest Airlines and certain litigation.

Other (Income) Expense

Other (income) expense, net changed by $38.7 million to $23.6 million income, net for the three months ended March 31, 2011 compared to $15.1 million expense, net for the three months ended March 31, 2010. Other (income) expense, net includes interest income, interest expense, capitalized interest, and net (gains) losses on derivative financial instruments.

Interest expense, including amortization of debt discount and debt issuance costs, decreased by $7.1 million from the three months ended March 31, 2010 to $15.9 million for the three months ended March 31, 2011. The decrease was largely due to the repurchase of $90.4 million principal amount of our 7.0% convertible notes in July 2010, reduced amortization of debt discount, and lower expense associated with our Credit Facility.

We reported net gains on derivative financial instruments of ($38.9) million for the three months ended March 31, 2011, compared to net gains of ($6.9) million for the three months ended March 31, 2010. Net (gains) losses on derivative financial instruments consist primarily of realized and unrealized gains and losses on fuel-related derivatives which were not designated as hedges for financial accounting purposes. The fuel-related derivative financial instrument gains for the three months ended March 31, 2011 were largely unrealized and resulted in an increase of the financial statement carrying value of our fuel-related derivative assets.

Income Tax Expense (Benefit)

Our effective income tax rate was 32.6 percent for the three months ended March 31, 2011. Our effective tax rate differs from the 37.2 percent composite statutory tax rate (35 percent federal statutory rate plus the 2.2 percent effective state tax rate) due to changes in the valuation allowance on our deferred tax assets, certain expenses which are not deductible for income tax purposes, and non-recurring discrete items related to restricted stock vesting. Non-deductible expense items and discrete items tend to increase the effective tax rate when pre-tax income is reported and tend to decrease the effective tax rate when a pre-tax loss is reported. We reported a loss before income taxes during three months ended March 31, 2010; however, we did not recognize an income tax benefit in the statement of operations because the tax effect of the pre-tax loss was offset by a corresponding increase in the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had unrestricted cash and cash equivalents of $497.7 million, and we also had $48.6 million of restricted cash. At March 31, 2011, we had $15 million outstanding under our revolving line of credit facility. During the three months ended March 31, 2011, our primary sources of cash were cash provided by operating activities and borrowings under our revolving line of credit facility. Our primary uses of cash were repayment of debt, including repayment of borrowings under our revolving line of credit facility, and expenditures for the acquisition of property and equipment. As of April 29, 2011, we had $25 million outstanding under our revolving line of credit facility and a $50 million letter of credit had been issued under our letter of credit facility. The letter of credit beneficiary was not entitled to draw any amounts as of March 31, 2011, or April 29, 2011.

First Quarter 2011 Operating, Investing, and Financing Activities

Operating activities during the three months ended March 31, 2011 provided $99.4 million of cash flow compared to $134.0 million provided during the analogous period in 2010. Cash flow from operating activities is related to both the level of our profitability and changes in working capital and other assets and liabilities. Operating cash inflows are largely attributable to revenues derived from the transportation of passengers. Operating cash outflows are largely attributable to recurring expenditures for fuel, labor, aircraft rent, aircraft maintenance, marketing, and other activities. For the three months ended March 31, 2011, we reported a net loss of $8.8 million compared to a net loss of $12.0 million for the three months ended March 31, 2010.

Changes in the components of our working capital impact cash flow from operating activities. Changes in the air traffic liability balance and the related accounts receivable balance have had a significant impact on our net cash flow from operating activities. We have a liability to provide future air travel because travelers tend to purchase air transportation in advance of their intended travel date. Advance ticket sales, which are recorded as air traffic liability, fluctuate seasonally and also provide cash when we grow and consequently receive additional cash for future travel. This historical source of cash will decline or change to a use to the extent our growth slows or reverses or the amounts held back by our credit card processors increase. During the three months ended March 31, 2011 and 2010, our air traffic liability balance increased $151.5 million and $113.0 million, respectively, contributing favorably to our net cash flow from operating activities. During the three months ended March 31, 2011 and 2010, our accounts receivable increased $18.0 million and $19.2 million, respectively, negatively impacting net cash provided by operating activities. Changes in accounts payable, accrued, and other current and non-current liabilities also impact our cash flow from operating activities. During the three months ended March 31, 2011 and 2010, our accounts payable and accrued and other liabilities increased $23.6 million and $34.9 million, respectively, contributing favorably to our net cash flow from operating activities.

Our Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2011 includes a $38.1 million decrease in cash flow provided by operating activities pertaining to derivative financial instruments.

We used cash to increase other assets by $9.2 million and $13.8 million during the three months ended March 31, 2011 and 2010, respectively. Other assets include prepaid aircraft maintenance and other deposits, prepaid insurance, and prepaid distribution costs. Additionally, cash was used as we increased prepaid and stored fuel by $16.6 million during the three months ended March 31, 2011. During the three months ended March 31, 2010, cash was provided as we decreased prepaid and stored fuel by $10.9 million.

Investing activities during the three months ended March 31, 2011 used $4.2 million in cash compared to the $5.8 million cash used during the similar period in 2010. Sales of available-for-sale securities are classified as investing activities. During the three months ended March 31, 2010, we sold $1.7 million of available-for-sale securities. Investing activities also include expenditures for aircraft deposits and the purchase of aircraft and other property and equipment.

Aircraft purchase contracts typically require that the purchaser make pre-delivery deposits to the manufacturer. These deposits are refunded at the time of aircraft delivery. We may invest a portion or all of the refunded deposits in the aircraft. During the three months ended March 31, 2011, we paid $3.3 million in deposits and received $4.4 million in previously paid deposits. During the three months ended March 31, 2010, we paid $2.5 million in deposits. During the three months ended March 31, 2011 and 2010, we expended $5.3 million and $5.0 million in cash for the acquisition of rotable parts, buyer-furnished equipment, and other property and equipment. Acquisitions of other property and equipment included additions to leasehold improvements and the purchase of ground and computer equipment.

Financing activities used $51.5 million of cash during the three months ended March 31, 2011, compared to using cash of $136.3 million during the three months ended March 31, 2010.

During the three months ended March 31, 2011, we repaid $100.0 million and borrowed $65.0 million under our revolving line of credit facility. During the three months ended March 31, 2010, we repaid $125.0 million under our revolving line of credit facility.

During the three months ended March 31, 2011, we repaid $15.3 million of aircraft debt financing. During the three months ended March 31, 2010, we repaid $62.6 million of aircraft debt financing, including debt repaid in the refinancing of two B737 aircraft. During the first quarter of 2010, we refinanced debt borrowed to acquire two B737 aircraft that were delivered to Airways in 2009. Under the refinancings, we repaid $49.0 million of existing aircraft indebtedness and borrowed $52.5 million of new aircraft debt. Each note issued is secured by a first mortgage on the B737 aircraft to which it relates. Each note has a stated maturity in 2020 and bears interest at a floating rate per annum equal to a margin plus the three-month LIBOR in effect at the commencement of each three-month period.

See ITEM 1. “FINANCIAL STATEMENTS (Unaudited) – Notes to Condensed Consolidated Financial Statements, Note 4 – Debt” for additional information regarding our outstanding debt.

Year 2011 Cash Requirements and Potential Sources of Liquidity

Our cash flows, for the remainder of 2011, will be impacted by a variety of factors including our operating results, payments of our debt and capital lease obligations, and capital expenditure requirements. When consummated, the expected acquisition of AirTran by Southwest will have material impacts on the liquidity, sources and uses of liquidity, operating results, financial commitments, debt payments, and financial position of AirTran. The following discussion generally does not address the potential impacts of the expected acquisition of AirTran by Southwest.

Expenditures for acquisition of property and equipment, other than aircraft and aircraft parts, are anticipated to be approximately $12 million during the remainder of 2011. Additionally, during the remainder of 2011, we currently have scheduled payments of $10 million related to aircraft purchase commitments. Payments of current maturities of existing debt and capital lease obligations, before the impacts of the acquisition of AirTran by Southwest, would aggregate $69.9 million during the remainder of 2011.

Each agreement with our two largest credit card processors allows, under specified conditions, the processor to retain cash related to future travel that such processor otherwise would remit to us (a holdback). As of March 31, 2011, we were in compliance with our processing agreements and our two largest credit card processors were holding back no cash remittances from us. Our potential cash exposure to holdbacks by our largest two credit card processors, based on advance ticket sales as of March 31, 2011, was $296.1 million (after considering the $50 million letter of credit issued in favor of our largest credit card processor). Even had there been no letter of credit issued for the benefit of our largest credit card processor, as of March 31, 2011, neither of our two largest credit card processors would have been entitled to holdback any cash remittances from us. While we may be subject to holdbacks in the future in accordance with the terms of our credit card processing agreements, based on our current liquidity and current forecast, we do not expect that our two largest credit card processors would be entitled to holdback cash amounts during the remainder of 2011.

We believe we have options available to meet our debt repayment, capital expenditure needs, and operating commitments; such options may include internally generated funds as well as various financing or leasing options, including the sale, lease, or sublease of our aircraft or other assets. Additionally, we have a $50 million revolving line of credit facility, under which $15 million and $25 million were outstanding as of March 31, 2011, and April 29, 2011, respectively. However, our future financing options may be limited because our owned aircraft are pledged to the lenders that provided financing to acquire such aircraft, and we have pledged, directly or indirectly, a significant portion of our owned assets, other than aircraft and engines, to collateralize our obligations under our Credit Facility. A combination of one or more material and significant adverse events, most of which are outside of our direct control, could, depending on the severity and duration thereof, have significant unfavorable impacts on our future cash flows. Such adverse events could include: significant increases in fuel prices for an extended period of time; significant sustained declines in unit revenues as a consequence of unfavorable macroeconomic or other conditions; a requirement to provide material collateral to counterparties to our derivative financial instruments; or an increase in the percentage of advance ticket sales held back by our credit card processors. Additionally, the expected acquisition of AirTran by Southwest will likely have substantial impacts on AirTran’s sources and uses of liquidity, financial position and financial commitments which are generally not addressed in this report.

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

Under the revolving line of credit facility, we are permitted to borrow, upon two business days notice, up to $50 million for general corporate purposes. Under the letter of credit facility, we are entitled to the issuance by a financial institution of letters of credit up to a maximum aggregate amount of $50 million for the benefit of one or more of our credit card processors. Amounts borrowed under the revolving line of credit facility bear interest at a rate of 12 percent per annum and must be repaid within three business days to the extent that our aggregate unrestricted cash and investment amount exceeds $450 million at any time. We may borrow once a month and are permitted to repay amounts borrowed at any time without penalty. As of March 31, 2011 and December 31, 2010, we had $15 million and $50 million, respectively, in outstanding borrowings under the revolving line of credit facility or a predecessor version thereof. We had $25 million in outstanding borrowings under the revolving line of credit facility as of April 29, 2011. As of March 31, 2011, the stated amount of the letter of credit issued for the benefit of our largest credit card processor was $50 million. None of the letters of credit issued in favor of a processor have ever been drawn. The term of the Credit Facility currently expires December 31, 2012. We have advised the counterparty to the Credit Facility that, if the Merger is consummated, we will terminate the $50 million revolving line of credit facility at or shortly after closing. The letter of credit facility would remain in effect.

Aircraft Related Commitments, Financing Arrangements and Transactions

We have contractual obligations to purchase 51 additional B737 aircraft from The Boeing Company (Boeing) between 2012 and 2017. In June 2010, December 2010, and February 2011, we entered into amendments to our aircraft purchase agreements with Boeing to defer delivery dates for 13 B737 aircraft originally scheduled for delivery between 2011 and 2014 to delivery dates between 2015 and 2017. Simultaneously, Boeing Capital Corporation (BCC), a wholly-owned subsidiary of Boeing, exercised a previously negotiated contractual right requiring us to lease two used B717 aircraft for a term of 10 years commencing in 2011. We took delivery of such used B717 aircraft in February 2011. In April 2011, we also deferred one B737 scheduled for delivery in February 2012 until June 2012.

The table below summarizes, as of March 31, 2011, all scheduled aircraft fleet additions:

B737 Aircraft Purchases
Remainder of 2011	—
2012	6
2013	6
2014	8
2015	12
2016	14
2017	5
Total	51

In addition to the above, we hold options, exercisable in 2011, to purchase two B737 aircraft in the fourth quarter of 2012.

As of March 31, 2011, our aircraft purchase commitments for the remainder of 2011 and for the next five years and thereafter, in aggregate, are (in millions): 2011—$10; 2012—$270; 2013—$280; 2014—$370; 2015—$530; 2016—$540; and thereafter—$200. These amounts include payment commitments, including payment of pre-delivery deposits and buyer-furnished equipment, for aircraft on firm order. Aircraft purchase commitments include the forecasted impact of contractual price escalations. Our intention is to finance the aircraft on order through either debt financing, lease financing, or a mix thereof. We have debt financing commitments from a lender to finance a significant portion of the purchase price of two B737 aircraft scheduled for delivery to us in 2012. AirTran has no existing arrangements for the financing of B737s other than as described in the immediately preceding sentence. In addition, BCC has the right to require us to lease up to three additional used B717s for lease terms of up to 10 years per aircraft. If BCC requires us to lease any such used B717 aircraft, we have the right to cancel a like number of B737 aircraft from our B737 order book with Boeing.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than those discussed below.

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

Interest Rates

We had approximately $610.9 million and $623.8 million of variable-rate debt as of March 31, 2011 and December 31, 2010, respectively. We have mitigated our exposure on certain variable-rate debt by entering into interest-rate swap agreements. The notional amount of the outstanding debt related to interest-rate swaps at March 31, 2011 and December 31, 2010 was $469.6 million and $479.1 million, respectively. These swaps expire between 2016 and 2020. The interest-rate swaps effectively result in us paying a fixed rate of interest on a portion of our floating-rate debt securities through the expiration of the swaps. As of March 31, 2011, the fair market value of our interest-rate swaps was a liability of $21.8 million. If average interest rates increased by 100 basis points during 2011, as compared to 2010, our projected 2011 interest expense would increase by approximately $1.0 million.

Aviation Fuel

Our results of operations can be significantly impacted by changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2011 and 2010 represented 38.4 percent and 33.2 percent of our operating expenses, respectively.

We enter into fuel-related derivative financial instruments with financial institutions to reduce the ultimate variability of cash flows associated with fluctuations in jet fuel prices. We do not hold or issue derivative financial instruments for trading purposes. The financial accounting for fuel-related derivatives is discussed in ITEM 1. “FINANCIAL STATEMENTS (Unaudited) – Notes to Condensed Consolidated Financial Statements, Note 3 – Financial Instruments.” From time to time, we enter into fuel-related swap and option derivative financial arrangements. Under jet fuel swap arrangements, we pay a fixed rate per gallon and receive the monthly average price of Gulf Coast jet fuel. The fuel-related option arrangements may include collars, purchased call options, and sold call options. Depending on market conditions at the time a derivative contract is entered into, we generally use jet fuel, heating oil, or crude oil as the underlying commodity. Additionally, from time to time, we enter into refinery-margin swap agreements pursuant to which we pay a fixed rate per gallon and receive the monthly average price of jet fuel refinery costs.

We provide counterparties to our derivative financial instrument arrangements with collateral when the fair value of our obligation exceeds specified amounts. As of March 31, 2011, we were not required to provide counterparties to fuel-related derivative financial instruments with any collateral. Any collateral is classified as restricted cash, if the funds are held in our name. The collateral is classified as deposits held by counterparties to derivative financial instruments if the funds are held by the counterparty. Any future increases in the fair value of our obligations under derivative financial instruments may obligate us to provide collateral to counterparties, which would reduce our unrestricted cash and investments. Any future decreases in the fair value of our obligations would result in the release of collateral to us and consequently would increase our unrestricted cash and investments. Any outstanding collateral is released to us upon settlement of the related derivative financial instrument liability. Our obligation to provide collateral pursuant to fuel-related derivative financial instrument arrangements tends to be inversely related to fuel prices; consequently, to the extent fuel prices decrease, we will experience lower fuel expense and higher collateral requirements. Because we hedge significantly less than 100 percent of our fuel requirements, over time, a sustained decrease in fuel prices tends to produce a net cash benefit even though a significant decrease in fuel prices may cause a net use of cash in the period when prices decrease.

In summary, our fuel-related derivative financial instruments impacted our financial statements for the three months ended March 31, 2011 as follows:

•
We recorded non-operating realized and unrealized net gains on fuel-related derivative financial instruments of $38.9 million during the three months ended March 31, 2011. During the three months ended March 31, 2011, we realized gains related to derivative financial instruments of $4.0 million.

•
As of March 31, 2011, the estimated fair value of our fuel-related derivative financial instruments was a net asset of $86.2 million. The fair value of our fuel-related derivatives is in large part a function of the current market and futures prices of the underlying commodities. Consequently, changes in the current market and futures prices tend to have a substantial impact on the fair value of the fuel-related derivatives.

As of March 31, 2011, we had entered into fuel-related option agreements which pertain to 186 million gallons or 63 percent of our projected April through December 2011 fuel requirements, and 20 million gallons or 5 percent of our projected 2012 fuel requirements. We have also acquired call options on jet fuel refinery margins which pertain to 19 million gallons of fuel.

For every dollar increase per barrel in crude oil or refining costs, our fuel expense (including taxes and into-plane fees) for the remainder of 2011, before the impact of our derivative financial instruments, would increase approximately $7.3 million based on projected operations.

The (1) estimated total ultimate cash benefit (use) of our fuel-related derivatives scheduled to settle during the remainder of 2011 and 2012 and (2) the expected difference in aggregate fuel cost compared to jet fuel cost based on crude oil at $100 per barrel are estimated as follows at the specified crude per barrel prices (in millions of dollars, except per barrel amounts which are in dollars):

	Estimated Total Ultimate Cash Benefit (Use) of Our Fuel-Related Derivative Financial Instruments Held as of March 31, 2011	Estimated Lower (Higher) Aggregate Jet Fuel Cost (Prior to Impact of Derivative Financial Instruments) Compared to Jet Fuel Cost Based on Crude Oil of $100 per Barrel
Nine Months Ending December 31, 2011
Assumed average market crude price:
$ 80 per barrel	$(14.5)	$167.7
$ 100 per barrel	17.2	—
$ 120 per barrel	99.3	(167.7)

Twelve Months Ending December 31, 2012
Assumed average market crude price:
$ 80 per barrel	$(0.5)	$231.5
$ 100 per barrel	(0.5)	—
$ 120 per barrel	9.1	(231.5)

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

2.	As of March 31, 2011 and April 21, 2011, we had provided no collateral for fuel-related derivatives to counterparties.
3.	Changes in the refining margin may also impact the cost of jet fuel. The refining margin assumption included in the table above is 15% of the assumed average market crude price.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, our controls and procedures were effective to ensure that we are able to collect, process, and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The expected acquisition of AirTran by Southwest will likely materially affect AirTran’s internal control over financial reporting. The post-acquisition changes to AirTran’s financial accounting systems, procedures, and staffing are not known as of the date of this report.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

As of April 21, 2011, eight purported class action lawsuits have been filed on behalf of AirTran shareholders in connection with AirTran's proposed merger with Southwest Airlines. Four cases were brought in Nevada: three in Nevada state court (Leonelli, No. 10-OC-00448 1B; Frohman, No. 10-OC-00449 1B; Church, No. A-10-626971-C), and one in federal court (Nesbit, No. 2:11-cv-00092 (PMP)(GWF)). Four cases were brought in Florida state court (DeBardelaben, No. 2010-CA-022893-O; Hoffner, No. 2010-CA-022143-O; Loretisch, No. 2010-CA-023520-O; Rosenberger, No. 2010-CA-023117-O). The allegations in all eight complaints were similar. In each case, plaintiffs allege that the members of the board of directors of AirTran violated their fiduciary duties to the company by voting to approve the proposed merger and that AirTran, Southwest and Merger Sub aided and abetted the board in breaching those duties. (AirTran and the defendant directors will be referred to as the "AirTran Defendants".) In each case, plaintiffs generally seek injunctive relief: (i) enjoining the defendants from consummating the merger unless AirTran adopts and implements a procedure or process to obtain the highest possible price for AirTran’s stockholders and discloses all material information to AirTran’s stockholders, (ii) directing the board to exercise their fiduciary duties to obtain a transaction that is in the best interests of AirTran’s stockholders, (iii) rescinding, to the extent already implemented, the merger agreement, including the deal protection devices that may preclude premium competing bids for AirTran, (iv) awarding plaintiffs' costs and disbursements of the action, including reasonable attorneys’ and experts’ fees, and (v) granting such other and further equitable relief as the court may deem just and proper. The Leonelli and Frohman cases were consolidated on November 24, 2010, and plaintiffs filed a Consolidated Complaint on December 14, 2010. The AirTran Defendants moved to dismiss the Consolidated Complaint on January 7, 2011. Plaintiffs in the consolidated case have not yet filed an opposition to that motion. Discovery in the consolidated case is in its early stages. The plaintiff in Church voluntarily dismissed that case on November 30, 2010, and filed a new complaint in the United States District Court for the District of Nevada on December 2, 2010. The federal action raises substantially the same claims as in the state case, except plaintiff added claims under Sections 14(a) and 20(a) of the Securities Exchange Act based on the preliminary proxy statement. On December 9, 2010, the plaintiff in Church moved for expedited discovery, which was denied on December 29, 2010. On December 20, 2010, the AirTran Defendants moved to dismiss the complaint, and on December 22, 2010, the AirTran Defendants moved to stay discovery pursuant to the Private Securities Litigation Reform Act. The plaintiff filed an opposition to the motion to stay discovery on January 7, 2011, but has not yet filed an opposition to the motion to dismiss. The complaint in Nesbit was filed on January 18, 2011. On February 9, 2011, after the plaintiff refused to voluntarily withdraw the complaint, the AirTran Defendants and the Southwest Defendants moved for a stay pending approval of the Memorandum of Understanding described below. Over the Plaintiff’s objections, the magistrate judge recommended approval of the motion to stay on March 31, 2011. The magistrate also recommended that the plaintiff’s motion for expedited discovery, which had been filed in connection with his opposition to the stay motion, be denied. The plaintiff moved for reconsideration of the magistrate’s recommendations on April 11, 2011. The AirTran Defendants filed motions to stay the four Florida cases in favor of the cases in Nevada. The court granted such motions on December 2, 2010.

While Southwest, AirTran, and the individual AirTran defendants believe that each of the above described lawsuits is without merit, the parties to the Leonelli consolidated complaint and the Church federal complaint entered into a Memorandum of Understanding (MOU) on January 26, 2011 to settle those lawsuits. The settlement provides for the inclusion of additional disclosures with respect to various aspects of the merger in the proxy statement/prospectus with respect to the proposed merger with Southwest. In addition, it provides for the payment of plaintiffs’ attorneys’ fees and expenses, subject to court approval. The MOU further provides that the parties will enter into a stipulation of settlement which will provide, among other things, for the conditional certification of a settlement class. The MOU and stipulation of settlement are subject to various conditions, including court approval following notice to AirTran stockholders, completion of certain discovery (which is ongoing now) and consummation of the merger. If the settlement is finally approved, it will resolve and release on behalf of the entire class of AirTran stockholders, all claims that were or could have been brought challenging any aspect of the merger, the merger agreement and any disclosure made in connection therewith, among other claims.

A complaint alleging violations of federal antitrust laws and seeking certification as a class action was filed against Delta Air Lines, Inc. (Delta) and AirTran in the United States District Court for the Northern District of Georgia in Atlanta on May 22, 2009. The complaint alleges, among other things, that AirTran attempted to monopolize air travel in violation of Section 2 of the Sherman Act, and conspired with Delta in imposing $15-per-bag fees for the first item of checked luggage in violation of Section 1 of the Sherman Act. The initial complaint sought treble damages on behalf of a putative class of persons or entities in the United States who directly paid Delta and/or AirTran such fees on domestic flights beginning December 5, 2008. Subsequent to the filing of the May 2009 complaint, various other nearly identical complaints also seeking certification as class actions were filed in federal district courts in Atlanta, Georgia; Orlando, Florida; and Las Vegas, Nevada. All of the cases were consolidated before a single federal district court judge in Atlanta. A Consolidated Amended Complaint filed in the consolidated action on February 1, 2010 broadened the allegations to add claims that Delta and AirTran conspired to cut capacity on competitive routes and raise prices in violation of Section 1 of the Sherman Act, and that Delta attempted to monopolize air travel in violation of Section 2 of the Sherman Act. In addition to treble damages, the Consolidated Amended Complaint seeks injunctive relief against a broad range of alleged anticompetitive activities, as well as attorneys’ fees. On August 2, 2010, the Court dismissed plaintiffs’ claims that AirTran and Delta had violated Section 2 of the Sherman Act; the Court let stand the claims of a conspiracy with respect to the imposition of a first bag fee and the airlines’ capacity and pricing decisions. AirTran denies all allegations of wrongdoing, including those in the Consolidated Amended Complaint, and intends to defend vigorously any and all such allegations.

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

Information regarding risk factors appears in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We believe there have been no material changes from the risk factors previously disclosed in such Annual Report. You should carefully consider, in addition to the other information set forth in this report, the risk factors discussed in our Annual Report, which could materially affect our business, financial condition, or future results. Such risk factors are expressly incorporated herein by reference. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

AirTran Holdings, Inc.
(Registrant)
Date: April 29, 2011	/s/ Arne G. Haak
Arne G. Haak Senior Vice President of Finance, Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
31.1	—	Rule 13(a)-14 Certification of Chief Executive Officer
31.2	—	Rule 13(a)-14 Certification of Chief Financial Officer
32.1	—	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350